Form 10-K
period 2016-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2017-02-24
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $35,474,889,954 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2016.
As of February 16, 2017, there were outstanding 515,003,586 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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
Factors that could materially affect our future results include, among other things: our organization's ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the volume of third party vendors we use; our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise; our exposure to potential liabilities, including reputational impact, arising from errors and omissions, breach of fiduciary duty and similar claims against us; our ability to compete effectively and adapt to changes in the competitive environment, including to respond to pricing pressures and technological and other types of innovation; the impact of macroeconomic conditions, political events and market conditions on us, our clients and the industries in which we operate, including the effects of the vote in the U.K. to exit the E.U. and the potential for more protectionist laws and business practices; the financial and operational impact of complying with laws and regulations where we operate, including the E.U.’s General Data Protection Regulation; our exposure to potential civil remedies or criminal penalties if we fail to comply with applicable U.S. and non-U.S. laws and regulations; our ability to incentivize and retain key employees; the effect of our global pension obligations on our financial position, earnings and cash flows and the impact of low interest rates on those obligations; the impact on our competitive position of our tax rate relative to our competitors; the impact of fluctuations in foreign exchange, interest rates and securities markets on our results; and the impact of changes in accounting rules or in our accounting estimates or assumptions.
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

i

ii

PART I
ITEM 1.      BUSINESS.
References in this report to "we", "us" and "our" are to Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company"), unless the context otherwise requires.
GENERAL
The Company is a global professional services firm offering clients advice and solutions in risk, strategy and people. It is the parent company of a number of leading risk advisors and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and investment related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 60,000 employees worldwide and annual revenue of more than $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 54% of the Company's total revenue in 2016 and employs approximately 32,600 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
MARSH
Marsh is a global leader in delivering risk advisory and insurance solutions to companies, institutions and individuals around the world. From its founding in 1871 to the present day, Marsh has demonstrated a commitment to thought leadership, innovation and insurance expertise to meet its clients’ needs. Marsh’s pioneering contributions include introducing the practice of client representation through brokerage, the discipline of risk management, the globalization of risk management services and the development of service platforms that identify, quantify, mitigate and transfer risk.
Currently, approximately 30,300 Marsh colleagues provide risk management, insurance broking, insurance program management services, risk consulting, analytical modeling and alternative risk financing to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries. Marsh generated approximately 45% of the Company's total revenue in 2016.
Insurance Broking and Risk Consulting
In its core insurance broking and risk advisory business, Marsh employs a team approach to identify, quantify and address clients' risk management and insurance needs. Marsh’s product and service offerings include risk analysis, insurance program design and placement, insurance program support and administration, claims support and advocacy, alternative risk strategies and a wide array of risk analysis and risk management consulting services. We believe that clients benefit from Marsh’s advanced analytics, deep technical expertise, collaborative global culture and the ability to develop innovative solutions and products. The firm’s resources also include more than 35 risk, specialty and industry practices, including robust cyber, financial and professional service practices, along with a successful and growing employee health & benefits business.
Marsh provides services to clients of all sizes, including large multinational companies, high growth middle-market businesses, small commercial enterprises and high net-worth private clients. Marsh segments clients to ensure that their needs are effectively addressed through tailored value propositions, which aim to provide solutions that best mitigate and manage their risk exposures.
Global Risk Management. Marsh has an extensive global footprint and market-leading advisory and placement services that benefit large domestic and international companies and institutions facing complex risk exposures. These clients are also supported by Marsh’s robust analytics and a growing digital experience.
In addition, Marsh’s largest multinational clients are serviced by a dedicated team of colleagues from around the world focused on delivering service excellence and insurance solutions to clients wherever they are located. Marsh provides global expertise and an intimate knowledge of local markets, helping clients navigate local regulatory environments to address the worldwide risk issues that confront them.
Middle Market & Corporate. A fast-growing, "solutions-based" segment, middle market and corporate clients are served by Marsh’s brokerage operations globally and constitute a substantial majority of clients served by Marsh & McLennan Agency (MMA) in the United States, Jelf/Bluefin in the United Kingdom and large portions of Marsh’s international business.

•
MMA offers a broad range of commercial property and casualty products and services, as well as solutions for employee health and benefits, retirement and administration needs and a growing personal lines business in the United States and Canada. Since its first acquisition in 2009, MMA has acquired 58 agencies. MMA provides advice on insurance program structure and market dynamics, along with industry expertise and transactional capability.

•
Jelf (acquired in December 2015) and Bluefin (acquired in December 2016) service more than 250,000 clients, primarily in the small to mid-market segment across the United Kingdom, and offer high quality technical advice, bespoke products and distinctive services including claims consultancy, employee health and benefit, personal lines solutions and risk management. As a result of these acquisitions, Marsh is now a leading SME (small and medium enterprise) broker in the United Kingdom.

Small Commercial. Clients in this market segment face less complex risks and are served by Marsh’s innovative product and placement offerings and growing capabilities in digitally enabled distribution.

•
Schinnerer Group is composed of Victor O. Schinnerer & Co. in the United States and ENCON Group Inc. in Canada. It is one of the largest underwriting managers of professional liability and specialty insurance programs worldwide. In the United States, Victor O. Schinnerer & Co. provides risk management and insurance solutions to over 35,000 insureds through a national third-party distribution network of licensed brokers. ENCON Group Inc., a leading managing general agent in Canada with over 42,000 insureds, offers professional liability and construction insurance, as well as group and retiree benefits programs and claims handling for individuals, professionals, organizations and businesses.

•
Dovetail Insurance is a leading provider of cloud-based insurance services tailored to the U.S. small commercial market. Based in Columbia, South Carolina, Dovetail has developed an advanced cloud-based technology platform that enables independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind insurance policies in real time. The process enables independent agents to deliver more efficient and timely service and an expanded product selection, while giving insurance providers access to a state-of-the art platform for distributing their products.

High Net Worth (HNW). Individual high net worth clients are serviced by Marsh’s Private Client Services (PCS), MMA and other personal lines businesses globally. These businesses provide a single-source solution for high net worth clients, and are dedicated to sourcing protections across a complete spectrum of risk. Using a consultative and advisory centric approach, exposures are analyzed and customized programs provide comprehensive coverage for clients with complex asset portfolios.
Additional Services and Adjacent Businesses
In addition to insurance broking, Marsh provides certain other specialist advisory or placement services:
Marsh Risk Consulting (MRC) is a global practice comprising specialists that advise clients on identifying exposures, use data and analytics to assess critical business activities and evaluate existing risk practices and strategies. MRC provides client services in five main areas: Property Risk and Asset Valuation; Workforce Strategies; Claims Consulting; Strategic Risk and Cybersecurity Consulting; and Financial Advisory Services.
Marsh Global Analytics helps organizations use data and analytical tools to better understand risks, make more informed decisions, support the implementation of innovative solutions and strategies and, ultimately, reduce costs. Marsh Global Analytics employs a suite of solutions including extensive, global placement data viewed using PlaceMAP (a benchmarking and placement application), statistical and financial analyses, decision modeling, catastrophic loss modeling and the Marsh Analytical Platform (Marsh’s proprietary suite of analytics applications that delivers risk insights to clients for better decision making concerning retaining, mitigating and transferring risk).
Marsh Captive Solutions serves more than 1,250 captive facilities, including single-parent captives, reinsurance pools and risk retention groups. The Captive Solutions practice operates in 42 captive domiciles and leverages the consulting expertise within Marsh’s brokerage offices worldwide. The practice includes the Captive Advisory Group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions; the Captive Management Group, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services; and the Actuarial Services Group, which is comprised of credentialed actuaries and supporting actuarial analysts.
Bowring Marsh is an international placement broker for property and casualty risks. Bowring Marsh uses placement expertise in major international insurance market hubs, including Bermuda, Brazil, China, United Arab Emirates, Ireland, Hong Kong, England, Spain, the United States, Singapore, South Korea, Japan and Switzerland, and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.
Torrent Technologies is a service provider to Write Your Own (WYO) insurers participating in the National Flood Insurance Program (NFIP) in the United States. It offers a comprehensive suite of flood insurance products and services to WYO carriers and agents. Torrent and Marsh together also have demonstrated capabilities in the private retail flood space and in providing other non-NFIP flood insurance administration services to mortgage lenders and other businesses.
Marsh ClearSight is a cloud-based software platform that serves the needs of risk management professionals, insurance carriers and third-party administrators, through integrated technology, analytics and data services solutions across risk, safety and claims management. Marsh ClearSight enables its customers to analyze trends, gain industry insights, optimize decision-making and reduce costs across the entire risk lifecycle.
Services for Insurers
Insurer Consulting Group provides services to insurance carriers. Through Marsh's patented electronic platform, MarketConnect, and sophisticated data analysis, Marsh provides insurers with individualized preference setting and risk identification capabilities, as well as detailed performance data and metrics. Insurer consulting teams review performance metrics and preferences with insurers. Marsh's Insurer Consulting services are designed to improve the product offerings available to clients, assist insurers in identifying new opportunities and enhance insurers’ operational efficiency. The scope and nature of the services vary by insurer and by geography.

GUY CARPENTER
Guy Carpenter, the Company’s reinsurance broker, generated approximately 9% of the Company's total revenue in 2016. The workforce consists of approximately 2,300 professionals who provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property and casualty reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks; and facultative reinsurance, which involves the transfer of part or all of the coverage provided by a single insurance policy.
Guy Carpenter provides reinsurance services in a broad range of specialty practice areas, including: agriculture; alternative risk transfer (such as group-based captives and insurance pools); aviation & aerospace; casualty clash (losses involving multiple policies or insureds); construction and engineering; credit, bond & political risk; cyber; excess & umbrella; flood; general casualty; life, accident & health; marine and energy; medical professional liability; professional liability; program manager solutions; property; public sector; retrocessional reinsurance (reinsurance between reinsurers); surety (reinsurance of surety bonds and other financial guarantees); terror, and workers compensation.
Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its licensed affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of risk-linked securities. GC Securities, the Guy Carpenter division of MMC Securities LLC and MMC Securities (Europe) Limited, offers corporate finance solutions, including mergers & acquisitions and private debt and equity capital raising, and capital markets-based risk transfer solutions that complement Guy Carpenter's strong industry relationships, analytical capabilities and reinsurance expertise.
Guy Carpenter also provides its clients with reinsurance-related services, including actuarial, enterprise risk management, financial and regulatory consulting, portfolio analysis and advice on the efficient use of capital. Guy Carpenter's GC Analytics® unit helps clients better understand and quantify the uncertainties inherent in their businesses. Working in close partnership with Guy Carpenter account executives, GC Analytics specialists help support clients' critical decisions in numerous areas, including reinsurance utilization, catastrophe exposure portfolio management, new product and market development, rating agency, regulatory and account impacts, loss reserve risk, capital adequacy and return on capital.
Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend upon a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. In addition to compensation from its clients, Marsh also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; fees for administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on the attainment of specified goals relating to Marsh's placements, particularly at MMA and in parts of Marsh's international operations.
Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.

CONSULTING
The Company's Consulting segment generated approximately 46% of the Company's total revenue in 2016 and employs approximately 25,500 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer is a global consulting leader in health, retirement, investments and talent. Mercer helps clients around the world advance the health, wealth and performance of their most vital asset - their people. Mercer's approximately 21,000 employees are based in more than 40 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 33% of the Company's total revenue in 2016.
Mercer operates in the following areas:
Health.  Mercer assists public and private sector employers in the design and management of employee health care programs; administration of health benefits and flexible benefits programs, including total benefits outsourcing; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer also provides products and solutions for private active and retiree exchanges in the United States, including its Mercer Marketplace 365SM offering.
Retirement.  Mercer provides a wide range of strategic and compliance-related retirement services and solutions to corporate, governmental and institutional clients. Mercer assists clients worldwide in the design, governance and risk management of defined benefit, defined contribution and hybrid retirement plans. Mercer's approach to retirement services enables clients to consider the benefits, accounting, funding and investment aspects of plan design and management in the context of business objectives and governance requirements. Mercer also provides total benefits outsourcing; total retirement outsourcing, including administration and delivery for retirement benefits; and stand-alone services for defined benefit administration and defined contribution administration.
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
Mercer provides investment management services - also referred to as delegated solutions or fiduciary management - to institutional investors including retirement plans (defined benefit and defined contribution), endowments and foundations and wealth managers, primarily through investment in manager of manager funds sponsored and managed by Mercer. Mercer offers a diverse range of solutions to meet a full spectrum of risk/return preferences and manages investment vehicles across a range of investment strategies for clients globally. As of December 31, 2016, Mercer had assets under management of approximately $158 billion worldwide.
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

Effective January 1, 2017, Mercer merged its investment and retirement businesses into a newly-created wealth business. We believe this combination will align Mercer’s investment management capabilities globally. In addition, moving forward we will refer to our talent business as our career business.
OLIVER WYMAN GROUP
With approximately 4,400 professionals and offices in 27 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 13% of the Company's total revenue in 2016.
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

•	Digital. Oliver Wyman has a dedicated cross-industry team helping clients capitalize on the opportunities created by digital technology and address the strategic threats.

•
Marketing & Sales.  Oliver Wyman advises leading firms in the areas of offer/pricing optimization; product/service portfolio management; product innovation; marketing spend optimization; value-based customer management; and sales and distribution model transformation.

•
OW Labs. OW Labs applies innovative approaches to technology to drive business impact for its clients. The mission of OW Labs is to help clients to unleash the power of the information they already have or could capture - essentially to become knowledge-powered businesses - and through that to drive competitive advantage and sustained impact.

•
Operations & Technology.  Oliver Wyman offers market-leading IT organization design, IT economics management, Lean Six Sigma principles and methodologies, and sourcing expertise to clients across a broad range of industries.

•
Risk Management. Oliver Wyman works with chief financial officers, chief risk officers, and other senior finance and risk management executives of corporations and financial institutions on risk management solutions. Oliver Wyman provides effective, customized solutions to the challenges presented by the evolving roles, needs and priorities of these individuals and organizations.

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
Compensation for Services in Consulting
Mercer and the Oliver Wyman Group of businesses are compensated for advice and services primarily through fees paid by clients. Mercer's Health & Benefits business is compensated through commissions for the placement of insurance contracts (comprising more than half of the revenue in the Health & Benefits business) and consulting fees. Mercer's delegated solutions business and certain of Mercer's defined contribution administration services are compensated typically through fees based on assets under administration or management. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported in accordance with U.S. GAAP, on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
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
The Insurance Mediation Directive was adopted by the United Kingdom and 26 other European Union Member States in 2005. Its implementation gave powers to the Financial Services Authority ("FSA"), the United Kingdom regulator at the time, to expand their responsibilities in line with the Financial Services and Markets Act, the result of which was the regulation of insurance and reinsurance intermediaries. The enhanced regulatory regime implemented in the United Kingdom created a licensing system based on an assessment of factors which included professional competence, financial capacity and the requirement to hold professional indemnity insurance. In April 2013, the FSA was superseded by the Financial Conduct Authority ("FCA"). In April 2014, the FCA’s responsibilities were expanded further to include the regulation of credit activities for consumers. This included the broking of premium finance to consumers who wished to spread the cost of their insurance. In April 2015, the FCA obtained concurrent competition powers enabling them to enforce prohibitions on anti-competitive behavior in relation to financial services.
Insurance authorities in the United States and certain other jurisdictions in which the Company's subsidiaries do business, including the FCA in the United Kingdom, also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations typically provide for segregation of these fiduciary funds and limit the types of investments that may be made with them, and generally apply to both the insurance and reinsurance business. The FCA is currently reviewing its rules governing the protection of client assets and client money. If deemed appropriate, the FCA will implement changes intended to provide enhanced protection to client funds.
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities LLC, a SEC registered broker-dealer in the United States, investment adviser and introducing broker. MMC Securities LLC is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with capital markets and other investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of MMA Securities LLC, a SEC registered broker-dealer and member of FINRA, SIPC and the Municipal Securities Rulemaking Board, primarily in connection with retirement, executive compensation and benefits consulting and advisory services to qualified and non-qualified benefits plans, companies and executives. In the United Kingdom, Marsh and Guy Carpenter use the expertise of MMC Securities (Europe) Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the European Union. MMC Securities LLC, MMC Securities (Europe) Limited and MMA Securities LLC are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
Consulting.  Certain of Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are also subject to investment and securities regulations in various jurisdictions, including regulations imposed or enforced by the SEC and the Department of Labor in the United States, the FCA in the United Kingdom, the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investment Management, Inc. and Mercer Investment Consulting LLC, each an SEC-registered investment adviser in the United States. Mercer Trust Company, a New Hampshire chartered trust bank, provides services for Mercer’s benefits administration and investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities LLC to provide certain retirement and employee benefit services. Oliver Wyman Group uses the services of MMC Securities (Europe) Limited in the European Union, primarily in connection with corporate finance advisory services.
FATCA. Regulations promulgated by the U.S. Treasury Department pursuant to the Foreign Account Tax Compliance Act and related legislation (FATCA) require the Company to take various measures relating to non-U.S. funds, transactions and accounts. The regulations impose on Mercer certain client financial account tracking and disclosure obligations with respect to non-U.S. financial institution and insurance clients, and require Marsh and Guy Carpenter (and Mercer, in limited circumstances) to collect, validate and maintain certain documentation from each foreign insurance entity that insures a risk that is subject to the regulations. As of January 1, 2017, FATCA expanded to regulate a broader set of insurance and reinsurance placements, known as "foreign-to-foreign" transactions. The Company has adopted processes to substantially address FATCA’s requirements.
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
Risk and Insurance Services.  The Company's combined insurance and reinsurance services businesses are global in scope. Our insurance and reinsurance businesses compete principally on sophistication, range, quality and cost of the services and products they offer to clients. The Company encounters strong competition from other insurance and reinsurance brokerage firms that operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market, distribute and service their insurance and reinsurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms, consultants and online platforms, that provide risk-related services and products or alternatives to traditional insurance brokerage services. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to the Company’s clients. Their presence in the market increases the competitive pressures that the Company faces.
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
Consulting.  The Company's consulting and HR outsourcing businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. These businesses generally compete on the basis of the range, quality and cost of the services and products they provide to clients. Competitors include independent consulting and outsourcing firms, as well as consulting and outsourcing operations affiliated with accounting, information systems, technology and financial services firms. Mercer's investments business faces competition from many sources, including investment consulting firms (many of which offer delegated services) and other financial institutions. In some cases, clients have the option of handling the services provided by Mercer and Oliver Wyman Group internally, without assistance from outside advisors.
Segmentation of Activity by Type of Service and Geographic Area of Operation.
Financial information relating to the types of services provided by the Company and the geographic areas of its operations is incorporated herein by reference to Note 16 to the consolidated financial statements included under Part II, Item 8 of this report.

Employees
As of December 31, 2016, the Company and its consolidated subsidiaries employed approximately 60,000 people worldwide, including approximately 32,600 in risk and insurance services, 25,500 in consulting and 1,700 individuals at the parent-company level.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 55, is Executive Vice President and General Counsel of Marsh & McLennan Companies. In addition to managing the Company’s Legal, Compliance & Public Affairs function, Mr. Beshar also oversees the Company’s Government Relations and Risk Management groups. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
John Q. Doyle, age 53, is President of Marsh and oversees Marsh’s core brokerage business worldwide as well as Global Sales, Global Clients and Marsh & McLennan Agency. In addition to serving on the Executive Committee of Marsh & McLennan Companies, he is a member of the Marsh Executive Committee. Prior to assuming this role in April 2016, Mr. Doyle was most recently Chief Executive Officer of AIG’s commercial insurance businesses. He began his career at AIG in 1986 and held several senior executive positions, including President and Chief Executive Officer of AIG property and casualty in the U.S., President and Chief Executive Officer of National Union Fire Insurance Company, and President of American Home Assurance Company.
E. Scott Gilbert, age 61, is Senior Vice President and Chief Information Officer of Marsh & McLennan Companies. Mr. Gilbert leads the Company’s firm-wide efforts to improve the experience of clients and colleagues through the development and implementation of innovative and cost-effective technologies. In his role, he has responsibility for the Global Technology Infrastructure group, the Marsh & McLennan Innovation Centre, and chairs the Company’s Technology Council. In addition, Mr. Gilbert oversees the Company's global Business Resiliency and Security operations. Prior to assuming his current role in September 2015, Mr. Gilbert served as Senior Vice President and Chief Risk and Compliance Officer of the Company. Prior to joining Marsh & McLennan Companies in January 2005, he was the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney in the Southern District of New York.
Daniel S. Glaser, age 56, is President and Chief Executive Officer of Marsh & McLennan Companies. Prior to his current role, Mr. Glaser served as Group President and Chief Operating Officer of the Company from April 2011 through December 2012. He rejoined Marsh & McLennan Companies in December 2007 as Chairman and Chief Executive Officer of Marsh after serving in senior positions in commercial insurance and insurance brokerage in the United States, Europe and the Middle East, returning to the firm where he had begun his career 25 years before, right out of university. Mr. Glaser was named Chairman of the Federal Advisory Committee on Insurance (FACI) in August 2014. Mr. Glaser also serves on the International Advisory Board of BritishAmerican Business and is a member of the Board of Trustees for The Institutes (American Institute for Chartered Property Casualty Underwriters) and Ohio Wesleyan University.
Laurie Ledford, age 59, is the Company's Senior Vice President and Chief Human Resources Officer. Ms. Ledford is responsible for Marsh & McLennan Companies' overall human capital and talent strategy and the delivery of human resources services to all our colleagues worldwide. Prior to her current role, Ms. Ledford served as Chief Human Resources Officer (CHRO) for Marsh Inc. Ms. Ledford joined Marsh in 2000 and was named CHRO in 2006, after having served as Senior Human Resources Director for Marsh's International Specialty Operations. Her prior experience was with Citibank and NationsBank.

Scott McDonald, age 50, is President and Chief Executive Officer of Oliver Wyman Group. Prior to assuming this role in January 2014, Mr. McDonald was President of Oliver Wyman. Before becoming President of Oliver Wyman in 2012, Mr. McDonald was the Managing Partner of Oliver Wyman's Financial Services practice and has held a number of senior positions, including the Global head of the Corporate & Institutional Banking practice. Before joining Oliver Wyman in 1995, he was an M&A investment banker with RBC Dominion Securities in Toronto.
Mark McGivney, age 49, is the Company’s Chief Financial Officer. Mr. McGivney has held a number of senior financial management positions since joining the Company in 2007, including Chief Financial Officer of Marsh and Chief Financial Officer and Chief Operating Officer of Mercer. In his most recent role as Senior Vice President, Corporate Finance of Marsh & McLennan Companies, Mr. McGivney was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, and investment banking positions at Merrill Lynch and Salomon Brothers.
Julio A. Portalatin, age 57, is President and Chief Executive Officer of Mercer. Prior to joining Mercer in February 2012, Mr. Portalatin was the President and CEO of Chartis Growth Economies, and Senior Vice President, American International Group (AIG). In that role, he had responsibility for operations in Asia Pacific, South Asia, Latin America, Africa, the Middle East and Central Europe. Mr. Portalatin began his career with AIG in 1993 and thereafter held a number of key leadership roles, including President of the Worldwide Accident & Health Division at American International Underwriters (AIU) from 2002-2007. From 2007-2010, he served as President and CEO of Chartis Europe S.A. and Continental European Region, based in Paris, before becoming President and CEO of Chartis Emerging Markets. Prior to joining AIG / Chartis, Mr. Portalatin spent 12 years with Allstate Insurance Company in various executive product underwriting, distribution and marketing positions.
Peter Zaffino, age 50, is Chairman of the Risk and Insurance Services Segment and Chief Executive Officer of Marsh. Mr. Zaffino was named Chairman of the Risk and Insurance Services segment of the Company in May 2015. Prior to being named Marsh CEO in 2011, Mr. Zaffino was President and CEO of Guy Carpenter, a position he assumed in early 2008. Previously, he was an Executive Vice President of Guy Carpenter and had held a number of senior positions, including Head of Guy Carpenter's U.S. Treaty Operations and Head of the firm's Global Specialty Practices. Mr. Zaffino has over 25 years of experience in the Insurance and Reinsurance industry. Prior to joining Guy Carpenter in 2001, he held several senior positions, most recently serving in an executive role with a GE Capital portfolio company.
AVAILABLE INFORMATION
The Company is subject to the information reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, the Company files with, or furnishes to, the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Company makes these reports and any amendments to these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like the Company, that file electronically with the SEC.
The Company also posts on its website certain governance and other information for investors.
The Company encourages investors to visit these websites from time to time, as information is updated and new information is posted. Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

Item 1A.      Risk Factors
You should consider the risks described below in conjunction with the other information presented in this report. These risks have the potential to materially adversely affect the Company's business, results of operations or financial condition.
RISKS RELATING TO THE COMPANY GENERALLY
Legal and Regulatory Risks
We are subject to significant uninsured exposures arising from errors and omissions, breach of fiduciary duty and similar claims.
Our operating companies provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory and actuarial services, to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. In our Consulting segment, where we increasingly act in a fiduciary capacity through our investments business, such claims include allegations of damages arising from the provision of consulting, investments, actuarial, pension administration and other services. These services frequently involve complex calculations and other analysis, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing investment advice, including guidance on asset allocation and investment strategy, and (v) managing client assets, including the selection of investment managers. These matters often relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
In establishing liabilities for E&O claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies - Loss Contingencies), the Company uses case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the challenges inherent in establishing liabilities in accordance with FASB ASC Subtopic No. 450-20, as well as the unpredictability of E&O claims and the litigation that can flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's business, results of operations or financial condition in a given quarterly or annual period.
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
Our activities are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states and the other jurisdictions in which we operate. For example, we are subject to regulation by agencies such as the Securities and Exchange Commission in the United States and the Financial Conduct Authority (the “FCA”) in the United Kingdom, state insurance regulators in the United States and self-regulatory organizations such as FINRA, as further described above under Part I, Item 1 - Business (Regulation) of this report. We are also subject to trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, taxation, anti-trust, immigration, wage-and-hour standards and employment and labor relations.
The U.S. and foreign laws and regulations that apply to our operations are complex, and our efforts to comply with them require significant resources. In some cases, these laws and regulations may impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our employees, our consultants and our contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. In addition, a failure to comply with applicable laws and regulations could have a material adverse effect on the Company by exposing us to negative publicity and reputational damage or by harming our client or employee relationships.
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
Cybersecurity and Data Protection Risks
We could incur significant liability or our reputation could be damaged if our information systems are breached or we otherwise fail to protect client or Company data or information systems.
We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties. This electronic information comprises sensitive and confidential data, including information related to financial records, health care, mergers and acquisitions and clients’ personal data. Our information technology systems, and those of our numerous third-party providers, are potentially vulnerable to damage or interruption from a variety of external threats, including cyber-attacks, computer viruses and other malware, ransomware and other types of security breaches. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. The latency of such attacks is often measured in months, and we may not be able to detect an attack in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, or sensitive client or Company data are compromised.
We are at risk of attack by a growing list of adversaries, including by state-sponsored organizations, organized crime, hackers or "hactivists" (activist hackers), through use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to information technology systems.
As the breadth and complexity of our infrastructure continues to grow, including as a result of the use of mobile technologies, cloud services, social media and the increased reliance on devices connected to the Internet (known as the "Internet of Things"), the potential risk of security breaches and cyber-attacks also increases. Despite ongoing efforts to improve our ability to protect data from theft, we may not be able to protect all of our data across our diverse systems. Should an attacker gain access to our network using compromised credentials of an authorized user, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our infrastructure, such as data encryption or deployment of multi-factor authentication, take significant time and resources to deploy broadly, and such measures may not be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.
Due to the large number and age of the systems and platforms that we operate, the increased frequency at which vendors issue security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy patches in a timely manner. We are also dependent on third party vendors like cloud service providers to keep their systems patched in order to protect our data. If we, our clients and our vendors are unable to keep systems patched in a timely manner, they may be breached, which could have a material adverse effect on our business.
We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients. A small percentage of them have direct access to our systems. We are at risk of a cyber-attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cyber-attack that compromises their operations, we could incur significant costs and possible service interruption, which could have an adverse effect on our business.
We have a history of making acquisitions and investments, including 115 in the period from 2011-2016. The process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses in the target’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber-attack. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
Our policies, procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information by employees, vendors or other third parties with otherwise legitimate access to our systems. Improper access to or disclosure of sensitive client or Company information could harm our reputation and subject us to liability under our contracts, as well as under existing or future laws, rules and regulations.
We have from time to time experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices. Like many companies, we are subject to regular phishing email campaigns directed at our employees that can result in malware infections and data losses. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, personal or proprietary information being lost or stolen, including client, employee or company data, which could have a material adverse effect on our business. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation, could adversely affect our financial condition, operating results and our reputation.
In providing services and solutions to clients, we store and transfer sensitive client or Company data, including personal data, in and across multiple jurisdictions. We leverage systems and applications that are spread all over the world requiring us to regularly move data across national borders. As a result, we are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. For example, in April 2016 the European Commission adopted the General Data Protection Regulation ("GDPR"), which greatly increases the jurisdictional reach of its laws and adds a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers in some cases. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. At a state level, the New York State Department of Financial Services has issued cybersecurity regulations which impose an array of detailed security measures on covered entities. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations.
Unauthorized disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. For example, under the GDPR, violations could result in a fine of up to 4% of a corporation’s global annual revenue. Such events could also result in negative publicity and damage to our reputation and cause us to lose clients, which could therefore have a material adverse effect on our results of operations.
Competitive Risks
We face significant competitive pressures in each of our businesses.
As a global professional services firm, the Company faces intense, sustained competition in each of its operating segments. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our customers' ability to self-insure or use internal resources instead of consultants, known as "disintermediation," and our ability to respond to changes in client demand and industry conditions. Some of our competitors may have greater financial resources, or may be better positioned to respond to technological and other changes in the industries we serve, and they may be able to compete more effectively. If we are unable to respond successfully to the competition we face, our business, results of operations and financial condition will be adversely impacted.
As a U.S.-domiciled company, our consolidated effective tax rate is higher than a number of our key competitors that are domiciled outside the United States where corporate tax rates are lower than the U.S. federal statutory tax rate. Certain of our businesses, such as Marsh & McLennan Agency, also operate primarily in the United States where their earnings are subject to higher tax rates. The higher consolidated tax rate at which our earnings are taxed could have an adverse impact on our ability to compete with a number of our competitors. Additionally, the tax laws, rulings, policies or related legal and regulatory interpretations of the U.S. and other jurisdictions could change in the future, and such changes could cause a material change in our tax rate.
In our Risk and Insurance Services segment, in addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete intensely against a wide range of other insurance and reinsurance brokerage and risk advisory firms that operate on a global, regional, national or local scale for both client business and employee talent. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services or alternatives to traditional brokerage services including through technological solutions. This competition is intensified by an industry trend toward a "syndicated" or "distributed" approach to the purchase of insurance and reinsurance brokerage services, where a client engages multiple brokers to service different portions of the client's account. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to our clients. Their presence in the market increases the competitive pressures that we face.
In our Consulting segment, we compete for business with numerous consulting firms and similar organizations, many of whom also provided, or are affiliated with firms that provided, accounting, information systems, technology and financial services. Such competitors may be able to offer more comprehensive products and services to potential clients, which may give them a competitive advantage.
The loss of key professionals could hurt our ability to retain existing client revenues and generate revenues from new business.
Across all of our businesses, our colleagues are critical to developing and retaining the client relationships as well as performing the services on which our revenues depend. It is therefore important for us to attract, incentivize and retain significant revenue-producing employees and the key managerial and other professionals who support them. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. We face numerous challenges in this regard, including the intense competition for talent and the general mobility of professionals.
Losing employees who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which could adversely affect our results of operations. And, subject to applicable enforceable restrictive covenants, if a key employee were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.
Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology in driving value for our clients.
To remain competitive in many of our business areas, we must anticipate and respond effectively to the threat of digital disruption and other technological change. The threat comes from traditional players through disintermediation as well as from new entrants. We must also identify relevant technologies and methodologies and integrate them into our product and service offerings. We may not be able to do this effectively. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses, and we may not make sufficient investments necessary to realize these goals.
We have a number of strategic initiatives involving investments in technology systems and infrastructure to support our growth strategy. In addition to new platforms and systems, we are deploying new processes and many of our colleagues across the business are changing the way they perform certain roles to capture efficiencies. These initiatives may not yield sufficient return to cover the investments they require. In some cases, we depend on key vendors and partners to provide technology and other support for our strategic initiatives. If these vendors or partners fail to perform their obligations or otherwise cease to work with us, our ability to execute on our strategic initiatives could be adversely affected. If we do not keep up with technological changes or execute well on our strategic initiatives, our business and results of operations could be adversely impacted.
Damage to our reputation could have a material adverse effect on our business.
Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones as mentioned above. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, including operations, regulatory compliance, and the use and protection of data and systems, satisfaction of client expectations, and from actions taken by regulators or others in response to such conduct. This damage to our reputation could further affect the confidence of our clients, rating agencies, regulators, stockholders and the other parties in a wide range of transactions that are important to our business and could have a material adverse effect on our business, financial condition and operating results.
Consolidation in the industries we serve could adversely affect our business.
Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge, or consolidate or combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. Any of these or similar possible results of industry consolidation could adversely affect our business. The insurance industry saw increased market consolidation in 2016, and this trend could continue or accelerate in 2017. As the insurance and reinsurance companies continue to consolidate, Guy Carpenter’s smaller client base may be more susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace.
We rely on a large number of vendors and other third parties to perform key functions of our business operations and to provide services to our clients. These vendors and third parties may act in ways that could harm our business.
We rely on a large number of vendors and other third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, data processing, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokers and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers, risk modeling providers, outsourced providers of client-related services and providers of human resource functions, such as recruiters. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions or operations may adversely impact us and replacing these service providers could create significant delay and expense. A failure by the third parties to comply with service level agreement, or regulatory or legal requirements in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business.
Financial Risks
Our results of operations could be adversely affected by macroeconomic conditions, political events and market conditions.
Macroeconomic conditions and political events around the world affect our clients' businesses and the markets they serve. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations. Changes in macroeconomic and political conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. For example, recently there has been a move toward protectionist laws and business practices in some countries, which could favor local competition and adversely affect our business. In particular, on June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or E.U., referred to as "Brexit". Brexit has created political and economic uncertainty, particularly in the United Kingdom and the E.U., and this uncertainty may last for years. Our business in the United Kingdom, the E.U. and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. In addition, as a result of the recent change of administration in the United States, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently do business, and any negative sentiments toward the United States as a result of such changes, could adversely affect our business. Further, concerns persist regarding the economic health and political stability of certain Eurozone countries. If the demand for our products and services declines as a result of these or any other macroeconomic conditions, political events or market conditions, we may be required to respond in a way which could adversely affect our ability to execute our business strategy.
Our investments, including our minority investments in other companies as well as our cash investments and those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, foreign exchange, market and interest rate risks. These risks may be exacerbated by global macroeconomic conditions, market volatility and regulatory, financial and other difficulties affecting the companies in which we have invested or that may be faced by financial institution counterparties. During times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial trading and investment losses for corporate and other investors. In addition, we may incur investment losses as a result of unusual and unpredictable market developments, and we may continue to experience reduced investment earnings if the yields on investments deemed to be low risk remain at or near their current low levels. If the banking system or the fixed income, interest rate, credit or equity markets deteriorate, the value and liquidity of our investments could be adversely affected. Finally, the value of the Company's assets held in other jurisdictions, including cash holdings, may decline due to foreign exchange fluctuations.
If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for the work we perform. Accounts receivable typically total about one-quarter of our total annual revenues, and as of December 31, 2016, our accounts receivable were approximately $3.4 billion. Macroeconomic conditions could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of, or be unable to collect, our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time it takes to bill and collect for our services, our cash flows could be adversely affected.
We may not be able to obtain financing on favorable terms or at all.
The maintenance and growth of our business, the payment of dividends and our ability to make share repurchases depend on our access to capital, which depends in large part on cash flow generated by our business and the availability of equity and debt financing. Certain of our businesses such as GC Securities and MMC Securities (Europe) Limited also rely on financings by us to fund debt and equity capital raising offerings by their clients. There can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms or at all. In addition, our ability to obtain financing will depend in part upon prevailing conditions in credit and capital markets, which are beyond our control.
Our defined benefit pension plan obligations could cause the Company's financial position, earnings and cash flows to fluctuate.
Our defined benefit pension obligations and the assets set aside to fund those obligations are sensitive to certain changes in the financial markets. Any such changes may result in increased pension expense or additional cash payments to fund these plans.
The Company has significant defined benefit pension obligations to its current and former employees, totaling approximately $15.6 billion, and related plan assets of approximately $14.4 billion, at December 31, 2016 on a U.S. GAAP basis. The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the United States, contributions to these plans are based on ERISA guidelines. Outside the United States, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
The financial calculations relating to our defined benefit pension plans are complex. Pension plan assets could decrease as the result of poor future asset performance. Also, pension plan liabilities, periodic pension expense and future funding amounts could increase as a result of a decline in the interest rates we use to discount our pension liabilities, longer lifespans than those reflected in our mortality assumptions, actual investment return that is less than the expected return on assets, adverse changes in laws or regulations and other variables.
While we have taken steps to mitigate the impact of pension volatility on our earnings and cash funding requirements, these strategies may not be successful. Accordingly, given the magnitude of our worldwide pension plans, variations in or reassessment of the preceding factors or potential miscalculations relating to our defined benefit pension plans could cause significant fluctuation from year to year in our earnings and cash flow, as well as our pension plan assets, liabilities and equity, and may result in increased levels of contributions to our pension plans.
Our significant non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.
A significant portion of our business is located outside of the United States. We are subject to exchange rate movement because some of our subsidiaries receive revenue other than in their functional currencies and because we must translate the financial results of our foreign subsidiaries into U.S. dollars. These movements may change over time, and they could have a material adverse impact on our financial results and cash flows. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions, however, our Risk and Insurance Services operations generate revenue in a number of different currencies, but expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because the non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue, exchange rate movement can have a significant impact on our business, financial condition, results of operations and cash flow. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
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
Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the United States. Funds from the current year’s earnings of the Company's non-U.S. operating subsidiaries are regularly repatriated to the United States. A number of factors could arise that could limit our ability to repatriate funds or could make repatriation cost-prohibitive, including, but not limited to, the imposition of currency controls and other government restrictions on repatriation in the jurisdictions in which our subsidiaries operate, fluctuations in foreign exchange rates, the imposition of withholding and other taxes on such payments and our ability to repatriate earnings in a tax-efficient manner.
In the event we are unable to generate or repatriate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate and our ability to finance our obligations, including to pay dividends on or repurchase our common stock, could be adversely affected.

Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results may occur due to several factors. These include:

•	the number of client engagements during a quarter;

•	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

•	fluctuations in hiring and utilization rates and clients' ability to terminate engagements without penalty;

•	seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;

•	the success of our acquisitions or investments;

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
If we need to raise capital in the future (for example, in order to fund maturing debt obligations or finance acquisitions or other initiatives), credit rating downgrades would increase our financing costs, and could limit our access to financing sources. Further, a downgrade to a rating below investment-grade could result in greater operational risks through increased operating costs and increased competitive pressures.
Global Operations
We are exposed to multiple risks associated with the global nature of our operations.
We do business worldwide. In 2016, 50% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees were located outside the United States. We expect to expand our non-U.S. operations further.
The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

•	economic and political conditions in the countries in which we operate;

•
unexpected increases in taxes or changes in U.S. or foreign tax laws, rulings, policies or related legal and regulatory interpretations, including recent international initiatives to require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities;

•	potential transfer pricing-related tax exposures that may result from the flow of funds among our subsidiaries and affiliates in the various jurisdictions in which we operate;

•	withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	potential conflicts of interest that may arise as we expand the scope of our businesses and our client base;

•	international hostilities, terrorist activities, natural disasters and infrastructure disruptions;

•	local investment or other financial restrictions that foreign governments may impose;

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

•
limitations or restrictions that foreign or U.S. governments and regulators may impose on the products or services we sell, the methods by which we sell our products and services and the manner in which we are compensated;

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
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber-attack, power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have concentrations of customers and employees or significant operations, and in certain countries and regions in which we operate that are subject to potential threat of terrorist attacks or military conflicts.
Our operations depend in particular upon our ability to protect our technology infrastructure against damage. If a business continuity event occurs, we could lose client or Company data or experience interruptions to our operations or delivery of services to our clients, which could have a material adverse effect. A cyber-attack or other business continuity event affecting us or a key vendor or other third party could result in a significant and extended disruption in the functioning of our information technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. An extended outage could result in the loss of clients and a decline in our revenues.
We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster or other continuity event on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover from such an event, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships and legal liability. Our business disruption insurance may also not be sufficient in type or amount to cover the cost of a successful recovery in the event of such a disruption.
Acquisitions and Dispositions
We face risks when we acquire and dispose of businesses.
We have a history of making acquisitions and investments, including a total of 115 in the period 2011-2016. We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete the transactions we decide to pursue with favorable results. As we typically acquire other professional services firms, the success of our transactions is also highly dependent on the retention of the key employees of our acquisition targets.
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

difficulties in integrating acquired businesses; possible management distraction; and the inability of acquired businesses to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. As of December 31, 2016, the Company's consolidated balance sheet reflected $9.5 billion of goodwill and intangible assets, representing approximately 52% of the Company's total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $6.8 billion and Consulting, $2.7 billion. Given the significant size of the Company's goodwill and intangible assets, an impairment could have a material adverse effect on our results of operations in any given period.
When we dispose of businesses, we are also subject to the risk, contractually agreed or otherwise, that we will continue to be subject to the liabilities of that business after its disposition.
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 54% of the Company's total revenue in 2016. Our business in this segment is subject to particular risks.
Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity.
Demand for many types of insurance and reinsurance generally rises or falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance and reinsurance coverage, as applicable, which would inhibit our ability to generate commission revenue and other revenue based on premiums placed by us. Also, the insurance they seek to obtain through us may be impacted by changes in their assets, property values, sales or number of employees, which may reduce our commission revenue, and they may decide not to purchase our risk advisory or other services, which would inhibit our ability to generate fee revenue. Moreover, insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business, as well as our revenues from insurers. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the market place.
Volatility or declines in premiums and other market trends may significantly impede our ability to improve revenues and profitability.
A significant portion of our Risk and Insurance Services revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We do not determine the insurance premiums on which our commissions are generally based. Our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to the normal cycles of pricing in the commercial insurance and reinsurance markets.
As traditional insurance companies continue to rely on non-affiliated brokers or agents to generate premium, those insurance companies may seek to reduce their expenses by lowering their commission rates. The reduction of these commission rates, along with general volatility or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-

protection needs. This trend includes a greater willingness on the part of corporations to self-insure, the use of captive insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurances Services segment depends in part on our ability to be compensated for the analytical services and other advice that we provide. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline.
Allegations of conflicts of interest, adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients could have a material adverse effect on Marsh’s business, results of operations and financial condition.
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for conflicts of interest. The vast majority of the compensation that Marsh receives is in the form of retail fees and commissions that are paid by the client or paid from premium that is paid by the client. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased significantly in the last several years, both organically and through acquisition. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including services relating to the administration and management of quota shares, panels and other facilities); and (iii) contingent commissions (paid by insurers based on volume and profitability of Marsh's placements). Future changes in the regulatory environment may impact our ability to collect these revenue streams. In addition, these revenues present potential regulatory, litigation and reputational risks that may arise from alleged conflicts of interest or allegations under antitrust, competition and unfair trade practice laws. Adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 46% of our total revenue in 2016. Our businesses in this segment are subject to particular risks.
Revenues for the services provided by our Consulting segment may decline for various reasons, including as a result of changes in economic conditions, the value of equity, debt and other asset markets, our clients’ or an industry's financial condition or government regulation.
Global economic conditions over the past several years have negatively affected businesses and financial institutions. Many of our clients, including financial institutions, corporations, government entities and pension plans, have been reducing expenses, including amounts spent on consulting services, and using internal resources instead of consultants. The evolving needs and financial circumstances of our clients may reduce demand for our consulting services and our revenues and profitability. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations could be materially and adversely affected.
In addition, some segments of Mercer's investments business generate fees based upon the value of the clients’ assets under management or advisement. Changes in the value of equity, debt, currency, real estate, commodities or other asset classes could cause the value of assets under management or advisement, and the fees received by Mercer, to decline. Such changes could also cause clients to withdraw funds from Mercer’s investment business in favor of other investment service providers. In either case, our business, financial condition and results of operations could be materially and adversely affected. Further, revenue received by Mercer as investment manager to the majority of the Mercer-managed investment funds is reported in accordance with U.S. GAAP on a gross basis rather than a net basis. Therefore the reported revenue for these offerings does not fully reflect the inclusion of sub-advisor fees, and thus the amount of revenue ultimately attributable to Mercer would be lower.
Demand for many of Mercer's benefits services is affected by government regulation and tax laws, rulings, policies and interpretations, which drive our clients' needs for benefits-related services. Significant changes in government regulations affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans, defined contribution plans or defined benefit plans, may adversely affect the demand for or profitability of Mercer's services.

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
Mercer’s investment business provides clients with investment consulting and investment management (referred to as "delegated solutions") services. In the investment consulting business, clients make and implement their own investment decisions based upon advice provided by Mercer. In its delegated solutions business, Mercer implements the client’s investment policy by engaging and overseeing independent asset managers who determine which securities to buy and sell. To effect implementation of a client’s investment policy, Mercer may utilize its "manager of managers" investment funds.
Mercer’s investment business is subject to a number of risks, including risks related to third-parties, our operations, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly implement a client’s investment policy, which could cause an incorrect or untimely allocation of client assets among asset managers or strategies. Mercer may also be perceived as recommending certain asset managers to clients, or offering delegated solutions to an investment consulting client, solely to enhance its own compensation. Asset classes may perform poorly, or investment managers may underperform their benchmarks, due to poor market performance, negligence or other reasons, resulting in poor returns or loss of client capital. These risks, if realized, could result in significant liability and to damage our business. In addition, the FCA is conducting a market study of the U.K. asset management industry, which includes asset managers and investment consultants. In November 2016, the FCA published an interim report which contains preliminary findings relating to the investment consulting industry and a provisional reference to the U.K. Competition & Markets Authority (CMA) for a market investigation reference (MIR).  If the MIR goes forward, the CMA may impose remedies on the industry that may adversely affect Mercer’s U.K. investment consulting and delegated solutions businesses.
The profitability of our Consulting segment may decline if we are unable to achieve or maintain adequate utilization and pricing rates for our consultants.
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
Marsh & McLennan Companies and certain of its subsidiaries own, directly and indirectly through special purpose subsidiaries, a 58% condominium interest covering approximately 900,000 square feet of office space in a 44 story condominium in New York City. This real estate serves as the Company's headquarters and is occupied primarily by the Company and its subsidiaries for general corporate use. The condominium interests are financed by a 30-year mortgage loan that is non-recourse to the Company unless the Company (i) is downgraded below B (stable outlook) by S&P or Fitch or B2 (stable outlook) by Moody's and such downgrade is continuing or (ii) an event of default under the mortgage loan has occurred. The mortgage is secured by a first priority assignment of leases and rents, including the leases which the Company and certain of its subsidiaries entered into with their affiliated special purpose subsidiaries which own the mortgaged condominium interests. The net rent due under those leases in effect services the mortgage debt.
Item 3.      Legal Proceedings.
We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters is set forth in Note 15 to the consolidated financial statements appearing under Part II, Item 8 ("Financial Statements and Supplementary Data") of this report.
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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2016 and 2015 and each quarterly period thereof:

	2016 Stock Price Range		2015 Stock Price Range
	High	Low	High	Low
First Quarter	$60.96	$50.81	$58.11	$53.50
Second Quarter	$68.57	$59.85	$59.99	$55.79
Third Quarter	$68.69	$65.48	$58.83	$50.90
Fourth Quarter	$69.77	$62.33	$57.46	$51.05
Full Year	$69.77	$50.81	$59.99	$50.90
On February 16, 2017, the closing price of the Company’s common stock on the NYSE was $73.26.
The Company repurchased 2.6 million shares of its common stock for $175 million during the fourth quarter of 2016, resulting in full year 2016 repurchases of 12.7 million shares for $800 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of December 31, 2016, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2016	1,286,132	$65.91	1,286,132	$445,708,926
Nov 1-30, 2016	1,216,589	$66.57	1,216,589	$2,450,000,602
Dec 1-31, 2016	134,469	$68.78	134,469	$2,440,752,101
Total	2,637,190	$66.36	2,637,190	$2,440,752,101

Item 6.      Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2016	2015	2014	2013	2012
Revenue	$13,211	$12,893	$12,951	$12,261	$11,924
Expense:
Compensation and Benefits	7,461	7,334	7,515	7,226	7,134
Other Operating Expenses	3,086	3,140	3,135	2,958	2,961
Operating Expenses	10,547	10,474	10,650	10,184	10,095
Operating Income (a)	2,664	2,419	2,301	2,077	1,829
Interest Income	5	13	21	18	24
Interest Expense	(189)	(163)	(165)	(167)	(181)
Cost of Extinguishment of Debt	—	—	(137)	(24)	—
Investment Income	—	38	37	69	24
Income Before Income Taxes	2,480	2,307	2,057	1,973	1,696
Income Tax Expense	685	671	586	594	492
Income From Continuing Operations	1,795	1,636	1,471	1,379	1,204
Discontinued Operations, Net of Tax	—	—	26	6	(3)
Net Income Before Non-Controlling Interests	1,795	1,636	1,497	1,385	1,201
Less: Net Income Attributable to Non-Controlling Interests	27	37	32	28	25
Net Income Attributable to the Company	$1,768	$1,599	$1,465	$1,357	$1,176
Basic Net Income Per Share Information:
Income From Continuing Operations	$3.41	$3.01	$2.64	$2.46	$2.16
Income From Discontinued Operations	—	—	0.05	0.01	—
Net Income Attributable to the Company	$3.41	$3.01	$2.69	$2.47	$2.16
Average Number of Shares Outstanding	519	531	545	549	544
Diluted Income Per Share Information:
Income From Continuing Operations	$3.38	$2.98	$2.61	$2.42	$2.13
Discontinued Operations, net of tax per share	—	—	0.04	0.01	—
Net Income Attributable to the Company	$3.38	$2.98	$2.65	$2.43	$2.13
Average Number of Shares Outstanding	524	536	553	558	552
Dividends Paid Per Share	$1.30	$1.18	$1.06	$0.96	$0.90
Return on Average Equity	27%	23%	19%	19%	19%
Year-end Financial Position:
Working capital	$802	$1,336	$1,856	$2,027	$2,007
Total assets	$18,190	$18,216	$17,793	$16,960	$16,274
Long-term debt	$4,495	$4,402	$3,368	$2,619	$2,657
Total equity	$6,272	$6,602	$7,133	$7,975	$6,606
Total shares outstanding (net of treasury shares)	514	522	540	547	545
Other Information:
Number of employees	60,000	60,000	57,000	55,000	54,000
Stock price ranges—
U.S. exchanges — High	$69.77	$59.99	$58.74	$48.56	$35.78
— Low	$50.81	$50.90	$44.25	$34.43	$30.69

(a)	Includes the impact of net restructuring costs of $44 million, $28 million, $12 million, $22 million and $78 million in 2016, 2015, 2014, 2013 and 2012, respectively.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", appearing under Part II, Item 7 of this report, for discussion of significant items affecting the results of operations in 2016, 2015 and 2014.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy and people. It is the parent company of a number of leading risk advisors and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and Investment related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 60,000 employees worldwide and annual revenue of more than $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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
Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2016	2015	2014
Revenue	$13,211	$12,893	$12,951
Expense
Compensation and Benefits	7,461	7,334	7,515
Other Operating Expenses	3,086	3,140	3,135
Operating Expenses	10,547	10,474	10,650
Operating Income	$2,664	$2,419	$2,301
Income from Continuing Operations	$1,795	$1,636	$1,471
Discontinued Operations, Net of Tax	—	—	26
Net Income Before Non-Controlling Interests	$1,795	$1,636	$1,497
Net Income Attributable to the Company	$1,768	$1,599	$1,465
Net Income from Continuing Operations Per Share:
Basic	$3.41	$3.01	$2.64
Diluted	$3.38	$2.98	$2.61
Net Income Per Share Attributable to the Company:
Basic	$3.41	$3.01	$2.69
Diluted	$3.38	$2.98	$2.65
Average number of shares outstanding:
Basic	519	531	545
Diluted	524	536	553
Shares outstanding at December 31,	514	522	540

Consolidated operating income increased 10% to $2.7 billion in 2016 compared with $2.4 billion in 2015, reflecting the combined impact of a 2% increase in revenue and a 1% increase in expenses as compared to the prior year.
Diluted net income per share from continuing operations was $3.38 in 2016, compared with $2.98 in 2015, reflecting a $169 million increase in net income as well as a 2% decrease in the average number of diluted shares outstanding as compared to the same period last year. Shares issued related to the vesting of share awards and exercise of employee stock options were more than offset by share repurchases over the past four quarters.
Risk and Insurance Services operating income increased $214 million, or 14% in 2016 compared with 2015. Revenue increased 4% reflecting a 3% increase on an underlying basis and a 3% increase from acquisitions, partly offset by a decrease resulting from the impact of foreign currency translation of 2%. Expense increased 1% in 2016 compared with 2015.
Consulting operating income increased $28 million, or 3%, to $1.1 billion in 2016 compared with 2015, reflecting the combined impact of 1% revenue growth, while expense was flat.
Consolidated operating income increased 5% to $2.4 billion in 2015 compared with $2.3 billion in 2014, reflecting the combined impact of a slight decrease in revenue and a 2% decrease in expense as compared with the prior year. The Company achieved this growth despite significant foreign exchange headwinds, caused by the strengthened U.S. dollar, which had the effect of reducing the translated value of the Company's foreign earnings.
Risk and Insurance Services operating income increased $30 million, or 2%, in 2015 compared with 2014. Revenue decreased 1%, while expenses decreased 2%.
Consulting operating income increased $80 million, or 8%, to $1.1 billion in 2015 compared with 2014, reflecting flat revenue and decrease in expense of 1%. The operating income and revenue in 2015 include a pre-tax gain of $37 million from the sale of Mercer's U.S. defined contribution recordkeeping business.
The Company recorded expenses related to the early extinguishment of debt of $137 million in 2014.
Consolidated net income attributable to the Company was $1.8 billion in 2016, compared with $1.6 billion in 2015 and $1.5 billion in 2014.

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

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2016	2015	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,976	$5,727	4%	(2)%	4%	3%
Guy Carpenter	1,141	1,121	2%	—	—	2%
Subtotal	7,117	6,848	4%	(2)%	3%	3%
Fiduciary Interest Income	26	21
Total Risk and Insurance Services	7,143	6,869	4%	(2)%	3%	3%
Consulting
Mercer	4,323	4,313	—	(2)%	—	3%
Oliver Wyman Group	1,789	1,751	2%	(2)%	—	3%
Total Consulting	6,112	6,064	1%	(2)%	—	3%
Corporate/Eliminations	(44)	(40)
Total Revenue	$13,211	$12,893	2%	(2)%	2%	3%

*	Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2016	2015	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,924	$1,848	4%	(4)%	6%	2%
Asia Pacific	635	636	—	—	(3)%	3%
Latin America	374	380	(2)%	(10)%	—	8%
Total International	2,933	2,864	2%	(4)%	4%	3%
U.S. / Canada	3,043	2,863	6%	—	4%	2%
Total Marsh	$5,976	$5,727	4%	(2)%	4%	3%
Mercer:
Health	$1,588	$1,558	2%	(1)%	—	3%
Retirement	1,215	1,345	(10)%	(3)%	(6)%	—
Investments	838	818	2%	(3)%	—	6%
Talent	682	592	15%	(2)%	12%	5%
Total Mercer	$4,323	$4,313	—	(2)%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses and the deconsolidation of Marsh India. For 2015, the impact of the gain from the disposal of Mercer's U.S. defined contribution recordkeeping business is included in acquisitions/dispositions in Mercer's Retirement business.

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

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses. For 2015, the impact of a $37 million gain from the disposal of Mercer's U.S. defined contribution recordkeeping business is included in acquisitions/dispositions in Mercer's Retirement business.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue was $13.2 billion in 2016, an increase of 2%, or 3% on an underlying basis. Revenue in the Risk and Insurance Services segment increased 4% in 2016 compared with 2015, or 3% on an underlying basis. Revenue increased 3% and 2% on an underlying basis at Marsh and Guy Carpenter, respectively, as compared with 2015. The Consulting segment's revenue increased 1% on a reported basis compared with 2015, or 3% on an underlying basis. Both Mercer and Oliver Wyman Group's revenue increased 3% on an underlying basis compared with 2015.
Consolidated revenue was $12.9 billion in 2015, a slight decrease from 2014, but an increase of 4% on an underlying basis. Revenue in the Risk and Insurance Services segment decreased 1% in 2015 compared with 2014, but increased 3% on an underlying basis. Revenue increased 3% and 2% on an underlying basis at Marsh and Guy Carpenter, respectively, as compared with 2014. The Consulting segment's revenue was flat compared with 2014, but increased 5% on an underlying basis. Mercer and Oliver Wyman's revenue increased 4% and 7% on an underlying basis, respectively, compared with 2014.
Operating Expense
Consolidated operating expenses increased 1% in 2016 compared with the same period in 2015 on both a reported and underlying basis. The underlying expense increase reflects higher base salary costs, higher amortization of identified intangible assets and the impact of the net benefit from the termination of the Company's post-65 retiree medical reimbursement plan in the United States (the "RRA Plan"), which was recorded in the first quarter of 2015, partly offset by decreases in defined benefit plan pension expense and contingent acquisition consideration expense.
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
Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients or commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer, the capacity in which the broker acts and negotiates with clients. Revenues can be affected by premium rate levels in the insurance/reinsurance markets, the amount of risk retained by insurance and reinsurance clients themselves and by the value of the risks that have been insured since commission-based compensation is frequently related to the premiums paid by insureds/reinsureds. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required and service provided by the Company and ultimately, the extent of the risk placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.
Marsh also receives other compensation from insurance companies, separate from retail fees and commissions. This compensation includes, among other things, payment for consulting and analytics services provided to insurers; administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota share, panels and other facilities in which insurers participate); and contingent commissions. Marsh and Guy Carpenter also receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically require segregation of fiduciary funds and limit the types of investments that may be made with them. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest is segregated from the other revenues of Marsh and Guy Carpenter and separately presented within the segment, as shown in the revenue by segments charts presented earlier in this MD&A.

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars, except percentages)	2016	2015	2014
Revenue	$7,143	$6,869	$6,931
Compensation and Benefits	3,732	3,629	3,781
Other Operating Expenses	1,658	1,701	1,641
Operating Expenses	5,390	5,330	5,422
Operating Income	$1,753	$1,539	$1,509
Operating Income Margin	24.5%	22.4%	21.8%
Revenue
Revenue in the Risk and Insurance Services segment increased 4% in 2016 compared with 2015, as a 3% growth in underlying revenue and 3% growth from acquisitions was partly offset by a 2% decrease resulting from the impact of foreign currency translation.
In Marsh, revenue of $6 billion increased 4% on a reported basis in 2016 as compared with 2015, reflecting a 3% increase on an underlying basis and a 4% increase from acquisitions, offset by a 2% decrease resulting from the impact of foreign currency translation. The underlying revenue increase reflects growth in all major geographies. International operations had underlying revenue growth of 3% reflecting increases of 2% in EMEA, 3% in Asia Pacific and 8% in Latin America, while U.S./Canada increased 2%.
Guy Carpenter’s revenue increased 2% to $1.1 billion in 2016 compared with 2015, reflecting an increase of 2% on an underlying basis.
Fiduciary interest income was $26 million in 2016 compared with $21 million in 2015 due to the combined effect of higher average invested funds and higher interest rates.
The Risk and Insurance Services segment completed nine acquisitions during 2016. Information regarding those acquisitions is included in Note 4 to the consolidated financial statements.
Revenue in the Risk and Insurance Services segment decreased 1%, but increased 3% on an underlying basis, in 2015 compared with 2014.
In Marsh, revenue of $5.7 billion, was essentially flat on a reported basis in 2015 as compared with 2014, reflecting a 3% increase on an underlying basis and a 3% increase from acquisitions, offset by a 7% decrease resulting from the impact of foreign currency translation. The underlying revenue increase reflects growth in all major geographies. International operations had underlying revenue growth of 3% reflecting increases of 2% in EMEA, 2% in Asia Pacific and 8% in Latin America, while U.S./Canada increased 3%.
Guy Carpenter’s revenue decreased 3% to $1.1 billion in 2015 compared with 2014, but increased 2% on an underlying basis.
Fiduciary interest income was $21 million in 2015 compared with $24 million in 2014 due to lower average invested funds combined with lower interest rates.
The Risk and Insurance Services segment completed thirteen acquisitions during 2015.
Expense
Expense in the Risk and Insurance Services segment increased 1% on both a reported and underlying basis in 2016 compared with 2015. The impact of foreign currency translation reduced expenses by 3%, which was offset by a 3% increase related to acquisitions. The increase in underlying expense reflects higher base salary and incentive compensation costs, higher identified intangible asset amortization expense and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, offset by a decrease in defined benefit plan pension expense and lower contingent consideration costs related to acquisitions.
Expense in the Risk and Insurance Services segment decreased 2% on a reported basis, but increased 2% on an underlying basis, in 2015 compared with 2014. The impact of foreign currency translation reduced expenses by 7%, partly offset by a 3% increase related to acquisitions. The increase in underlying expenses reflects higher base salaries, incentive compensation and retirement benefit costs, higher intangible asset amortization expense and charges for adjustments to acquisition-related contingent consideration liabilities, partly offset by the impact of the net benefit from the termination of the RRA plan.
Consulting
Effective January 1, 2017, Mercer merged its investment and retirement businesses into a newly-created wealth business. We believe this combination will align Mercer’s investment management capabilities globally. In addition, moving forward we will refer to our talent business as our career business.
The Company conducts business in its Consulting segment through two main business groups, Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, retirement, talent and investments. Oliver Wyman Group provides specialized management, economic and brand consulting services.
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined contribution administration services consists principally of fees based on assets under management or administration.
Revenue in the Consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also affected by competition due to the introduction of new products and services, broad trends in employee demographics, including levels of employment, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from the provision of investment management services and retirement trust and administrative services are significantly affected by the level of assets under management or administration and securities market performance.
For the investment management business, revenues from the majority of funds are included on a gross basis in accordance with U.S. GAAP and include reimbursable expenses incurred by professional staff and sub-advisory fees, and the related expenses are included in other operating expenses.
The results of operations for the Consulting segment are presented below:

(In millions of dollars, except percentages)	2016	2015	2014
Revenue	$6,112	$6,064	$6,059
Compensation and Benefits	3,385	3,354	3,398
Other Operating Expenses	1,624	1,635	1,665
Operating Expenses	5,009	4,989	5,063
Operating Income	$1,103	$1,075	$996
Operating Income Margin	18.1%	17.7%	16.4%
Revenue
Consulting revenue in 2016 increased 1% compared with 2015, reflecting a 3% increase on an underlying basis offset by a 2% decrease from the impact of foreign currency translation. Mercer’s revenue of $4.3 billion was flat when compared with 2015 but increased 3% on an underlying basis. Mercer's year over year revenue comparison reflects a decrease of 2% from the impact of foreign currency translation. The underlying revenue growth reflects an increase in Investments of 6%, Health of 3% and Talent of 5%, while Retirement remained flat. Oliver Wyman Group’s revenue increased 2% in 2016 compared with 2015, reflecting an increase of 3% on an underlying basis, partly offset by a decrease of 2% from the impact of foreign currency translation.
The Consulting segment completed six acquisitions during 2016. Information regarding those acquisitions is included in Note 4 to the consolidated financial statements.
Consulting revenue in 2015 was flat compared with 2014, reflecting a 5% increase on an underlying basis and a 2% increase related to acquisitions, offset by a 7% decrease from the impact of foreign currency translation. Mercer’s revenue was $4.3 billion in 2015, a decrease of 1%, but an increase of 4% on an underlying basis. The year over year revenue change also reflects an increase of 2% from acquisitions/dispositions, offset by a decrease of 7% from the impact of foreign currency translation. Mercer's revenue in 2015 includes a $37 million gain from the disposal of its U.S. defined contribution recordkeeping business, and is reflected in the 2% impact from acquisitions/dispositions. The underlying revenue growth reflects an increase in Investments of 7%, Health of 6% and Talent of 5%, while Retirement remained flat. Oliver Wyman’s revenue increased 3% in 2015 compared with 2014, reflecting an increase of 7% on an underlying basis and a 2% increase from acquisitions, partly offset by a decrease of 6% from the impact of foreign currency translation.
The Consulting segment completed eight acquisitions during 2015.
Expense
Consulting expense in 2016 was essentially flat compared with 2015, reflecting an increase of 2% on an underlying basis offset by a 2% decrease from the impact of foreign currency translation. The increase in underlying expense reflects higher base salaries and the impact of the net benefit from the termination of the RRA plan which was recorded in the first quarter of 2015, partly offset by lower defined benefit plan pension expense.
Consulting expense in 2015 decreased 1%, reflecting increases of 4% in underlying expenses and 1% related to acquisitions, partly offset by a 6% decrease from the impact of foreign currency translation. The increase in underlying expense reflects the impact of higher base salaries and incentive compensation costs and higher retirement benefit costs, partly offset by the impact of the net benefit from the termination of the RRA plan.
Corporate and Other
Corporate expense in 2016 was $192 million compared with $195 million in 2015, reflecting lower executive compensation and lower defined benefit pension costs.
Corporate expense in 2015 was $195 million compared with $204 million in 2014. The lower expenses in 2015 were primarily due to the cost of non-recurring corporate initiatives which occurred in 2014, which included strengthening cyber security protections, expenses related to strategic investments and corporate transformation efforts, primarily within the HR and Finance functions.

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
On December 31, 2014, an agreement was reached between Putnam and the Massachusetts Department of Revenue ("DOR") regarding a tax dispute, which was covered under the indemnity agreement referred to above. In January 2015, all necessary approvals were received, the agreement was executed and the tax was paid. Concurrently, Putnam and the Company executed a settlement agreement to resolve all remaining matters under the indemnity agreement. The Company recorded a gain, net of federal tax, of approximately $28 million in 2014 related to the settlement with Putnam.
Summarized Statements of Income data for discontinued operations are as follows:

For the Years Ended December 31, (In millions of dollars, except per share figures)	2016	2015	2014
Income (loss) from discontinued operations, net of tax	$—	$—	$—
Disposals of discontinued operations	—	(5)	42
Income tax (credit) expense	—	(5)	16
Disposals of discontinued operations, net of tax	—	—	26
Discontinued operations, net of tax	$—	$—	$26
Discontinued operations, net of tax per share
—Basic	$—	$—	$0.05
—Diluted	$—	$—	$0.04

Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $5 million in 2016 compared with $13 million in 2015. The decrease is due to the combined effects of a lower level of invested funds and lower interest rates. Interest expense was $189 million in 2016 compared with $163 million in 2015 due to higher average debt outstanding during 2015.
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
Investment Income
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity funds. The Company's investments may include direct investments in insurance, consulting and related companies and investments in private equity funds. The Company recorded net investment income of less than $1 million in 2016 and $38 million in 2015. Net investment income in 2015 was primarily related to the general partner carried interest from Trident III. Stonepoint Capital, the investment manager of Trident III, substantially liquidated the remaining two investments of Trident III during the third quarter of 2015, which resulted in the Company recognizing its remaining deferred performance fees.
Income Taxes
The Company's consolidated effective tax rate was 27.6%, 29.1% and 28.5% in 2016, 2015 and 2014, respectively. These rates reflect foreign operations which are taxed at rates below the U.S. statutory tax rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and the true-up of the tax provision to amounts filed in the Company's tax returns. In 2016, pre-tax income in the U.K., Canada, Luxembourg, Australia, Bermuda and Ireland accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 23% (excluding certain discrete adjustments), 27%, 2%, 30%, 1% and 13%, respectively. The Company anticipates its non-U.S. operations will continue to incur taxes at rates below the U.S. federal tax rate of 35% under current U.S. law. The Company's U.S. revenue over the past three years has been approximately 50% of total revenue, while over that period the pre-tax income from U.S. locations has been approximately 25% of total pre-tax income.
As a U.S.-domiciled parent holding company, Marsh & McLennan Companies, Inc. is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States.
The effective tax rate may vary significantly from period to period for the foreseeable future. It is sensitive to the geographic mix of and repatriation of the Company's earnings, which may result in higher or lower effective tax rates. A proportional increase in U.S. pre-tax income will tend to increase the effective tax rate because U.S. federal and state corporate tax rates exceed tax rates applicable outside the U.S. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate, depending on estimates of the realizability of associated deferred tax assets. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. Tax liabilities are determined and assessed jurisdictionally by legal entity or filing group. Certain taxing jurisdictions allow or require combined or consolidated tax filings. The Company assessed the realizability of its deferred tax assets. The Company considered all available evidence, including the existence of a recent history of losses, placing particular weight on evidence that could be objectively verified. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized.
Changes in tax laws, rulings, policies or related legal and regulatory interpretations occur frequently and may also have significant favorable or adverse impacts on our effective tax rate. For example, political activity surrounding proposals for fundamental U.S. tax reform have recently intensified and such reform, if enacted, could have a significant impact on the Company's effective tax rate.
Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to stockholders, repurchase its shares and pay corporate expenses. The Company also provides financial support to its operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed below in financing cash flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2016, the Company had approximately $850 million of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The non-U.S. cash and cash equivalents considered permanently reinvested includes $144 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future. During 2016, the Company recorded foreign currency translation adjustments which reduced net equity by $778 million. Continued strengthening of the U.S. dollar against foreign currencies would further reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $2.0 billion of cash from operations in 2016, compared with $1.9 billion in 2015. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension-Related Items
Contributions
During 2016, the Company contributed $27 million to its U.S. pension plans and $187 million to non-U.S. pension plans. In 2015, the Company contributed $29 million to U.S. plans and $166 million to non-U.S. plans.
In the United States, contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. There was no ERISA funding requirement for the U.S. qualified plan in 2016. The Company expects to fund approximately $32 million to its U.S. pension plans in 2017, including $6 million to its U.S. qualified plan to meet ERISA funding requirements.

The Company contributed $91 million to the U.K. plans in 2016, including an expense allowance of approximately $9 million. Based on the funding test carried out at November 1, 2016, the Company contributions to the U.K. plans in 2017 are expected to be approximately $125 million, including the expense allowance.
Outside the United States, the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2016. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1 of each year. If the funding level on November 1 is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
In the aggregate, the Company expects to contribute approximately $224 million to its non-U.S. defined benefit plans in 2017, comprising approximately $99 million to plans outside of the U.K. and $125 million to the U.K. plans.
Changes to Pension Plans
Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan to provide enhanced flexibility to manage the risk associated with those participants not receiving benefit accruals. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants as of August 1, 2015. The Company's active participants as of that date were transferred into a newly established, legally separate qualified defined benefit plan. The benefits offered to the plans' participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. The net periodic pension expense recognized in 2015 reflects the weighted average costs of the December 31, 2014 measurement and the September 1, 2015 re-measurement.
The Company continues to manage the cost and assess the competitiveness of its benefits programs, and also to manage the risks related to its defined benefit pension plan liabilities. In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s current matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. As required under GAAP, the defined benefit plans that were significantly impacted by the modification were re-measured in October 2016 using market data and assumptions as of the modification date. The net periodic pension expense recognized in 2016 reflects the weighted average costs of the December 31, 2015 measurement and the October 2016 re-measurement. In addition, the U.S. qualified plans were merged effective December 30, 2016, since no participants would be receiving benefit accruals after December 2016.
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
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.7 billion and $3.1 billion at December 31, 2016 for the U.S. plans and non-U.S. plans, respectively, compared with $1.8 billion and $2.9 billion at December 31, 2015. The decrease in the U.S. was primarily due to the modification of the U.S. plans mentioned above. The increase in the non-U.S. plans was primarily due to the impact of decreases in the discount rates partly offset by actual returns on plan assets in 2016 that were higher than the estimated long-term rate of return on plan assets. In the past several years, the amount of actuarial losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities decreased in both the U.S. and the U.K. (the Company's largest plans) in 2016 after increasing in 2015. The increase in 2015 followed a decrease in 2014. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. During 2016, the Company's defined benefit pension plan assets had actual returns of 9.8% and 22.1% in the U.S. and U.K., respectively. During 2015, the Company's defined benefit pension plan assets had a loss of 3.9% in the U.S. and gain of 1.2% in the U.K. During 2014, the Company's defined benefit pension plan assets had actual returns of 9.8% and 19.4% in the U.S. and U.K., respectively.
Overall, based on the measurement at December 31, 2016, expenses related to the Company’s defined benefit pension plans are expected to decrease in 2017 by approximately $120 million from 2016. This is driven by expense decreases in U.S. plans resulting from the modification of those plans which discontinued further benefit accruals for participants after December 31, 2016, as mentioned above. This decrease will be partially offset by an increase in defined contribution expense due to the additional automatic company contribution also mentioned above. The impact of the reduction in expense from the modification of the U.S. plans offset by the additional expense from the additional Company contributions to the defined contribution plan is expected to result in a net expense reduction of approximately $30 million, net of bonus. Pension expenses in the Company’s non-U.S. defined benefit plans are expected to increase approximately $5 million from 2016.
Historically, service and interest costs were estimated using a single weighted average discount rate derived from the yield curves used to measure the benefit obligations at the beginning of the period. In 2016, the Company changed the approach used to estimate the service and interest cost components of net periodic benefit cost for its significant non-U.S. plans. This change in approach was made to improve the correlation between the projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The change did not impact the measurement of the plans’ total projected benefit obligation. The Company accounted for this change as a change in estimate, that was applied prospectively beginning in 2016 and resulted in pension expense being approximately $45 million lower than if the prior approach had been used.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
In March 2015, the Company amended the RRA, resulting in its termination, with benefits to certain participants to be paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.

Financing Cash Flows
Net cash used for financing activities was $1.1 billion in 2016 compared with $906 million used in 2015.
Debt
The Company increased outstanding debt by approximately $400 million in 2016 and $1 billion in 2015.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $50 million of commercial paper outstanding at December 31, 2016 at an effective interest rate of 1%.
In March 2016, the Company issued $350 million of 3.30% seven-year senior notes. In September 2015, the Company issued $600 million of 3.75% 10.5-year senior notes, and in March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company used the net proceeds from these issuances for general corporate purposes.
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
In January 2017, the Company issued $500 million of 2.75% senior notes due in 2022 and $500 million of 4.35% senior notes due in 2047. The Company intends to use the net proceeds for general corporate purposes, which may include the repayment of a $250 million debt maturity in April 2017.
Credit Facilities
The Company and certain of its subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2016.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $376 million at December 31, 2016 and $379 million at December 31, 2015. There were $1.6 million of outstanding borrowings under these facilities at December 31, 2016 and $0.4 million of outstanding borrowings under these facilities at December 31, 2015.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by Standard & Poor's and P-2 by Moody's. The Company carries a stable outlook from both firms.
Share Repurchases
During 2016, the Company repurchased 12.7 million shares of its common stock for total consideration of $800 million at an average price per share of $63.18. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of December 31, 2016, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on this authorization.
During 2015, the Company repurchased 24.8 million shares of its common stock for total consideration of $1.4 billion at an average price per share of $56.46.
Dividends
The Company paid total dividends of $682 million in 2016 ($1.30 per share), $632 million in 2015 ($1.18 per share) and $582 million in 2014 ($1.06 per share).

Contingent Payments Related To Acquisitions
During 2016, the Company paid $86 million of contingent payments related to acquisitions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $44 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $42 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $241 million for acquisitions completed in 2016 and in prior years are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2016. The Company paid deferred purchase consideration related to prior years' acquisitions of $54 million, $36 million and $25 million in the years ended December 31, 2016, 2015 and 2014, respectively. Remaining deferred cash payments of approximately $113 million are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2016.
In 2015, the Company paid $47 million of contingent payments related to acquisitions made in prior periods, of which $13 million was reported as financing cash flows and $34 million as operating cash flows. In 2014, the Company made $42 million of contingent payments related to acquisitions made in prior periods, of which $30 million was reported as financing cash flows and $12 million as operating cash flows.
Investing Cash Flows
Net cash used for investing activities amounted to $1.1 billion in 2016 compared with $1.3 billion used for investing activities in 2015.
The Company paid $813 million and $952 million, net of cash acquired, for acquisitions it made during 2016 and 2015, respectively.
On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. In 2015, the Company elected to account for this investment under the cost method of accounting as the shares purchased were categorized as restricted. Effective December 31, 2016, these shares are no longer considered restricted for the purpose of determining if they are marketable securities under GAAP, and are accounted for as available for sale securities and included in other assets in the consolidated balance sheets.
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
The Company’s additions to fixed assets and capitalized software, which amounted to $253 million in 2016 and $325 million in 2015, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $45 million in four private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2016:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$50	$50	$—	$—	$—
Current portion of long-term debt	262	262	—	—	—
Long-term debt	5,520	—	575	1,029	3,916
Interest on long-term debt	2,128	193	405	363	1,167
Net operating leases	2,173	326	564	424	859
Service agreements	351	225	115	10	1
Other long-term obligations	385	164	204	12	5
Total	$10,869	$1,220	$1,863	$1,838	$5,948
The above includes the senior notes issued in January 2017. The above does not include the liability for unrecognized tax benefits of $65 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $2 million that may become payable during 2017. The above does not include net pension liabilities of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The amounts of estimated future benefits payments to be made from pension plan assets are disclosed in Note 8 to the consolidated financial statements. In 2017, the Company expects to contribute approximately $32 million and $224 million to its U.S. and non-U.S. defined benefit pension plans, respectively.
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
Legal and Other Loss Contingencies
The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). GAAP requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgment is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other analyses to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
The Company recognizes the funded status of its over-funded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income ("AOCI"), net of tax, in the Company’s consolidated balance sheets. The gains and losses that exceed specified corridors are amortized prospectively out of AOCI over a period that approximates the remaining life expectancy of participants in plans where substantially all participants are inactive or the average remaining service period of active participants for plans with active participants.
The determination of net periodic pension cost is based on a number of assumptions, including an expected long-term rate of return on plan assets, the discount rate, mortality and assumed rate of salary increase. The assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8 to the consolidated financial statements. The assumptions for expected rate of return on plan assets and the discount rate are discussed in more detail below.
The long-term rate of return on plan assets assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by Mercer, a subsidiary of the Company, to assist in the determination of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio.
The target asset allocation for the U.S. Plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2016, the actual allocation for the U.S. Plans was 65% equities and equity alternatives and 35% fixed income. The target asset allocation for the U.K. Plans, which comprise approximately 81% of non-U.S. Plan assets, is 48% equities and equity alternatives and 52% fixed income. At the end of 2016, the actual allocation for the U.K. Plans was 48% equities and equity alternatives and 52% fixed income.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The table below shows the weighted average assumed rate of return and the discount rate at the December 31, 2016 measurement date (for measuring pension expense in 2017) for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed Rate of Return on Plan Assets	6.64%	7.95%	6.07%
Discount Rate	3.40%	4.58%	2.69%
Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 86% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(23)	$(36)	$23	$36
Discount Rate	$(2)	$(5)	$2	$2
The impact of discount rate changes shown above relates to the increase or decrease in actuarial gains or losses being amortized through net periodic pension cost, as well as the increase or decrease in interest expense, with all other facts and assumptions held constant. It does not contemplate nor include potential future impacts a change in the interest rate environment and discount rates might cause, such as the impact on the market value of the plans’ assets. Changing the discount rate and leaving the other assumptions constant also may not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate. Changes in these assumptions will not necessarily have a linear impact on the net periodic pension cost.
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
Income Taxes
The Company's tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.
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
Certain items are included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities, which are measured at existing tax rates. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In assessing the need for and amount of a valuation allowance for deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. The Company also considers tax planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior period tax filings in jurisdictions that allow for the carryback of tax attributes pursuant to the applicable tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

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
As of December 31, 2016, there was $14.4 million of unrecognized compensation cost related to stock option awards. The weighted-average period over which the costs are expected to be recognized is 1.42 years. Also as of December 31, 2016, there was $127.2 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.05 years.
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
Interest Rate Risk and Credit Risk
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2016
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,026
Fiduciary cash and investments	$4,241
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 6 basis points, over the full year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and recent events, including the vote on "Brexit" in the United Kingdom, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2016, the Company estimates net operating income would increase or decrease by approximately $54 million. The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds. Investments of approximately $105 million are classified as available for sale, which includes the Company's investment in Benefitfocus. Approximately $21 million are accounted for using the cost method and $389 million are accounted for using the equity method, which includes the Company's investments in Alexander Forbes. The investments are subject to risk of changes in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of December 31, 2016, the carrying value of the Company’s investment in Alexander Forbes was $247 million. As of December 31, 2016, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the December 31, 2016 closing share price of 7.95 South African Rand per share, was approximately $251 million.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 15 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements included in this report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2016	2015	2014
Revenue	$13,211	$12,893	$12,951
Expense:
Compensation and benefits	7,461	7,334	7,515
Other operating expenses	3,086	3,140	3,135
Operating expenses	10,547	10,474	10,650
Operating income	2,664	2,419	2,301
Interest income	5	13	21
Interest expense	(189)	(163)	(165)
Cost of extinguishment of debt	—	—	(137)
Investment income	—	38	37
Income before income taxes	2,480	2,307	2,057
Income tax expense	685	671	586
Income from continuing operations	1,795	1,636	1,471
Discontinued operations, net of tax	—	—	26
Net income before non-controlling interests	1,795	1,636	1,497
Less: Net income attributable to non-controlling interests	27	37	32
Net income attributable to the Company	$1,768	$1,599	$1,465
Basic net income per share – Continuing operations	$3.41	$3.01	$2.64
– Net income attributable to the Company	$3.41	$3.01	$2.69
Diluted net income per share – Continuing operations	$3.38	$2.98	$2.61
– Net income attributable to the Company	$3.38	$2.98	$2.65
Average number of shares outstanding – Basic	519	531	545
– Diluted	524	536	553
Shares outstanding at December 31,	514	522	540
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2016	2015	2014
Net income before non-controlling interests	$1,795	$1,636	$1,497
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(742)	(639)	(527)
Unrealized investment income	21	1	—
Gain (loss) related to pension/post-retirement plans	(119)	337	(1,085)
Other comprehensive loss, before tax	(840)	(301)	(1,612)
Income tax (credit) expense on other comprehensive (loss) income	33	72	(386)
Other comprehensive loss, net of tax	(873)	(373)	(1,226)
Comprehensive income	922	1,263	271
Less: Comprehensive income attributable to non-controlling interests	27	37	32
Comprehensive income attributable to the Company	$895	$1,226	$239

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,026	$1,374
Receivables
Commissions and fees	3,370	3,198
Advanced premiums and claims	83	51
Other	286	309
	3,739	3,558
Less-allowance for doubtful accounts and cancellations	(96)	(87)
Net receivables	3,643	3,471
Other current assets	215	199
Total current assets	4,884	5,044
Goodwill	8,369	7,889
Other intangible assets	1,126	1,036
Fixed assets, net	725	773
Pension related assets	776	1,159
Deferred tax assets	1,097	1,138
Other assets	1,213	1,177
	$18,190	$18,216
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$312	$12
Accounts payable and accrued liabilities	1,969	1,886
Accrued compensation and employee benefits	1,655	1,656
Accrued income taxes	146	154
Total current liabilities	4,082	3,708
Fiduciary liabilities	4,241	4,146
Less – cash and investments held in a fiduciary capacity	(4,241)	(4,146)
	—	—
Long-term debt	4,495	4,402
Pension, postretirement and postemployment benefits	2,076	2,058
Liability for errors and omissions	308	318
Other liabilities	957	1,128
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2016 and December 31, 2015	561	561
Additional paid-in capital	842	861
Retained earnings	12,388	11,302
Accumulated other comprehensive loss	(5,093)	(4,220)
Non-controlling interests	80	89
	8,778	8,593
Less – treasury shares, at cost, 46,150,415 shares at December 31, 2016 and 38,743,686 shares at December 31, 2015	(2,506)	(1,991)
Total equity	6,272	6,602
	$18,190	$18,216
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2016	2015	2014
Operating cash flows:
Net income before non-controlling interests	$1,795	$1,636	$1,497
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	308	314	302
Amortization of intangible assets	130	109	86
Adjustments and payments related to contingent consideration liability	(33)	11	19
Gain on deconsolidation of entity	(11)	—	—
Cost of early extinguishment of debt	—	—	137
Provision for deferred income taxes	68	178	127
Gain on investments	—	(38)	(37)
(Gain) Loss on disposition of assets	6	(13)	(38)
Share-based compensation expense	109	88	93
Changes in assets and liabilities:
Net receivables	(154)	(52)	(58)
Other current assets	(9)	3	8
Other assets	34	(10)	13
Accounts payable and accrued liabilities	55	(125)	45
Accrued compensation and employee benefits	2	23	167
Accrued income taxes	(21)	(15)	33
Contributions to pension and other benefit plans in excess of current year expense/credit	(279)	(231)	(152)
Other liabilities	(97)	(60)	(196)
Effect of exchange rate changes	104	70	73
Net cash provided by operations	2,007	1,888	2,119
Financing cash flows:
Purchase of treasury shares	(800)	(1,400)	(800)
Net increase in commercial paper	50	—	—
Proceeds from debt	347	1,091	1,386
Repayments of debt	(12)	(61)	(331)
Payments for early extinguishment of debt	—	—	(765)
Shares withheld for taxes on vested units – treasury shares	(39)	(49)	(64)
Issuance of common stock from treasury shares	188	224	263
Payments of deferred and contingent consideration for acquisitions	(98)	(49)	(55)
Distributions of non-controlling interests	(21)	(30)	(20)
Dividends paid	(682)	(632)	(582)
Net cash used for financing activities	(1,067)	(906)	(968)
Investing cash flows:
Capital expenditures	(253)	(325)	(368)
Net (purchases) sales of long-term investments	2	(65)	6
Purchase of equity investment	—	—	(304)
Proceeds from sales of fixed assets	4	2	3
Dispositions	—	71	—
Acquisitions	(813)	(952)	(554)
Other, net	4	4	(5)
Net cash used for investing activities	(1,056)	(1,265)	(1,222)
Effect of exchange rate changes on cash and cash equivalents	(232)	(301)	(274)
Decrease in cash and cash equivalents	(348)	(584)	(345)
Cash and cash equivalents at beginning of year	1,374	1,958	2,303
Cash and cash equivalents at end of year	$1,026	$1,374	$1,958
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2016	2015	2014
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$861	$930	$1,028
Change in accrued stock compensation costs	44	16	(15)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(63)	(85)	(83)
Balance, end of year	$842	$861	$930
RETAINED EARNINGS
Balance, beginning of year	$11,302	$10,335	$9,452
Net income attributable to the Company	1,768	1,599	1,465
Dividend equivalents declared - (per share amounts: $1.30 in 2016, $1.18 in 2015, and $1.06 in 2014)	(7)	(4)	(3)
Dividends declared – (per share amounts: $1.30 in 2016, $1.18 in 2015, and $1.06 in 2014)	(675)	(628)	(579)
Balance, end of year	$12,388	$11,302	$10,335
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,220)	$(3,847)	$(2,621)
Other comprehensive loss, net of tax	(873)	(373)	(1,226)
Balance, end of year	$(5,093)	$(4,220)	$(3,847)
TREASURY SHARES
Balance, beginning of year	$(1,991)	$(925)	$(515)
Issuance of shares under stock compensation plans and employee stock purchase plans	285	334	387
Issuance of shares for acquisitions	—	—	3
Purchase of treasury shares	(800)	(1,400)	(800)
Balance, end of year	$(2,506)	$(1,991)	$(925)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$89	$79	$70
Net income attributable to non-controlling interests	27	37	32
Distributions and other changes	(22)	(27)	(23)
Deconsolidation of subsidiary	(14)	—	—
Balance, end of year	$80	$89	$79
TOTAL EQUITY	$6,272	$6,602	$7,133
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies
Nature of Operations:  Marsh & McLennan Companies, Inc. (the "Company"), a global professional services firm, is organized based on the different services that it offers. Under this structure, the Company’s two business segments are Risk and Insurance Services and Consulting.
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
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, the Company generally collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $26 million, $21 million and $24 million in 2016, 2015 and 2014, respectively. The Consulting segment recorded fiduciary interest income of $3 million, $4 million and $6 million in 2016, 2015 and 2014, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $7 billion and $6.9 billion at December 31, 2016 and 2015, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages approximately $158 billion of assets in trusts or funds for which Mercer’s management or trustee fee is not considered a variable interest, since the fees are commensurate with the level of effort required to provide those services. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
Revenue:  Risk and Insurance Services revenue includes insurance commissions, fees for services rendered and interest income on certain fiduciary funds. Insurance commissions and fees for risk transfer services generally are recorded as of the effective date of the applicable policies or, in certain cases (primarily in the Company's reinsurance broking operations), as of the effective date or billing date, whichever is later. A reserve for policy cancellation is provided based on historic and current data on cancellations. Consideration for fee arrangements covering multiple insurance placements, the provision of risk management and/or other services is allocated to all deliverables on the basis of the relative selling prices. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.
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
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements. At December 31, 2016, the Company maintained $159 million related to these regulatory requirements.
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
The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2016	2015
Furniture and equipment	$1,113	$1,133
Land and buildings	389	396
Leasehold and building improvements	906	865
	2,408	2,394
Less-accumulated depreciation and amortization	(1,683)	(1,621)
	$725	$773
Investments:  The Company holds investments in certain private equity funds. Investments in private equity funds are accounted for under the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for its proportionate share of the change in fair value of the funds are recorded in earnings. Investments using the equity method of accounting are included in other assets in the consolidated balance sheets.

In 2016, the Company recorded investment income of less than $1 million compared to $38 million in 2015 and $37 million in 2014. The investment income in 2015 and 2014 is primarily due to general partner carried interest from the Company's investment in Trident III, which was substantially liquidated in 2015.
Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. When a step 1 test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, the Company may elect to assess qualitative factors to determine if a step 1 test is necessary. Other intangible assets, which primarily consist of acquired customer lists, that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2016 and 2015.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $482 million and $498 million, net of accumulated amortization of $1.1 billion and $958 million at December 31, 2016 and 2015, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies:  The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgment is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other analysis to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection under the Company’s various insurance programs.
The legal and other contingent liabilities described above are not discounted.
Income Taxes:  The Company's effective tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax provision and in evaluating uncertain tax positions and the ability to realize deferred tax assets.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not-recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Tax law may require items be included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the income tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which benefit has already been recorded in the financial statements. Valuation allowances are established for deferred tax assets when it is estimated that future taxable income will be insufficient to use a deduction or credit in that jurisdiction. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements.
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
Diluted net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliations of the applicable components used to calculate basic and diluted EPS - Continuing Operations are presented below. The reconciling items related to the EPS calculation are the same for both basic and diluted EPS.

Basic and Diluted EPS Calculation - Continuing Operations
(In millions, except per share figures)	2016	2015	2014
Net income from continuing operations	$1,795	$1,636	$1,471
Less: Net income attributable to non-controlling interests	27	37	32
	$1,768	$1,599	$1,439
Basic weighted average common shares outstanding	519	531	545
Dilutive effect of potentially issuable common shares	5	5	8
Diluted weighted average common shares outstanding	524	536	553
Average stock price used to calculate common stock equivalents	$63.51	$56.27	$51.15
There were 13.2 million, 14.8 million and 18.0 million stock options outstanding as of December 31, 2016, 2015 and 2014, respectively.
Estimates:  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.
New Accounting Pronouncements: In November 2016, the Financial Accounting Standards Board ("FASB") issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated balance sheets or consolidated statement of cash flows.
In October 2016, the FASB issued new guidance which changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the new guidance requires that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interest in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The new guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations and statement of cash flows.
In October 2016, the FASB also issued new guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact the adoption of this standard will have on its financial position or results of operations.
In August 2016, the FASB issued new guidance which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including cash payments for debt prepayments or debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented unless retrospective application is impracticable. Early adoption is permitted. The Company is currently evaluating the impact the adoption the guidance will have on its statement of cash flows.
In April 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. Based on the Company’s stock price during January and through February 21, 2017, the Company expects the adoption of this standard to reduce the Company’s reported income tax expense and increase its net income and earnings per share in the first quarter of 2017. However, the specific impact will depend on the number of outstanding options exercised (which the Company does not control) and the Company’s stock price on the dates shares vest and options are exercised.
In March 2016, the FASB issued new guidance which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The new guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application will be permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial position or results of operations.
In February 2016, the FASB issued new guidance intended to improve financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles ("GAAP"), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets ("lessor") leased by the lessee will remain largely unchanged from current GAAP. However, the guidance contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The new guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted. The Company is currently evaluating the impact the adoption of the guidance will have on its financial position and results of operations, but expects material "right to use" assets and lease liabilities to be recorded on its consolidated balance sheets.
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
New Revenue Recognition Pronouncement
In May 2014, the FASB issued new accounting guidance to clarify the principles for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity should apply the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. Entities are permitted to adopt the guidance under one of the following methods: the "full retrospective" method, which applies the guidance to each period presented (prior years restated) or the "modified retrospective" method in which the guidance is only applied to the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings. The Company will adopt the new guidance effective January 1, 2018. The Company is evaluating the transition method it will use, but currently expects to use the modified retrospective method.
The Company continues to evaluate the impact of the standard on our Risk and Insurance Services ("RIS") segment. Based on the results of our review to date, the Company expects there will be some movement in the timing of revenue recognition between quarterly and annual periods. However, since the vast majority of our brokerage arrangements involve contracts that cover a single year of placements, on a year over year basis, the Company does not believe there will be a significant change to the amount of revenue recognized in an annual period.
The Company's initial review and preliminary conclusions for the Consulting segment indicate the impact on the existing pattern of revenue recognition in quarterly or annual periods will be less significant than for RIS. The conclusions will be completed following a final review of customer arrangement legal terms and conditions in certain of our non-U.S. locations.
The Company continues to evaluate the extent to which certain costs it incurs that are currently expensed under GAAP must be capitalized as costs to obtain or costs to fulfill customer contracts under guidance issued as part of the revenue recognition update. Any capitalized costs would be amortized on a basis consistent with the transfer of services to which they relate. Such expenses related to Risk and Insurance Services would generally be "amortized" over a period of one year or less. In the Consulting segment, certain expenses that are currently deferred may be amortized over a longer period than our current amortization policy, to reflect the amortization over the expected life of the contract including anticipated renewal periods.
The Company has not yet quantified the impact of the changes discussed above.
New Accounting Pronouncements Recently Adopted
In September 2015, the FASB issued new guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. The guidance requires the acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, and to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed as of the acquisition date. The guidance also includes additional disclosures required for the amounts recorded in current period earnings arising from such adjustments. The guidance was adopted on January 1, 2016 and did not have a material impact on the Company's financial position or results of operations.
In May 2015, the FASB issued new guidance which removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value within the fair value hierarchy table. Instead, an entity is required to include those investments as a reconciling item so that the total fair value amount of investments in the disclosure is consistent with the fair value investment balance on the statement of net assets. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this new guidance affects footnote disclosure only, and therefore did not have a material impact on the Company's financial position or results of operations.
In February 2015, the FASB issued new accounting guidance intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company's financial statements.
In January 2015, the FASB issued new accounting guidance that eliminated the concept of extraordinary items. The guidance is effective for annual periods beginning after December 15, 2015. Adoption of the guidance did not materially affect the Company's financial condition, results of operations or cash flows.
In June 2014, the FASB issued new accounting guidance to clarify the treatment of share-based payment awards that require a specific performance target to be achieved in order for employees to be eligible to vest in the awards which include terms that may provide that the performance conditions could be achieved after an employee completes the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, a reporting entity should apply the existing guidance as it relates to awards with performance conditions that affect vesting. The guidance is effective for annual periods beginning after December 15, 2015. Adoption of the guidance did not materially affect the Company's financial condition, results of operations or cash flows.
In April 2014, the FASB issued new accounting guidance which changed the criteria for reporting discontinued operations and enhances disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations, such as disposal of a major geographic area or a major line of business, should be presented as discontinued operations. Those strategic shifts should have a major impact on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014. Adoption of the guidance did not have a material effect on the Company's financial condition, results of operations or cash flows.

2.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2016	2015	2014
Assets acquired, excluding cash	$960	$1,327	$815
Liabilities assumed	(111)	(199)	(64)
Contingent/deferred purchase consideration	(36)	(176)	(197)
Net cash outflow for acquisitions	$813	$952	$554

(In millions of dollars)	2016	2015	2014
Interest paid	$178	$146	$172
Income taxes paid, net of refunds	$642	$433	$426
The classification of deferred or contingent consideration in the statement of cash flows is dependent upon whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $98 million in the year ended December 31, 2016, consisting of deferred purchase consideration of $54 million and contingent purchase consideration of $44 million. In the year ended December 31, 2015 the Company paid deferred and contingent consideration of $49 million, consisting of deferred purchase consideration of $36 million and contingent consideration of $13 million, and in the year ended December 31, 2014 the Company paid deferred and contingent consideration of $55 million, consisting of deferred purchase consideration of $25 million and contingent consideration of $30 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the year ended December 31, 2016, the Company recorded a net charge for adjustments to acquisition related accounts of $9 million and contingent consideration payments of $42 million. For the year ended December 31, 2015, the Company recorded a net charge for adjustments to acquisition related accounts of $45 million and contingent consideration payments of $34 million, and for the year ended December 31, 2014 the Company recorded a net charge for adjustments to acquisition related accounts of $31 million and contingent consideration payments of $12 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $73 million, $72 million and $108 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded stock-based compensation expense related to equity awards of $87 million, $67 million and $75 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The consolidated statement of cash flows includes the cash flow impact of discontinued operations related to indemnification payments from the Putnam disposition that reduced the net cash flow provided by operations by $82 million in 2015.
An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31,
(In millions of dollars)	2016	2015	2014
Balance at beginning of year	$87	$95	$98
Provision charged to operations	31	14	20
Accounts written-off, net of recoveries	(20)	(18)	(17)
Effect of exchange rate changes and other	(2)	(4)	(6)
Balance at end of year	$96	$87	$95

3.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the years ended December 31, 2016 and 2015, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2016	$6	$(3,124)	$(1,102)	$(4,220)
Other comprehensive income (loss) before reclassifications	13	(294)	(778)	(1,059)
Amounts reclassified from accumulated other comprehensive loss	—	186	—	186
Net current period other comprehensive income (loss)	13	(108)	(778)	(873)
Balance as of December 31, 2016	$19	$(3,232)	$(1,880)	$(5,093)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2015	$5	$(3,393)	$(459)	$(3,847)
Other comprehensive income (loss) before reclassifications	1	101	(643)	(541)
Amounts reclassified from accumulated other comprehensive loss	—	168	—	168
Net current period other comprehensive income (loss)	1	269	(643)	(373)
Balance as of December 31, 2015	$6	$(3,124)	$(1,102)	$(4,220)

The components of other comprehensive income (loss) are as follows:

For the Year Ended December 31,	2016
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(742)	$36	$(778)
Unrealized investment gains	21	8	13
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service losses (a)	3	1	2
Net actuarial losses (a)	166	46	120
Subtotal	169	47	122
Effect of curtailment	102	38	64
Net losses arising during period	(855)	(175)	(680)
Foreign currency translation adjustments	416	70	346
Other adjustments	49	9	40
Pension/post-retirement plans losses	(119)	(11)	(108)
Other comprehensive (loss) income	$(840)	$33	$(873)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Year Ended December 31,	2015
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(639)	$4	$(643)
Unrealized investment gains	1	—	1
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)
Net actuarial losses (a)	271	96	175
Subtotal	270	96	174
Effect of curtailment	(3)	—	(3)
Plan Termination	(6)	(3)	(3)
Net losses arising during period	(125)	(62)	(63)
Foreign currency translation adjustments	214	43	171
Other adjustments	(13)	(6)	(7)
Pension/post-retirement plans gains	337	68	269
Other comprehensive (loss) income	$(301)	$72	$(373)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Year Ended December 31,	2014
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(527)	$(12)	$(515)
Pension/post-retirement plans:
Amortization of losses (gains) included in net periodic pension cost:
Prior service credits (a)	(16)	(5)	(11)
Net actuarial losses (a)	242	74	168
Subtotal	226	69	157
Effect of curtailment	(65)	(13)	(52)
Net losses arising during period	(1,418)	(466)	(952)
Foreign currency translation adjustments	180	39	141
Other	(8)	(3)	(5)
Pension/post-retirement plans losses	(1,085)	(374)	(711)
Other comprehensive loss	$(1,612)	$(386)	$(1,226)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.
The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2016	December 31, 2015
Foreign currency translation adjustments (net of deferred tax adjustments of $(9) in 2016 and deferred tax adjustments of $8 in 2015, respectively)	$(1,880)	$(1,102)
Net unrealized investment gains (net of deferred tax liability of $10 in 2016 and $2 in 2015)	19	6
Net charges related to pension / post-retirement plans (net of deferred tax asset of $1,530 and $1,519 in 2016 and 2015, respectively)	(3,232)	(3,124)
	$(5,093)	$(4,220)

4.    Acquisitions / Dispositions
The Company’s acquisitions have been accounted for as business combinations. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective purchase closing dates. In connection with acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer lists, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. Until final valuations are complete, any change in assumptions could affect the carrying value of tangible assets, goodwill and identifiable intangible assets.
The Risk and Insurance Services segment completed nine acquisitions during 2016.

•
February – Marsh & McLennan Agency ("MMA") acquired The Celedinas Agency, Inc., a Florida-based brokerage firm providing property and casualty and marine insurance as well as employee benefits services, and Aviation Solutions, LLC, a Missouri-based aviation risk advisor and insurance broker.

•	March – MMA acquired Corporate Consulting Services, Ltd., a New York-based insurance brokerage and human resource consulting firm.

•	August – MMA acquired Benefits Advisory Group LLC, an Atlanta-based employee benefits consulting firm.

•	September – MMA acquired Vero Insurance, Inc., a Florida-based agency specializing in private client insurance services.

•	November – MMA acquired Benefits Resource Group Agency, LLC, an Ohio-based benefits consulting firm and Presidio Benefits Group, Inc., a California-based employee benefits consulting firm.

•	December – Marsh acquired AD Corretora, a multi-line broker located in Brazil, and Bluefin Insurance Group, Ltd, a U.K.-based insurance brokerage.
The Consulting segment completed six acquisitions during 2016.

•	January – Mercer acquired The Positive Ageing Company Limited, a U.K.-based firm providing advice on issues surrounding the aging workforce.

•
April – Mercer acquired the Extratextual software system and related client contracts. Extratextual is a web based compliance system that helps clients manage and meet their compliance and risk management obligations.

•
December – Oliver Wyman acquired LShift Limited, a software development company, and Mercer acquired Sirota Consulting LLC, a global provider of employee benefit solutions; Pillar Administration, a superannuation provider located in Australia; and Thomsons Online Benefits, a U.K.-based global benefits software business.

Total purchase consideration for acquisitions made during 2016 was approximately $901 million, which consisted of cash paid of $865 million and deferred purchase and estimated contingent consideration of $36 million. Contingent consideration arrangements are based primarily on EBITDA and/or revenue targets over periods of two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During 2016, the Company also paid $54 million of deferred purchase consideration and $86 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

(In millions)	2016
Cash	$865
Estimated fair value of deferred/contingent consideration	36
Total consideration	$901
Allocation of purchase price:
Cash and cash equivalents	$52
Accounts receivable, net	49
Other current assets	8
Property, plant, and equipment	22
Other intangible assets	307
Goodwill	556
Other assets	18
Total assets acquired	1,012
Current liabilities	57
Other liabilities	54
Total liabilities assumed	111
Net assets acquired	$901
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period post acquisition date. The following chart provides information of other intangible assets acquired during 2016:

	Amount	Weighted Average Amortization Period
Client relationships	$241	13 years
Other (a)	66	7 years
	$307
(a) Primarily non-compete agreements, trade names and developed technology
Prior Year Acquisitions
During 2015, the Risk and Insurance Services segment completed the following thirteen acquisitions:

•	January – Marsh acquired INGESEG S.A., an insurance brokerage located in Argentina.

•
May – Marsh acquired Sylvite Financial Services, Inc., a Canada-based insurance consulting firm and Sumitomo Life Insurance Agency America, Inc., an employee benefits brokerage and consulting firm providing employee benefit and other services to U.S.-based subsidiaries of Japanese companies.

•	June – MMA acquired MHBT, Inc., a Texas-based insurance broker and Marsh acquired SIS Co. Ltd., a Korea-based insurance broker and advisor.

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
During 2015, the Consulting segment completed the following eight acquisitions:

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
Total purchase consideration for acquisitions made during 2015 was $1.2 billion, which consisted of cash paid of $1.0 billion and deferred purchase and estimated contingent consideration of $176 million. Contingent consideration arrangements are primarily based on EBITDA and revenue targets over two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. During 2015, the Company also paid $36 million of deferred purchase consideration and $47 million of contingent consideration related to acquisitions made in prior years. In addition, the Company purchased other intangible assets in the amount of $2 million.
Subsequent Acquisition
On January 13, 2017, MMA entered into a definitive agreement to acquire J. Smith Lanier & Co. ("JSL"), one of the nation’s largest privately held insurance brokerage firms. The transaction is expected to close in the first quarter of 2017 pending customary approvals. JSL is a leading provider of insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S. Upon completion of the transaction, JSL will operate as MMA’s Southeast regional hub.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2016, 2015 and 2014. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2015 and reflects acquisitions made in 2015 as if they occurred on January 1, 2014. The pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2016	2015	2014
Revenue	$13,503	$13,528	$13,395
Income from continuing operations	$1,792	$1,643	$1,475
Net income attributable to the Company	$1,765	$1,606	$1,469
Basic net income per share:
– Continuing operations	$3.40	$3.02	$2.65
– Net income attributable to the Company	$3.40	$3.02	$2.69
Diluted net income per share:
– Continuing operations	$3.37	$2.99	$2.61
– Net income attributable to the Company	$3.37	$2.99	$2.66
The consolidated statement of income for 2016 includes approximately $25 million of revenue and $4 million of operating income related to acquisitions made during 2016. The consolidated statement of income for 2015 includes approximately $124 million of revenue and $7 million of operating income related to acquisitions made during 2015.
Acquisition-related expenses incurred in 2016 were $14 million.
Dispositions
In December 2015, Mercer sold its U.S. defined contribution recordkeeping business. The Company recognized pre-tax gains of $37 million in 2015 and $6 million in 2016 from this transaction, which are included in revenue in the consolidated statements of income in those years.
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
Summarized Statements of Income data for discontinued operations is as follows:

For the Years Ended December 31,
(In millions of dollars)	2016	2015	2014
Income (loss) from discontinued operations, net of tax	$—	$—	$—
Disposals of discontinued operations	—	(5)	42
Income tax (credit) expense	—	(5)	16
Disposals of discontinued operations, net of tax	—	—	26
Discontinued operations, net of tax	$—	$—	$26
Discontinued operations, net of tax per share
– Basic	$—	$—	$0.05
– Diluted	$—	$—	$0.04

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
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2016	2015
Balance as of January 1, as reported	$7,889	$7,241
Goodwill acquired	556	783
Other adjustments(a)	(76)	(135)
Balance at December 31,	$8,369	$7,889

(a)	Primarily due to the impact of foreign exchange in both years.
The goodwill acquired of $556 million in 2016 (approximately $71 million of which is deductible for tax purposes) is comprised of $321 million related to the Risk and Insurance Services segment and $235 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $5.9 billion and Consulting, $2.5 billion.
The gross cost and accumulated amortization at December 31, 2016 and 2015 are as follows:

(In millions of dollars)	2016			2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,390	$392	$998	$1,281	$347	$934
Other (a)	204	76	128	176	74	102
Amortized intangibles	$1,594	$468	$1,126	$1,457	$421	$1,036
(a) Primarily non-compete agreements, trade names and developed technology

Aggregate amortization expense was $130 million for the year ended December 31, 2016, $109 million for the year ended December 31, 2015 and $86 million for the year ended December 31, 2014. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2017	$148
2018	141
2019	134
2020	120
2021	107
Subsequent years	476
$1,126

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2016	2015	2014
Income before income taxes:
U.S.	$725	$702	$313
Other	1,755	1,605	1,744
	$2,480	$2,307	$2,057

The expense for income taxes is comprised of:
Income taxes:
Current–
U.S. Federal	$208	$90	$80
Other national governments	366	385	369
U.S. state and local	43	52	26
	617	527	475
Deferred–
U.S. Federal	26	125	27
Other national governments	32	15	62
U.S. state and local	10	4	22
	68	144	111
Total income taxes	$685	$671	$586

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2016	2015
Deferred tax assets:
Accrued expenses not currently deductible	$582	$586
Differences related to non-U.S. operations (a)	127	120
Accrued U.S. retirement benefits	629	630
Net operating losses (b)	56	70
Income currently recognized for tax	71	70
Foreign tax credit carryforwards	—	20
Other	50	49
	$1,515	$1,545

Deferred tax liabilities:
Differences related to non-U.S. operations	$217	$176
Depreciation and amortization	377	368
Accrued retirement & postretirement benefits - non-U.S. operations	10	94
Other	14	6
	$618	$644

(a)	Net of valuation allowances of $3 million in 2016 and $9 million in 2015.

(b)	Net of valuation allowances of $17 million in 2016 and $19 million in 2015.

December 31,
(In millions of dollars)	2016	2015
Balance sheet classifications:
Deferred tax assets	$1,097	$1,138
Other liabilities	$200	$237
U.S. Federal income taxes are not provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, which at December 31, 2016, the Company estimates, amounted to approximately $4.4 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below:

For the Years Ended December 31,	2016	2015	2014
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	1.5	1.6	1.7
Differences related to non-U.S. operations	(9.2)	(8.0)	(7.5)
Other	0.3	0.5	(0.7)
Effective tax rate	27.6%	29.1%	28.5%
The Company’s consolidated effective tax rate was 27.6%, 29.1% and 28.5% in 2016, 2015 and 2014, respectively. The tax rate in each year reflects foreign operations, which are generally taxed at rates lower than the U.S. statutory tax rate.
Valuation allowances had net decreases of $8 million and $69 million in 2016 and 2015, respectively, and an increase of $15 million in 2014. During the respective years, adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $7 million, $14 million and $9 million in 2016, 2015 and 2014, respectively. The decrease in the valuation allowance in 2015 also reflects the write down of a deferred tax asset along with its full valuation allowance because the Company cannot utilize a net operating loss. Approximately 77% of the Company’s net operating loss carryforwards expire from 2017 through 2036, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2016 comprised federal, state and local, and non-U.S. tax benefits of $7 million, $48 million and $31 million, respectively, before reduction for valuation allowances.
The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. Tax liabilities are determined and assessed jurisdictionally by legal entity or filing group. Certain taxing jurisdictions allow or require combined or consolidated tax filings. The Company assessed the realizability of its deferred tax assets. The Company considered all available evidence, including the existence of a recent history of losses, placing particular weight on evidence that could be objectively verified. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014:

(In millions of dollars)	2016	2015	2014
Balance at January 1,	$74	$97	$128
Additions, based on tax positions related to current year	2	3	13
Additions for tax positions of prior years	6	22	3
Reductions for tax positions of prior years	(6)	(10)	(29)
Settlements	(7)	(20)	(4)
Lapses in statutes of limitation	(4)	(18)	(14)
Balance at December 31,	$65	$74	$97

Of the total unrecognized tax benefits at December 31, 2016, 2015 and 2014, $53 million, $53 million and $51 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2016, 2015 and 2014, before any applicable federal benefit, was $11 million, $8 million and $7 million, respectively.
As discussed in Note 5, the Company has provided certain indemnities related to contingent tax liabilities as part of the disposals of Putnam and Kroll. At December 31, 2016, 2015 and 2014, $0 million, $1 million and $2 million, respectively, included in the table above, relates to Putnam and Kroll positions included in consolidated Company tax returns.
The Company is routinely examined by tax authorities in the jurisdictions in which it has significant operations. In the US federal jurisdiction the Company participates in the Internal Revenue Service’s (IRS) Compliance Assurance Process (CAP), which is structured to conduct real-time compliance reviews. The IRS is currently examining the Company’s 2015 tax return and performing a pre-filing review of 2016. During 2016 the Company settled its federal tax audit with the IRS for the year 2014. In 2015, the Company settled its federal tax audit for the year 2013, and in 2014 settled the year 2012.
New York State and New York City have examinations underway for various entities covering the years 2007 through 2014. During 2016, California initiated and concluded an audit of years 2013 and 2014. Outside the United States, there are ongoing examinations in Germany for the years 2009 through 2012 and in France for the years 2013 and 2014. France closed examinations of years 2011 and 2012 in 2016. Canada closed its examination of year 2012 in 2016 and commenced examinations for years 2013 and 2014. The United Kingdom closed its 2011 and 2012 examination in 2016 and commenced an examination of year 2014. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $7 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitation.
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
Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Weighted average assumptions:
Discount rate (for expense)	4.10%	3.83%	4.12%	3.87%
Expected return on plan assets	7.06%	7.23%	—	—
Rate of compensation increase (for expense)	2.44%	2.42%	—	—
Discount rate (for benefit obligation)	3.40%	4.11%	3.64%	4.12%
Rate of compensation increase (for benefit obligation)*	1.77%	2.44%	—	—
*The 2016 assumption does not include a rate of compensation increase for the U.S. defined benefit plans since those plans were frozen to future benefits after December 31, 2016.

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
The target asset allocation for the U.S. Plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2016, the actual allocation for the U.S. Plans was 65% equities and equity alternatives and 35% fixed income. The target asset allocation for the U.K. Plans, which comprise approximately 81% of non-U.S. Plan assets, is 48% equities and equity alternatives and 52% fixed income. At the end of 2016, the actual allocation for the U.K. Plans was 48% equities and equity alternatives and 52% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2016	2015	2014	2016	2015	2014
Service cost	$178	$196	$213	$2	$3	$4
Interest cost	537	587	641	5	5	11
Expected return on plan assets	(940)	(977)	(990)	—	—	—
Amortization of prior service (credit) cost	(1)	(1)	(16)	4	3	—
Recognized actuarial loss (gain)	168	271	243	(2)	(1)	(1)
Net periodic benefit (credit) cost	$(58)	$76	$91	$9	$10	$14
Curtailment (loss) gain	(4)	5	(65)	—	—	—
Plan termination	—	—	—	—	(128)	—
Settlement loss	—	1	—	—	—	—
Total (credit) cost	$(62)	$82	$26	$9	$(118)	$14

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
Unrecognized Actuarial Gains/Losses
In accordance with applicable accounting guidance, the funded status of the Company's pension plans is recorded in the consolidated balance sheets and provides for a delayed recognition of actuarial gains or losses arising from changes in the projected benefit obligation due to changes in the assumed discount rates, differences between the actual and expected value of plan assets and other assumption changes. The unrecognized pension plan actuarial gains or losses and prior service costs not yet recognized in net periodic pension cost are recognized in Accumulated Other Comprehensive Income ("AOCI"), net of tax. These gains and losses are amortized prospectively out of AOCI over a period that approximates the remaining life expectancy of participants in plans where substantially all participants are inactive, or the average remaining service period of active participants for plans with active participants.
Interest and Service Cost
In 2016, the Company modified the approach used to estimate the service and interest cost components of net periodic benefit cost for its significant non-U.S. plans. Historically, service and interest costs were estimated using a single weighted average discount rate derived from the yield curves used to measure the benefit obligations at the beginning of the period. This change in approach was made to improve the correlation between the projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The change does not impact the measurement of the plans’ total Projected Benefit Obligation. The Company has accounted for this change as a change in estimate, that was applied prospectively beginning in 2016.

U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$5,685	$5,924	$40	$177
Service cost	106	114	—	1
Interest cost	264	254	2	2
Employee contributions	—	—	3	3
Effect of curtailment	(98)	—	—	—
Plan termination	—	—	—	(128)
Actuarial loss (gain)	160	(392)	—	(5)
Benefits paid	(223)	(215)	(8)	(10)
Benefit obligation, December 31	$5,894	$5,685	$37	$40
Change in plan assets:
Fair value of plan assets at beginning of year	$4,160	$4,516	$3	$18
Actual return on plan assets	401	(170)	—	—
Employer contributions	27	29	5	4
Employee contributions	—	—	3	3
Benefits paid	(223)	(215)	(8)	(10)
Other	—	—	(1)	(12)
Fair value of plan assets, December 31	$4,365	$4,160	$2	$3
Net funded status, December 31	$(1,529)	$(1,525)	$(35)	$(37)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(27)	$(26)	$(2)	$(2)
Non-current liabilities	(1,502)	(1,499)	(33)	(35)
Net liability recognized, December 31	$(1,529)	$(1,525)	$(35)	$(37)
Amounts recognized in other comprehensive income (loss):
Prior service (cost) credit	$—	$—	$(3)	$(7)
Net actuarial (loss) gain	(1,720)	(1,754)	11	13
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,720)	$(1,754)	$8	$6
Cumulative employer contributions in excess of (less than) net periodic cost	191	229	(43)	(43)
Net amount recognized in consolidated balance sheet	$(1,529)	$(1,525)	$(35)	$(37)
Accumulated benefit obligation at December 31	$5,894	$5,600	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2016	2015
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$—	$—	$(7)	$4
Recognized as component of net periodic benefit cost	—	—	4	3
Plan termination	—	—	—	(14)
Prior service cost, December 31	$—	$—	$(3)	$(7)

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2016	2015
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,754)	$(1,749)	$13	$2
Recognized as component of net periodic benefit cost (credit)	74	146	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Effect of curtailment	98	—	—	—
Other	—	—	—	8
Liability experience	(160)	392	—	5
Asset experience	22	(543)	—	—
Total (loss) gain recognized as change in plan assets and benefit obligations	(40)	(151)	—	5
Net actuarial (loss) gain, December 31	$(1,720)	$(1,754)	$11	$13

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2014	2016	2015	2014
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$31	$146	$885	$2	$(138)	$14
Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2017	2017
Prior service credit	$—	$(3)
Net actuarial loss	37	1
Projected cost (credit)	$37	$(2)

The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2016	2015	2016	2015
Weighted average assumptions:
Discount rate (for expense)	4.71%	4.41%	4.36%	3.90%
Expected return on plan assets	8.72%	8.75%	—	—
Rate of compensation increase (for expense)	2.00%	2.00%	—	—
Discount rate (for benefit obligation)	4.58%	4.74%	4.12%	4.36%
Rate of compensation increase (for benefit obligation) *	—	2.00%	—	—
* No assumption is required since the U.S. plans were frozen to future benefits after December 31, 2016.
In 2014, the Society of Actuaries in the United States issued a new mortality table (RP-2014) and an updated improvement scale. The Company considered the effect of RP-2014, along with other available information on mortality improvement and industry specific mortality studies, to select its assumptions for measurement of the plans’ benefit obligations at December 31, 2016 and 2015.
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $5.9 billion, $5.9 billion and $4.4 billion, respectively, as of December 31, 2016 and $5.7 billion, $5.6 billion and $4.2 billion, respectively, as of December 31, 2015.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $5.9 billion and $4.4 billion, respectively, as of December 31, 2016 and $5.7 billion and $4.2 billion, respectively, as of December 31, 2015.
As of December 31, 2016, the U.S. qualified plans hold 4 million shares of the Company’s common stock which were contributed to the Plan by the Company in 2005. This represented approximately 6.2% of those plans' assets as of December 31, 2016. In addition, plan assets may be invested in funds managed by Mercer Investments, a subsidiary of the Company.
The components of the net periodic benefit cost for the U.S. defined benefit and other postretirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Postretirement Benefits
For the Years Ended December 31,
(In millions of dollars)	2016	2015	2014	2016	2015	2014
Service cost	$106	$114	$91	$—	$1	$2
Interest cost	264	254	253	2	2	7
Expected return on plan assets	(379)	(373)	(346)	—	—	—
Amortization of prior service (credit) cost	—	—	(7)	4	3	—
Recognized actuarial loss (gain)	74	146	112	(2)	(2)	(2)
Net periodic benefit cost (credit)	$65	$141	$103	$4	$4	$7
Plan termination	—	—	—	—	(128)	—
Total cost (credit)	$65	$141	$103	$4	$(124)	$7
Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan to provide enhanced flexibility to manage the risk associated with those participants not receiving benefit accruals. The existing plan was amended to cover only the retirees currently receiving benefits and terminated vested participants as of August 1, 2015. The Company's active participants as of that date were transferred into a newly established, legally separate qualified defined benefit plan. The benefits offered to the plans' participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. The net periodic pension expense recognized in 2015 reflects the weighted average costs of the December 31, 2014 measurement and the September 1, 2015 re-measurement.
In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s current matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. As required under GAAP, the defined benefit plans that were significantly impacted by the modification were re-measured in October 2016 using market data and assumptions as of the modification date. The net periodic pension expense recognized in 2016 reflects the weighted average costs of the December 31, 2015 measurement and the October 2016 re-measurement. In addition, the U.S. qualified plans were merged effective December 30, 2016, since no participants would be receiving benefit accruals after December 31, 2016.
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
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 6.9% in 2016, gradually declining to 4.5% in 2039. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have no effect on the total service and interest cost components or the postretirement benefit obligation.

Estimated Future Contributions
The Company expects to fund approximately $32 million for its U.S. plans in 2017, including an ERISA funding requirement of $6 million to the U.S. qualified plan. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law.

Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$9,076	$10,018	$79	$93
Service cost	72	82	2	2
Interest cost	273	333	3	3
Employee contributions	7	8	—	—
Actuarial loss (gain)	1,966	(432)	5	(6)
Plan amendments	(49)	(5)	—	—
Effect of settlement	(27)	(12)	—	—
Effect of curtailment	(7)	8	—	—
Benefits paid	(352)	(337)	(3)	(3)
Foreign currency changes	(1,290)	(632)	(5)	(10)
Other	1	45	—	—
Benefit obligation December 31	$9,670	$9,076	$81	$79
Change in plan assets:
Fair value of plan assets at beginning of year	$9,826	$10,410	$—	$—
Actual return on plan assets	1,815	187	—	—
Effect of settlement	(27)	(12)	—	—
Company contributions	187	166	3	3
Employee contributions	7	8	—	—
Benefits paid	(352)	(337)	(3)	(3)
Foreign currency changes	(1,439)	(620)	—	—
Other	—	24	—	—
Fair value of plan assets, December 31	$10,017	$9,826	$—	$—
Net funded status, December 31	$347	$750	$(81)	$(79)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$766	$1,144	$—	$—
Current liabilities	(5)	(5)	(3)	(3)
Non-current liabilities	(414)	(389)	(78)	(76)
Net asset (liability) recognized, December 31	$347	$750	$(81)	$(79)
Amounts recognized in other comprehensive (loss) income:
Prior service (cost) credit	$43	$(3)	$—	$—
Net actuarial loss	(3,081)	(2,887)	(11)	(6)
Total recognized accumulated other comprehensive (loss) income, December 31	$(3,038)	$(2,890)	$(11)	$(6)
Cumulative employer contributions in excess of (less than) net periodic cost	3,385	3,640	(70)	(73)
Net asset (liability) recognized in consolidated balance sheet, December 31	$347	$750	$(81)	$(79)
Accumulated benefit obligation, December 31	$9,397	$8,830	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2016	2015
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$(3)	$(2)	$—	$—
Recognized as component of net periodic benefit credit	(1)	(1)	—	—
Effect of curtailment	—	(5)	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	49	5	—	—
Exchange rate adjustments	(2)	—	—	—
Prior service (cost) credit, December 31	$43	$(3)	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2016	2015
Reconciliation of net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning balance	$(2,887)	$(3,215)	$(6)	$(14)
Recognized as component of net periodic benefit cost	94	125	—	1
Effect of settlement	—	2	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Liability experience	(1,966)	432	(5)	6
Asset experience	1,254	(417)	—	—
Other	—	(20)	—	—
Effect of curtailment	3	—	—	—
Total amount recognized as change in plan assets and benefit obligations	(709)	(5)	(5)	6
Exchange rate adjustments	421	206	—	1
Net actuarial loss, December 31	$(3,081)	$(2,887)	$(11)	$(6)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2014	2016	2015	2014
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$21	$(407)	$201	$10	$(2)	$5

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Postretirement Benefits
(In millions of dollars)	2017	2017
Prior service credit	$(2)	$—
Net actuarial loss	126	1
Projected cost	$124	$1
The weighted average actuarial assumptions utilized for the non-U.S. defined and postretirement benefit plans as of the end of the year are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2016	2015	2016	2015
Weighted average assumptions:
Discount rate (for expense)	3.71%	3.49%	4.00%	3.85%
Expected return on plan assets	6.36%	6.57%	—	—
Rate of compensation increase (for expense)	2.72%	2.67%	—	—
Discount rate (for benefit obligation)	2.69%	3.71%	3.42%	4.00%
Rate of compensation increase (for benefit obligation)	2.85%	2.72%	—	—
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.2 billion, $1.2 billion and $0.9 billion, respectively, as of December 31, 2016 and $1.7 billion, $1.6 billion and $1.3 billion, respectively, as of December 31, 2015.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $2.1 billion and $1.7 billion, respectively, as of December 31, 2016 and $1.9 billion and $1.5 billion, respectively, as of December 31, 2015.
Non-U.S. Plan Amendments
Effective August 1, 2015, the Company amended its Ireland defined benefit pension plans to close those plans to future benefit accruals and replaced those plans with a defined contribution arrangement. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date. The net periodic pension costs recognized in 2015 reflect the weighted average costs of the December 31, 2014 measurement and the August 1, 2015 re-measurement.
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

Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2016	2015	2014	2016	2015	2014
Service cost	$72	$82	$122	$2	$2	$2
Interest cost	273	333	388	3	3	4
Expected return on plan assets	(561)	(604)	(644)	—	—	—
Amortization of prior service cost	(1)	(1)	(9)	—	—	—
Recognized actuarial loss	94	125	131	—	1	1
Net periodic benefit (credit) cost	(123)	(65)	(12)	5	6	7
Settlement loss	—	1	—	—	—	—
Curtailment (gain) loss	(4)	5	(65)	—	—	—
Total (credit) cost	$(127)	$(59)	$(77)	$5	$6	$7
The assumed health care cost trend rate was approximately 5.20% in 2016, gradually declining to 4.48% in 2026. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$1	$—
Effect on postretirement benefit obligation	$8	$(7)
Estimated Future Contributions
The Company expects to contribute approximately $224 million to its non-U.S. pension plans in 2017. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1st of each year. If the funding level on November 1st is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.

Estimated Future Benefit Payments
The Plans' estimated future benefit payments for its pension and postretirement benefits (without reduction for Medicare subsidy receipts) are as follows:

For the Years Ended December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2017	$244	$240	$4	$3
2018	$259	$272	$4	$3
2019	$276	$281	$4	$3
2020	$287	$293	$4	$3
2021	$297	$303	$3	$4
2022-2026	$1,641	$1,719	$14	$19
Defined Benefit Plans Fair Value Disclosures
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
In 2016, the Company adopted new guidance issued by the FASB, which removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value ("NAV") within the fair value hierarchy table. Instead, an entity is required to include those investments as a reconciling item so that the total fair value amount of investments in the disclosure is consistent with the fair value investment balance on the statement of net assets. The adoption of the new guidance, which requires retrospective application, resulted in the reclassifications of $6.6 billion and $1.4 billion from Level 2 and Level 3, respectively, to NAV categorization within the hierarchy table as of December 31, 2015.

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$16	$—	$—	$6,805	$6,821
Corporate obligations	—	3,024	9	—	3,033
Corporate stocks	2,009	3	2	—	2,014
Private equity/partnerships	—	—	—	722	722
Government securities	11	380	—	—	391
Real estate	—	—	—	412	412
Short-term investment funds	297	22	—	—	319
Company common stock	270	—	—	—	270
Other investments	15	23	312	—	350
Total investments	$2,618	$3,452	$323	$7,939	$14,332

	Fair Value Measurements at December 31, 2015
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$175	$—	$—	$6,861	$7,036
Corporate obligations	—	2,651	1	—	2,652
Corporate stocks	1,844	6	2	—	1,852
Private equity/partnerships	—	—	—	710	710
Government securities	10	415	—	—	425
Real estate	—	—	—	442	442
Short-term investment funds	312	4	—	—	316
Company common stock	222	—	—	—	222
Other investments	13	47	257	—	317
Total investments	$2,576	$3,123	$260	$8,013	$13,972

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2016 and December 31, 2015:

Assets (In millions)	Fair Value, January 1, 2016	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2016
Other investments	257	27	(28)	67	1	(12)	—	312
Corporate stocks	2	—	—	—	—	—	—	2
Corporate obligations	1	8	—	1	—	(1)	—	9
Total assets	$260	$35	$(28)	$68	$1	$(13)	$—	$323

Assets (In millions)	Fair Value, January 1, 2015	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2015
Other investments	239	47	(13)	14	—	(30)	—	257
Corporate stocks	1	—	—	1	—	—	—	2
Corporate obligations	3	—	—	—	—	—	(2)	1
Total assets	$243	$47	$(13)	$15	$—	$(30)	$(2)	$260
The following is a description of the valuation methodologies used for assets measured at fair value:
Company common stock:  Valued at the closing price reported on the New York Stock Exchange.
Common stocks, preferred stocks, convertible equity securities, rights/warrants and real estate investment trusts (included in Corporate stocks):  Valued at the closing price reported on the primary exchange.
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
Swap assets (included in Other investments):  Fair values for interest rate swaps, equity index swaps and inflation swaps are estimated using a discounted cash flow pricing model. These models use observable market data such as contractual fixed rate, spot equity price or index value and dividend data. The fair values of credit default swaps are estimated using an income approach model which determines expected cash flows based on default probabilities from the issuer-specific credit spread curve and credit loss recovery rates, both of which are dependent on market quotes.
Short-term investment funds:  Primarily high-grade money market instruments valued at net asset value at year-end.
Registered investment companies:  Valued at the closing price reported on the primary exchange.
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("401(k) Plan"), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k) Plan, the Company matches a fixed portion of the employees’ contributions. The 401(k) Plan contains an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $436 million of the 401(k) Plan’s assets at December 31, 2016 and $398 million in December 31, 2015 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $53 million in 2016, $51 million in 2015 and $49 million in 2014. In addition, the Company has a significant defined contribution plan in the U.K. As noted above, effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. The cost of the U.K. defined contribution plan was $81 million, $93 million and $65 million in 2016, 2015 and 2014, respectively. The decrease in cost from 2016 as compared to 2015 is primarily due to the impact of foreign currency translation.

9.    Stock Benefit Plans
The Company maintains multiple stock-based payment arrangements under which employees are awarded grants of restricted stock units, stock options and other forms of stock-based benefits.

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

The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Risk-free interest rate	1.39%	1.78%	1.88%
Expected life (in years)	6.0	6.0	6.0
Expected volatility	25.55%	23.75%	24.2%
Expected dividend yield	2.15%	1.97%	2.08%
A summary of the status of the Company’s stock option awards as of December 31, 2016 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2016	14,776,804	$34.14
Granted	2,167,645	$57.55
Exercised	(3,593,033)	$29.32
Forfeited	(91,016)	$53.58
Expired	(17,871)	$30.13
Balance at December 31, 2016	13,242,529	$39.15	5.7 years	$377,580
Options vested or expected to vest at December 31, 2016	13,055,049	$38.95	5.7 years	$374,871
Options exercisable at December 31, 2016	8,598,826	$31.63	4.4 years	$309,778
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2016, 2015 and 2014 was $11.57, $11.34 and $9.66, respectively. The total intrinsic value of options exercised during the same periods was $137.7 million, $124.6 million and $174.3 million, respectively.
As of December 31, 2016, there was $14.4 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.42 years. Cash received from the exercise of stock options for the years ended December 31, 2016, 2015 and 2014 was $105.4 million, $134.7 million and $178.1 million, respectively.
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

A summary of the status of the Company's restricted stock units and performance stock units as of December 31, 2016 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2016	2,459,293	$52.51	678,165	$46.25
Granted	1,844,661	$57.54	323,990	$57.47
Vested	(1,100,706)	$49.62	(260,089)	$36.56
Forfeited	(159,219)	$56.41	(20,049)	$54.49
Non-vested balance at December 31, 2016	3,044,029	$56.40	722,017	$54.68
The weighted-average grant-date fair value of the Company's restricted stock units granted during the years ended December 31, 2015 and 2014 was $56.81 and $48.16, respectively. The weighted average grant date fair value of the Company's performance stock units granted during the years ended December 31, 2015 and 2014 was $57.33 and $48.00, respectively. The total fair value of the shares distributed during the years ended December 31, 2016, 2015 and 2014 in connection with the Company's non-option equity awards was $91.4 million, $114.3 million and $165.3 million, respectively.
The payout of shares in 2016 with respect to the PSUs awarded in 2013 was 180% of target based on performance for the three-year performance period. The payout of shares with respect to the PSUs that vested in 2016 due to certain types of termination was based on performance for the abbreviated performance period. In aggregate, 468,858 shares became distributable in respect to PSUs vested in 2016.
As of December 31, 2016, there was $127.2 million of unrecognized compensation cost related to the Company's restricted stock units and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.045 years.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007, no more than 35,600,000 shares of the Company's common stock may be sold. Employees purchased 490,374 shares during the year ended December 31, 2016 and at December 31, 2016, 1,781,410 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of the Company's common stock may be sold. Employees purchased 135,362 shares during the year ended December 31, 2016 and there were 2,613,203 shares available for issuance at December 31, 2016 under the International Plan. The plans are considered non-compensatory.

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

Level 1.
Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities and exchange-traded money market mutual funds).

Assets and liabilities using Level 1 inputs include exchange-traded equity securities, exchange-traded mutual funds and money market funds.

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
Valuation Techniques
Equity Securities, Money Market Funds and Mutual Funds - Level 1
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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/16	12/31/15	12/31/16	12/31/15	12/31/16	12/31/15	12/31/16	12/31/15
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$89	$—	$—	$—	$—	$—	$89	$—
Mutual funds(a)	141	142	—	—	—	—	141	142
Money market funds(b)	22	140	—	—	—	—	22	140
Total assets measured at fair value	$252	$282	$—	$—	$—	$—	$252	$282
Fiduciary Assets:
Money market funds	$90	$48	$—	$—	$—	$—	$90	$48
Total fiduciary assets measured at fair value	$90	$48	$—	$—	$—	$—	$90	$48
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$241	$309	$241	$309
Total liabilities measured at fair value	$—	$—	$—	$—	$241	$309	$241	$309
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the year ended December 31, 2016, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2016 and December 31, 2015 that represent contingent purchase consideration related to acquisitions:

(In millions)	2016	2015
Balance at January 1,	$309	$207
Additions	17	104
Payments	(86)	(47)
Revaluation Impact	9	45
Other (a)	(8)	—
Balance at December 31,	$241	$309
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $9 million for the year ended December 31, 2016. A 5% increase in the above mentioned projections would increase the liability by approximately $21 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $22 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $389 million and $347 million at December 31, 2016 and 2015, respectively.

Private Equity Investments
The Company's investments in private equity funds were $79 million and $76 million at December 31, 2016 and December 31, 2015, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets.
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of December 31, 2016, the carrying value of the Company’s investment in Alexander Forbes was approximately $247 million. As of December 31, 2016, the market value of the approximately 443 million shares owned by the Company, based on the December 31, 2016 closing share price of 7.95 South African Rand per share, was approximately $251 million.
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
Benefitfocus: On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. In 2015, the Company elected to account for this investment under the cost method of accounting as the shares purchased were categorized as restricted. Effective December 31, 2016, these shares are no longer considered restricted for the purpose of determining if they are marketable securities under GAAP, and are accounted for as available for sale securities and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ at December 31, 2016 was approximately $84 million. Related unrealized gains of approximately $21 million have been recorded in other comprehensive income.
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
In the second quarter of 2016, the shareholders’ agreement among the shareholders of Marsh India was amended to comply with these new regulations, which resulted in Marsh no longer having a controlling financial interest under U.S. GAAP. In accordance with U.S. GAAP, the Company was required to deconsolidate Marsh India and recognize its interest in Marsh India at fair value, with the difference between the carrying value and fair value recognized in earnings. The Company estimated the fair value of its interest in Marsh India, primarily using a discounted cash flow approach, which considered various cash flow scenarios and a discount rate appropriate for the investment. Certain provisions relating to restrictions on sales and repurchase of shares of Marsh India owned by its employees were also required to be removed by the new regulations. As a result, the deferred compensation expense related to those shares was accelerated in the second quarter of 2016. The net gain on the Company’s pre-tax income as a result of these changes was approximately $11 million, which is included in revenue for the year ended 2016. Beginning on May 1, 2016, the Company accounted for its investment in Marsh India using the equity method of accounting.
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
Below is a summary of the financial information for the Company's significant equity method investees:

For the Twelve Months Ended September 30,
(In millions of dollars)	2016	2015	2014
Revenue	$843	$1,018	$239
Net investment income (a)	$1,824	$1,620	$161
Net income	$91	$196	$216

As of September 30,
(In millions of dollars)	2016	2015
Total assets	$22,997	$21,101
Total liabilities	$21,087	$19,348
Non-controlling interests	$12	$12
The information above includes twelve months of income statement activity for Alexander Forbes in 2016, 2015 and two months of activity in 2014, reflecting the timing of the Company's investment.
(a) Net investment income in 2016 and 2015 includes approximately $1.9 billion and $1.5 billion, respectively, related to Alexander Forbes, substantially all of which is credited to policy holders.

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
The consolidated statements of income include net rental costs of $367 million, $381 million and $393 million for 2016, 2015 and 2014, respectively, after deducting rentals from subleases ($9 million in 2016, $14 million in 2015 and $12 million in 2014). These net rental costs exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.
At December 31, 2016, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2017	$372	$46	$326
2018	$345	$42	$303
2019	$297	$36	$261
2020	$262	$32	$230
2021	$198	$4	$194
Subsequent years	$862	$3	$859
The Company has entered into agreements, primarily with various service companies, to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2016, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ended December 31,	Future Minimum Commitments
(In millions of dollars)
2017	$225
2018	79
2019	36
Subsequent years	11
$351

12.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2016	2015
Short-term:
Commercial paper	$50	$—
Current portion of long-term debt	262	12
	312	12
Long-term:
Senior notes – 2.30% due 2017	250	249
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	299	298
Senior notes – 2.35% due 2020	497	496
Senior notes – 4.80% due 2021	498	497
Senior notes – 3.30% due 2023	347	—
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	596	595
Senior notes – 3.50% due 2025	495	495
Senior notes – 3.75% due 2026	596	595
Senior notes – 5.875% due 2033	297	297
Mortgage – 5.70% due 2035	382	393
Other	3	2
	4,757	4,414
Less current portion	262	12
	$4,495	$4,402
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $50 million of commercial paper outstanding at December 31, 2016 at an effective interest rate of 1%.
In March 2016, the Company issued $350 million of 3.30% seven-year senior notes. In September 2015, the Company issued $600 million of 3.75% 10.5-year senior notes and in March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company used the net proceeds from these issuances for general corporate purposes.
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2016.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $376 million at December 31, 2016 and $379 million at December 31, 2015. There was $1.6 million of outstanding borrowings under these facilities at December 31, 2016 and $0.4 million of outstanding borrowings under these facilities at December 31, 2015.
In January 2017, the Company issued $500 million of 2.75% senior notes due 2022 and $500 million of 4.35% senior notes due 2047. The Company intends to use the net proceeds for general corporate purposes, including the repayment of a $250 million debt maturity in April 2017.

Scheduled repayments of long-term debt in 2017 and in the four succeeding years are $262 million, $262 million, $313 million, $514 million and $515 million, respectively.
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

	December 31, 2016		December 31, 2015
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$312	$313	$12	$12
Long-term debt	$4,495	$4,625	$4,402	$4,513
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
13.    Integration and Restructuring Costs
In 2016, the Company implemented restructuring actions which resulted in costs totaling $44 million. Restructuring costs consist primarily of severance and benefits, costs for future rent and other real estate costs. These costs were incurred as follows: Risk and Insurance Services—$3 million; Consulting—$34 million; and Corporate—$7 million.
Details of the restructuring liability activity from January 1, 2015 through December 31, 2016, including actions taken prior to 2016, are as follows:

(In millions)	Balance at 1/1/15	Expense Incurred	Cash Paid	Other	Balance at 12/31/15	Expense Incurred	Cash Paid	Other	Balance at 12/31/16
Severance	$7	$17	$(7)	$(2)	$15	$40	$(22)	$(1)	$32
Future rent under non-cancelable leases and other costs	85	11	(21)	3	78	4	(17)	(4)	61
Total	$92	$28	$(28)	$1	$93	$44	$(39)	$(5)	$93
As of January 1, 2014, the liability balance related to restructuring activity was $124 million. In 2014, the Company accrued $12 million and had cash payments and other adjustments of $44 million related to restructuring activities that resulted in the liability balance at January 1, 2015 reported above.
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
14.    Common Stock
During 2016, the Company repurchased 12.7 million shares of its common stock for total consideration of $800 million. In November 2016, the Board of Directors renewed the Company's share repurchase program, allowing management to buy back up to $2.5 billion of the Company's common stock. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on the authorization. During 2015, the Company purchased 24.8 million shares of its common stock for total consideration of $1.4 billion.

15. Claims, Lawsuits and Other Contingencies
Litigation Matters
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims typically seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20 (Contingencies-Loss Contingencies), the Company uses case level reviews by inside and outside counsel, and internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.

Governmental Inquiries and Enforcement Matters
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which the Company operates. In the ordinary course of business, the Company is also subject to subpoenas, investigations, lawsuits and other regulatory actions undertaken by governmental authorities. For example, the Financial Conduct Authority ("FCA") is conducting a market study of the U.K. asset management industry, which includes asset managers and investment consultants such as Mercer. In November 2016, the FCA published an interim report which contains preliminary findings relating to the investment consulting industry and a provisional reference to the U.K. Competition & Markets Authority for a market investigation.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2016, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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

* * * *

The pending proceedings described above and other matters not explicitly described in this Note 15 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages and other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20 (Contingencies - Loss Contingencies). Except as described above, the Company is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.

16.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s segments are:

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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2016 –
Risk and Insurance Services	$7,143	(a)	$1,753	$14,728		$248	$128
Consulting	6,112	(b)	1,103	6,770		121	68
Total Segments	13,255		2,856	21,498		369	196
Corporate/Eliminations	(44)		(192)	(3,308)	(c)	69	57
Total Consolidated	$13,211		$2,664	$18,190		$438	$253
2015 –
Risk and Insurance Services	$6,869	(a)	$1,539	$13,290		$240	$136
Consulting	6,064	(b)	1,075	6,485		120	108
Total Segments	12,933		2,614	19,775		360	244
Corporate/Eliminations	(40)		(195)	(1,559)	(c)	63	81
Total Consolidated	$12,893		$2,419	$18,216		$423	$325
2014 –
Risk and Insurance Services	$6,931	(a)	$1,509	$12,211		$213	$173
Consulting	6,059	(b)	996	5,916		119	92
Total Segments	12,990		2,505	18,127		332	265
Corporate/Eliminations	(39)		(204)	(334)	(c)	56	103
Total Consolidated	$12,951		$2,301	$17,793		$388	$368

(a)
Includes inter-segment revenue of $6 million in both 2016 and 2015 and $4 million in 2014, interest income on fiduciary funds of $26 million, $21 million and $24 million in 2016, 2015 and 2014, respectively, and equity method income of $12 million, $6 million and $9 million in 2016, 2015 and 2014, respectively.

(b)
Includes inter-segment revenue of $38 million, $34 million and $35 million in 2016, 2015 and 2014, respectively, interest income on fiduciary funds of $3 million in 2016, $4 million in 2015 and $6 million in 2014 and equity method income of $19 million in 2016, $21 million in 2015 and $2 million in 2014.

(c)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2016	2015	2014
Risk and Insurance Services
Marsh	$5,997	$5,745	$5,774
Guy Carpenter	1,146	1,124	1,157
Total Risk and Insurance Services	7,143	6,869	6,931
Consulting
Mercer	4,323	4,313	4,350
Oliver Wyman Group	1,789	1,751	1,709
Total Consulting	6,112	6,064	6,059
Total Segments	13,255	12,933	12,990
Corporate/Eliminations	(44)	(40)	(39)
Total	$13,211	$12,893	$12,951
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2016	2015	2014
Revenue
United States	$6,573	$6,316	$5,865
United Kingdom	2,019	2,036	2,111
Continental Europe	2,022	1,902	2,077
Asia Pacific	1,363	1,333	1,420
Other	1,278	1,346	1,517
	13,255	12,933	12,990
Corporate/Eliminations	(44)	(40)	(39)
Total	$13,211	$12,893	$12,951

For the Years Ended December 31,
(In millions of dollars)	2016	2015	2014
Fixed Assets, Net
United States	$412	$460	$483
United Kingdom	94	115	120
Continental Europe	53	57	60
Asia Pacific	76	49	62
Other	90	92	84
Total	$725	$773	$809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marsh & McLennan Companies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2017

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2016:
Revenue	$3,336	$3,376	$3,135	$3,364
Operating income	$733	$726	$572	$633
Income from continuing operations	$490	$480	$384	$441
Discontinued operations, net of tax	$—	$—	$—	$—
Net income attributable to the Company	$481	$472	$379	$436
Basic Per Share Data:
Continuing operations	$0.92	$0.91	$0.73	$0.85
Discontinued operations, net of tax	$—	$—	$—	$—
Net income attributable to the Company	$0.92	$0.91	$0.73	$0.85
Diluted Per Share Data:
Continuing operations	$0.91	$0.90	$0.73	$0.84
Discontinued operations, net of tax	$—	$—	$—	$—
Net income attributable to the Company	$0.91	$0.90	$0.73	$0.84
Dividends Paid Per Share	$0.31	$0.31	$0.34	$0.34
2015:
Revenue	$3,215	$3,225	$3,115	$3,338
Operating income	$735	$629	$461	$594
Income from continuing operations	$498	$429	$329	$380
Discontinued operations, net of tax	$(3)	$—	$2	$1
Net income attributable to the Company	$482	$419	$323	$375
Basic Per Share Data:
Continuing operations	$0.90	$0.78	$0.61	$0.72
Discontinued operations, net of tax	$(0.01)	$—	$—	$—
Net income attributable to the Company	$0.89	$0.78	$0.61	$0.72
Diluted Per Share Data:
Continuing operations	$0.89	$0.77	$0.60	$0.71
Discontinued operations, net of tax	$(0.01)	$—	$0.01	$—
Net income attributable to the Company	$0.88	$0.77	$0.61	$0.71
Dividends Paid Per Share	$0.28	$0.28	$0.31	$0.31
As of February 16th, 2017, there were 5,718 stockholders of record.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

(b)	Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Marsh & McLennan Companies, Inc.
New York, New York
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2017

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
None.

PART III
Item 10.      Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2017 Proxy Statement.
The executive officers of the Company are Peter J. Beshar, John Q. Doyle, E. Scott Gilbert, Daniel S. Glaser, Laurie Ledford, Scott McDonald, Mark C. McGivney, Julio A. Portalatin and Peter Zaffino. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2017 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee", "Additional Information—Transactions with Management and Others" and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.      Executive Compensation.
The information set forth in the sections "Board of Directors and Committees—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2017 Proxy Statement is incorporated herein by reference.
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2017 Proxy Statement is incorporated herein by reference.
Item 13.      Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2017 Proxy Statement is incorporated herein by reference.
Item 14.      Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2017 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.      Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2016
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2016
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2016 and 2015
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

(3.1)	Restated Certificate of Incorporation of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2008)

(3.2)	Amended and Restated By-Laws of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated January 12, 2017)

(4.1)
Indenture dated as of June 14, 1999 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)
Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.3)
Indenture dated as of March 19, 2002 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.4)
Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.5)
First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.6)
Form of Second Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2012)

(4.7)
Form of Third Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 24, 2013)

(4.8)
Form of Fourth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2014)

(4.9)
Form of Fifth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 10, 2014)

(4.10)
Sixth Supplemental Indenture, dated as of March 6, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(4.11)
Seventh Supplemental Indenture, dated as of September 14, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on September 14, 2015)

(4.12)
Eighth Supplemental Indenture, dated as of March 14, 2016, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 2, 2016)

(4.13)	Ninth Supplemental Indenture, dated as of January 12, 2017, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee

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

(10.15)
*Form of 2010 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(10.16)
*Form of 2011 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(10.17)
*Form of 2011 Long-term Incentive Award dated as of June 1, 2011 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

(10.18)
*Form of 2012 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.19)
*Form of 2013 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.20)
*Form of 2014 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.21)
*Form of 2015 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.22)
*Form of 2016 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

(10.23)
*Form of Deferred Stock Unit Award, dated as of February 24, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.24)
*Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.25)
*Form of Deferred Stock Unit Award, dated as of March 1, 2014, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.26)
*Form of Deferred Stock Unit Award, dated as of March 1, 2015, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.27)
*Form of Deferred Stock Unit Award, dated as of March 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

(10.28)
*Form of Restricted Stock Unit Awards, dated as of April 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.29)	*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)

(10.30)
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

(10.31)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.32)
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

(10.34)	*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012

(10.35)	*Marsh & McLennan Companies, Inc. Special Severance Pay Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

(10.36)
*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.37)	*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012

(10.38)	*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012

(10.39)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.40)
*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.41)	*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.42)
*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.43)
*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.44)
*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.45)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.46)
*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.47)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.48)
*Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.49)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.50)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.51)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.52)
*Waiver and Release Agreement, dated April 5, 2016, between Marsh & McLennan Companies, Inc. and J. Michael Bischoff (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.53)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.54)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.55)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.56)
*Letter Agreement, effective as of May 18, 2016, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.57)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.58)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.59)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.60)
*Letter Agreement, effective as of May 18, 2016, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.61)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.62)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.63)
*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(10.64)
*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(12.1)	Statement Re: Computation of Ratio of Earnings to Fixed Charges

(14.1)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21.1)	List of Subsidiaries of Marsh & McLennan Companies, Inc. (as of February 17, 2017)

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.1)	Power of Attorney (included on signature page)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Item 16.      Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 24, 2017	By	/S/ DANIEL S. GLASER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 24th day of February, 2017.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 24, 2017

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 24, 2017

/S/ ROBERT J. RAPPORT Robert J. Rapport	Senior Vice President & Controller (Chief Accounting Officer)	February 24, 2017

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 24, 2017

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 24, 2017

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 24, 2017

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 24, 2017

/S/ ELAINE LA ROCHE Elaine La Roche	Director	February 24, 2017

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 24, 2017

Name	Title	Date

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 24, 2017

/S/ MARC D. OKEN Marc D. Oken	Director	February 24, 2017

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 24, 2017

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 24, 2017

/S/ R. DAVID YOST R. David Yost	Director	February 24, 2017