Form 10-Q
period 2017-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2017-04-28
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
_____________________________________________
Marsh & McLennan Companies, Inc.
1166 Avenue of the Americas
New York, New York 10036
(212) 345-5000
_____________________________________________
Commission file number 1-5998
State of Incorporation: Delaware
I.R.S. Employer Identification No. 36-2668272
_____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 25, 2017, there were outstanding 514,159,981 shares of common stock, par value $1.00 per share, of the registrant.

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
Factors that could materially affect our future results include, among other things: our exposure to potential civil damages, criminal penalties or other consequences, such as reputational impact, if we fail to comply with applicable U.S. and non-U.S. laws and regulations, including in connection with the U.K. Financial Conduct Authority's ongoing investigation into the aviation insurance and reinsurance sector; our exposure to potential liabilities, including reputational impact, arising from errors and omissions, breach of fiduciary duty and similar claims against us; our organization's ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the volume of third party vendors we use; our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise; our ability to compete effectively and adapt to changes in the competitive environment, including to respond to disintermediation, pricing pressures and technological and other types of innovation; the impact of macroeconomic conditions, political events and market conditions on us, our clients and the industries in which we operate, including the effects of the decision in the U.K. to exit the E.U. and the potential for a move towards protectionist laws and business practices; the financial and operational impact of complying with laws and regulations where we operate, including the E.U.’s General Data Protection Regulation; our ability to incentivize and retain key employees; the effect of our global pension obligations on our financial position, earnings and cash flows and the impact of low interest rates on those obligations; the impact on our competitive position of our tax rate relative to our competitors; the impact of fluctuations in foreign exchange, interest rates and securities markets on our results; and the impact of changes in accounting rules or in our accounting estimates or assumptions.
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
Further information concerning Marsh & McLennan Companies and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section and in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our most recently filed Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
Revenue	$3,503	$3,336
Expense:
Compensation and benefits	1,945	1,854
Other operating expenses	749	749
Operating expenses	2,694	2,603
Operating income	809	733
Interest income	2	2
Interest expense	(58)	(46)
Investment income (loss)	—	(3)
Income before income taxes	753	686
Income tax expense	175	196
Net income before non-controlling interests	578	490
Less: Net income attributable to non-controlling interests	9	9
Net income attributable to the Company	$569	$481
Net Income Per Share Attributable to the Company:
Basic	$1.10	$0.92
Diluted	$1.09	$0.91
Average number of shares outstanding:
Basic	515	521
Diluted	522	526
Shares outstanding at March 31,	515	521
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net income before non-controlling interests	$578	$490
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	235	13
Unrealized investment gains (losses)	(5)	—
Gain related to pension/post-retirement plans	33	138
Other comprehensive income, before tax	263	151
Income tax expense on other comprehensive income	7	28
Other comprehensive income, net of tax	256	123
Comprehensive income	834	613
Less: comprehensive income attributable to non-controlling interest	9	9
Comprehensive income attributable to the Company	$825	$604
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$930	$1,026
Receivables
Commissions and fees	3,564	3,370
Advanced premiums and claims	53	83
Other	278	286
	3,895	3,739
Less-allowance for doubtful accounts and cancellations	(100)	(96)
Net receivables	3,795	3,643
Other current assets	256	215
Total current assets	4,981	4,884
Goodwill	8,769	8,369
Other intangible assets	1,291	1,126
Fixed assets (net of accumulated depreciation and amortization of $1,729 at March 31, 2017 and $1,683 at December 31, 2016)	722	725
Pension related assets	872	776
Deferred tax assets	1,009	1,097
Other assets	1,325	1,213
	$18,969	$18,190
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions, except share amounts)	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$412	$312
Accounts payable and accrued liabilities	2,033	1,969
Accrued compensation and employee benefits	765	1,655
Accrued income taxes	202	146
Dividends payable	176	—
Total current liabilities	3,588	4,082
Fiduciary liabilities	4,601	4,241
Less – cash and investments held in a fiduciary capacity	(4,601)	(4,241)
	—	—
Long-term debt	5,479	4,495
Pension, post-retirement and post-employment benefits	2,025	2,076
Liabilities for errors and omissions	300	308
Other liabilities	958	957
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at March 31, 2017
and December 31, 2016	561	561
Additional paid-in capital	733	842
Retained earnings	12,606	12,388
Accumulated other comprehensive loss	(4,837)	(5,093)
Non-controlling interests	87	80
	9,150	8,778
Less – treasury shares, at cost, 45,617,551 shares at March 31, 2017
and 46,150,415 shares at December 31, 2016	(2,531)	(2,506)
Total equity	6,619	6,272
	$18,969	$18,190
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions)	2017	2016
Operating cash flows:
Net income before non-controlling interests	$578	$490
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	80	78
Amortization of intangible assets	40	33
Adjustments and payments related to contingent consideration liability	(20)	1
Provision for deferred income taxes	25	22
Loss on investments	—	3
Loss on disposition of assets	6	2
Share-based compensation expense	42	31
Changes in assets and liabilities:
Net receivables	(146)	(175)
Other current assets	(43)	(34)
Other assets	(25)	2
Accounts payable and accrued liabilities	60	36
Accrued compensation and employee benefits	(888)	(931)
Accrued income taxes	56	(26)
Contributions to pension and other benefit plans in excess of current year expense/credit	(106)	(67)
Other liabilities	(46)	(71)
Effect of exchange rate changes	(12)	25
Net cash used for operations	(399)	(581)
Financing cash flows:
Purchase of treasury shares	(200)	(200)
Net increase in commercial paper	100	252
Proceeds from debt	987	347
Repayments of debt	(5)	(3)
Shares withheld for taxes on vested units – treasury shares	(48)	(37)
Issuance of common stock from treasury shares	73	92
Payments of deferred and contingent consideration for acquisitions	(34)	(39)
Distributions of non-controlling interests	(1)	(6)
Dividends paid	(175)	(161)
Net cash provided by financing activities	697	245
Investing cash flows:
Capital expenditures	(62)	(51)
Net sales (purchases) of long-term investments	11	(2)
Proceeds from sales of fixed assets	1	1
Acquisitions	(411)	(75)
Other, net	—	1
Net cash used for investing activities	(461)	(126)
Effect of exchange rate changes on cash and cash equivalents	67	6
Decrease in cash and cash equivalents	(96)	(456)
Cash and cash equivalents at beginning of period	1,026	1,374
Cash and cash equivalents at end of period	$930	$918
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$842	$861
Change in accrued stock compensation costs	(43)	(36)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact in 2016	(66)	(48)
Balance, end of period	$733	$777
RETAINED EARNINGS
Balance, beginning of year	$12,388	$11,302
Net income attributable to the Company	569	481
Dividend equivalents declared – (per share amounts: $0.68 in 2017 and $0.62 in 2016)	(1)	(1)
Dividends declared – (per share amounts: $0.68 in 2017 and $0.62 in 2016)	(350)	(322)
Balance, end of period	$12,606	$11,460
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(5,093)	$(4,220)
Other comprehensive income, net of tax	256	123
Balance, end of period	$(4,837)	$(4,097)
TREASURY SHARES
Balance, beginning of year	$(2,506)	$(1,991)
Issuance of shares under stock compensation plans and employee stock purchase plans	175	169
Purchase of treasury shares	(200)	(200)
Balance, end of period	$(2,531)	$(2,022)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$80	$89
Net income attributable to non-controlling interests	9	9
Distributions and other changes	(2)	(6)
Balance, end of period	$87	$92
TOTAL EQUITY	$6,619	$6,771
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     Nature of Operations
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company"), a global professional services firm, is organized based on the different services that it offers. Under this structure, the Company’s two segments are Risk and Insurance Services and Consulting.
The Risk and Insurance Services segment provides risk management services and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter.
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career. As of March 31, 2017, Mercer had assets under management of $177 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 7 to the consolidated financial statements.
2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three month periods ended March 31, 2017 and 2016.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $167 million, primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements.
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
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on the Company's investments in private equity funds. The Company recorded net investment income of less than $1 million for the three months ended March 31, 2017 compared to a net investment loss of $3 million for the same period in 2016.
Income Taxes
The Company's effective tax rate in the first quarter of 2017 was 23.3% compared with 28.6% in the first quarter of 2016. These rates reflect foreign operations which are taxed at rates below the U.S. statutory tax rate, including the effect of repatriation, as well as the impact of discrete tax matters such as changes in tax legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and, starting in 2017, excess tax benefits related to share-based compensation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from $65 million at December 31, 2016 to $66 million at March 31, 2017. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $7 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $8 million and $6 million for the three months ended March 31, 2017 and 2016, respectively. The Consulting segment recorded fiduciary interest income of $1 million in each of the three month periods ended March 31, 2017 and 2016. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.8 billion at March 31, 2017 and $7 billion at December 31, 2016. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
Diluted net income per share attributable to the Company and income from continuing operations per share are calculated by dividing the respective after-tax income attributable to common shares by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares. Reconciliations of the applicable components used to calculate basic and diluted EPS - Continuing operations are presented below. The reconciling items related to the EPS calculation of net income attributable to the Company are the same for both basic and diluted EPS.

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
Net income before non-controlling interests	$578	$490
Less: Net income attributable to non-controlling interests	9	9
Net income attributable to the Company	$569	$481
Basic weighted average common shares outstanding	515	521
Dilutive effect of potentially issuable common shares	7	5
Diluted weighted average common shares outstanding	522	526
Average stock price used to calculate common stock equivalents	$71.32	$55.86
There were 12.8 million and 14.6 million stock options outstanding as of March 31, 2017 and 2016, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2017 and 2016.

(In millions)	2017	2016
Assets acquired, excluding cash	$577	$105
Liabilities assumed	(76)	(4)
Contingent/deferred purchase consideration	(90)	(26)
Net cash outflow for acquisitions	$411	$75

(In millions)	2017	2016
Interest paid	$62	$58
Income taxes paid, net of refunds	$100	$187
The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $34 million for the three months ended March 31, 2017. This consisted of deferred purchase consideration related to prior years' acquisitions of $26 million and contingent consideration of $8 million. For the three months ended March 31, 2016, the Company paid deferred and contingent consideration of $39 million, consisting of deferred purchase consideration related to prior years' acquisitions of $25 million and contingent consideration of $14 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the three months ended March 31, 2017, the Company recorded a net credit for adjustments to acquisition related accounts of $16 million and contingent consideration payments of $4 million. For the three months ended March 31, 2016, the Company recorded a net charge for adjustments related to acquisition related accounts of $5 million and contingent consideration payments of $4 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $85 million and $67 million for the three months ended March 31, 2017 and 2016, respectively. The Company recorded stock-based compensation expense related to equity awards of $28 million and $20 million for the three-month periods ended March 31, 2017 and 2016, respectively.
Effective January 1, 2017, the Company adopted new accounting guidance related to share-based compensation, that requires companies to record excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement and classify excess tax benefits as an operating activity in the statement of cash flows. Prior to the adoption of this standard, the Company recorded excess tax benefits in equity in the consolidated balance sheet and as a financing activity in the consolidated statement of cash flows. For the three months ended March 31, 2017, the adoption of this new standard reduced income tax expense in the consolidated statement of income by approximately $44 million. For the three months ended March 31, 2016, the Company recorded an excess tax benefit of $18 million as an increase to equity in its consolidated balance sheet and an increase to cash provided by financing activities in the consolidated statement of cash flows.

6.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three-month periods ended March 31, 2017 and 2016, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of January 1, 2017	$19	$(3,232)	$(1,880)	$(5,093)
Other comprehensive income (loss) before reclassifications	(3)	(6)	235	226
Amounts reclassified from accumulated other comprehensive income	—	30	—	30
Net current period other comprehensive income (loss)	(3)	24	235	256
Balance as of March 31, 2017	$16	$(3,208)	$(1,645)	$(4,837)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of January 1, 2016	$6	$(3,124)	$(1,102)	$(4,220)
Other comprehensive income (loss) before reclassifications	—	80	13	93
Amounts reclassified from accumulated other comprehensive income	—	30	—	30
Net current period other comprehensive income (loss)	—	110	13	123
Balance as of March 31, 2016	$6	$(3,014)	$(1,089)	$(4,097)

The components of other comprehensive income (loss) for the three-month periods ended March 31, 2017 and 2016 are as follows:

Three Months Ended March 31,	2017			2016
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$235	$—	$235	$13	$—	$13
Unrealized investment gains	(5)	(2)	(3)	—	—	—
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service cost (a)	—	—	—	1	—	1
Net actuarial losses (a)	40	10	30	41	12	29
Subtotal	40	10	30	42	12	30
Effect of remeasurement	9	2	7	(1)	—	(1)
Effect of curtailment	(1)	—	(1)	—	—	—
Effect of settlement	1	—	1	1	—	1
Foreign currency translation (losses) gains	(15)	(3)	(12)	97	16	81
Other	(1)	—	(1)	(1)	—	(1)
Pension/post-retirement plans gains	33	9	24	138	28	110
Other comprehensive income	$263	$7	$256	$151	$28	$123
(a) Components of net periodic pension cost are included in compensation and benefits in the consolidated statements of income. Income tax credits on prior service losses and net actuarial losses are included in income tax expense.

7.     Acquisitions
The Company’s acquisitions have been accounted for as business combinations. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective purchase closing dates. In connection with acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer lists, developed technology, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. Until final valuations are complete, any change in assumptions could affect the carrying value of tangible assets, goodwill and identifiable intangible assests.
The Risk and Insurance Services segment completed four acquisitions during the first three months of 2017.

•
January – Marsh & McLennan Agency ("MMA") acquired J. Smith Lanier & Co. ("JSL"), one of the nation’s largest privately held insurance brokerage firms providing insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S.

•	February – MMA acquired iaConsulting Services, a Texas-based employee benefits consulting firm.

•	March – MMA acquired Blakestad, Inc., a Minnesota-based private client and commercial lines insurance agency, and RJF Financial Services, a Minnesota-based retirement advisory firm.
Total purchase consideration for acquisitions made during the first three months of 2017 was $509 million, which consisted of cash paid of $419 million and deferred purchase and estimated contingent consideration of $90 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue and EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $26 million of deferred purchase consideration and $12 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2017 based on their fair values:

For the Three Months Ended March 31, 2017
(In millions)
Cash	$419
Estimated fair value of deferred/contingent consideration	90
Total Consideration	$509
Allocation of purchase price:
Cash and cash equivalents	$8
Accounts receivable, net	7
Property, plant, and equipment	3
Other intangible assets	204
Goodwill	363
Total assets acquired	585
Current liabilities	4
Other liabilities	72
Total liabilities assumed	76
Net assets acquired	$509
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period after the acquisition date. The following chart provides information about other intangible assets acquired during 2017:

	Amount	Weighted Average Amortization Period
Client relationships	$204	10 years

Prior-Year Acquisitions
The Risk and Insurance Services segment completed nine acquisitions during 2016.

•
February – MMA acquired The Celedinas Agency, Inc., a Florida-based brokerage firm providing property and casualty and marine insurance as well as employee benefits services, and Aviation Solutions, LLC, a Missouri-based aviation risk advisor and insurance broker.

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

Total purchase consideration for acquisitions made during the first three months of 2016 was $103 million, which consisted of cash paid of $77 million and deferred purchase and estimated contingent consideration of $26 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over three years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first three months of 2016, the Company also paid $25 million of deferred purchase consideration and $18 million of contingent consideration related to acquisitions made in prior years.

Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2017 and 2016. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2016 and reflects acquisitions made in 2016 as if they occurred on January 1, 2015. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2017	2016
Revenue	$3,515	$3,460
Net income attributable to the Company	$568	$481
Basic net income per share attributable to the Company	$1.10	$0.92
Diluted net income per share attributable to the Company	$1.09	$0.91
The consolidated statement of income includes the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three month period ended March 31, 2017 include approximately $28 million of revenue and $10 million of operating income related to acquisitions made in 2017.
Acquisition-related expenses incurred in the first three months of 2017 were less than $1 million.
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
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions)	2017	2016
Balance as of January 1, as reported	$8,369	$7,889
Goodwill acquired	363	61
Other adjustments(a)	37	—
Balance at March 31,	$8,769	$7,950

(a)	The increase in 2017 primarily reflects the impact of foreign exchange.
Goodwill allocable to the Company’s reportable segments at March 31, 2017 is as follows: Risk and Insurance Services, $6.3 billion and Consulting, $2.5 billion.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

The gross cost and accumulated amortization at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017			December 31, 2016
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,591	$422	$1,169	$1,390	$392	$998
Other (a)	205	83	122	204	76	128
Amortized intangibles	$1,796	$505	$1,291	$1,594	$468	$1,126
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2017 and 2016 was $40 million and $33 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2017 (excludes amortization through March 31, 2017)	$126
2018	161
2019	153
2020	135
2021	129
Subsequent years	587
$1,291
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
Contingent Purchase Consideration Liability – Level 3
Purchase consideration for some acquisitions made by the Company includes contingent consideration arrangements. These arrangements typically provide for the payment of additional consideration if earnings or revenue targets are met over periods from two to four years. The fair value of contingent consideration is estimated as the present value of future cash flows resulting from the projected revenue and earnings and related targets of the acquired entities.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/17	12/31/16	03/31/17	12/31/16	03/31/17	12/31/16	03/31/17	12/31/16
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$83	$89	$—	$—	$—	$—	$83	$89
Mutual funds(a)	134	141	—	—	—	—	134	141
Money market funds(b)	24	22	—	—	—	—	24	22
Total assets measured at fair value	$241	$252	$—	$—	$—	$—	$241	$252
Fiduciary Assets:
Money market funds	$28	$90	$—	$—	$—	$—	$28	$90
Total fiduciary assets measured at fair value	$28	$90	$—	$—	$—	$—	$28	$90
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$247	$241	$247	$241
Total liabilities measured at fair value	$—	$—	$—	$—	$247	$241	$247	$241

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the three-month period ended March 31, 2017, there were no assets or liabilities that were transferred between any of the levels.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of March 31, 2017 and 2016 that represent contingent consideration related to acquisitions:

(In millions)	2017	2016
Balance at January 1,	$241	$309
Additions	34	8
Payments	(12)	(18)
Revaluation Impact	(16)	5
Other (a)	—	(2)
Balance at March 31,	$247	$302
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and EBITDA for the acquired entities in relation to the established targets and are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net decrease in the estimated fair value of such liabilities for prior-period acquisitions of $16 million in the three-month period ended March 31, 2017. A 5% increase in the above mentioned projections would increase the liability by approximately $22 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $22 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $426 million and $389 million at March 31, 2017 and December 31, 2016, respectively.
Private Equity Investments
The Company's investments in private equity investments were $72 million and $79 million at March 31, 2017 and December 31, 2016, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets.
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of March 31, 2017, the carrying value of the Company’s investment in Alexander Forbes was approximately $289 million. As of March 31, 2017, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the March 31, 2017 closing share price of 6.43 South African Rand per share, was approximately $229 million. During the first three months of 2017, the shares closed between 6.38 Rand (in late March) and 7.89 Rand (in early January). The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
The Company’s investment in Alexander Forbes and its other equity investments in private insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments on a one quarter lag basis.
Benefitfocus: On February 24, 2015, the Company purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. Until December 31, 2016, the Company accounted for this investment under the cost method of accounting as the shares purchased were categorized as restricted. Effective December 31, 2016, these shares were no longer considered restricted for the purpose of determining if they are marketable securities under GAAP, and are now accounted for as available for sale securities and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ as of March 31, 2017 was approximately $79 million. During the first quarter of 2017 an unrealized loss related to these shares of approximately $5 million was recorded in other comprehensive income.
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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at March 31, 2017, the actual allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income. The target asset allocation for the Company's U.K. Plans, which comprise approximately 81% of non-U.S. Plan assets at December 31, 2016, was 48% equities and equity alternatives and 52% fixed income. At March 31, 2017, the actual allocation for the U.K. Plans was 47% equities and equity alternatives and 53% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions)	2017	2016	2017	2016
Service cost	$18	$44	$—	$—
Interest cost	122	137	1	2
Expected return on plan assets	(224)	(241)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial loss (gain)	40	42	—	(1)
Net periodic benefit (credit) cost	$(44)	$(18)	$2	$2
Curtailment gain	(1)	—	—	—
Settlement loss	1	—	—	—
Total (credit) cost	$(44)	$(18)	$2	$2

U.S. Plans only	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions)	2017	2016	2017	2016
Service cost	$—	$26	$—	$—
Interest cost	66	66	—	1
Expected return on plan assets	(89)	(95)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial loss (gain)	9	18	—	(1)
Net periodic benefit (credit) cost	$(14)	$15	$1	$1
In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s current matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. In addition, the U.S. qualified plans were merged effective December 30, 2016.

Significant non-U.S. Plans only	Pension		Post-retirement
For the Three Months Ended March 31,	Benefits		Benefits
(In millions)	2017	2016	2017	2016
Service cost	$18	$18	$—	$—
Interest cost	56	71	1	1
Expected return on plan assets	(135)	(146)	—	—
Recognized actuarial loss	31	24	—	—
Net periodic benefit (credit) cost	$(30)	$(33)	$1	$1
Curtailment gain	(1)	—	—	—
Settlement loss	1	—	—	—
Total (credit) cost	$(30)	$(33)	$1	$1
In March 2017, the Company modified its defined benefit pension plans in Canada to discontinue further benefit accruals for participants after December 31, 2017 and replaced it with a defined contribution arrangement. The Company also amended its post-retirement benefits plan in Canada so that individuals who retire after April 1, 2019 will not be eligible to participate, except in certain situations. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date.
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
March 31,	2017	2016	2017	2016
Weighted average assumptions:
Expected return on plan assets	6.64%	7.07%	—	—
Discount rate	3.40%	4.11%	3.64%	4.12%
Rate of compensation increase*	1.77%	2.44%	—	—
*The 2017 assumption does not include a rate of compensation increase for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016.
The Company made approximately $56 million of contributions to its U.S. and non-U.S. defined benefit plans in the first three months of 2017. The Company expects to contribute approximately $200 million to its U.S. pension and non-U.S. pension plans during the remainder of 2017.
Defined Contribution Pans
The Company maintains certain defined contribution plans for its employees, the most significant being in the U.S. and the U.K. The cost of these U.S. and U.K. defined contribution plans was $54 million and $40 million for the three months ended March 31, 2017 and 2016, respectively.

11.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2017	December 31, 2016
Short-term:
Commercial paper	$150	$50
Current portion of long-term debt	262	262
	412	312
Long-term:
Senior notes – 2.30% due 2017 (a)	250	250
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	299	299
Senior notes – 2.35% due 2020	497	497
Senior notes – 4.80% due 2021	498	498
Senior notes – 2.75% due 2022	496	—
Senior notes – 3.30% due 2023	347	347
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	596	596
Senior notes – 3.50% due 2025	495	495
Senior notes – 3.75% due 2026	596	596
Senior notes – 5.875% due 2033	297	297
Senior notes – 4.35% due 2047	492	—
Mortgage – 5.70% due 2035	379	382
Other	2	3
	5,741	4,757
Less current portion	262	262
	$5,479	$4,495
(a) Repaid on April 1, 2017.
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $150 million of commercial paper outstanding at March 31, 2017 at an effective interest rate of 1.28%.
In January 2017, the Company issued $500 million of 2.75% senior notes due 2022 and $500 million of 4.35% senior notes due 2047. The Company used the net proceeds for general corporate purposes, including the repayment of a $250 million debt maturity in April 2017.
In March 2016, the Company issued $350 million of 3.30% seven-year senior notes. The Company used the net proceeds for general corporate purposes.
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2017.
The Company has a $150 million uncommitted bank credit line. There were no borrowings under this facility at March 31, 2017.

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

	March 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$412	$412	$312	$313
Long-term debt	$5,479	$5,658	$4,495	$4,625
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
12.    Restructuring Costs
The Company recorded total restructuring costs of $9 million in the first three months of 2017, primarily for severance and future rent under non-cancelable leases. These costs were incurred in Risk and Insurance Services ($4 million), Consulting ($3 million) and Corporate ($2 million).
Details of the restructuring activity from January 1, 2016 through March 31, 2017, which includes liabilities from actions prior to 2017, are as follows:

(In millions)	Liability at 1/1/16	Amounts Accrued	Cash Paid	Other	Liability at 12/31/16	Amounts Accrued	Cash Paid	Other	Liability at 3/31/17
Severance	$15	$40	$(22)	$(1)	$32	$5	$(21)	$(1)	$15
Future rent under non-cancelable leases and other costs	78	4	(17)	(4)	61	4	(4)	(2)	59
Total	$93	$44	$(39)	$(5)	$93	$9	$(25)	$(3)	$74
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable and accrued liabilities, other liabilities or accrued compensation and employee benefits, depending on the nature of the items.
13.    Common Stock
During the first three months of 2017, the Company repurchased approximately 2.7 million shares of its common stock for consideration of $200 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2017, the Company remained authorized to repurchase up to approximately $2.2 billion in shares of its common stock. There is no time limit on the authorization. During the first three months of 2016, the Company repurchased approximately 3.5 million shares of its common stock for consideration of $200 million.

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
The U.K. Financial Conduct Authority (the “FCA”) recently launched a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA conducted an on-site inspection on April 4, 2017 at the London office of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited and others have been sharing competitively sensitive information within the aviation insurance and reinsurance sector. We are cooperating fully with the FCA’s ongoing investigation and are conducting our own review with the assistance of outside counsel. As the FCA’s investigation is at an early stage, we are unable to predict the timing or ultimate impact of this matter at this time.
In the ordinary course of business, the Company is subject to other investigations, subpoenas, lawsuits and other regulatory actions undertaken by governmental authorities. For example, the FCA is conducting a market study of the U.K. asset management industry, which includes asset managers and investment consultants such as Mercer. In November 2016, the FCA published an interim report which contains preliminary findings relating to the investment consulting industry and a provisional reference to the U.K. Competition & Markets Authority for a market investigation.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2017, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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

* * * *

The pending proceedings described above and other matters not explicitly described in this Note 14 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages, fines, penalties or other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20 (Contingencies - Loss Contingencies). Except as described above, the Company is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.
15.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s segments are:

▪	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and

▪	Consulting, comprising Mercer and Oliver Wyman Group.
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2016 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three month period ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Operating Income (Loss)
2017–
Risk and Insurance Services	$1,989	(a)	$613
Consulting	1,526	(b)	241
Total Operating Segments	3,515		854
Corporate / Eliminations	(12)		(45)
Total Consolidated	$3,503		$809
2016–
Risk and Insurance Services	$1,868	(a)	$535
Consulting	1,478	(b)	245
Total Operating Segments	3,346		780
Corporate / Eliminations	(10)		(47)
Total Consolidated	$3,336		$733

(a)
Includes inter-segment revenue of $1 million in 2016, interest income on fiduciary funds of $8 million and $6 million in 2017 and 2016, respectively, and equity method income of $2 million in 2017 and $1 million in 2016, respectively.

(b)
Includes inter-segment revenue of $12 million and $9 million in 2017 and 2016, respectively, interest income on fiduciary funds of $1 million in both 2017 and 2016, and equity method income of $4 million in both 2017 and 2016.

Details of operating segment revenue for the three month period ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Risk and Insurance Services
Marsh	$1,602	$1,493
Guy Carpenter	387	375
Total Risk and Insurance Services	1,989	1,868
Consulting
Mercer	1,077	1,039
Oliver Wyman Group	449	439
Total Consulting	1,526	1,478
Total Operating Segments	3,515	3,346
Corporate / Eliminations	(12)	(10)
Total	$3,503	$3,336
16.    New Accounting Guidance
In March 2017, the FASB issued new guidance to improve the presentation of net periodic pension cost and net periodic postretirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. In addition, only the service cost component is eligible for capitalization, when applicable. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs, and prospective application for the capitalization of the service cost component. The adoption of this guidance will impact the presentation of the Company's results of operations, in particular, reducing net operating income, but will have no impact on the Company's net income.
In January 2017, the FASB issued new guidance to simplify the test for goodwill impairment. The new guidance eliminates the second step in the current two-step goodwill impairment process, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill for that reporting unit. The new guidance requires a one-step impairment test, in which the goodwill impairment charge is based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance should be applied on a prospective basis with the nature of and reason for the change in accounting principle disclosed upon transition. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.
In January 2017, the FASB issued guidance which clarifies the definition of a business in order to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted under certain circumstances and the guidance must be applied prospectively as of the beginning of the period of adoption. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its financial position or results of operations.
In November 2016, the FASB issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated balance sheets or consolidated statement of cash flows.
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
In August 2016, the FASB issued new guidance which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including cash payments for debt prepayments or debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented unless retrospective application is impracticable. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its statement of cash flows.
In February 2016, the FASB issued new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets ("lessor") leased by the lessee will remain largely unchanged from current GAAP. However, the guidance contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The new guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted. The Company is currently evaluating the impact the adoption of the guidance will have on its financial position and results of operations, but expects material "right to use" assets and lease liabilities to be recorded on its consolidated balance sheets.
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
The Company continues to evaluate the impact of the standard on our Risk and Insurance Services ("RIS") segment. Based on the results of the review to date, the Company expects there will be some movement in the timing of revenue recognition between quarterly and annual periods. However, since the vast majority of our brokerage arrangements involve contracts that cover a single year of placements, on a year over year basis, the Company does not believe there will be a significant change to the amount of revenue recognized in an annual period.
The Company's initial review and preliminary conclusions for the Consulting segment indicate the impact on the existing pattern of revenue recognition in quarterly or annual periods will be less significant than for RIS. The conclusions will be completed following a final review of customer arrangement legal terms and conditions in certain non-U.S. locations.
The Company expects that certain costs that are currently expensed under GAAP will be capitalized as costs to obtain or costs to fulfill customer contracts under guidance issued as part of the revenue recognition standard. Any capitalized costs would be amortized on a basis consistent with the transfer of services to which they relate. Such expenses related to Risk and Insurance Services would generally be "amortized" over a period of one year or less. The Company is continuing to quantify the amount of such costs that must be deferred. In the Consulting segment, certain expenses that are currently deferred may have a longer amortization period to reflect the amortization over the expected life of the contract including anticipated renewal periods.
The Company has not yet quantified the impact of the changes discussed above.
New Accounting Pronouncements Recently Adopted
In October 2016, the FASB issued new guidance which changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the new guidance requires that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interest in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The adoption of this guidance did not have a significant impact on its financial position, results of operations and statement of cash flows.
In April 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance requires that companies record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement and classify excess tax benefits as an operating activity in the statement of cash flows. The Company adopted this new guidance prospectively, effective January 1, 2017 and prior periods have not been adjusted. For the three months ended March 31, 2017, the adoption of this new standard reduced income tax expense in the consolidated statement of income by approximately $44 million. For the three months ended March 31, 2016, the Company recorded an excess tax benefit of $18 million as an increase to equity in its consolidated balance sheet and an increase to cash provided by financing activities in the consolidated statement of cash flows.
In March 2016, the FASB issued new guidance which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The new guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The guidance was adopted on January 1, 2017 and did not have an impact on the Company's financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy and people. It is the parent company of a number of leading risk advisors and specialty consultants, including: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and Investment related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With more than 60,000 employees worldwide and annual revenue of more than $13 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
The Company operates through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.

•
Consulting includes wealth, health and career consulting services and products, and specialized management, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.

Effective January 1, 2017, Mercer established a Wealth business reflecting a unified client strategy for its former Retirement and Investments businesses. Wealth is comprised of two practices, Defined Benefit Consulting & Administration (DBA), and Investment Management & Related Services (IMS). DBA encompasses mature businesses primarily in defined benefit and actuarial consulting, along with defined benefit administration. IMS includes businesses primarily in delegated solutions, defined contribution related investment services, and financial wellness. Among the changes, defined benefit investment consulting, previously reported in the Investments business, will now be included in Defined Benefit Consulting & Administration. Revenue information will be reported for these two practices to provide investors better insight into the underlying growth dynamics within Wealth. This change has no impact on previously reported Mercer total revenue, Consulting segment revenue or operating income, or consolidated revenue or financial results. In addition, moving forward the Company will refer to the Talent business as Career.
A reconciliation of segment operating income to total operating income is included in Note 15 to the consolidated financial statements included in Part I Item 1 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share figures)	2017	2016
Revenue	$3,503	$3,336
Expense:
Compensation and Benefits	1,945	1,854
Other Operating Expenses	749	749
Operating Expenses	2,694	2,603
Operating Income	$809	$733
Net income before non-controlling interests	$578	$490
Net Income Attributable to the Company	$569	$481
Net Income Per Share Attributable to the Company:
Basic	$1.10	$0.92
Diluted	$1.09	$0.91
Average Number of Shares Outstanding:
Basic	515	521
Diluted	522	526
Shares Outstanding at March 31	515	521
The Company's consolidated operating income of $809 million in the first quarter of 2017 increased 10% as compared to the prior year. This reflects the impact of a 5% increase in revenue and a 4% increase in expense. Revenue increased 6% in Risk and Insurance Services and 3% in Consulting as compared to last year. The increase in expenses primarily reflects higher base salaries, offset by credits recorded in the first quarter of 2017 for contingent consideration related to acquisitions.
Income from continuing operations increased 18% to $578 million primarily due to the combined effects of the increase in operating income discussed above, and the impact of a credit to income tax expense related to the required change in accounting for share based awards, partially offset by higher interest expense. Diluted net income per share from continuing operations increased 20% to $1.09, compared to $0.91 last year, reflecting an $88 million increase in net income attributable to the Company as well as a 1% decrease in the average number of diluted shares outstanding. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters. In addition, in accordance with the change in accounting for stock compensation, the excess tax benefits for unvested shares and unexercised stock options are no longer included in the calculation of common stock equivalents ("CSE's") under the Treasury stock method. This had the effect of increasing CSE's by approximately 1.8 million shares.

Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in more than 130 countries. As a result, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment was as follows:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Risk and Insurance Services
Marsh	$1,596	$1,488	7%	(1)%	4%	5%
Guy Carpenter	385	374	3%	(1)%	—	4%
Subtotal	1,981	1,862	6%	(1)%	3%	5%
Fiduciary Interest Income	8	6
Total Risk and Insurance Services	1,989	1,868	6%	(1)%	3%	5%
Consulting
Mercer	1,077	1,039	4%	(2)%	2%	3%
Oliver Wyman Group	449	439	2%	(2)%	—	4%
Total Consulting	1,526	1,478	3%	(2)%	2%	3%
Corporate / Eliminations	(12)	(10)
Total Revenue	$3,503	$3,336	5%	(1)%	2%	4%

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Marsh:
EMEA	$589	$570	3%	(4)%	5%	3%
Asia Pacific	152	146	4%	1%	(8)%	11%
Latin America	80	71	13%	1%	5%	7%
Total International	821	787	4%	(3)%	2%	5%
U.S. / Canada	775	701	10%	—	5%	5%
Total Marsh	$1,596	$1,488	7%	(1)%	4%	5%
Mercer:
Defined Benefit Consulting & Administration	$334	$361	(8)%	(4)%	(4)%	—
Investment Management & Related Services	186	147	26%	1%	16%	9%
Total Wealth	520	508	2%	(2)%	2%	3%
Health	415	400	4%	(1)%	2%	2%
Career	142	131	9%	(1)%	3%	7%
Total Mercer	$1,077	$1,039	4%	(2)%	2%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

Effective January 1, 2017, Mercer established a Wealth business reflecting a unified client strategy for its former Retirement and Investments businesses. The 2016 information in the chart above has been conformed to the current presentation.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the first quarter of 2017 was $3.5 billion, an increase of 5%, or 4% on an underlying basis. The increase of 2% from the impact of acquisitions was offset by a decrease of 1% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the first quarter of 2017 was $2.0 billion, an increase of 6% from the same period last year and 5% on an underlying basis. Consulting revenue of $1.5 billion in the first quarter of 2017 increased 3% on both a reported and underlying basis.
Operating Expense
Consolidated operating expense in the first quarter increased 3% compared with the same period last year, reflecting a 2% increase on an underlying basis and a 3% increase from acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. The increase in underlying expenses is due primarily to higher base salaries, partly offset by credits recorded in the first quarter of 2017 for contingent consideration related to acquisitions.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,
(In millions)	2017	2016
Revenue	$1,989	$1,868
Compensation and Benefits	980	921
Other Expenses	396	412
Expense	1,376	1,333
Operating Income	$613	$535
Operating Income Margin	30.8%	28.6%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2017 was $2.0 billion, an increase of 6% as compared to the same period last year, reflecting a 5% increase in underlying revenue, a 3% increase related to acquisitions, partially offset by a 1% decrease from the impact of foreign currency translation.
In Marsh, revenue in the first quarter of 2017 was $1.6 billion, an increase of 7% compared with the same quarter of the prior year, reflecting an increase in underlying revenue of 5%, a 4% increase from acquisitions, offset by a 1% decrease from the impact of foreign currency translation. International operations grew 5% on an underlying basis, with growth of 3% in EMEA, 11% in Asia Pacific, and 7% in Latin America. In U.S./Canada, underlying revenue increased 5% compared to prior year. Guy Carpenter's first quarter revenue increased 3%, reflecting an increase of 4% on an underlying basis partly offset by a 1% decrease from the impact of foreign currency translation.
Expense
Expenses in the Risk and Insurance Services segment increased 3% in the first quarter of 2017 compared with the same period last year, reflecting increases of 2% in underlying expenses and 4% related to acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salary and bonus, offset by credits recorded in the first quarter of 2017 for contingent consideration related to acquisitions.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,
(In millions)	2017	2016
Revenue	$1,526	$1,478
Compensation and Benefits	875	847
Other Expenses	410	386
Expense	1,285	1,233
Operating Income	$241	$245
Operating Income Margin	15.8%	16.6%
Revenue
Consulting revenue in the first quarter of 2017 increased 3% on a reported and underlying basis. The 2% increase related to acquisitions was offset by a 2% decrease from the impact of foreign currency translation.
Effective January 1, 2017, Mercer established a Wealth business reflecting a unified client strategy for its former Retirement and Investments businesses.
Mercer's revenue of approximately $1.1 billion increased 4% compared to the prior year, or 3% on an underlying basis. On an underlying basis, revenue in Wealth increased 3%, Health increased 2%, and Career increased 7%. Within Wealth, Investment Management & Related Services increased 9% and Defined Benefit Consulting & Administration was flat compared to the same period last year. Oliver Wyman's revenue increased 2% to $449 million in the first quarter of 2017 as compared to the same period last year, reflecting a 4% increase on an underlying basis partly offset by a decrease of 2% from the impact of foreign currency translation.
Expense
Consulting expenses in the first quarter of 2017 increased 4% as compared to the first quarter of 2016. This reflects an increase of 3% on an underlying basis and a 3% increase from acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. The underlying expense increase in the first quarter of 2017 was primarily due to higher base salaries.
Corporate and Other
Corporate expenses in the first quarter of 2017 were $45 million compared with $47 million in the prior year reflecting lower occupancy costs, partly offset by higher executive compensation costs.
Interest
Interest income earned on corporate funds was $2 million in both the first quarter of 2017 and the first quarter of 2016. Interest expense increased $12 million in the first quarter of 2017 compared to the same period last year primarily due to higher average debt outstanding in 2017.
Investment Income (Loss)
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds. The Company had an investment gain of less than $1 million in the first quarter of 2017 compared to an investment loss of $3 million in the first quarter of 2016.
Income Taxes
The Company's effective tax rate in the first quarter of 2017 was 23.3% compared to 28.6% in the first quarter of 2016. The rates reflect non-U.S. income taxed at rates below the U.S. statutory rate, including the effect of anticipated repatriation, as well as the impact of discrete tax matters such as changes in legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and, starting in 2017, excess tax benefits related to share-based compensation. Excluding excess tax benefits related to share based payments, the effective tax rate in the first quarter of 2017 was 29.1%.

The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits were earned outside the U.S. In 2017, the forecasted pre-tax income in the U.K., Barbados, Canada, Australia, Germany, and Ireland, is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 22%, 1%, 27%, 30%, 32%, and 13%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in one jurisdiction, generally, cannot offset earnings in another, and within certain jurisdictions profits and losses may not offset between entities. Consequently, losses in certain jurisdictions may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in the tax return. The Company's gross unrecognized tax benefits increased from $65 million at December 31, 2016 to $66 million at March 31, 2017. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by an amount between zero and approximately $7 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2016, the Company had approximately $850 million of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The $850 million of non-U.S. cash and cash equivalents considered permanently reinvested includes $153 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future. In the first three months of 2017, the Company recorded foreign currency translation adjustments which increased net equity by $235 million.
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
Operating Cash Flows
The Company used $399 million of cash from operations for the three months ended March 31, 2017, compared to $581 million used from operations for the same period in 2016. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first three months of 2017, the Company contributed $49 million to its non-U.S. defined benefit pension plans and $7 million to its U.S. pension plans. In the first three months of 2016, the Company contributed $44 million to its non-U.S. defined benefit pension plans and $7 million to its U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines.
The Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2016. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1 of each year. If the funding level on November 1 is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
The Company expects to fund an additional $175 million to its non-U.S. defined benefit plans over the remainder of 2017, comprising approximately $78 million to plans outside of the U.K. and $97 million to the U.K. plans. The Company also expects to fund an additional $25 million to its U.S. defined benefit plans during the remainder of 2017.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.
Changes in Pension Plans
The Company continues to manage the cost and assess the competitiveness of its benefits programs, and also to manage the risks related to its defined benefit pension plan liabilities. In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s current matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. As required under GAAP, the defined benefit plans that were significantly impacted by the modification were re-measured in October 2016 using market data and assumptions as of the modification date. The net periodic pension expense recognized in 2016 reflects the weighted average costs of the December 31, 2015 measurement and the October 2016 re-measurement. In addition, the U.S. qualified plans were merged effective December 30, 2016.
In March 2017, the Company modified its defined benefit pension plans in Canada to discontinue further benefit accruals for participants after December 31, 2017 and replaced it with a defined contribution arrangement. The Company also amended its post-retirement benefits plan in Canada so that individuals who retire after April 1, 2019 will not be eligible to participate, except in certain situations. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date.
Financing Cash Flows
Net cash provided by financing activities was $697 million for the period ended March 31, 2017, compared with $245 million net cash provided by such activities for the same period in 2016.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $150 million of commercial paper outstanding at March 31, 2017 at an effective interest rate of 1.28%.
In January 2017, the Company issued $500 million of 2.75% senior notes due in 2022 and $500 million of 4.35% senior notes due in 2047. The Company used the net proceeds for general corporate purposes, which included the repayment of $250 million of senior notes in April 2017.
In March 2016, the Company issued $350 million of 3.30% seven-year senior notes. The Company used the net proceeds for general corporate purposes.
Credit Facilities
The Company and certain of its subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2017.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.

Share Repurchases
In the first quarter of 2017, the Company repurchased 2.7 million shares of its common stock for total consideration of $200 million at an average price per share of $73.20. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of March 31, 2017, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $2.2 billion. There is no time limit on this authorization.
During the first three months of 2016, the Company repurchased approximately 3.5 million shares of its common stock for consideration of $200 million.
Contingent payments related to acquisitions
During the first three months of 2017, the Company paid $12 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $8 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $4 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $247 million for acquisitions completed in the first three months of 2017 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2017.
The Company paid deferred purchase consideration related to prior years' acquisitions of $26 million in the first three months of 2017. Remaining deferred cash payments of approximately $146 million for acquisitions completed in the first three months of 2017 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2017.
In the first three months of 2016, the Company paid $18 million of contingent payments related to acquisitions made in prior periods. Of this amount, $14 million was reported as financing cash flows and $4 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $175 million ($0.34 per share) during the first three months of 2017, as compared with $161 million ($0.31 per share) during the first three months of 2016.
Investing Cash Flows
Net cash used for investing activities amounted to $461 million in the first three months of 2017, compared with $126 million used during the same period in 2016.
The Company paid $411 million and $75 million, net of cash acquired, for acquisitions it made during the first three months of 2017 and 2016, respectively.
The Company used cash of $62 million to purchase fixed assets and capitalized software in the first three months of 2017, compared with $51 million in the first three months of 2016, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $65 million in five private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2017:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$150	$150	$—	$—	$—
Short-term debt	262	262	—	—	—
Long-term debt	5,517	—	1,076	1,029	3,412
Interest on long-term debt	2,067	211	401	345	1,110
Net operating leases	2,091	320	545	415	811
Service agreements	357	211	137	9	—
Other long-term obligations	428	190	179	54	5
Total	$10,872	$1,344	$2,338	$1,852	$5,338
The above does not include unrecognized tax benefits of $66 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $2 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 14 as the Company is unable to reasonably predict the timing of settlement of those liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $25 million and $175 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2017.
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
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2017
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$930
Fiduciary cash and investments	$4,601
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 8 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net period expense for 2017 are discussed in Note 8 to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management’s Discussion of Critical Accounting Policies-Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2016, the Company estimates net operating income would increase or decrease by approximately $50 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at March 31, 2017 hold constant throughout 2017, the Company estimates the year-over-year impact from conversion of foreign currency earnings will reduce full year net operating income by approximately $3 million.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds. Investments of approximately $100 million are classified as available for sale, which includes the Company's investment in Benefitfocus, approximately $21 million are accounted for using the cost method, and $426 million are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of March 31, 2017, the carrying value of the Company’s investment in Alexander Forbes was $289 million. As of March 31, 2017, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the March 31, 2017 closing share price of 6.43 South African Rand per share, was approximately $229 million. During the first three months of 2017, the shares closed between 6.38 Rand (in late March) and 7.89 Rand (in early January). The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 14 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements in this report.

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

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.
The U.K. Financial Conduct Authority (the “FCA”) recently launched a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA conducted an on-site inspection on April 4, 2017 at the London office of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited and others have been sharing competitively sensitive information within the aviation insurance and reinsurance sector. We are cooperating fully with the FCA’s ongoing investigation and are conducting our own review with the assistance of outside counsel. As the FCA’s investigation is at an early stage, we are unable to predict the timing or ultimate impact of this matter at this time.
We and our subsidiaries are party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters is set forth in Note 14 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 2.7 million shares of its common stock for $200 million during the first quarter of 2017. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2017, the Company remained authorized to repurchase up to approximately $2.2 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	—	$—	—	$2,440,752,101
February 1-28, 2017	1,211,405	$71.9118	1,211,405	$2,353,637,839
March 1-31, 2017	1,520,887	$74.2236	1,520,887	$2,240,752,145
Total	2,732,292	$73.1986	2,732,292	$2,240,752,145

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

Date:	April 28, 2017	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 28, 2017	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

3.1	Amended and Restated By-Laws of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated January 12, 2017)

4.1
Ninth Supplemental Indenture, dated as of January 12, 2017, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 24, 2017)

10.1	Form of Deferred Stock Unit Award, with grant dates from March 1, 2017 through February 1, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.2	Form of Restricted Stock Unit Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.3	Form of Performance Stock Unit Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.4	Form of Stock Option Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase