Form 10-Q
period 2017-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2017-07-28
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 25, 2017, there were outstanding 512,524,877 shares of common stock, par value $1.00 per share, of the registrant.

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
Factors that could materially affect our future results include, among other things: the impact of any investigations, reviews or other activity by regulatory or law enforcement authorities in the U.S., U.K. and other countries, including the U.K. Financial Conduct Authority's ongoing investigation into the aviation insurance and reinsurance sector; the impact from lawsuits, other contingent liabilities and loss contingencies arising from errors and omissions, breach of fiduciary duty and other claims against us; our ability to compete effectively and adapt to changes in the competitive environment, including to respond to disintermediation, pricing pressures and technological and other types of innovation; our exposure to potential civil damages, criminal penalties or other consequences, such as reputational impact, if we fail to comply with applicable U.S. and non-U.S. laws and regulations; our organization's ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the volume of third party vendors we use; our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise; the impact of macroeconomic conditions, political events and market conditions on us, our clients and the industries in which we operate; the financial and operational impact of complying with laws and regulations where we operate, including the E.U.’s General Data Protection Regulation; our ability to attract and retain key employees; the effect of our global pension obligations on our financial position, earnings and cash flows and the impact of low interest rates on those obligations; the impact on our competitive position of our tax rate relative to our competitors; the impact of fluctuations in foreign exchange, interest rates and securities markets on our results; and the impact of changes in accounting rules or in our accounting estimates or assumptions.
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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenue	$3,495	$3,376	$6,998	$6,712
Expense:
Compensation and benefits	1,935	1,872	3,880	3,726
Other operating expenses	796	778	1,545	1,527
Operating expenses	2,731	2,650	5,425	5,253
Operating income	764	726	1,573	1,459
Interest income	2	2	4	4
Interest expense	(60)	(48)	(118)	(94)
Investment income (loss)	5	1	5	(2)
Income before income taxes	711	681	1,464	1,367
Income tax expense	204	201	379	397
Net income before non-controlling interests	507	480	1,085	970
Less: Net income attributable to non-controlling interests	6	8	15	17
Net income attributable to the Company	$501	$472	$1,070	$953
Net Income Per Share Attributable to the Company:
Basic	$0.98	$0.91	$2.08	$1.83
Diluted	$0.96	$0.90	$2.05	$1.81
Average number of shares outstanding:
Basic	514	521	514	521
Diluted	520	525	521	526
Shares outstanding at June 30,	513	519	513	519
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income before non-controlling interests	$507	$480	$1,085	$970
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	290	(334)	525	(321)
Unrealized investment gains	24	—	19	—
(Loss) gain related to pension/post-retirement plans	(5)	163	28	301
Other comprehensive income (loss), before tax	309	(171)	572	(20)
Income tax expense on other comprehensive income	13	33	20	61
Other comprehensive income (loss), net of tax	296	(204)	552	(81)
Comprehensive income	803	276	1,637	889
Less: comprehensive income attributable to non-controlling interest	6	8	15	17
Comprehensive income attributable to the Company	$797	$268	$1,622	$872
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$966	$1,026
Receivables
Commissions and fees	3,740	3,370
Advanced premiums and claims	49	83
Other	298	286
	4,087	3,739
Less-allowance for doubtful accounts and cancellations	(103)	(96)
Net receivables	3,984	3,643
Other current assets	232	215
Total current assets	5,182	4,884
Goodwill	8,821	8,369
Other intangible assets	1,233	1,126
Fixed assets (net of accumulated depreciation and amortization of $1,758 at June 30, 2017 and $1,683 at December 31, 2016)	721	725
Pension related assets	981	776
Deferred tax assets	975	1,097
Other assets	1,529	1,213
	$19,442	$18,190
 The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$162	$312
Accounts payable and accrued liabilities	2,027	1,969
Accrued compensation and employee benefits	1,073	1,655
Accrued income taxes	193	146
Dividends payable	194	—
Total current liabilities	3,649	4,082
Fiduciary liabilities	5,039	4,241
Less – cash and investments held in a fiduciary capacity	(5,039)	(4,241)
	—	—
Long-term debt	5,479	4,495
Pension, post-retirement and post-employment benefits	1,986	2,076
Liabilities for errors and omissions	305	308
Other liabilities	949	957
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at June 30, 2017
and December 31, 2016	561	561
Additional paid-in capital	763	842
Retained earnings	12,915	12,388
Accumulated other comprehensive loss	(4,541)	(5,093)
Non-controlling interests	81	80
	9,779	8,778
Less – treasury shares, at cost, 47,837,649 shares at June 30, 2017
and 46,150,415 shares at December 31, 2016	(2,705)	(2,506)
Total equity	7,074	6,272
	$19,442	$18,190
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2017	2016
Operating cash flows:
Net income before non-controlling interests	$1,085	$970
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	156	154
Amortization of intangible assets	80	67
Adjustments and payments related to contingent consideration liability	(13)	(8)
Gain on deconsolidation of subsidiary	—	(12)
Provision for deferred income taxes	42	48
(Gain) loss on investments	(5)	2
Loss on disposition of assets	9	3
Share-based compensation expense	75	58
Changes in assets and liabilities:
Net receivables	(318)	(280)
Other current assets	(18)	(37)
Other assets	(34)	(1)
Accounts payable and accrued liabilities	52	(24)
Accrued compensation and employee benefits	(579)	(645)
Accrued income taxes	45	35
Contributions to pension and other benefit plans in excess of current year expense/credit	(214)	(139)
Other liabilities	9	(10)
Effect of exchange rate changes	(29)	48
Net cash provided by operations	343	229
Financing cash flows:
Purchase of treasury shares	(400)	(410)
Net increase in commercial paper	100	—
Proceeds from debt	987	347
Repayments of debt	(256)	(6)
Shares withheld for taxes on vested units – treasury shares	(48)	(38)
Issuance of common stock from treasury shares	94	131
Payments of deferred and contingent consideration for acquisitions	(97)	(63)
Distributions of non-controlling interests	(13)	(11)
Dividends paid	(351)	(326)
Net cash provided by (used for) financing activities	16	(376)
Investing cash flows:
Capital expenditures	(144)	(114)
Net sales (purchases) of long-term investments	12	(4)
Proceeds from sales of fixed assets	4	1
Acquisitions	(412)	(77)
Other, net	2	4
Net cash used for investing activities	(538)	(190)
Effect of exchange rate changes on cash and cash equivalents	119	(63)
Decrease in cash and cash equivalents	(60)	(400)
Cash and cash equivalents at beginning of period	1,026	1,374
Cash and cash equivalents at end of period	$966	$974
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$842	$861
Change in accrued stock compensation costs	(10)	(10)
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact in 2016	(69)	(62)
Balance, end of period	$763	$789
RETAINED EARNINGS
Balance, beginning of year	$12,388	$11,302
Net income attributable to the Company	1,070	953
Dividend equivalents declared – (per share amounts: $1.06 in 2017 and $0.96 in 2016)	(2)	(4)
Dividends declared – (per share amounts: $1.06 in 2017 and $0.96 in 2016)	(541)	(500)
Balance, end of period	$12,915	$11,751
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(5,093)	$(4,220)
Other comprehensive income (loss), net of tax	552	(81)
Balance, end of period	$(4,541)	$(4,301)
TREASURY SHARES
Balance, beginning of year	$(2,506)	$(1,991)
Issuance of shares under stock compensation plans and employee stock purchase plans	201	225
Purchase of treasury shares	(400)	(410)
Balance, end of period	$(2,705)	$(2,176)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$80	$89
Net income attributable to non-controlling interests	15	17
Deconsolidation of subsidiary	—	(14)
Distributions and other changes	(14)	(11)
Balance, end of period	$81	$81
TOTAL EQUITY	$7,074	$6,705
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
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career. As of June 30, 2017, Mercer had assets under delegated management of $191 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three and six month periods ended June 30, 2017 and 2016.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $172 million, primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements.
Investments
The Company holds investments in certain private equity funds. Investments in private equity funds are accounted for under the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for the Company's proportionate share of the change in fair value of the funds are recorded in earnings. Investments accounted for using the equity method of accounting are included in other assets in the consolidated balance sheets.
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on the Company's investments in private equity funds. The Company recorded net investment income of $5 million in the second quarter of 2017 compared to $1 million for the same period in 2016, and net investment income of $5 million compared to a net investment loss of $2 million for the six months ended June 30, 2017 and 2016, respectively.

Income Taxes
The Company's effective tax rate in the second quarter of 2017 was 28.6% compared with 29.5% in the second quarter of 2016. The effective tax rate for the first six months of 2017 and 2016 was 25.9% and 29.0%, respectively. The rates reflect foreign operations which are taxed at rates below the U.S. statutory tax rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and, starting in 2017, excess tax benefits related to share-based compensation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from $65 million at December 31, 2016 to $66 million at June 30, 2017. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $9 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $9 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $17 million and $12 million for the six months ended June 30, 2017 and 2016, respectively. The Consulting segment recorded fiduciary interest income of less than $1 million for each of the three month periods ended June 30, 2017 and 2016, and $1 million for each of the six months ended June 30, 2017 and 2016. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.7 billion at June 30, 2017 and $7.0 billion at December 31, 2016. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
4.    Per Share Data
Basic net income per share attributable to the Company is calculated by dividing the after-tax income attributable to the Company by the weighted average number of outstanding shares of the Company’s common stock.
Diluted net income per share attributable to the Company is calculated by dividing the after-tax income attributable to the Company by the weighted average number of outstanding shares of the Company’s common stock, which have been adjusted for the dilutive effect of potentially issuable common shares.

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Basic weighted average common shares outstanding	514	521	514	521
Dilutive effect of potentially issuable common shares	6	4	7	5
Diluted weighted average common shares outstanding	520	525	521	526
Average stock price used to calculate common stock equivalents	$75.41	$64.17	$73.36	$60.01
There were 12.4 million and 13.9 million stock options outstanding as of June 30, 2017 and 2016, respectively.

5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2017 and 2016.

(In millions)	2017	2016
Assets acquired, excluding cash	$576	$107
Liabilities assumed	(74)	(4)
Contingent/deferred purchase consideration	(90)	(26)
Net cash outflow for acquisitions	$412	$77

(In millions)	2017	2016
Interest paid	$92	$86
Income taxes paid, net of refunds	$297	$303
The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $97 million for the six months ended June 30, 2017. This consisted of deferred purchase consideration related to prior years' acquisitions of $37 million and contingent consideration of $60 million. For the six months ended June 30, 2016, the Company paid deferred and contingent consideration of $63 million, consisting of deferred purchase consideration related to prior years' acquisitions of $39 million and contingent consideration of $24 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the six months ended June 30, 2017, the Company recorded a net credit for adjustments to acquisition related accounts of $8 million and contingent consideration payments of $5 million. For the six months ended June 30, 2016, the Company recorded a net charge for adjustments related to acquisition related accounts of $18 million and contingent consideration payments of $26 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $87 million and $70 million for the six months ended June 30, 2017 and 2016, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $75 million and $58 million for the six-month periods ended June 30, 2017 and 2016, respectively.
Effective January 1, 2017, the Company adopted new accounting guidance related to share-based compensation, that requires companies to record excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement and classify excess tax benefits as an operating activity in the statement of cash flows. Prior to the adoption of this standard, the Company recorded excess tax benefits in equity in the consolidated balance sheet and as a financing activity in the consolidated statement of cash flows. For the six months ended June 30, 2017, the adoption of this new standard reduced income tax expense in the consolidated statement of income by approximately $48 million. For the six months ended June 30, 2016, the Company recorded an excess tax benefit of $24 million as an increase to equity in its consolidated balance sheet, which was reflected as cash provided by financing activities in the consolidated statement of cash flows.

6.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and six-month periods ended June 30, 2017 and 2016, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2017	$16	$(3,208)	$(1,645)	$(4,837)
Other comprehensive income (loss) before reclassifications	14	(40)	289	263
Amounts reclassified from accumulated other comprehensive income	—	33	—	33
Net current period other comprehensive income (loss)	14	(7)	289	296
Balance as of June 30, 2017	$30	$(3,215)	$(1,356)	$(4,541)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2016	$6	$(3,014)	$(1,089)	$(4,097)
Other comprehensive income (loss) before reclassifications	—	98	(333)	(235)
Amounts reclassified from accumulated other comprehensive income	—	31	—	31
Net current period other comprehensive income (loss)	—	129	(333)	(204)
Balance as of June 30, 2016	$6	$(2,885)	$(1,422)	$(4,301)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of January 1, 2017	$19	$(3,232)	$(1,880)	$(5,093)
Other comprehensive income (loss) before reclassifications	11	(46)	524	489
Amounts reclassified from accumulated other comprehensive income	—	63	—	63
Net current period other comprehensive income (loss)	11	17	524	552
Balance as of June 30, 2017	$30	$(3,215)	$(1,356)	$(4,541)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of January 1, 2016	$6	$(3,124)	$(1,102)	$(4,220)
Other comprehensive income (loss) before reclassifications	—	178	(320)	(142)
Amounts reclassified from accumulated other comprehensive income	—	61	—	61
Net current period other comprehensive income (loss)	—	239	(320)	(81)
Balance as of June 30, 2016	$6	$(2,885)	$(1,422)	$(4,301)

The components of other comprehensive income (loss) for the three and six-month periods ended June 30, 2017 and 2016 are as follows:

Three Months Ended June 30,	2017			2016
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$290	$1	$289	$(334)	$(1)	$(333)
Unrealized investment gains	24	10	14	—	—	—
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Net actuarial losses (a)	42	9	33	43	12	31
Subtotal	42	9	33	43	12	31
Effect of remeasurement	—	1	(1)	—	—	—
Effect of curtailment	—	—	—	3	1	2
Foreign currency translation (losses) gains	(47)	(8)	(39)	116	21	95
Other	—	—	—	1	—	1
Pension/post-retirement plans gains (losses)	(5)	2	(7)	163	34	129
Other comprehensive income (loss)	$309	$13	$296	$(171)	$33	$(204)
(a) Components of net periodic pension cost are included in compensation and benefits in the consolidated statements of income. Income tax credits on prior service losses and net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2017			2016
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$525	$1	$524	$(321)	$(1)	$(320)
Unrealized investment gains	19	8	11	—	—	—
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service cost (a)	—	—	—	1	—	1
Net actuarial losses (a)	82	19	63	84	24	60
Subtotal	82	19	63	85	24	61
Effect of remeasurement	9	3	6	(1)	—	(1)
Effect of curtailment	(1)	—	(1)	3	1	2
Effect of settlement	1	—	1	1	—	1
Foreign currency translation (losses) gains	(62)	(11)	(51)	213	37	176
Other	(1)	—	(1)	—	—	—
Pension/post-retirement plans gains	28	11	17	301	62	239
Other comprehensive income (loss)	$572	$20	$552	$(20)	$61	$(81)
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

The Risk and Insurance Services segment completed five acquisitions during the first six months of 2017.

•
January – Marsh & McLennan Agency ("MMA") acquired J. Smith Lanier & Co. ("JSL"), a privately held insurance brokerage firm providing insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S.

•	February – MMA acquired iaConsulting Services, a Texas-based employee benefits consulting firm.

•	March – MMA acquired Blakestad, Inc., a Minnesota-based private client and commercial lines insurance agency, and RJF Financial Services, a Minnesota-based retirement advisory firm.

•	May – MMA acquired Insurance Partners of Texas, a Texas-based employee benefits consulting firm.
Total purchase consideration for acquisitions made during the six months ended June 30, 2017 was $510 million, which consisted of cash paid of $420 million and deferred purchase and estimated contingent consideration of $90 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $37 million of deferred purchase consideration and $65 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2017 based on their fair values:

For the Six Months Ended June 30, 2017
(In millions)
Cash	$420
Estimated fair value of deferred/contingent consideration	90
Total Consideration	$510
Allocation of purchase price:
Cash and cash equivalents	$8
Accounts receivable, net	7
Property, plant, and equipment	3
Other intangible assets	196
Goodwill	370
Total assets acquired	584
Current liabilities	4
Other liabilities	70
Total liabilities assumed	74
Net assets acquired	$510
The following chart provides information about other intangible assets acquired during 2017:

	Amount	Weighted Average Amortization Period
Client relationships	$184	13 years
Other	12	4 years
	$196

Prior-Year Acquisitions
The Risk and Insurance Services segment completed nine acquisitions during 2016.

•
February – MMA acquired The Celedinas Agency, Inc., a Florida-based brokerage firm, providing property, casualty and marine insurance, as well as employee benefits services, and Aviation Solutions, LLC, a Missouri-based aviation risk advisor and insurance broker.

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

•
April – Mercer acquired the Extratextual software system and related client contracts. Extratextual is a web based compliance system that assists clients to manage and meet their compliance and risk management obligations.

•
December – Oliver Wyman acquired LShift Limited, a software development company, and Mercer acquired Sirota Consulting LLC, a global provider of employee benefit solutions; Pillar Administration, a superannuation provider located in Australia; and Thomsons Online Benefits, a U.K.-based global benefits software business.

Total purchase consideration for acquisitions made during the first six months of 2016 was $105 million, which consisted of cash paid of $79 million and deferred purchase and estimated contingent consideration of $26 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first six months of 2016, the Company also paid $39 million of deferred purchase consideration and $50 million of contingent consideration related to acquisitions made in prior years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2017	2016	2017	2016
Revenue	$3,496	$3,493	$7,011	$6,951
Net income attributable to the Company	$502	$470	$1,072	$950
Basic net income per share attributable to the Company	$0.98	$0.90	$2.08	$1.82
Diluted net income per share attributable to the Company	$0.96	$0.89	$2.06	$1.81
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and six-month periods ended

June 30, 2017 include approximately $34 million and $63 million of revenue, respectively, and $5 million and $15 million of operating income, respectively, related to acquisitions made in 2017.
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
Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions)	2017	2016
Balance as of January 1, as reported	$8,369	$7,889
Goodwill acquired	370	62
Other adjustments(a)	82	(6)
Balance at June 30,	$8,821	$7,945

(a)	The increase in 2017 primarily reflects the impact of foreign exchange.
Goodwill allocable to the Company’s reportable segments at June 30, 2017 is as follows: Risk and Insurance Services, $6.3 billion and Consulting, $2.5 billion.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
The gross cost and accumulated amortization at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017			December 31, 2016
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,581	$453	$1,128	$1,390	$392	$998
Other (a)	198	93	105	204	76	128
Amortized intangibles	$1,779	$546	$1,233	$1,594	$468	$1,126
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the six months ended June 30, 2017 and 2016 was $80 million and $67 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2017 (excludes amortization through June 30, 2017)	$85
2018	158
2019	149
2020	127
2021	118
Subsequent years	596
$1,233

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

Assets and liabilities measured using Level 1 inputs include exchange-traded equity securities, exchange-traded mutual funds and money market funds.

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

The Company does not have any assets or liabilities that are measured using Level 2 inputs.

Level 3.
Assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Liabilities measured using Level 3 inputs include liabilities for contingent purchase consideration.
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
Contingent Purchase Consideration Liability – Level 3
Purchase consideration for some acquisitions made by the Company includes contingent consideration arrangements. These arrangements typically provide for the payment of additional consideration if earnings or revenue targets are met over periods from two to four years. The fair value of the contingent purchase consideration liability is estimated as the present value of future cash flows to be paid, based on projections of revenue and earnings and related targets of the acquired entities.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/17	12/31/16	06/30/17	12/31/16	06/30/17	12/31/16	06/30/17	12/31/16
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$107	$89	$—	$—	$—	$—	$107	$89
Mutual funds(a)	140	141	—	—	—	—	140	141
Money market funds(b)	36	22	—	—	—	—	36	22
Total assets measured at fair value	$283	$252	$—	$—	$—	$—	$283	$252
Fiduciary Assets:
Money market funds	$82	$90	$—	$—	$—	$—	$82	$90
Total fiduciary assets measured at fair value	$82	$90	$—	$—	$—	$—	$82	$90
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$203	$241	$203	$241
Total liabilities measured at fair value	$—	$—	$—	$—	$203	$241	$203	$241

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the six-month period ended June 30, 2017, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of June 30, 2017 and 2016 that represent contingent consideration related to acquisitions:

(In millions)	2017	2016
Balance at January 1,	$241	$309
Additions	34	8
Payments	(65)	(50)
Revaluation Impact	(8)	18
Other (a)	1	(6)
Balance at June 30,	$203	$279
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and EBITDA for the acquired entities in relation to the established targets and are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net decrease in the estimated fair value of such liabilities for prior-period acquisitions of $8 million in the six-month period ended June 30, 2017. A 5% increase in the above mentioned projections would increase the liability by approximately $19 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $22 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $416 million and $389 million at June 30, 2017 and December 31, 2016, respectively.

Private Equity Investments
The Company's investments in private equity investments were $76 million and $79 million at June 30, 2017 and December 31, 2016, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets.
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of June 30, 2017, the carrying value of the Company’s investment in Alexander Forbes was approximately $275 million. As of June 30, 2017, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the June 30, 2017 closing share price of 6.95 South African Rand per share, was approximately $237 million. During the first six months of 2017, the daily closing share price ranged between 5.99 Rand (in late April) and 7.95 Rand (in early January). During the month of June 2017, Alexander Forbes stock price ranged from 6.25 Rand on June 1 to a high of 7.31 Rand on June 23. The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
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
Benefitfocus: On February 24, 2015, the Company purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. Until December 31, 2016, the Company accounted for this investment under the cost method of accounting as the shares purchased were categorized as restricted. Effective December 31, 2016, these shares were no longer considered restricted for the purpose of determining if they are marketable securities under applicable accounting guidance, and are now accounted for as available for sale securities and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ as of June 30, 2017 was approximately $102 million. During the first six months of 2017 an unrealized gain related to these shares of approximately $19 million was recorded in other comprehensive income.
10.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers such plans.
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at June 30, 2017, the actual allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income. The target asset allocation for the Company's U.K. Plans, which comprise approximately 81% of non-U.S. plan assets at December 31, 2016, was 46% equities and equity alternatives and 54% fixed income. At June 30, 2017, the actual allocation for the U.K. Plans was 46% equities and equity alternatives and 54% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2017	2016	2017	2016
Service cost	$19	$46	$—	$—
Interest cost	124	138	1	1
Expected return on plan assets	(230)	(242)	—	—
Amortization of prior service cost (credit)	(1)	(1)	—	1
Recognized actuarial loss	43	42	—	—
Net periodic benefit (credit) cost	$(45)	$(17)	$1	$2
Curtailment gain	—	(5)	—	—
Settlement loss	—	1	—	—
Total (credit) cost	$(45)	$(21)	$1	$2

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Service cost	$37	$90	$—	$—
Interest cost	246	275	2	3
Expected return on plan assets	(454)	(483)	—	—
Amortization of prior service cost (credit)	(1)	(1)	1	2
Recognized actuarial loss (gain)	83	84	—	(1)
Net periodic benefit (credit) cost	$(89)	$(35)	$3	$4
Curtailment gain	(1)	(5)	—	—
Settlement loss	1	1	—	—
Total (credit) cost	$(89)	$(39)	$3	$4

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2017	2016	2017	2016
Service cost	$—	$27	$—	$—
Interest cost	66	66	1	—
Expected return on plan assets	(90)	(95)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial loss (gain)	10	18	(1)	—
Net periodic benefit (credit) cost	$(14)	$16	$1	$1

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Service cost	$—	$53	$—	$—
Interest cost	132	132	1	1
Expected return on plan assets	(179)	(190)	—	—
Amortization of prior service cost	—	—	2	2
Recognized actuarial loss (gain)	19	36	(1)	(1)
Net periodic benefit (credit) cost	$(28)	$31	$2	$2

In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s current matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. In addition, the U.S. qualified defined benefit plans were merged effective December 30, 2016.

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2017	2016	2017	2016
Service cost	$19	$19	$—	$—
Interest cost	58	72	—	1
Expected return on plan assets	(140)	(147)	—	—
Amortization of prior service credit	(1)	(1)	(1)	—
Recognized actuarial loss	33	24	1	—
Net periodic benefit (credit) cost	$(31)	$(33)	$—	$1
Curtailment gain	—	(5)	—	—
Settlement loss	—	1	—	—
Total (credit) cost	$(31)	$(37)	$—	$1

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Service cost	$37	$37	$—	$—
Interest cost	114	143	1	2
Expected return on plan assets	(275)	(293)	—	—
Amortization of prior service credit	(1)	(1)	(1)	—
Recognized actuarial loss	64	48	1	—
Net periodic benefit (credit) cost	$(61)	$(66)	$1	$2
Curtailment gain	(1)	(5)	—	—
Settlement loss	1	1	—	—
Total (credit) cost	$(61)	$(70)	$1	$2
In March 2017, the Company modified its defined benefit pension plans in Canada to discontinue further benefit accruals for participants after December 31, 2017 and replaced them with a defined contribution arrangement. The Company also amended its post-retirement benefits plan in Canada so that individuals who retire after April 1, 2019 will not be eligible to participate, except in certain situations. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date.
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
June 30,	2017	2016	2017	2016
Weighted average assumptions:
Expected return on plan assets	6.64%	7.07%	—	—
Discount rate	3.40%	4.11%	3.64%	4.12%
Rate of compensation increase*	1.77%	2.44%	—	—
*The 2017 assumption does not include a rate of compensation increase for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016.

The Company made approximately $120 million of contributions to its U.S. and non-U.S. defined benefit plans in the first six months of 2017. The Company expects to contribute approximately $136 million to its U.S. pension and non-U.S. pension plans during the remainder of 2017.
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, the most significant being in the U.S. and the U.K. The cost of these U.S. and U.K. defined contribution plans was $65 million and $38 million for the six months ended June 30, 2017 and 2016, respectively.
11.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2017	December 31, 2016
Short-term:
Commercial paper	$150	$50
Current portion of long-term debt	12	262
	162	312
Long-term:
Senior notes – 2.30% due 2017	—	250
Senior notes – 2.55% due 2018	249	249
Senior notes – 2.35% due 2019	299	299
Senior notes – 2.35% due 2020	498	497
Senior notes – 4.80% due 2021	498	498
Senior notes – 2.75% due 2022	496	—
Senior notes – 3.30% due 2023	347	347
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	596	596
Senior notes – 3.50% due 2025	496	495
Senior notes – 3.75% due 2026	596	596
Senior notes – 5.875% due 2033	297	297
Senior notes – 4.35% due 2047	492	—
Mortgage – 5.70% due 2035	376	382
Other	3	3
	5,491	4,757
Less current portion	12	262
	$5,479	$4,495
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $150 million of commercial paper outstanding at June 30, 2017 at an effective interest rate of 1.45%.
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
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2017.
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

	June 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$162	$162	$312	$313
Long-term debt	$5,479	$5,714	$4,495	$4,625
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
12.    Restructuring Costs
The Company recorded total restructuring costs of $24 million in the first six months of 2017, primarily for severance at Mercer and future rent under non-cancelable leases. These costs were incurred in Risk and Insurance Services ($4 million), Consulting ($16 million) and Corporate ($4 million).
Details of the restructuring activity from January 1, 2016 through June 30, 2017, which includes liabilities from actions prior to 2017, are as follows:

(In millions)	Liability at 1/1/16	Amounts Accrued	Cash Paid	Other	Liability at 12/31/16	Amounts Accrued	Cash Paid	Other	Liability at 6/30/17
Severance	$15	$40	$(22)	$(1)	$32	$19	$(30)	$(2)	$19
Future rent under non-cancelable leases and other costs	78	4	(17)	(4)	61	5	(9)	(2)	55
Total	$93	$44	$(39)	$(5)	$93	$24	$(39)	$(4)	$74
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
13.    Common Stock
During the first six months of 2017, the Company repurchased approximately 5.4 million shares of its common stock for consideration of $400 million. During the first six months of 2016, the Company repurchased approximately 7.0 million shares of its common stock for consideration of $425 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of June 30, 2017, the Company remained authorized to repurchase up to approximately $2 billion in shares of its common stock. There is no time limit on the authorization.
The Company issued approximately 3.7 million and 4.1 million shares related to stock compensation and employee stock purchase plans during the first six months of 2017 and 2016, respectively.

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
In April 2017, the Financial Conduct Authority in the United Kingdom (the "FCA") commenced a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA carried out an on-site inspection at the London office of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited and other participants in the market have been sharing competitively sensitive information within the aviation insurance and reinsurance broking sector.
In July 2017, the Directorate-General for Competition of the European Commission and the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other brokers in Dublin in connection with an investigation into potential anti-competitive practices in the commercial motor insurance market in the Republic of Ireland.
We are cooperating fully with these investigations and are conducting our own reviews. As these investigations are at early stages, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
In June 2017, the FCA issued a final report in connection with a market study of the U.K. asset management industry, which includes asset managers and investment consultants, including Mercer. In its report, the FCA indicated it would likely make a market investigation referral with respect to the investment consulting industry to the U.K. Competition & Markets Authority (the "CMA"). The FCA expects to announce a final decision regarding its referral to the CMA in September 2017.
In the ordinary course of business, the Company is also subject to other investigations, subpoenas, lawsuits and other regulatory actions undertaken by governmental authorities.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2017, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s operating segments for the three and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2017–
Risk and Insurance Services	$1,916	(a)	$528	$3,905	(c)	$1,141
Consulting	1,592	(b)	283	3,118	(d)	524
Total Operating Segments	3,508		811	7,023		1,665
Corporate / Eliminations	(13)		(47)	(25)		(92)
Total Consolidated	$3,495		$764	$6,998		$1,573
2016–
Risk and Insurance Services	$1,850	(a)	$490	$3,718	(c)	$1,025
Consulting	1,539	(b)	285	3,017	(d)	530
Total Operating Segments	3,389		775	6,735		1,555
Corporate / Eliminations	(13)		(49)	(23)		(96)
Total Consolidated	$3,376		$726	$6,712		$1,459

(a)
Includes inter-segment revenue of $4 million and $3 million in 2017 and 2016, respectively, interest income on fiduciary funds of $9 million and $6 million in 2017 and 2016, respectively, and equity method income of $7 million and $6 million in 2017 and 2016, respectively.

(b)
Includes inter-segment revenue of $9 million and $10 million in 2017 and 2016, respectively, interest income on fiduciary funds of less than $1 million in both 2017 and 2016, and equity method income of $5 million in both 2017 and 2016.

(c)
Includes inter-segment revenue of $4 million in both 2017 and 2016, interest income on fiduciary funds of $17 million and $12 million in 2017 and 2016, respectively, and equity method income of $9 million and $7 million in 2017 and 2016, respectively.

(d)
Includes inter-segment revenue of $21 million and $19 million in 2017 and 2016, respectively, interest income on fiduciary funds of $1 million in both 2017 and 2016, and equity method income of $9 million in both 2017 and 2016.

Details of operating segment revenue for the three and six month period ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Risk and Insurance Services
Marsh	$1,621	$1,564	$3,223	$3,057
Guy Carpenter	295	286	682	661
Total Risk and Insurance Services	1,916	1,850	3,905	3,718
Consulting
Mercer	1,109	1,079	2,186	2,118
Oliver Wyman Group	483	460	932	899
Total Consulting	1,592	1,539	3,118	3,017
Total Operating Segments	3,508	3,389	7,023	6,735
Corporate / Eliminations	(13)	(13)	(25)	(23)
Total	$3,495	$3,376	$6,998	$6,712
16.    New Accounting Guidance
In March 2017, the FASB issued new guidance that changes the presentation of net periodic pension cost and net periodic postretirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. In addition, only the service cost component is eligible for capitalization, when applicable. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs, and prospective application for the capitalization of the service cost component. The adoption of this guidance will impact the presentation of the Company's results of operations, in particular, reducing net operating income, but will have no impact on the Company's net income.
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
In November 2016, the FASB issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-

of-period total amounts shown on the statement of cash flows. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated balance sheets or consolidated statements of cash flows.
In October 2016, the FASB also issued new guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.
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
In February 2016, the FASB issued new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets ("lessor") leased by the lessee will remain largely unchanged from current GAAP. However, the guidance contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The new guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted. The Company is currently evaluating the impact the adoption of the guidance will have on its financial position and results of operations, but expects material "right to use" assets and lease liabilities to be recorded on its consolidated balance sheets.
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
The Company continues to evaluate the impact of the new standard. Based on the results of our reviews to date, the Company expects there will be significant movement in the quarterly timing of revenue recognition in the Risk and Insurance Services segment. In particular, in the Company’s reinsurance broking operations recognition of revenue will be accelerated under the new standard. Currently, revenue related to certain reinsurance placements is recognized on the later of billing or effective date as premiums are written and attached to the reinsurance treaties. This typically results in revenue being recognized over a 12 to 24 month period. Under the new guidance, revenue will be recognized largely at the policy effective date, subject to the constraint as defined in the guidance. In the insurance brokerage operations, revenue from commission based arrangements will continue to be recorded at the policy effective date, while the timing of revenue recognition for certain fee based arrangements will shift among quarters. Since the vast majority of our fee arrangements involve contracts that cover a single year of services, the Company does not believe there will be a significant change to the amount of revenue recognized in an annual period once the standard is adopted. The Company is currently evaluating, designing and implementing changes in processes, controls and systems necessary to support the new revenue recognition requirements.
The Company's initial review and preliminary conclusions for the Consulting segment indicate the application of the new standard will not materially change the existing timing of revenue recognition in quarterly or annual periods. The conclusions will be completed following a final review of customer arrangement legal terms and conditions in certain non-U.S. locations.
The Company expects that certain costs that are currently expensed will be capitalized as costs to obtain or costs to fulfill customer contracts under guidance issued as part of the revenue recognition standard. Costs to obtain a contract, generally, would be amortized over the expected life of the underlying customer relationship. However, in many cases, costs to obtain a contract renewal are commensurate with the costs to obtain the initial contract. Those costs would have an amortization period of less than one year, and the Company would expect to use the practical expedient available in the standard and expense such costs as incurred. Any capitalized costs to fulfill a contract would be amortized on a basis consistent with the transfer of services to which they relate. Such expenses related to Risk and Insurance Services would generally be "amortized" over a period of one year or less. The Company is continuing to quantify the amount of such costs that must be deferred. In the Consulting segment, certain implementation expenses that are currently deferred may have a longer amortization period to reflect the amortization over the expected life of the contract including anticipated renewal periods.
The Company has not yet fully quantified the impact of the changes discussed above. However, the Company expects that it will recognize a significant amount of contract assets and/or receivables upon implementation of the standard, related to both the contract assets for capitalized costs to obtain and fulfill contracts, as well as commissions receivable related to reinsurance brokerage activity.
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

In April 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance requires that companies record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement and classify excess tax benefits as an operating activity in the statement of cash flows. The Company adopted this new guidance prospectively, effective January 1, 2017 and prior periods have not been adjusted. For the six months ended June 30, 2017, the adoption of this new standard reduced income tax expense in the consolidated statement of income by approximately $48 million. For the six months ended June 30, 2016, the Company recorded an excess tax benefit of $24 million as an increase to equity in its consolidated balance sheet, which was reflected as cash provided by financing activities in the consolidated statement of cash flows.
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

Effective January 1, 2017, Mercer established a Wealth business reflecting a unified client strategy for its former Retirement and Investments businesses. Wealth is comprised of two practices, Defined Benefit Consulting & Administration (DBA), and Investment Management & Related Services (IMS). DBA encompasses mature businesses primarily in defined benefit and actuarial consulting, along with defined benefit administration. IMS includes businesses primarily in delegated solutions, defined contribution related investment services, and financial wellness. Among the changes, defined benefit investment consulting, previously reported in the Investments business, is now included in Defined Benefit Consulting & Administration. Revenue information is reported for these two practices to provide investors better insight into the underlying growth dynamics within Wealth. This change has no impact on previously reported Mercer total revenue, Consulting segment revenue or operating income, or consolidated revenue or financial results.
A reconciliation of segment operating income to total operating income is included in Note 15 to the consolidated financial statements included in Part I Item 1 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2017	2016	2017	2016
Revenue	$3,495	$3,376	$6,998	$6,712
Expense:
Compensation and Benefits	1,935	1,872	3,880	3,726
Other Operating Expenses	796	778	1,545	1,527
Operating Expenses	2,731	2,650	5,425	5,253
Operating Income	764	726	1,573	1,459
Net income before non-controlling interests	507	480	1,085	970
Net Income Attributable to the Company	$501	$472	$1,070	$953
Net Income Per Share Attributable to the Company:
Basic	$0.98	$0.91	$2.08	$1.83
Diluted	$0.96	$0.90	$2.05	$1.81
Average Number of Shares Outstanding:
Basic	514	521	514	521
Diluted	520	525	521	526
Shares Outstanding at June 30	513	519	513	519
The Company's consolidated operating income of $764 million in the second quarter of 2017 increased 5% compared to the prior year. This reflects the impact of a 4% increase in revenue and a 3% increase in expense. Revenue increased 4% in Risk and Insurance Services and 3% in Consulting as compared to the second quarter of last year.
Net income before non-controlling interests increased 6% to $507 million due to the increase in operating income, partially offset by higher interest expense. Diluted net income per share attributable to the Company increased 7% to $0.96, compared to $0.90 last year, reflecting a $29 million increase in net income as well as a 1% decrease in the average number of diluted shares outstanding as compared to the same period last year. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters. In addition, in accordance with the change in accounting for stock compensation, the excess tax benefits for unvested shares and unexercised stock options are no longer included in the calculation of common stock equivalents ("CSEs") under the Treasury stock method. This had the effect of increasing CSEs by approximately 1.6 million shares.
Consolidated operating income was approximately $1.6 billion in the first six months of 2017, an increase of 8%
compared with the first six months of 2016, reflecting 4% growth in revenue and 3% growth in expenses.
Net income attributable to the Company increased 12% reflecting the increase in operating income as well as the impact of a credit to income tax expense related to the required change in accounting for share based awards, partially offset by higher interest expense. Diluted net income per share attributable to the Company increased 13% to $2.05 compared to $1.81 in 2016, reflecting a $117 million increase in net income attributable to the Company as well as a 1% decrease in the average number of diluted shares outstanding. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters. In addition, in accordance with the change in accounting for stock compensation discussed above, CSEs increased by approximately 1.7 million shares.

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

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Risk and Insurance Services
Marsh	$1,614	$1,559	4%	(1)%	4%	2%
Guy Carpenter	293	285	3%	(1)%	—	4%
Subtotal	1,907	1,844	3%	(1)%	3%	2%
Fiduciary Interest Income	9	6
Total Risk and Insurance Services	1,916	1,850	4%	(1)%	3%	2%
Consulting
Mercer	1,109	1,079	3%	(2)%	2%	3%
Oliver Wyman Group	483	460	5%	(2)%	—	7%
Total Consulting	1,592	1,539	3%	(2)%	2%	4%
Corporate / Eliminations	(13)	(13)
Total Revenue	$3,495	$3,376	4%	(2)%	2%	3%

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Marsh:
EMEA	$497	$479	4%	(4)%	7%	—
Asia Pacific	168	183	(8)%	—	(11)%	3%
Latin America	99	93	6%	(2)%	3%	4%
Total International	764	755	1%	(3)%	2%	1%
U.S. / Canada	850	804	6%	—	5%	2%
Total Marsh	$1,614	$1,559	4%	(1)%	4%	2%
Mercer:
Defined Benefit Consulting & Administration	$340	$371	(8)%	(4)%	(1)%	(3)%
Investment Management & Related Services	192	153	26%	(1)%	15%	11%
Total Wealth	532	524	2%	(3)%	3%	1%
Health	423	410	3%	(1)%	1%	3%
Career	154	145	6%	(2)%	2%	5%
Total Mercer	$1,109	$1,079	3%	(2)%	2%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Risk and Insurance Services
Marsh	$3,210	$3,047	5%	(1)%	4%	3%
Guy Carpenter	678	659	3%	(1)%	—	4%
Subtotal	3,888	3,706	5%	(1)%	3%	3%
Fiduciary Interest Income	17	12
Total Risk and Insurance Services	3,905	3,718	5%	(1)%	3%	3%
Consulting
Mercer	2,186	2,118	3%	(2)%	2%	3%
Oliver Wyman Group	932	899	4%	(2)%	—	6%
Total Consulting	3,118	3,017	3%	(2)%	2%	4%
Corporate / Eliminations	(25)	(23)
Total Revenue	$6,998	$6,712	4%	(2)%	2%	3%

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Marsh:
EMEA	$1,086	$1,049	4%	(4)%	6%	2%
Asia Pacific	320	329	(3)%	—	(10)%	7%
Latin America	179	164	9%	—	4%	5%
Total International	1,585	1,542	3%	(3)%	2%	3%
U.S. / Canada	1,625	1,505	8%	—	5%	3%
Total Marsh	$3,210	$3,047	5%	(1)%	4%	3%
Mercer:
Defined Benefit Consulting & Administration	$674	$732	(8)%	(4)%	(3)%	(2)%
Investment Management & Related Services	378	300	26%	—	15%	10%
Total Wealth	1,052	1,032	2%	(3)%	3%	2%
Health	838	810	3%	(1)%	2%	3%
Career	296	276	7%	(1)%	3%	6%
Total Mercer	$2,186	$2,118	3%	(2)%	2%	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the second quarter of 2017 was $3.5 billion, an increase of 4%, or 3% on an underlying basis. An increase of 2% from the impact of acquisitions was offset by a decrease of 2% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the second quarter of 2017 was $1.9 billion, an increase of 4% from the same period last year and 2% on an underlying basis. Consulting revenue of $1.6 billion in the second quarter of 2017 increased 3%, or 4% on an underlying basis.
For the first six months of 2017, consolidated revenue increased 4% on a reported basis and 3% on an underlying basis. Risk and Insurance Services revenue increased 5% from the same period in 2016, or 3% on an underlying basis. Consulting revenue increased 3% compared with the six-month period last year, or 4% on an underlying basis.
Operating Expense
Consolidated operating expense in the second quarter increased 3% compared with the same period last year, reflecting a 2% increase on an underlying basis and a 3% increase from acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salaries, incentive compensation and severance related costs, partly offset by lower costs related to liabilities for errors and omissions.
Expenses for the six months of 2017 increased 3% compared to the same period in 2016, reflecting a 2% increase on an underlying basis and a 3% increase from acquisitions, offset by a 2% decrease from the impact of foreign currency translation. The increase in underlying expenses is due primarily to higher base salaries, incentive compensation and severance related costs, partly offset by decreases in contingent consideration related to acquisitions and lower costs related to liabilities for errors and omissions.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Revenue	$1,916	$1,850	$3,905	$3,718
Compensation and Benefits	968	934	1,948	1,855
Other Expenses	420	426	816	838
Expense	1,388	1,360	2,764	2,693
Operating Income	$528	$490	$1,141	$1,025
Operating Income Margin	27.5%	26.6%	29.2%	27.6%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2017 was $1.9 billion, an increase of 4% as compared to the same period last year, reflecting a 2% increase in underlying revenue and a 3% increase related to acquisitions, partially offset by a 1% decrease from the impact of foreign currency translation.
In Marsh, revenue in the second quarter of 2017 was $1.6 billion, an increase of 4% compared with the same quarter of the prior year, reflecting an increase in underlying revenue of 2% and a 4% increase from acquisitions, offset by a 1% decrease from the impact of foreign currency translation. Revenue in international operations grew 1% on an underlying basis, with growth of 3% in Asia Pacific and 4% in Latin America, while growth in EMEA was flat. In U.S./Canada, underlying revenue increased 2% compared to prior year. Guy Carpenter's second quarter revenue increased 3%, reflecting an increase of 4% on an underlying basis partly offset by a 1% decrease from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment increased 5% in the first six months of 2017 compared with 2016, or 3% on an underlying basis. In Marsh, underlying revenue increased 3% in U.S./Canada. The international division increased 3% on an underlying basis, reflecting a 2% increase in EMEA, a 7% increase in Asia Pacific and a 5% increase in Latin America.
Expense
Expenses in the Risk and Insurance Services segment increased 2% in the second quarter of 2017 compared with the same period last year, reflecting increases of 4% related to acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. Expenses were flat on an underlying basis as higher base salaries and incentive compensation costs were offset by decreases in contingent consideration related to acquisitions and lower costs related to liabilities for errors and omissions.
Expenses for the six month period of 2017 increased 3% compared to the prior year, reflecting increases of 1% in underlying expenses and 4% related to acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. The underlying expense increase is primarily due to higher base salaries, incentive compensation and amortization of intangible assets, partly offset by lower contingent consideration related to acquisitions and lower costs related to liabilities for errors and omissions.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Revenue	$1,592	$1,539	$3,118	$3,017
Compensation and Benefits	883	852	1,758	1,699
Other Expenses	426	402	836	788
Expense	1,309	1,254	2,594	2,487
Operating Income	$283	$285	$524	$530
Operating Income Margin	17.8%	18.5%	16.8%	17.6%
Revenue
Revenue in the Consulting segment in the second quarter of 2017 was $1.6 billion, an increase of 3% compared to the same period last year, reflecting a 4% increase in underlying revenue and a 2% increase related to acquisitions, partially offset by a 2% decrease from the impact of foreign currency translation.
Effective January 1, 2017, Mercer established a Wealth business reflecting a unified client strategy for its former Retirement and Investments businesses.
Mercer's revenue of approximately $1.1 billion increased 3% compared to the prior year on both a reported and underlying basis. On an underlying basis, revenue in Wealth increased 1%, Health increased 3%, and Career increased 5%. Within Wealth, Investment Management & Related Services increased 11% and Defined Benefit Consulting & Administration decreased 3% compared to the same period last year. Oliver Wyman's revenue increased 5% to $483 million in the second quarter of 2017 compared to the same period last year, reflecting a 7% increase on an underlying basis partly offset by a decrease of 2% from the impact of foreign currency translation.
Consulting revenue in the first six months of 2017 increased 3%. Underlying revenue increased 4% with underlying growth of 3% at Mercer and 6% at Oliver Wyman.
Expense
Consulting expenses in the second quarter of 2017 increased 4% as compared to the second quarter of 2016. This reflects an increase of 4% on an underlying basis and a 3% increase from acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. The underlying expense increase in the second quarter of 2017 was primarily due to higher base salaries, severance costs related to the Mercer business restructuring and higher asset based fees, partly offset by lower costs related to liabilities for errors and omissions.
Underlying expenses for the six months of 2017 increased 3% as compared to 2016, primarily due to higher base salaries, severance costs related to the Mercer business restructuring and higher asset based fees, partly offset by lower costs related to liabilities for errors and omissions.
Corporate and Other
Corporate expenses were $47 million and $49 million for the second quarter of 2017 and 2016, respectively. For the first six months of 2017, corporate expenses were $92 million compared with $96 million for the same period last year. The decrease in expenses is primarily due to lower outside service costs.
Interest
Interest income earned on corporate funds was $2 million in both the second quarter of 2017 and 2016 and $4 million for both of the six month periods of 2017 and 2016. Interest expense increased $12 million in the second quarter of 2017 compared with the second quarter of 2016 and increased $24 million for the six months of 2017 compared with the same period last year. The increase in interest expense is primarily due to higher average debt outstanding in 2017.
Investment Income (Loss)
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investments in private equity funds. The

Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds. The Company had a net investment income of $5 million in the second quarter of 2017 compared to $1 million for the same period in 2016. For the first six months of 2017, the Company recorded net investment income of $5 million compared to a net investment loss of $2 million for the six months of 2016.
Income Taxes
The Company's effective tax rate in the second quarter of 2017 was 28.6% compared to 29.5% in the second quarter of 2016. The effective tax rate for the first six months of 2017 was 25.9% compared with 29.0% for the first six months of 2016. The rates reflect foreign operations taxed at rates below the U.S. statutory tax rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and, starting in 2017, excess tax benefits related to share-based compensation. Excluding excess tax benefits related to share based payments, the effective tax rate for the first six months of 2017 was 29.1%.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits are earned outside the U.S. In 2017, the forecasted pre-tax income in the U.K., Barbados, Canada, Australia and Germany is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 23%, 0%, 27%, 30% and 32%, respectively. Consequently, increases in the profitability of the Company's U.S.-based operations relative to non-U.S. operations would tend to result in higher effective tax rates. Losses in one jurisdiction, generally, cannot offset earnings in another, and within certain jurisdictions profits and losses may not offset between entities. Consequently, losses in certain jurisdictions may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from $65 million at December 31, 2016 to $66 million at June 30, 2017. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $9 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2016, the Company had approximately $850 million of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The $850 million of non-U.S. cash and cash equivalents considered permanently reinvested includes $157 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future. In the first six months of 2017, the Company recorded foreign currency translation adjustments which increased net equity by approximately $525 million.
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
Operating Cash Flows
The Company generated $343 million of cash from operations for the six months ended June 30, 2017, compared to $229 million generated from operations for the same period in 2016. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first six months of 2017, the Company contributed $105 million to its non-U.S. defined benefit pension plans and $15 million to its U.S. defined benefit pension plans. In the first six months of 2016, the Company contributed $90 million to its non-U.S. defined benefit pension plans and $13 million to its U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines.
Outside the U.S., the Company has a large number of defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2016. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1 of each year. If the funding level on November 1 is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
The Company expects to fund an additional $119 million to its non-U.S. defined benefit plans over the remainder of 2017, comprising approximately $55 million to plans outside of the U.K. and $64 million to the U.K. plans. The Company also expects to fund an additional $17 million to its U.S. defined benefit plans during the remainder of 2017.
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
In March 2017, the Company modified its defined benefit pension plans in Canada to discontinue further benefit accruals for participants after December 31, 2017 and replaced them with a defined contribution arrangement. The Company also amended its post-retirement benefits plan in Canada so that individuals who retire after April 1, 2019 will not be eligible to participate, except in certain situations. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date.
Financing Cash Flows
Net cash provided by financing activities was $16 million for the six-month period ended June 30, 2017, compared with $376 million net cash used by such activities for the same period in 2016.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $150 million of commercial paper outstanding at June 30, 2017 at an effective interest rate of 1.45%.
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
Credit Facilities
The Company and certain of its subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2017.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.

Share Repurchases
During the first six months of 2017, the Company repurchased 5.4 million shares of its common stock for total consideration of $400 million at an average price per share of $74.03. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of June 30, 2017, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $2.0 billion. There is no time limit on this authorization.
During the first six months of 2016, the Company repurchased approximately 7.0 million shares of its common stock for consideration of $425 million.
Contingent payments related to acquisitions
During the first six months of 2017, the Company paid $65 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $60 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $5 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $203 million for acquisitions completed in the first six months of 2017 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2017.
The Company paid deferred purchase consideration related to prior years' acquisitions of $37 million in the first six months of 2017. Remaining deferred cash payments of approximately $135 million for acquisitions completed in the first six months of 2017 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2017.
In the first six months of 2016, the Company paid $50 million of contingent payments related to acquisitions made in prior periods. Of this amount, $24 million was reported as financing cash flows and $26 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $351 million ($0.68 per share) during the first six months of 2017, as compared with $326 million ($0.62 per share) during the first six months of 2016.
Investing Cash Flows
Net cash used for investing activities amounted to $538 million in the first six months of 2017, compared with $190 million used during the same period in 2016.
The Company paid $412 million and $77 million, net of cash acquired, for acquisitions it made during the first six months of 2017 and 2016, respectively.
The Company used cash of $144 million to purchase fixed assets and capitalized software in the first six months of 2017, compared with $114 million in the first six months of 2016, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $64 million in five private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2017:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$150	$150	$—	$—	$—
Short-term debt	12	12	—	—	—
Long-term debt	5,517	—	1,079	1,029	3,409
Interest on long-term debt	2,040	208	397	345	1,090
Net operating leases	2,010	315	527	406	762
Service agreements	296	175	114	7	—
Other long-term obligations	369	136	178	51	4
Total	$10,394	$996	$2,295	$1,838	$5,265
The above does not include unrecognized tax benefits of $66 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $5 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 14 as the Company is unable to reasonably predict the timing of settlement of those liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $17 million and $119 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2017.
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
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2017
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$966
Fiduciary cash and investments	$5,039
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 9 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic expense for 2017 are discussed in Note 8 to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management’s Discussion of Critical Accounting Policies-Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2016, the Company estimates net operating income would increase or decrease by approximately $53 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at June 30, 2017 hold constant throughout 2017, the Company estimates the year-over-year impact from conversion of foreign currency earnings will reduce full year net operating income by approximately $5 million.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds. Investments of approximately $123 million are classified as available for sale, which includes the Company's investment in Benefitfocus, approximately $21 million are accounted for using the cost method, and $416 million are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of June 30, 2017, the carrying value of the Company’s investment in Alexander Forbes was $275 million. As of June 30, 2017, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the June 30, 2017 closing share price of 6.95 South African Rand per share, was approximately $237 million. During the first six months of 2017, the shares closed between 5.99 Rand (in late April) and 7.95 Rand (in early January). During the month of June 2017, Alexander Forbes stock price ranged from 6.25 Rand on June 1 to a high of 7.31 Rand on June 23. The Company considered several factors related to its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. As a result, the Company determined the investment was not impaired.
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

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.
In April 2017, the Financial Conduct Authority in the United Kingdom (the "FCA") commenced a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA carried out an on-site inspection at the London office of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited and other participants in the market have been sharing competitively sensitive information within the aviation insurance and reinsurance broking sector.
In July 2017, the Directorate-General for Competition of the European Commission and the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other brokers in Dublin in connection with an investigation into potential anti-competitive practices in the commercial motor insurance market in the Republic of Ireland.
We are cooperating fully with these investigations and are conducting our own reviews. As these investigations are at early stages, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
We and our subsidiaries are also party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters is set forth in Note 14 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 2.7 million shares of its common stock for $200 million during the second quarter of 2017. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of June 30, 2017, the Company remained authorized to repurchase up to approximately $2.0 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	1,025,138	$73.1608	1,025,138	$2,165,752,213
May 1-31, 2017	991,059	$74.3604	991,059	$2,092,056,664
June 1-30, 2017	654,477	$78.3901	654,477	$2,040,752,167
Total	2,670,674	$74.8875	2,670,674	$2,040,752,167

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

Date:	July 28, 2017	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	July 28, 2017	/s/ Robert J. Rapport
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