Form 10-Q
period 2017-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2017-10-27
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 25, 2017, there were outstanding 510,356,826 shares of common stock, par value $1.00 per share, of the registrant.

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
Factors that could materially affect our future results include, among other things: (1) the impact of any investigations, reviews or other activity by regulatory or law enforcement authorities, including the European Commission’s investigation into the aviation insurance and reinsurance sector; (2) the impact from lawsuits, other contingent liabilities and loss contingencies arising from errors and omissions, breach of fiduciary duty or other claims against us; (3) our ability to compete effectively and adapt to changes in the competitive environment, including to respond to disintermediation, pricing pressures and technological and other types of innovation; (4) our exposure to potential civil damages, criminal penalties or other consequences, such as reputational impact, if we fail to comply with applicable U.S. and non-U.S. laws and regulations; (5) our organization's ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the volume of our vendor network and the need to patch software vulnerabilities; (6) our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise; (7) the impact of macroeconomic, political, regulatory or market conditions on us, our clients and the industries in which we operate; (8) the financial and operational impact of complying with laws and regulations where we operate, including the E.U.’s General Data Protection Regulation; (9) our ability to attract and retain key employees; (10) the impact on our competitive position of our tax rate relative to our competitors; (11) the impact of fluctuations in foreign exchange, interest rates and securities markets on our results; (12) the effect of our global pension obligations on our financial position, earnings and cash flows and the impact of low interest rates on those obligations; and (13) the impact of changes in accounting rules or in our accounting estimates or assumptions, including the impact of the adoption of the new revenue recognition standard.
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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenue	$3,341	$3,135	$10,339	$9,847
Expense:
Compensation and benefits	1,906	1,817	5,786	5,543
Other operating expenses	838	746	2,383	2,273
Operating expenses	2,744	2,563	8,169	7,816
Operating income	597	572	2,170	2,031
Interest income	2	—	6	4
Interest expense	(60)	(47)	(178)	(141)
Investment (loss) income	(2)	—	3	(2)
Income before income taxes	537	525	2,001	1,892
Income tax expense	140	141	519	538
Net income before non-controlling interests	397	384	1,482	1,354
Less: Net income attributable to non-controlling interests	4	5	19	22
Net income attributable to the Company	$393	$379	$1,463	$1,332
Net income Per Share Attributable to the Company:
Basic	$0.77	$0.73	$2.85	$2.56
Diluted	$0.76	$0.73	$2.81	$2.54
Average number of shares outstanding:
Basic	512	518	514	520
Diluted	519	523	520	525
Shares outstanding at September 30,	511	516	511	516
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income before non-controlling interests	$397	$384	$1,482	$1,354
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	127	(52)	652	(373)
Unrealized investment (losses) gains	(8)	1	11	1
(Loss) gain related to pension/post-retirement plans	(168)	82	(140)	383
Other comprehensive (loss) income, before tax	(49)	31	523	11
Income tax (credit) expense on other comprehensive income	(30)	19	(10)	80
Other comprehensive (loss) income, net of tax	(19)	12	533	(69)
Comprehensive income	378	396	2,015	1,285
Less: comprehensive income attributable to non-controlling interest	4	5	19	22
Comprehensive income attributable to the Company	$374	$391	$1,996	$1,263
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,078	$1,026
Receivables
Commissions and fees	3,651	3,370
Advanced premiums and claims	52	83
Other	311	286
	4,014	3,739
Less-allowance for doubtful accounts and cancellations	(105)	(96)
Net receivables	3,909	3,643
Other current assets	228	215
Total current assets	5,215	4,884
Goodwill	9,100	8,369
Other intangible assets	1,320	1,126
Fixed assets (net of accumulated depreciation and amortization of $1,822 at September 30, 2017 and $1,683 at December 31, 2016)	728	725
Pension related assets	1,155	776
Deferred tax assets	947	1,097
Other assets	1,225	1,213
	$19,690	$18,190
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$13	$312
Accounts payable and accrued liabilities	2,002	1,969
Accrued compensation and employee benefits	1,377	1,655
Accrued income taxes	229	146
Dividends payable	193	—
Total current liabilities	3,814	4,082
Fiduciary liabilities	5,128	4,241
Less – cash and investments held in a fiduciary capacity	(5,128)	(4,241)
	—	—
Long-term debt	5,475	4,495
Pension, post-retirement and post-employment benefits	1,948	2,076
Liabilities for errors and omissions	316	308
Other liabilities	1,006	957
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2017
and December 31, 2016	561	561
Additional paid-in capital	783	842
Retained earnings	13,113	12,388
Accumulated other comprehensive loss	(4,560)	(5,093)
Non-controlling interests	85	80
	9,982	8,778
Less – treasury shares, at cost, 49,484,693 shares at September 30, 2017
and 46,150,415 shares at December 31, 2016	(2,851)	(2,506)
Total equity	7,131	6,272
	$19,690	$18,190
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2017	2016
Operating cash flows:
Net income before non-controlling interests	$1,482	$1,354
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	234	231
Amortization of intangible assets	122	99
Adjustments and payments related to contingent consideration liability	(30)	(37)
Gain on deconsolidation of subsidiary	—	(12)
Provision for deferred income taxes	52	43
(Gain) loss on investments	(3)	2
Loss on disposition of assets	9	3
Share-based compensation expense	111	84
Changes in assets and liabilities:
Net receivables	(248)	(162)
Other current assets	(14)	(20)
Other assets	(18)	(2)
Accounts payable and accrued liabilities	11	(29)
Accrued compensation and employee benefits	(278)	(349)
Accrued income taxes	77	65
Contributions to pension and other benefit plans in excess of current year expense/credit	(337)	(214)
Other liabilities	83	(3)
Effect of exchange rate changes	(116)	59
Net cash provided by operations	1,137	1,112
Financing cash flows:
Purchase of treasury shares	(600)	(625)
Proceeds from debt	987	347
Repayments of debt	(313)	(9)
Shares withheld for taxes on vested units – treasury shares	(49)	(38)
Issuance of common stock from treasury shares	134	154
Payments of deferred and contingent consideration for acquisitions	(127)	(96)
Distributions of non-controlling interests	(14)	(12)
Dividends paid	(545)	(504)
Net cash used for financing activities	(527)	(783)
Investing cash flows:
Capital expenditures	(217)	(174)
Net sales (purchases) of long-term investments	(21)	(4)
Proceeds from sales of fixed assets	4	5
Acquisitions	(629)	(88)
Other, net	4	3
Net cash used for investing activities	(859)	(258)
Effect of exchange rate changes on cash and cash equivalents	301	(57)
Increase in cash and cash equivalents	52	14
Cash and cash equivalents at beginning of period	1,026	1,374
Cash and cash equivalents at end of period	$1,078	$1,388
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$842	$861
Change in accrued stock compensation costs	26	14
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact in 2016	(82)	(63)
Other	(3)	—
Balance, end of period	$783	$812
RETAINED EARNINGS
Balance, beginning of year	$12,388	$11,302
Net income attributable to the Company	1,463	1,332
Dividend equivalents declared – (per share amounts: $1.43 in 2017 and $1.30 in 2016)	(4)	(5)
Dividends declared – (per share amounts: $1.43 in 2017 and $1.30 in 2016)	(734)	(676)
Balance, end of period	$13,113	$11,953
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(5,093)	$(4,220)
Other comprehensive income (loss), net of tax	533	(69)
Balance, end of period	$(4,560)	$(4,289)
TREASURY SHARES
Balance, beginning of year	$(2,506)	$(1,991)
Issuance of shares under stock compensation plans and employee stock purchase plans	255	250
Purchase of treasury shares	(600)	(625)
Balance, end of period	$(2,851)	$(2,366)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$80	$89
Net income attributable to non-controlling interests	19	22
Deconsolidation of subsidiary	—	(14)
Distributions and other changes	(14)	(14)
Balance, end of period	$85	$83
TOTAL EQUITY	$7,131	$6,754
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
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career. As of September 30, 2017, Mercer had assets under delegated management of approximately $210 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three and nine month periods ended September 30, 2017 and 2016.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $184 million, primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements.
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
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on the Company's investments in private equity funds. The Company recorded a net investment loss of $2 million in the third quarter of 2017 compared to a net investment gain of less than $1 million for the same period in 2016, and net investment income of $3 million compared to a net investment loss of $2 million for the nine months ended September 30, 2017 and 2016, respectively.

Income Taxes
The Company's effective tax rate in the third quarter of 2017 was 26.2% compared with 26.8% in the third quarter of 2016. The effective tax rate for the first nine months of 2017 and 2016 was 25.9% and 28.4%, respectively. The rates reflect foreign operations which are taxed at rates below the U.S. statutory tax rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and, starting in 2017, excess tax benefits related to share-based compensation.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $65 million at December 31, 2016 to $64 million at September 30, 2017 due to settlements of audits and expirations of statutes of limitation, partially offset by current accruals. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $9 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $11 million and $8 million for the three months ended September 30, 2017 and 2016, respectively, and $28 million and $20 million for the nine months ended September 30, 2017 and 2016, respectively. The Consulting segment recorded fiduciary interest income of $2 million and $1 million for each of the three month periods ended September 30, 2017 and 2016, respectively, and $3 million and $2 million for the nine months ended September 30, 2017 and 2016, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $6.8 billion at September 30, 2017 and $7.0 billion at December 31, 2016. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Net income before non-controlling interests	$397	$384	$1,482	$1,354
Less: Net income attributable to non-controlling interests	4	5	19	22
Net income attributable to the Company	$393	$379	$1,463	$1,332
Basic weighted average common shares outstanding	512	518	514	520
Dilutive effect of potentially issuable common shares	7	5	6	5
Diluted weighted average common shares outstanding	519	523	520	525
Average stock price used to calculate common stock equivalents	$79.35	$66.98	$75.36	$62.33
There were 11.3 million and 13.6 million stock options outstanding as of September 30, 2017 and 2016, respectively.
5.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2017 and 2016.

(In millions)	2017	2016
Assets acquired, excluding cash	$852	$121
Liabilities assumed	(129)	(4)
Contingent/deferred purchase consideration	(94)	(29)
Net cash outflow for current year acquisitions	$629	$88

(In millions)	2017	2016
Interest paid	$174	$148
Income taxes paid, net of refunds	$406	$417
The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $127 million for the nine months ended September 30, 2017. This consisted of deferred purchase consideration related to prior years' acquisitions of $47 million and contingent consideration of $80 million. For the nine months ended September 30, 2016, the Company paid deferred and contingent consideration of $96 million, consisting of deferred purchase consideration related to prior years' acquisitions of $53 million and contingent consideration of $43 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the nine months ended September 30, 2017, the Company recorded a net credit for adjustments to acquisition related accounts of $3 million and made contingent consideration payments of $27 million. For the nine months ended September 30, 2016, the Company recorded a net charge for adjustments related to acquisition related accounts of $5 million and made contingent consideration payments of $42 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $88 million and $71 million for the nine months ended September 30, 2017 and 2016, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $111 million and $84 million for the nine-month periods ended September 30, 2017 and 2016, respectively.
Effective January 1, 2017, the Company adopted new accounting guidance related to share-based compensation, that requires companies to record excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement and classify excess tax benefits as an operating activity in the statement of cash flows. Prior to the adoption of this standard, the Company recorded excess tax benefits in equity in the consolidated balance sheet and as a financing activity in the consolidated statement of cash flows. For the nine months ended September 30, 2017, the adoption of this new standard reduced income tax expense in the consolidated statement of income by approximately $58 million. For the nine months ended September 30, 2016, the Company recorded an excess tax benefit of $30 million as an increase to equity in its consolidated balance sheet, which was reflected as cash provided by financing activities in the consolidated statement of cash flows.
6.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and nine-month periods ended September 30, 2017 and 2016, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2017	$30	$(3,215)	$(1,356)	$(4,541)
Other comprehensive (loss) income before reclassifications	(5)	(173)	126	(52)
Amounts reclassified from accumulated other comprehensive income	—	33	—	33
Net current period other comprehensive (loss) income	(5)	(140)	126	(19)
Balance as of September 30, 2017	$25	$(3,355)	$(1,230)	$(4,560)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2016	$6	$(2,885)	$(1,422)	$(4,301)
Other comprehensive income (loss) before reclassifications	1	36	(54)	(17)
Amounts reclassified from accumulated other comprehensive income	—	29	—	29
Net current period other comprehensive income (loss)	1	65	(54)	12
Balance as of September 30, 2016	$7	$(2,820)	$(1,476)	$(4,289)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of January 1, 2017	$19	$(3,232)	$(1,880)	$(5,093)
Other comprehensive income (loss) before reclassifications	6	(219)	650	437
Amounts reclassified from accumulated other comprehensive income	—	96	—	96
Net current period other comprehensive income (loss)	6	(123)	650	533
Balance as of September 30, 2017	$25	$(3,355)	$(1,230)	$(4,560)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of January 1, 2016	$6	$(3,124)	$(1,102)	$(4,220)
Other comprehensive income (loss) before reclassifications	1	214	(374)	(159)
Amounts reclassified from accumulated other comprehensive income	—	90	—	90
Net current period other comprehensive income (loss)	1	304	(374)	(69)
Balance as of September 30, 2016	$7	$(2,820)	$(1,476)	$(4,289)

The components of other comprehensive income (loss) for the three and nine-month periods ended September 30, 2017 and 2016 are as follows:

Three Months Ended September 30,	2017			2016
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$127	$1	$126	$(52)	$2	$(54)
Unrealized investment (losses) gains	(8)	(3)	(5)	1	—	1
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service cost (a)	—	—	—	1	1	—
Net actuarial losses (a)	43	10	33	41	12	29
Subtotal	43	10	33	42	13	29
Effect of remeasurement	3	—	3	—	—	—
Effect of settlement	1	—	1	—	—	—
Foreign currency translation (losses) gains	(215)	(38)	(177)	40	4	36
Pension/post-retirement plans (losses) gains	(168)	(28)	(140)	82	17	65
Other comprehensive (loss) income	$(49)	$(30)	$(19)	$31	$19	$12
(a) Components of net periodic pension cost are included in compensation and benefits in the consolidated statements of income. Income tax credits on prior service cost and net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2017			2016
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$652	$2	$650	$(373)	$1	$(374)
Unrealized investment gains	11	5	6	1	—	1
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service cost (a)	—	—	—	2	1	1
Net actuarial losses (a)	125	29	96	125	36	89
Subtotal	125	29	96	127	37	90
Effect of remeasurement	12	3	9	(1)	—	(1)
Effect of curtailment	(1)	—	(1)	3	1	2
Effect of settlement	2	—	2	1	—	1
Foreign currency translation (losses) gains	(277)	(49)	(228)	253	41	212
Other	(1)	—	(1)	—	—	—
Pension/post-retirement plans (losses) gains	(140)	(17)	(123)	383	79	304
Other comprehensive income (loss)	$523	$(10)	$533	$11	$80	$(69)
(a) Components of net periodic pension cost are included in compensation and benefits in the consolidated statements of income. Tax on prior service cost and net actuarial losses is included in income tax expense.

7.     Acquisitions
The Company has continued its strategy to grow its businesses and build shareholder value through strategic acquisitions. The Company’s acquisitions have been accounted for as business combinations. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective purchase closing dates. In connection with acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer lists, developed technology, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. Until final valuations are complete, any change in assumptions could affect the carrying value of tangible assets, goodwill and identifiable intangible assets.

The Risk and Insurance Services segment completed seven acquisitions during the first nine months of 2017.

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

•
August – Marsh acquired International Catastrophe Insurance Managers, LLC, a Colorado-based property and casualty insurance agent, and MMA acquired Hendrick & Hendrick, Inc., a Texas-based insurance agency.

The Consulting segment completed one acquisition during the first nine months of 2017.

•	August – Mercer acquired Jaeson Associates, a Portugal-based talent management consulting organization.
Total purchase consideration for acquisitions made during the nine months ended September 30, 2017 was $734 million, which consisted of cash paid of $640 million and deferred purchase and estimated contingent consideration of $94 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $47 million of deferred purchase consideration and $107 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2017 based on their fair values:

For the Nine Months Ended September 30, 2017
(In millions)
Cash	$640
Estimated fair value of deferred/contingent consideration	94
Total Consideration	$734
Allocation of purchase price:
Cash and cash equivalents	$11
Accounts receivable, net	17
Property, plant, and equipment	7
Other intangible assets	293
Goodwill	533
Other assets	2
Total assets acquired	863
Current liabilities	21
Other liabilities	108
Total liabilities assumed	129
Net assets acquired	$734
The following chart provides information about other intangible assets acquired during 2017:

	Amount	Weighted Average Amortization Period
Client relationships	$252	12 years
Other	41	5 years
	$293

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

Total purchase consideration for acquisitions made during the first nine months of 2016 was $119 million, which consisted of cash paid of $90 million and deferred purchase and estimated contingent consideration of $29 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first nine months of 2016, the Company also paid $53 million of deferred purchase consideration and $85 million of contingent consideration related to acquisitions made in prior years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2017	2016	2017	2016
Revenue	$3,349	$3,256	$10,416	$10,232
Net income attributable to the Company	$392	$372	$1,466	$1,320
Basic net income per share attributable to the Company	$0.77	$0.72	$2.85	$2.54
Diluted net income per share attributable to the Company	$0.76	$0.71	$2.82	$2.52
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine-month periods ended

September 30, 2017 include approximately $40 million and $103 million of revenue, respectively, and an operating loss of $1 million and operating income of $16 million, respectively, related to acquisitions made in 2017.
8.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considers numerous factors, which include whether the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2017 and concluded that a two-step goodwill impairment test was not required in 2017 and that goodwill was not impaired.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions)	2017	2016
Balance as of January 1, as reported	$8,369	$7,889
Goodwill acquired	533	74
Other adjustments(a)	198	12
Balance at September 30,	$9,100	$7,975

(a)	The increase in 2017 primarily reflects the impact of foreign exchange.
Goodwill allocable to the Company’s reportable segments at September 30, 2017 is as follows: Risk and Insurance Services, $6.5 billion and Consulting, $2.6 billion.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
The gross cost and accumulated amortization at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017			December 31, 2016
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,679	$487	$1,192	$1,390	$392	$998
Other (a)	231	103	128	204	76	128
Amortized intangibles	$1,910	$590	$1,320	$1,594	$468	$1,126
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the nine months ended September 30, 2017 and 2016 was $122 million and $99 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2017 (excludes amortization through September 30, 2017)	$50
2018	176
2019	166
2020	145
2021	135
Subsequent years	648
$1,320

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/17	12/31/16	09/30/17	12/31/16	09/30/17	12/31/16	09/30/17	12/31/16
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$99	$89	$—	$—	$—	$—	$99	$89
Mutual funds(a)	143	141	—	—	—	—	143	141
Money market funds(b)	54	22	—	—	—	—	54	22
Total assets measured at fair value	$296	$252	$—	$—	$—	$—	$296	$252
Fiduciary Assets:
Money market funds	$50	$90	$—	$—	$—	$—	$50	$90
Total fiduciary assets measured at fair value	$50	$90	$—	$—	$—	$—	$50	$90
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$170	$241	$170	$241
Total liabilities measured at fair value	$—	$—	$—	$—	$170	$241	$170	$241

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in cash and cash equivalents in the consolidated balance sheets.

(c)	Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the nine-month period ended September 30, 2017, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of September 30, 2017 and 2016 that represent contingent consideration related to acquisitions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Balance at beginning of period,	$203	$279	$241	$309
Additions	2	1	36	9
Payments	(42)	(35)	(107)	(85)
Revaluation Impact	5	(13)	(3)	5
Other (a)	2	—	3	(6)
Balance at September 30,	$170	$232	$170	$232
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and EBITDA for the acquired entities in relation to the established targets and is reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net decrease in the estimated fair value of such liabilities for prior-period acquisitions of $3 million in the nine-month period ended September 30, 2017. A 5% increase in the above mentioned projections would increase the liability by approximately $18 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $19 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $405 million and $389 million at September 30, 2017 and December 31, 2016, respectively.

Private Equity Investments
The Company's investments in private equity funds were $72 million and $79 million at September 30, 2017 and December 31, 2016, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets.
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of September 30, 2017, the carrying value of the Company’s investment in Alexander Forbes was approximately $268 million. As of September 30, 2017, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the September 30, 2017 closing share price of 6.75 South African Rand per share, was approximately $225 million. The Company considered several factors in assessing its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. During the first nine months of 2017, the daily closing share price ranged from a high of 7.89 Rand (in early January) to a low of 5.99 Rand (in late April). During the third quarter of 2017, the Alexander Forbes average opening and closing stock price was approximately 6.75 Rand (approximately 90% of the original purchase price) and ranged from 6.40 Rand to 7.28 Rand (approximately 85% to 97% of the purchase price). Based on its assessment of the factors discussed above, the Company determined the investment was not impaired.
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
Benefitfocus: On February 24, 2015, the Company purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. Until December 31, 2016, the Company accounted for this investment under the cost method of accounting as the shares purchased were categorized as restricted. Effective December 31, 2016, these shares were no longer considered restricted for the purpose of determining if they are marketable securities under applicable accounting guidance, and are now accounted for as available for sale securities and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ as of September 30, 2017 was approximately $95 million. During the first nine months of 2017 an unrealized gain related to these shares of approximately $11 million was recorded in other comprehensive income.
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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at September 30, 2017, the actual allocation for the Company's U.S. Plan was 65% equities and equity alternatives and 35% fixed income. The target allocation for the U.K. plans at September 30, 2017 was 46% equities and equity alternatives and 54% fixed income. At September 30, 2017, the actual allocation for the U.K. Plans was 47% equities and equity alternatives and 53% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2016. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2017	2016	2017	2016
Service cost	$19	$43	$—	$1
Interest cost	125	132	1	—
Expected return on plan assets	(232)	(232)	—	—
Amortization of prior service cost	—	1	1	1
Recognized actuarial loss	42	43	—	—
Net periodic benefit (credit) cost	$(46)	$(13)	$2	$2
Settlement loss	1	—	—	—
Total (credit) cost	$(45)	$(13)	$2	$2

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Service cost	$56	$133	$—	$1
Interest cost	371	407	3	3
Expected return on plan assets	(686)	(715)	—	—
Amortization of prior service (credit) cost	(1)	—	2	3
Recognized actuarial loss (gain)	125	127	—	(1)
Net periodic benefit (credit) cost	$(135)	$(48)	$5	$6
Curtailment gain	(1)	(5)	—	—
Settlement loss	2	1	—	—
Total (credit) cost	$(134)	$(52)	$5	$6

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2017	2016	2017	2016
Service cost	$—	$26	$—	$—
Interest cost	66	66	—	—
Expected return on plan assets	(89)	(95)	—	—
Amortization of prior service cost	—	—	1	1
Recognized actuarial loss	9	19	—	—
Net periodic benefit (credit) cost	$(14)	$16	$1	$1

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Service cost	$—	$79	$—	$—
Interest cost	198	198	1	1
Expected return on plan assets	(268)	(285)	—	—
Amortization of prior service cost	—	—	3	3
Recognized actuarial loss (gain)	28	55	(1)	(1)
Net periodic benefit (credit) cost	$(42)	$47	$3	$3

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

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2017	2016	2017	2016
Service cost	$19	$17	$—	$1
Interest cost	59	66	1	—
Expected return on plan assets	(143)	(137)	—	—
Amortization of prior service cost	—	1	—	—
Recognized actuarial loss	33	24	—	—
Net periodic benefit (credit) cost	$(32)	$(29)	$1	$1
Settlement loss	1	—	—	—
Total (credit) cost	$(31)	$(29)	$1	$1

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Service cost	$56	$54	$—	$1
Interest cost	173	209	2	2
Expected return on plan assets	(418)	(430)	—	—
Amortization of prior service credit	(1)	—	(1)	—
Recognized actuarial loss	97	72	1	—
Net periodic benefit (credit) cost	$(93)	$(95)	$2	$3
Curtailment gain	(1)	(5)	—	—
Settlement loss	2	1	—	—
Total (credit) cost	$(92)	$(99)	$2	$3
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
September 30,	2017	2016	2017	2016
Weighted average assumptions:
Expected return on plan assets	6.64%	7.07%	—	—
Discount rate	3.40%	4.11%	3.64%	4.12%
Rate of compensation increase*	1.77%	2.44%	—	—
*The 2017 assumption does not include a rate of compensation increase for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016.

The Company made approximately $193 million of contributions to its U.S. and non-U.S. defined benefit plans in the first nine months of 2017. The Company expects to contribute approximately $63 million to its U.S. pension and non-U.S. pension plans during the remainder of 2017.
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, the most significant being in the U.S. and the U.K. The cost of these U.S. and U.K. defined contribution plans was $99 million and $56 million, respectively, for the nine months ended September 30, 2017.
11.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2017	December 31, 2016
Short-term:
Commercial paper	$—	$50
Current portion of long-term debt	13	262
	13	312
Long-term:
Senior notes – 2.30% due 2017	—	250
Senior notes – 2.55% due 2018	250	249
Senior notes – 2.35% due 2019	299	299
Senior notes – 2.35% due 2020	498	497
Senior notes – 4.80% due 2021	498	498
Senior notes – 2.75% due 2022	496	—
Senior notes – 3.30% due 2023	347	347
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	596	596
Senior notes – 3.50% due 2025	496	495
Senior notes – 3.75% due 2026	596	596
Senior notes – 5.875% due 2033	297	297
Senior notes – 4.35% due 2047	492	—
Mortgage – 5.70% due 2035	373	382
Other	2	3
	5,488	4,757
Less current portion	13	262
	$5,475	$4,495
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at September 30, 2017.
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
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2017.

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

	September 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$13	$13	$312	$313
Long-term debt	$5,475	$5,720	$4,495	$4,625
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
12.    Restructuring Costs
The Company recorded total restructuring costs of $32 million in the first nine months of 2017, primarily for severance at Mercer, Marsh and Corporate, as well as future rent under non-cancelable leases at Corporate. These costs were incurred in Risk and Insurance Services ($7 million), Consulting ($18 million) and Corporate ($7 million).
Details of the restructuring activity from January 1, 2016 through September 30, 2017, which includes liabilities from actions prior to 2017, are as follows:

(In millions)	Liability at 1/1/16	Amounts Accrued	Cash Paid	Other	Liability at 12/31/16	Amounts Accrued	Cash Paid	Other	Liability at 9/30/17
Severance	$15	$40	$(22)	$(1)	$32	$24	$(42)	$—	$14
Future rent under non-cancelable leases and other costs	78	4	(17)	(4)	61	8	(15)	1	55
Total	$93	$44	$(39)	$(5)	$93	$32	$(57)	$1	$69
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
13.    Common Stock
During the first nine months of 2017, the Company repurchased approximately 8.0 million shares of its common stock for consideration of $600 million. During the first nine months of 2016, the Company repurchased approximately 10.0 million shares of its common stock for consideration of $625 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of September 30, 2017, the Company remained authorized to repurchase up to approximately $1.8 billion in shares of its common stock. There is no time limit on the authorization.
The Company issued approximately 4.6 million and 4.5 million shares related to stock compensation and employee stock purchase plans during the first nine months of 2017 and 2016, respectively.

14.    Claims, Lawsuits and Other Contingencies
Litigation Matters
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims may seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims in accordance with FASB guidance on Contingencies - Loss Contingencies, the Company uses case level reviews by inside and outside counsel, and internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable.
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
Risk and Insurance Services Segment
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
In October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including Marsh, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area ("EEA"), as well as possible coordination between competitors." In light of the action taken by the European Commission, the FCA informed Marsh Limited at the same time that it has discontinued its investigation under U.K. competition law into the aviation insurance and reinsurance sector.
In July 2017, the Directorate-General for Competition of the European Commission together with the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other industry participants in Dublin in connection with an investigation regarding the "possible participation in anticompetitive agreements and/or concerted practices contrary to [E.U. competition law] in the market for commercial motor insurance in the Republic of Ireland."
We are cooperating with these investigations and are conducting our own reviews. As these investigations are at early stages, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Consulting Segment
In June 2017, the FCA issued a final report in connection with a market study of the U.K. asset management industry, which includes asset managers and investment consultants, including Mercer. Following the report, in September 2017, the FCA announced its decision to refer the investment consulting and fiduciary management markets to the U.K. Competition & Markets Authority (the "CMA") for a market investigation. The CMA expects to conclude its investigation of the investment consulting and fiduciary management markets by March 2019.

In the ordinary course of business, the Company is also subject to other investigations, subpoenas, lawsuits and other regulatory actions undertaken by governmental authorities.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2017, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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

* * * *
The pending proceedings described above and other matters not explicitly described in this Note 14 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages, fines, penalties or other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with FASB guidance on Contingencies - Loss Contingencies. Except as described above, the Company is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.

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
Selected information about the Company’s operating segments for the three and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2017–
Risk and Insurance Services	$1,763	(a)	$314	$5,668	(c)	$1,455
Consulting	1,587	(b)	329	4,705	(d)	853
Total Operating Segments	3,350		643	10,373		2,308
Corporate / Eliminations	(9)		(46)	(34)		(138)
Total Consolidated	$3,341		$597	$10,339		$2,170
2016–
Risk and Insurance Services	$1,632	(a)	$315	$5,350	(c)	$1,340
Consulting	1,513	(b)	308	4,530	(d)	838
Total Operating Segments	3,145		623	9,880		2,178
Corporate / Eliminations	(10)		(51)	(33)		(147)
Total Consolidated	$3,135		$572	$9,847		$2,031

(a)
Includes inter-segment revenue of $1 million in both 2017 and 2016, interest income on fiduciary funds of $11 million and $8 million in 2017 and 2016, respectively, and equity method income of $2 million and $4 million in 2017 and 2016, respectively.

(b)
Includes inter-segment revenue of $8 million and $9 million in 2017 and 2016, respectively, interest income on fiduciary funds of $2 million in 2017 and $1 million in 2016, respectively, and equity method income of $3 million in 2017 and $5 million in 2016, respectively.

(c)
Includes inter-segment revenue of $5 million in both 2017 and 2016, interest income on fiduciary funds of $28 million and $20 million in 2017 and 2016, respectively, and equity method income of $11 million in both 2017 and 2016.

(d)
Includes inter-segment revenue of $29 million and $28 million in 2017 and 2016, respectively, interest income on fiduciary funds of $3 million in 2017 and $2 million in 2016, respectively, and equity method income of $12 million in 2017 and $14 million in 2016, respectively.

Details of operating segment revenue for the three and nine-month period ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Risk and Insurance Services
Marsh	$1,490	$1,370	$4,713	$4,427
Guy Carpenter	273	262	955	923
Total Risk and Insurance Services	1,763	1,632	5,668	5,350
Consulting
Mercer	1,149	1,109	3,335	3,227
Oliver Wyman Group	438	404	1,370	1,303
Total Consulting	1,587	1,513	4,705	4,530
Total Operating Segments	3,350	3,145	10,373	9,880
Corporate / Eliminations	(9)	(10)	(34)	(33)
Total	$3,341	$3,135	$10,339	$9,847
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
In January 2017, the FASB issued new guidance to simplify the test for goodwill impairment. The new guidance eliminates the second step in the current two-step goodwill impairment process, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill for that reporting unit. The new guidance requires a one-step impairment test, in which the goodwill impairment charge is based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance should be applied on a prospective basis with the nature of and reason for the change in accounting principle disclosed upon transition. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.
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
In October 2016, the FASB also issued new guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.
In August 2016, the FASB issued new guidance which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including cash payments for debt prepayments or debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented unless retrospective application is impracticable. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on its statement of cash flows.
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
In January 2016, the FASB issued new guidance intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company holds certain equity investments that are currently treated as available for sale securities, whereby the mark to market change is recorded to other comprehensive income in its consolidated balance sheet. The adoption of this new standard will impact the Company's results of operations, since the mark to market change to certain of its equity investments will be recorded in the consolidated income statement (See Note 9).

New Revenue Recognition Pronouncement
In May 2014, the FASB issued new accounting guidance to clarify the principles for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity should apply the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance includes requirements to estimate variable or contingent consideration, which will result in revenue being recognized earlier than legacy GAAP. In addition, the guidance requires the capitalization and amortization of certain expenses which were expensed as incurred under legacy GAAP. As discussed in more detail below, the Company expects that once the standard is adopted as of January 1, 2018 revenue will shift among quarters, but does not expect a significant year-over-year impact on annual revenue.
The Company expects there will be significant movement in the quarterly timing of revenue recognition in the Risk and Insurance Services segment. In particular, under the new standard the recognition of revenue in the Company’s reinsurance broking operations will be accelerated from historical patterns. Currently, revenue related to most reinsurance placements is recognized on the later of billing or effective date as premiums are written and attached to the reinsurance treaties. This typically results in revenue being recognized over a 12 to 24 month period. Under the new guidance, revenue will be recognized largely at the policy effective date. In the insurance brokerage operations, revenue from commission based arrangements will continue to be recorded at the policy effective date, while the timing of revenue recognition for certain fee based arrangements will shift among quarters. However since the vast majority of our fee arrangements involve contracts that cover a single year of services, the Company does not believe there will be a significant change to the amount of revenue recognized in an annual period once the standard is adopted.
The Company believes application of the new standard in the Consulting segment will not materially change the existing timing of revenue recognition in quarterly or annual periods. The conclusions will be completed following a final review of customer arrangement legal terms and conditions in certain non-U.S. locations.
The Company expects that certain costs that are currently expensed will be capitalized as costs to obtain or costs to fulfill customer contracts under the new standard. Incremental costs to obtain a contract would generally be amortized over the expected life of the underlying customer relationship under the new guidance. The Company currently expenses those costs as incurred.
In Risk and Insurance Services, certain pre-placement costs will be deferred and "amortized" when the related services are transferred, generally over a period of one year or less. As such, the Company expects the recognition of costs to shift among quarters, but similar to the revenue impact discussed above, does not expect a significant impact on year over year expenses once the standard is adopted.
In several of its businesses, the Company incurs implementation costs necessary to facilitate the delivery of the contracted services. Although certain implementation costs are deferred under current GAAP, the Company has concluded that some additional implementation costs currently expensed under GAAP will be deferred. In addition, the amortization period for these costs will have a longer amortization period which includes the initial contract plus expected renewals. Currently, these deferred implementation costs are amortized over the initial contract term. The Company has not yet fully quantified the impact of the changes discussed above. However, the Company expects that it will recognize a significant amount of contract assets and/or receivables upon implementation of the standard, related to both capitalized costs to obtain and fulfill contracts, as well as commissions related to reinsurance brokerage activity.
The Company is currently designing and implementing changes in processes, controls and systems necessary to support the new revenue recognition requirements.
Entities are permitted to adopt the guidance under one of the following methods: the "full retrospective" method, which applies the guidance to each period presented (prior years restated) or the "modified retrospective" method in which the guidance is only applied to the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings. The Company will adopt the new guidance effective January 1, 2018 and expects to use the modified retrospective method.

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
In April 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance requires that companies record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement and classify excess tax benefits as an operating activity in the statement of cash flows. The Company adopted this new guidance prospectively, effective January 1, 2017 and prior periods have not been adjusted. For the nine months ended September 30, 2017, the adoption of this new standard reduced income tax expense in the consolidated statement of income by approximately $58 million. For the nine months ended September 30, 2016, the Company recorded an excess tax benefit of $30 million as an increase to equity in its consolidated balance sheet, which was reflected as cash provided by financing activities in the consolidated statement of cash flows.
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

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2017	2016	2017	2016
Revenue	$3,341	$3,135	$10,339	$9,847
Expense:
Compensation and Benefits	1,906	1,817	5,786	5,543
Other Operating Expenses	838	746	2,383	2,273
Operating Expenses	2,744	2,563	8,169	7,816
Operating Income	597	572	2,170	2,031
Net Income Before Non-Controlling Interests	397	384	1,482	1,354
Net Income Attributable to the Company	$393	$379	$1,463	$1,332
Net Income Per Share Attributable to the Company:
Basic	$0.77	$0.73	$2.85	$2.56
Diluted	$0.76	$0.73	$2.81	$2.54
Average Number of Shares Outstanding:
Basic	512	518	514	520
Diluted	519	523	520	525
Shares Outstanding at September 30	511	516	511	516
The Company's consolidated operating income of $597 million in the third quarter of 2017 increased 4% compared to the prior year period. This reflects the impact of a 7% increase in both revenue and expense. Diluted net income per share attributable to the Company increased 4% when compared to prior year period.
Consolidated operating income was approximately $2.2 billion in the first nine months of 2017, an increase of 7% compared with the first nine months of 2016, reflecting 5% growth in revenue and expenses. Net income attributable to the Company increased 10% reflecting the increase in operating income as well as the impact of a credit to income tax expense related to the required change in accounting for share based awards, partially offset by higher interest expense. Diluted net income per share attributable to the Company increased 11% to $2.81 compared to $2.54 in 2016, reflecting a $131 million increase in net income attributable to the Company as well as a 1% decrease in the average number of diluted shares outstanding.
The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters. In addition, in accordance with the change in accounting for stock compensation, the excess tax benefits for unvested shares and unexercised stock options are no longer included in the calculation of common stock equivalents ("CSEs") under the Treasury stock method. This had the effect of increasing CSEs by approximately 1.7 million shares.

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

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Risk and Insurance Services
Marsh	$1,482	$1,364	9%	—	6%	3%
Guy Carpenter	270	260	4%	—	—	4%
Subtotal	1,752	1,624	8%	—	5%	3%
Fiduciary Interest Income	11	8
Total Risk and Insurance Services	1,763	1,632	8%	—	5%	3%
Consulting
Mercer	1,149	1,109	4%	1%	3%	—
Oliver Wyman Group	438	404	8%	1%	—	7%
Total Consulting	1,587	1,513	5%	1%	2%	2%
Corporate / Eliminations	(9)	(10)
Total Revenue	$3,341	$3,135	7%	1%	3%	3%

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Marsh:
EMEA	$426	$394	8%	2%	8%	(2)%
Asia Pacific	164	153	7%	—	—	7%
Latin America	95	88	8%	(3)%	3%	9%
Total International	685	635	8%	1%	5%	2%
U.S. / Canada	797	729	9%	—	6%	3%
Total Marsh	$1,482	$1,364	9%	—	6%	3%
Mercer:
Defined Benefit Consulting & Administration	$336	$351	(5)%	1%	—	(5)%
Investment Management & Related Services	194	154	26%	3%	14%	10%
Total Wealth	530	505	5%	1%	4%	(1)%
Health	401	397	1%	1%	—	—
Career	218	207	5%	1%	3%	2%
Total Mercer	$1,149	$1,109	4%	1%	3%	—

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Risk and Insurance Services
Marsh	$4,692	$4,411	6%	(1)%	4%	3%
Guy Carpenter	948	919	3%	(1)%	—	4%
Subtotal	5,640	5,330	6%	(1)%	4%	3%
Fiduciary Interest Income	28	20
Total Risk and Insurance Services	5,668	5,350	6%	(1)%	4%	3%
Consulting
Mercer	3,335	3,227	3%	(1)%	2%	2%
Oliver Wyman Group	1,370	1,303	5%	(1)%	—	6%
Total Consulting	4,705	4,530	4%	(1)%	2%	3%
Corporate / Eliminations	(34)	(33)
Total Revenue	$10,339	$9,847	5%	(1)%	3%	3%

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
(In millions)	2017	2016
Marsh:
EMEA	$1,512	$1,443	5%	(2)%	7%	1%
Asia Pacific	484	482	1%	—	(7)%	7%
Latin America	274	252	9%	(1)%	4%	7%
Total International	2,270	2,177	4%	(2)%	3%	3%
U.S. / Canada	2,422	2,234	8%	—	5%	3%
Total Marsh	$4,692	$4,411	6%	(1)%	4%	3%
Mercer:
Defined Benefit Consulting & Administration	$1,010	$1,083	(7)%	(2)%	(2)%	(3)%
Investment Management & Related Services	572	454	26%	1%	15%	10%
Total Wealth	1,582	1,537	3%	(1)%	3%	1%
Health	1,239	1,207	3%	(1)%	1%	2%
Career	514	483	6%	(1)%	3%	4%
Total Mercer	$3,335	$3,227	3%	(1)%	2%	2%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability, such as: acquisitions, dispositions and transfers among businesses and the deconsolidation of Marsh India.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the third quarter of 2017 was $3.3 billion, an increase of 7%, or 3% on an underlying basis, with increases of 3% from the impact of acquisitions and 1% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the third quarter of 2017 was $1.8 billion, an increase of 8% from the same period last year and 3% on an underlying basis. Consulting revenue of $1.6 billion in the third quarter of 2017 increased 5%, or 2% on an underlying basis.
For the first nine months of 2017, consolidated revenue increased 5% or 3% on an underlying basis. Risk and Insurance Services revenue increased 6% from the same period in 2016, or 3% on an underlying basis. Consulting revenue increased 4% compared with the nine-month period last year, or 3% on an underlying basis.

Operating Expense
Consolidated operating expense in the third quarter increased 7% compared with the same period last year, reflecting a 2% increase on an underlying basis, a 4% increase from acquisitions, and a 1% increase from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salaries and identified intangible amortization, as well as a charge in 2017 related to the settlement of the final legacy litigation, originally filed in 2006, regarding Marsh's use of market service agreements.
Expenses for the nine months of 2017 increased 5% compared with the same period in 2016, reflecting a 2% increase on an underlying basis and a 4% increase from acquisitions, partly offset by a 1% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to the items discussed above, as well as higher severance related costs, partly offset by lower costs related to liabilities for errors and omissions.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Revenue	$1,763	$1,632	$5,668	$5,350
Compensation and Benefits	999	924	2,947	2,779
Other Expenses	450	393	1,266	1,231
Expense	1,449	1,317	4,213	4,010
Operating Income	$314	$315	$1,455	$1,340
Operating Income Margin	17.8%	19.2%	25.7%	25.0%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2017 was $1.8 billion, an increase of 8% as compared to the same period last year, reflecting a 3% increase in underlying revenue and a 5% increase related to acquisitions, while the impact of foreign currency translation was flat.
In Marsh, revenue in the third quarter of 2017 was $1.5 billion, an increase of 9% compared with the same quarter of the prior year, reflecting an increase in underlying revenue of 3% and a 6% increase from acquisitions. Revenue in international operations grew 2% on an underlying basis, with growth of 7% in Asia Pacific and 9% in Latin America, partly offset by a decrease of 2% in EMEA. In U.S./Canada, underlying revenue increased 3% compared to prior year. Guy Carpenter's third quarter revenue increased 4% on both a reported and underlying basis.
Revenue in the Risk and Insurance Services segment increased 6% in the first nine months of 2017 compared with 2016, or 3% on an underlying basis. In Marsh, underlying revenue increased 3% in U.S./Canada. The international division increased 3% on an underlying basis, reflecting a 1% increase in EMEA, a 7% increase in Asia Pacific and a 7% increase in Latin America.
Expense
Expenses in the Risk and Insurance Services segment increased 10% in the third quarter of 2017 compared with the same period last year, reflecting increases of 4% in underlying expenses, 5% related to acquisitions, and 1% from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salaries, incentive compensation costs and identified intangible amortization, as well as a charge in 2017 related to the settlement of the final legacy litigation, originally filed in 2006, regarding Marsh's use of market service agreements.
Expenses for the nine month period of 2017 increased 5% compared to the prior year, reflecting increases of 2% in underlying expenses and 4% related to acquisitions, partly offset by a 1% decrease from the impact of foreign currency translation. The underlying expense increase is primarily due to the items discussed above, partly offset by lower contingent consideration related to acquisitions and lower costs related to liabilities for errors and omissions.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Revenue	$1,587	$1,513	$4,705	$4,530
Compensation and Benefits	825	807	2,583	2,506
Other Expenses	433	398	1,269	1,186
Expense	1,258	1,205	3,852	3,692
Operating Income	$329	$308	$853	$838
Operating Income Margin	20.7%	20.4%	18.1%	18.5%
Revenue
Revenue in the Consulting segment in the third quarter of 2017 was $1.6 billion, an increase of 5% compared to the same period last year, reflecting a 2% increase in underlying revenue, a 2% increase related to acquisitions and a 1% increase from the impact of foreign currency translation.
Effective January 1, 2017, Mercer established a Wealth business reflecting a unified client strategy for its former Retirement and Investments businesses.
Mercer's revenue of approximately $1.1 billion increased 4% compared to the prior year on a reported basis, and was flat on an underlying basis. On an underlying basis, revenue in Career increased 2% while Health was flat and Wealth decreased 1%. Within Wealth, Investment Management & Related Services increased 10% and Defined Benefit Consulting & Administration decreased 5% compared to the same period last year. Oliver Wyman's revenue increased 8% to $438 million in the third quarter of 2017 compared to the same period last year, reflecting a 7% increase on an underlying basis and a 1% increase from the impact of foreign currency translation.
Consulting revenue in the first nine months of 2017 increased 4%. Underlying revenue increased 3% with underlying growth of 2% at Mercer and 6% at Oliver Wyman.
Expense
Consulting expenses in the third quarter of 2017 increased 4% as compared to the third quarter of 2016. This reflects increases of 3% from acquisitions and 1% from the impact of foreign currency translation. Underlying expense increased 1% in the third quarter of 2017 compared to the same period in 2016, reflecting the impact of higher base salaries, higher asset based fees and outside service costs, partly offset by lower incentive compensation costs.
Underlying expenses for the nine months of 2017 increased 2% as compared to 2016, primarily due to the items discussed above, higher severance costs related to the Mercer business restructuring, partly offset by lower costs related to liabilities for errors and omissions.
Corporate and Other
Corporate expenses were $46 million and $51 million for the third quarter of 2017 and 2016, respectively. For the first nine months of 2017, corporate expenses were $138 million compared with $147 million for the same period last year. The decrease in expenses is primarily due to lower outside service and occupancy costs.
Interest
Interest income earned on corporate funds was $2 million in the third quarter of 2017 compared with less than $1 million for the same period in 2016, and $6 million for the nine month periods of 2017 compared to $4 million for the same period in 2016. Interest expense increased $13 million in the third quarter of 2017 compared with the third quarter of 2016 and increased $37 million for the nine months of 2017 compared with the same period last year. The increase in interest expense is primarily due to higher average debt outstanding in 2017.
Investment Income (Loss)
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investments in private equity funds. The

Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds. The Company had a net investment loss of $2 million in the third quarter of 2017 compared to a net investment gain of less than $1 million for the same period in 2016. For the first nine months of 2017, the Company recorded net investment income of $3 million compared to a net investment loss of $2 million for the nine months of 2016.
Income Taxes
The Company's effective tax rate in the third quarter of 2017 was 26.2% compared to 26.8% in the third quarter of 2016. The effective tax rate for the first nine months of 2017 was 25.9% compared with 28.4% for the first nine months of 2016. The rates reflect foreign operations taxed at rates below the U.S. statutory tax rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, non-taxable adjustments to contingent acquisition consideration and, starting in 2017, excess tax benefits related to share-based compensation. The excess tax benefit related to share based payments is the most significant discrete item, reducing the effective tax rate by 1.9% in the third quarter of 2017 and 2.9% for the nine months of 2017.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. U.S. federal and state corporate tax rates substantially exceed tax rates applicable in most jurisdictions outside the U.S. A significant portion of the Company's profits are earned outside the U.S. In 2017, the forecasted pre-tax income in the U.K., Barbados, Canada, Australia, and Germany, is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 23%, 0.3%, 27%, 30%, and 32%, respectively. Consequently, continued improvement in the profitability of the Company's U.S.-based operations would tend to result in higher effective tax rates. Losses in one jurisdiction, generally, cannot offset earnings in another, and within certain jurisdictions profits and losses may not offset between entities. Consequently, losses in certain jurisdictions may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. Discussions continue within Congress and the Administration about broad reform of the corporate tax system in the U.S. It is not possible to predict the ultimate outcome of these discussions. Future legislation could have a material impact on our effective tax rate and consolidated financial statements due to reforms that could include changes in the corporate tax rate, changes in the way U.S. corporations are taxed on foreign earnings and eliminations of certain corporate deductions.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $65 million at December 31, 2016 to $64 million at September 30, 2017 due to settlements of audits and expirations of statutes of limitation, partially offset by current accruals. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $9 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2016, the Company had approximately $850 million of cash and cash equivalents in its foreign operations, substantially all of which is considered to be permanently invested in those operations to fund foreign investments and working capital needs. The $850 million of non-U.S. cash and cash equivalents considered permanently reinvested includes $169 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings. While management does not foresee a need to repatriate the funds which are currently deemed permanently invested, if facts or circumstances change, management could elect to repatriate them, if necessary, which could result in higher effective tax rates in the future. In the first nine months of 2017, the Company recorded foreign currency translation adjustments which increased net equity by approximately $650 million.
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
Operating Cash Flows
The Company generated $1.1 billion of cash from operations for both nine month periods ended September 30, 2017 and 2016. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first nine months of 2017, the Company contributed $166 million to its non-U.S. defined benefit pension plans and $27 million to its U.S. defined benefit pension plans. In the first nine months of 2016, the Company contributed $139 million to its non-U.S. defined benefit pension plans and $20 million to its U.S. defined benefit pension plans.
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
The Company expects to fund an additional $58 million to its non-U.S. defined benefit plans over the remainder of 2017, comprising approximately $27 million to plans outside of the U.K. and $31 million to the U.K. plans. The Company also expects to fund an additional $5 million to its U.S. defined benefit plans during the remainder of 2017.
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
The Defined Benefit Pension Plans in the U.K. allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy under applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the sum of service cost plus interest cost components of net period pension cost of a plan for the year ("settlement thresholds"). Based on the amount of lump sum payments through September 30, 2017, plus estimates of projected lump sum payments through December 31, 2017, it is likely the lump sum payments will exceed the settlement thresholds in one or more of the U.K. plans. If the settlement thresholds are reached in the fourth quarter in one or more of the plans, we expect it will result in a non-cash settlement charge of $30-$50 million or more. The amount of the charge will depend on the actual participant elections for lump sum settlements paid through December 31, 2017.
Financing Cash Flows
Net cash used for financing activities was $527 million for the nine-month period ended September 30, 2017, compared with $783 million net cash used by such activities for the same period in 2016.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at September 30, 2017.
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
Credit Facilities
The Company and certain of its subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2017.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
Share Repurchases
During the first nine months of 2017, the Company repurchased 8.0 million shares of its common stock for total consideration of $600 million at an average price per share of $75.44. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of September 30, 2017, the Company remained authorized to purchase shares of its common stock up to a value of approximately $1.8 billion. There is no time limit on this authorization.
During the first nine months of 2016, the Company repurchased approximately 10.0 million shares of its common stock for consideration of $625 million.
Contingent payments related to acquisitions
During the first nine months of 2017, the Company paid $107 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $80 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $27 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $170 million for acquisitions completed in the first nine months of 2017 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2017.
The Company paid deferred purchase consideration related to prior years' acquisitions of $47 million in the first nine months of 2017. Remaining deferred cash payments of approximately $126 million for acquisitions completed in the first nine months of 2017 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2017.
In the first nine months of 2016, the Company paid $85 million of contingent payments related to acquisitions made in prior periods. Of this amount, $43 million was reported as financing cash flows and $42 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $545 million ($1.055 per share) during the first nine months of 2017, as compared with $504 million ($0.96 per share) during the first nine months of 2016.
Investing Cash Flows
Net cash used for investing activities amounted to $859 million in the first nine months of 2017, compared with $258 million used during the same period in 2016.
The Company paid $629 million and $88 million, net of cash acquired, for acquisitions it made during the first nine months of 2017 and 2016, respectively.
The Company used cash of $217 million to purchase fixed assets and capitalized software in the first nine months of 2017, compared with $174 million in the first nine months of 2016, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $65 million in five private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2017:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$13	13	—	—	—
Long-term debt	5,512	—	1,077	1,030	3,405
Interest on long-term debt	1,959	206	387	325	1,041
Net operating leases	1,928	309	508	397	714
Service agreements	234	138	90	6	—
Other long-term obligations	324	107	209	5	3
Total	$9,970	$773	$2,271	$1,763	$5,163
The above does not include unrecognized tax benefits of $64 million, in accordance with FASB guidance on accounting for uncertain tax positions, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $3 million that may become payable within one year. The above does not include the indemnified liabilities discussed in Note 14 as the Company is unable to reasonably predict the timing of settlement of those liabilities. The above does not include net pension liabilities for underfunded plans of approximately $1.8 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The Company expects to contribute approximately $5 million and $58 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2017.
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
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2017
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,078
Fiduciary cash and investments	$5,128
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 10 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2016, the Company estimates net operating income would increase or decrease by approximately $59 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at September 30, 2017 hold constant for the rest of 2017, the Company estimates the year-over-year impact from conversion of foreign currency earnings will increase full year net operating income by approximately $7 million.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds. Investments of approximately $115 million are classified as available for sale, which includes the Company's investment in Benefitfocus. Approximately $61 million are accounted for using the cost method and $405 million are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of September 30, 2017, the carrying value of the Company’s investment in Alexander Forbes was $268 million. As of September 30, 2017, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the September 30, 2017 closing share price of 6.75 South African Rand per share, was approximately $225 million. The Company considered several factors in assessing its investment in Alexander Forbes for impairment, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. During the first nine months of 2017, the daily closing price ranged from a high of 7.89 Rand (in early January) to a low of 5.99 Rand (in late April). During the third quarter of 2017, the Alexander Forbes average opening and closing stock price was approximately 6.75 Rand (approximately 90% of the original purchase price) and ranged from 6.40 Rand to 7.28 Rand (approximately 85% to 97% of the purchase price). Based on its assessment of the factors discussed above, the Company determined the investment was not impaired.
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
In October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including Marsh, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area ("EEA"), as well as possible coordination between competitors." In light of the action taken by the European Commission, the FCA informed Marsh Limited at the same time that it has discontinued its investigation under U.K. competition law into the aviation insurance and reinsurance sector.
In July 2017, the Directorate-General for Competition of the European Commission together with the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other industry participants in Dublin in connection with an investigation regarding the "possible participation in anticompetitive agreements and/or concerted practices contrary to [E.U. competition law] in the market for commercial motor insurance in the Republic of Ireland."
We are cooperating with these investigations and are conducting our own reviews. As these investigations are at early stages, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 2.6 million shares of its common stock for $200 million during the third quarter of 2017. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of September 30, 2017, the Company remained authorized to repurchase up to approximately $1.8 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	914,641	$78.4382	914,641	$1,969,009,378
August 1-31, 2017	1,272,689	$77.8602	1,272,689	$1,869,917,605
September 1-30, 2017	361,716	$80.3440	361,716	$1,840,855,893
Total	2,549,046	$78.4200	2,549,046	$1,840,855,893
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

Date:	October 27, 2017	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 27, 2017	/s/ Robert J. Rapport
Robert J. Rapport
Senior Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement, effective as of February 22, 2017, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser

10.2	Letter Agreement, effective as of July 12, 2017, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase