Form 10-K
period 2017-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2018-02-22
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $39,350,425,982 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2017.
As of February 19, 2018, there were outstanding 507,621,360 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•
the impact of any investigations, reviews, market studies or other activity by regulatory or law enforcement authorities, including the U.K. FCA wholesale insurance broker market study and the ongoing investigations by the European Commission;

•	the impact from lawsuits, other contingent liabilities and loss contingencies arising from errors and omissions, breach of fiduciary duty or other claims against us;

•
our organization's ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the large volume of our vendor network and the need to patch software vulnerabilities;

•	our ability to compete effectively and adapt to changes in the competitive environment, including to respond to disintermediation, digital disruption and other types of innovation;

•
the financial and operational impact of complying with laws and regulations where we operate, including cybersecurity and data privacy regulations such as the E.U.’s General Data Protection Regulation, anti-corruption laws and trade sanctions regimes;

•	the regulatory, contractual and reputational risks that arise based on insurance placement activities and various broker revenue streams;

•	the extent to which we manage risks associated with the various services, including fiduciary and investments and other advisory services;

•	our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise;

•	the impact of changes in tax laws, guidance and interpretations, including related to certain provisions of the U.S. Tax Cuts and Jobs Act, or disagreements with tax authorities;

•	the impact of fluctuations in foreign exchange and interest rates on our results;

•	the impact of macroeconomic, political, regulatory or market conditions on us, our clients and the industries in which we operate; and

•	the impact of changes in accounting rules or in our accounting estimates or assumptions, including the impact of the adoption of the new revenue recognition, pension and lease accounting standards.
The factors identified above are not exhaustive. Further information concerning Marsh & McLennan Companies and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in Part I, Item 1A of this report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this report. We caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. We undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made.

i

ii

PART I
ITEM 1.      BUSINESS.
References in this report to "we", "us" and "our" are to Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company"), unless the context otherwise requires.
GENERAL
The Company is a global professional services firm offering clients advice and solutions in risk, strategy and people. Its businesses include: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and investment related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With nearly 65,000 colleagues worldwide and annual revenue of more than $14 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 54% of the Company's total revenue in 2017 and employs approximately 35,000 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Currently, approximately 32,700 Marsh colleagues provide risk management, insurance broking, insurance program management services, risk consulting, analytical modeling and alternative risk financing to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries. Marsh generated approximately 46% of the Company's total revenue in 2017.
Insurance Broking and Risk Consulting
In its core insurance broking and risk advisory business, Marsh employs a team approach to identify, quantify and address clients' risk management and insurance needs. Marsh’s product and service offerings include risk analysis, insurance program design and placement, insurance program support and administration, claims support and advocacy, alternative risk strategies and a wide array of risk analysis and risk management consulting services. Clients benefit from Marsh’s advanced analytics, deep technical expertise, collaborative global culture and the ability to develop innovative solutions and products. The firm’s resources also include more than 35 risk, specialty and industry practices, including cyber, financial and professional service practices, along with a growing employee health & benefits business.
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
Middle Market & Corporate. A fast-growing segment, middle market and corporate clients are served by Marsh’s brokerage operations globally and constitute a substantial majority of clients served by Marsh & McLennan Agency (MMA) in the United States, Jelf/Bluefin in the United Kingdom and large portions of Marsh’s international business.

•
MMA offers a broad range of commercial property and casualty products and services, as well as solutions for employee health and benefits, retirement and administration needs and a growing personal lines business in the United States and Canada. Since its first acquisition in 2009, MMA has acquired 62 agencies. MMA provides advice on insurance program structure and market dynamics, along with industry expertise and transactional capability.

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

Commercial & Consumer. Clients in this market segment typically face less complex risks and are served by Marsh’s innovative product and placement offerings and growing capabilities in digitally enabled distribution.

•
The Schinnerer Group is one of the largest underwriting managers of professional liability and specialty insurance programs worldwide. In the United States, Victor O. Schinnerer & Co. and ICAT Managers offer risk management and insurance solutions to over 125,000 insureds through a national third-party distribution network of licensed brokers. ENCON Group Inc., a leading managing general agent in Canada with over 43,000 insureds, offers professional liability and construction insurance, as well as group and retiree benefits programs and claims handling for individuals, professionals, organizations and businesses.

•
Dovetail Insurance is a leading provider of cloud-based insurance services and transaction processing tailored to the U.S. small commercial market. Based in Columbia, South Carolina, Dovetail deploys an advanced cloud-based technology platform that enables independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind insurance policies in real time.

High Net Worth (HNW). Individual high net worth clients are serviced by Marsh’s Private Client Services (PCS), MMA and other personal lines businesses globally. These businesses provide a single-source solution for high net worth clients and are dedicated to sourcing protections across a complete spectrum of risk. Using a close consultative approach, PCS analyzes exposures and customizes programs to cover clients with complex asset portfolios.

Additional Services and Adjacent Businesses
In addition to insurance broking, Marsh provides certain other specialist advisory or placement services:
Marsh Risk Consulting (MRC) is a global practice comprising specialists that advise clients on identifying exposures, use data and analytics to assess critical business activities and evaluate existing risk practices and strategies. MRC provides client services in four main areas: Property Consulting; Casualty Consulting; Strategic Risk and Cybersecurity Consulting; and Financial Advisory Services.
Marsh Global Analytics helps organizations use data and analytical tools to better understand risks, make more informed decisions and support the implementation of innovative solutions and strategies. Marsh Global Analytics employs a suite of solutions including extensive, global placement data viewed using PlaceMAP (a benchmarking and placement application), statistical and financial analyses, decision modeling, catastrophic loss modeling and the Marsh Analytical Platform (Marsh’s proprietary suite of analytics applications that delivers risk insights to clients for better decision making concerning retaining, mitigating and transferring risk).
Marsh Captive Solutions serves more than 1,200 captive facilities, including single-parent captives, reinsurance pools and risk retention groups. The Captive Solutions practice operates in 36 captive domiciles and leverages the consulting expertise within Marsh’s brokerage offices worldwide. The practice includes the Captive Advisory Group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions; the Captive Management Group, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services; and the Actuarial Services Group, which is comprised of credentialed actuaries and supporting actuarial analysts.
Torrent Technologies is a service provider to Write Your Own (WYO) insurers participating in the National Flood Insurance Program (NFIP) in the United States. It offers a comprehensive suite of flood insurance products and services to WYO carriers and agents. In December 2017, Torrent commenced responsibilities as the Direct Servicing Agent of the NFIP.
Marsh ClearSight is a cloud-based software platform that serves the needs of risk management professionals, insurance carriers and third-party administrators, through integration of its technology platform with analytics and data services. Marsh ClearSight enables its clients to manage their insurance claims and other risk data, analyze trends, gain industry insights, optimize safety, risk mitigation and other decision-making and reduce costs.
Bowring Marsh is an international placement broker primarily for property and casualty risks. Bowring Marsh uses placement expertise in major international insurance market hubs, including Bermuda, Brazil, China, United Arab Emirates, Ireland, Spain, United Kingdom, the United States, Singapore, Japan and Switzerland, and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.
Services for Insurers
Insurer Consulting Group provides services to insurance carriers. Through Marsh's patented electronic platform, MarketConnect, and sophisticated data analysis, Marsh provides insurers with individualized preference setting and risk identification capabilities, as well as detailed performance data and metrics. Insurer consulting teams review performance metrics and preferences with insurers and provide customized consulting services to insurers designed to improve business planning and strategy implementation. Marsh's Insurer Consulting services are designed to improve the product offerings available to clients, assist insurers in identifying new opportunities and enhance insurers’ operational efficiency. The scope and nature of the services vary by insurer and by geography.

GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, generated approximately 9% of the Company's total revenue in 2017. The workforce consists of approximately 2,300 colleagues who provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
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
Guy Carpenter also provides its clients with reinsurance-related services, including actuarial, enterprise risk management, financial and regulatory consulting, portfolio analysis and advice on the efficient use of capital. Guy Carpenter's Global Strategic Advisory ("GSA") unit helps clients better understand and quantify the uncertainties inherent in their businesses. Working in close partnership with Guy Carpenter account executives, GSA specialists help support clients' critical decisions in numerous areas, including reinsurance utilization, catastrophe exposure portfolio management, new product and market development, rating agency, regulatory and account impacts, loss reserve risk, capital adequacy and return on capital.
Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend on a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. In addition to compensation from its clients, Marsh also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; fees for administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh's placements, particularly at MMA and in parts of Marsh's international operations.
Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.

CONSULTING
The Company's Consulting segment generated approximately 46% of the Company's total revenue in 2017 and employs approximately 27,300 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer delivers advice and digital solutions that help organizations meet the health, wealth and career needs of a changing workforce. Mercer has more than 22,600 colleagues based in 40 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 32% of the Company's total revenue in 2017.
Mercer operates in the following areas:
Health.  Mercer assists public and private sector employers in the design and management of employee health care programs; administration of health benefits and flexible benefits programs, including benefits outsourcing; employee engagement with their health benefits through a digital experience; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer also provides solutions for private active and retiree exchanges in the United States, including its Mercer Marketplace 365SM offering, as well as tools to enhance employee engagement with their health benefits through its DarwinSM platform.
Wealth.  Mercer assists clients worldwide in the design, governance and risk management of defined benefit, defined contribution and hybrid retirement plans. Mercer provides retirement plan outsourcing, including administration and delivery of defined benefit and defined contribution retirement benefits. Mercer also provides investment advice and related services to the sponsors and trustees of pension plans, master trusts, foundations, endowments, and insurance companies as well as wealth management and other financial intermediary firms.
Effective January 1, 2017, Mercer combined its Retirement and Investments businesses to form the Wealth business. The Wealth business is comprised of two practices: Defined Benefit Consulting & Administration (DBA) and Investment Management & Related Services (IMS).
DBA includes mature businesses primarily in defined benefit and actuarial consulting, defined benefit investment consulting and defined benefit plan administration. Through DBA, Mercer provides a range of retirement-related services and solutions to corporate, governmental and institutional clients. IMS includes businesses primarily in investments delegated solutions, defined contribution-related investment services, and financial wellness. Mercer's services cover all stages of the investment process, from strategy, structure and implementation to ongoing portfolio management. Mercer’s investment management services are also referred to as delegated solutions or fiduciary management. Mercer provides these services to institutional and other sophisticated investors including retirement plans (defined benefit and defined contribution), master trusts, endowments and foundations and wealth managers and other financial intermediary firms, primarily through manager of manager funds sponsored and managed by Mercer. As of December 31, 2017, Mercer had assets under delegated management of approximately $227 billion worldwide. Mercer’s financial wellness advice and services are designed to promote the financial well being of employees.
Career.  Mercer's Career businesses, formerly known as Talent, advise organizations on the engagement, management and rewarding of employees; the design of executive remuneration programs; the transformation or improvement of human resource (HR) effectiveness; and the implementation of digital and cloud-based Human Resource Information Systems through Mercer Career Digital. In addition, through proprietary survey data and decision support tools, Mercer's Information Products Solutions business provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer's Communications business helps clients plan and implement HR programs and other organizational changes designed to maximize employee engagement, drive desired employee behaviors and achieve improvements in business performance.
OLIVER WYMAN GROUP
With more than 4,700 professionals and offices in 30 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 14% of the Company's total revenue in 2017.
Oliver Wyman is a leading global management consulting firm. Oliver Wyman's consultants specialize by industry and functional area, allowing clients to benefit from both deep sector knowledge and specialized expertise in strategy, operations, risk management and organization transformation. Industry groups include:
•Automotive
•Aviation, Aerospace & Defense
•Business Services
•Communications, Media & Technology
•Distribution & Wholesale
•Energy
•Financial Services (including corporate and institutional banking, insurance, wealth and asset management, public policy, and retail and business banking)
•Health & Life Sciences
•Industrial Products
•Public Sector
•Retail & Consumer Products
•Surface Transportation
•Travel & Leisure
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

•	Digital. Oliver Wyman has a dedicated cross-industry team helping clients capitalize on the opportunities created by digital technology and addressing the strategic threats.

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
The Insurance Mediation Directive was adopted by the United Kingdom and 26 other European Union Member States in 2005. Its implementation gave powers to the Financial Services Authority ("FSA"), the

United Kingdom regulator at the time, to expand their responsibilities in line with the Financial Services and Markets Act, the result of which was the regulation of insurance and reinsurance intermediaries. The enhanced regulatory regime implemented in the United Kingdom created a licensing system based on an assessment of factors which included professional competence, financial capacity and the requirement to hold professional indemnity insurance. In April 2013, the FSA was superseded by the Financial Conduct Authority ("FCA"). In April 2014, the FCA’s responsibilities were expanded further to include the regulation of credit activities for consumers. This included the broking of premium finance to consumers who wished to spread the cost of their insurance. In April 2015, the FCA obtained concurrent competition powers enabling it to enforce prohibitions on anti-competitive behavior in relation to financial services.
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
COMPETITIVE CONDITIONS
The Company faces strong competition in all of its businesses from providers of similar products and services, including competition with regard to identifying and pursuing acquisition candidates. The Company also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. In addition to the discussion below, see "Risks Relating to the Company Generally — Competitive Risks," in Part I, Item 1A of this report.
Risk and Insurance Services.  The Company's combined insurance and reinsurance services businesses are global in scope. Our insurance and reinsurance businesses compete principally on sophistication, range, quality and cost of the services and products they offer to clients. The Company encounters strong competition from other insurance and reinsurance brokerage firms that operate on a global, regional, national or local scale, from a large number of regional and local firms in the United States, the European Union and elsewhere, from insurance and reinsurance companies that market, distribute and service their insurance and reinsurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms, consultants and online platforms, that provide risk-related services and products or alternatives to traditional insurance brokerage services. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to the Company’s clients. Their presence in the market increases the competitive pressures that the Company faces.
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
Consulting.  The Company's consulting businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. These businesses generally compete on the basis of the range, quality and cost of the services and products they provide to clients. Competitors include independent consulting and outsourcing firms, as well as consulting and outsourcing operations affiliated with accounting, information systems, technology and financial services firms. Mercer's investments business faces competition from many sources, including investment consulting firms (many of which offer delegated services) and other financial institutions. In some cases, clients have the option of handling the services provided by Mercer and Oliver Wyman Group internally, without assistance from outside advisors.
Segmentation of Activity by Type of Service and Geographic Area of Operation.
Financial information relating to the types of services provided by the Company and the geographic areas of its operations is incorporated herein by reference to Note 15 to the consolidated financial statements included under Part II, Item 8 of this report.
Employees
As of December 31, 2017, the Company and its consolidated subsidiaries employed nearly 65,000 colleagues worldwide, including approximately 35,000 in Risk and Insurance Services and 27,300 in Consulting.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 56, is Executive Vice President and General Counsel of Marsh & McLennan Companies. In addition to managing the Company’s Legal, Compliance & Public Affairs Departments, Mr. Beshar also oversees the Company’s Risk Management group. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to the Honorable Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
John Q. Doyle, age 54, is President and Chief Executive Officer of Marsh and oversees Marsh’s core businesses and operations globally. Mr. Doyle was named CEO of Marsh in July 2017. He joined Marsh & McLennan Companies as President of Marsh in April 2016. Prior to that, he was most recently Chief Executive Officer of American International Group’s (AIG) commercial insurance businesses. Mr. Doyle began his career at AIG in 1986 and held several senior executive positions, including President and Chief Executive Officer of AIG property and casualty in the U.S., President and Chief Executive Officer of National Union Fire Insurance Company, and President of American Home Assurance Company.
E. Scott Gilbert, age 62, is Senior Vice President and Chief Information Officer of Marsh & McLennan Companies. Mr. Gilbert leads the Company’s firm-wide efforts to improve the experience of clients and colleagues through the development and implementation of innovative and cost-effective technologies. In his role, he has responsibility for the Global Technology Infrastructure group, the Marsh & McLennan Innovation Centre, and chairs the Company’s Technology Council. Mr. Gilbert also has direct oversight responsibilities over the technology leaders of the operating companies and corporate functions. In addition, Mr. Gilbert oversees the Company's global Business Resiliency and Security operations. Prior to assuming his current role in September 2015, Mr. Gilbert served as Senior Vice President and Chief Risk and Compliance Officer of the Company. Prior to joining Marsh & McLennan Companies in January 2005, he was the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney in the Southern District of New York.
Daniel S. Glaser, age 57, is President and Chief Executive Officer of Marsh & McLennan Companies. Prior to assuming his current role in 2013, Mr. Glaser served as Group President and Chief Operating Officer of the Company, with operational and strategic oversight of its Risk and Insurance Services and Consulting segments. He rejoined Marsh & McLennan in December 2007 as Chairman and Chief Executive Officer of Marsh, returning to the firm where he had begun his career right out of university in 1982. Mr. Glaser is an insurance industry veteran who has held senior positions in commercial insurance and insurance brokerage, working in the United States, Europe and the Middle East. Mr. Glaser was named Chairman of the Federal Advisory Committee on Insurance (FACI) in August 2014. He also serves on the Steering Committee of the Insurance Development Forum and on the International Advisory Board of BritishAmerican Business. He is a member of the Board of Trustees for The Institutes (American Institute for Chartered Property Casualty Underwriters) and Ohio Wesleyan University, and a member of the Board of Directors for the Partnership for New York City.
Peter Hearn, age 62, is President and Chief Executive Officer of Guy Carpenter. Previously, he was Global Chairman of Willis Re from March 2011 to June 2015. Prior to that, Mr. Hearn served as the company’s Global CEO from February 2005 to March 2011, during which time he was also a member of the Willis Group Executive Committee. Mr. Hearn began his reinsurance career in 1978 with Willis Faber and Dumas, working in the North American casualty, facultative, marine, and North American reinsurance divisions until 1981, when he joined Towers Perrin Forster and Crosby. Mr. Hearn joined Willis Re as a Senior Vice President in 1994.
Laurie Ledford, age 60, is Senior Vice President and Chief Human Resources Officer of Marsh & McLennan Companies. Ms. Ledford is responsible for Marsh & McLennan Companies' overall human capital and talent strategy and the delivery of human resources services to all our colleagues worldwide. Prior to her current role, Ms. Ledford served as Chief Human Resources Officer (CHRO) for Marsh Inc.

Ms. Ledford joined Marsh in 2000 and was named CHRO in 2006, after having served as Senior Human Resources Director for Marsh's International Specialty Operations. Her prior experience was with Citibank and NationsBank.
Scott McDonald, age 51, is President and Chief Executive Officer of Oliver Wyman Group. Prior to assuming this role in January 2014, Mr. McDonald was President of Oliver Wyman. Before becoming President of Oliver Wyman in 2012, Mr. McDonald was the Managing Partner of Oliver Wyman's Financial Services practice and has held a number of senior positions, including the Global head of the Corporate & Institutional Banking practice. Before joining Oliver Wyman in 1995, he was an M&A investment banker with RBC Dominion Securities in Toronto.
Mark McGivney, age 50, is Chief Financial Officer of Marsh & McLennan Companies and has held this position since January 1, 2016. Prior to his current role, Mr. McGivney held a number of senior financial management positions since joining the Company in 2007, including Senior Vice President, Corporate Finance of Marsh & McLennan Companies, Chief Financial Officer of Marsh, and Chief Financial Officer and Chief Operating Officer of Mercer. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, as well as positions at PricewaterhouseCoopers and Merrill Lynch.
Julio A. Portalatin, age 58, is President and Chief Executive Officer of Mercer. Prior to joining Mercer in February 2012, Mr. Portalatin was the President and CEO of Chartis Growth Economies, and Senior Vice President, American International Group (AIG). In that role, he had responsibility for operations in Asia Pacific, South Asia, Latin America, Africa, the Middle East and Central Europe. Mr. Portalatin began his career with AIG in 1993 and thereafter held a number of key leadership roles, including President of the Worldwide Accident & Health Division at American International Underwriters (AIU) from 2002-2007. From 2007-2010, he served as President and CEO of Chartis Europe S.A. and Continental European Region, based in Paris, before becoming President and CEO of Chartis Emerging Markets. Prior to joining AIG / Chartis, Mr. Portalatin spent 12 years with Allstate Insurance Company in various executive product underwriting, distribution and marketing positions. Mr. Portalatin also serves on the Board of Directors of DXC Technologies.
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
RISKS RELATING TO THE COMPANY GENERALLY
Legal and Regulatory Risks
We are subject to significant uninsured exposures arising from errors and omissions, breach of fiduciary duty and other claims.
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
In establishing liabilities for E&O claims under generally accepted accounting principles (“GAAP”), the Company uses case level reviews by inside and outside counsel, actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is assessed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the challenges inherent in establishing liabilities in accordance with GAAP, as well as the unpredictability of E&O claims and the litigation that can flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's business, results of operations or financial condition in a given quarterly or annual period.
We are subject to regulatory investigations, reviews and other inquiries that consume significant management time and, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.
We are subject to regulatory investigations, reviews and other inquiries that consume significant management time and, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition. For example, in 2017 we received notices related to four separate regulatory matters in Europe. In October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including Marsh, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area, as well as possible coordination between competitors." In June 2017, the FCA issued a final report in connection with a market study of the U.K. asset management industry, which includes asset managers and investment consultants, including

Mercer. Following the report, in September 2017, the FCA announced its decision to refer the investment consulting and fiduciary management markets to the U.K. Competition & Markets Authority (the "CMA") for a market investigation. In July 2017, the Directorate-General for Competition of the European Commission together with the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other industry participants in Dublin in connection with an investigation regarding the "possible participation in anticompetitive agreements and/or concerted practices contrary to [E.U. competition law] in the market for commercial motor insurance in the Republic of Ireland." In November 2017, the FCA announced the terms of reference for a market study concerning the wholesale insurance broker sector in the United Kingdom to assess "how effective competition is working in the wholesale insurance broker sector” and “how brokers influence competition in the underwriting sector."
These regulatory matters are at early stages and we are unable to predict their likely timing, outcome or ultimate impact. Additional information regarding these investigations and certain other legal and regulatory proceedings is set forth in Note 14 to our consolidated financial statements included under Part II, Item 8 of this report.
We cannot guarantee that we are or will be in compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States and its various states, the United Kingdom, the European Union and its member states and the other jurisdictions in which we operate. For example, we are subject to regulation by agencies such as the Securities and Exchange Commission, FINRA and state insurance regulators in the United States, the FCA and the Competition and Markets Authority (CMA) in the United Kingdom, and the European Commission in the European Union, as further described above under Part I, Item 1 - Business (Regulation) of this report. We are also subject to trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, taxation, anti-trust and competition, immigration, wage-and-hour standards and employment and labor relations.
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources. In some cases, these laws and regulations may decrease the need for our services, increase our costs, negatively impact our revenues or impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our employees, our consultants and our contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations. If we fail to comply or are accused of failing to comply with applicable laws and regulations, including those referred to above, we may become subject to investigations, criminal penalties, civil remedies or other consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients or other parties, and may become exposed to negative publicity or reputational damage. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. The cost of compliance and the consequences of failing to be in compliance could therefore have a material adverse effect on our business, results of operations and financial condition.
In most jurisdictions, government regulatory authorities have the power to interpret and amend or repeal applicable laws and regulations, and have discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities. Such authorities may require the Company to incur substantial costs in order to comply with such laws and regulations. In some areas of our businesses, we act on the basis of our own or the industry's interpretations of applicable laws or regulations, which may conflict from state to state or country to country. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized or precluded from carrying on our previous activities. Moreover, the laws and regulations to which we are subject may conflict among the various jurisdictions and countries in which we operate, which increases the likelihood of our businesses being non-compliant in one or more jurisdictions.
Cybersecurity and Data Protection Risks
We could incur significant liability or our reputation could be damaged if our information systems are breached or we otherwise fail to protect client or Company data or information systems.
We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties. This electronic information comprises sensitive and confidential data, including information related to financial records, health care, mergers and acquisitions and clients’ personal data. Our information technology systems and safety control systems, and those of our numerous third-party providers, are potentially vulnerable to damage or interruption from a variety of external threats, including cyber-attacks, computer viruses and other malware, ransomware and other types of data and systems related incidents. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate disclosures to the public or law enforcement agencies following any such event.
We are at risk of attack by a growing list of adversaries, including state-sponsored organizations, organized crime, hackers or "hactivists" (activist hackers), through use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to information technology systems.
As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, social media and the increased reliance on devices connected to the Internet (known as the "Internet of Things"), the potential risk of security breaches and cyber-attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Should an attacker gain access to our network using compromised credentials of an authorized user, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our systems, such as data encryption or deployment of multi-factor authentication, take significant time and resources to deploy broadly, and such measures may not be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.
Our information systems must be continually updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyber attackers exploit these known vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we perpetually face the substantial risk that we cannot deploy patches in a timely manner. We are also dependent on third party vendors to keep their systems patched and secure in order to protect our data. Any failure related to these activities could have a material adverse effect on our business.

We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems. We are at risk of a cyber-attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cyber-attack that compromises its operations, we could incur significant costs and possible service interruption, which could have an adverse effect on our business.
We have a history of making acquisitions and investments, including 111 in the period from 2012-2017. The process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber-attack. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
Our policies, employee training (including phishing prevention training), procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information by employees, vendors or other third parties with otherwise legitimate access to our systems. Improper access to or disclosure of sensitive client or Company information could harm our reputation and subject us to liability under our contracts, as well as under existing or future laws, rules and regulations.
We have from time to time experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices. Like many companies, we are subject to regular phishing email campaigns directed at our employees that can result in malware infections and data losses. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, personal or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or company data, which could have a material adverse effect on our business. In the event of a cyber-attack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related data and system incidents.
The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation, could adversely affect our financial condition, operating results and our reputation.
In operating our business and providing services and solutions to clients, we store and transfer sensitive employee and client data, including personal data, in and across multiple jurisdictions. We leverage systems and applications that are spread all over the world requiring us to regularly move data across national borders. As a result, we are subject to a variety of laws and regulations in the United States, Europe and around the world regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. In particular, the number of high-profile security breaches at major companies continues to accelerate, which will likely lead to even greater regulatory scrutiny.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the E.U. General Data Protection Regulation ("GDPR"), which becomes effective in May 2018, greatly increases the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data, such as the public disclosure of data breaches, privacy impact assessments, data portability and the appointment of data protection officers in some cases. Other countries around the world, including China, Japan, Australia and Singapore, have recently adopted sweeping new data protection laws, or are enacting data localization laws that require data to stay within their borders. At a state level, the New York State Department of Financial Services, by way of example, has issued cybersecurity regulations which impose an array of detailed security measures on covered entities. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. Unauthorized disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. For example, under the GDPR, violations could result in a fine of up to 4% of a corporation’s global annual revenue.
Competitive Risks
Our business performance and growth plans could be negatively affected if we are not able to respond effectively to the threat of digital disruption and other technological change.
To remain competitive in many of our business areas, we must anticipate and respond effectively to the threat of digital disruption and other technological change. The threat comes from traditional players, such as insurers, through disintermediation as well as from new entrants, such as technology companies, "Insurtech" start-up companies and others. These players are focused on using technology and innovation, including artificial intelligence (AI) and blockchain, to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.
In order to maintain a competitive position, we must continue to invest in new technologies and new ways to deliver our products and services. We have a number of strategic initiatives involving investments in technology systems and infrastructure to support our growth strategy. These investments may not be profitable or may be less profitable than what we have experienced historically. In some cases, we depend on key vendors and partners to provide technology and other support for our strategic initiatives. If these vendors or partners fail to perform their obligations or otherwise cease to work with us, our ability to execute on our strategic initiatives could be adversely affected. If we do not keep up with technological changes or execute well on our strategic initiatives, our business and results of operations could be adversely impacted.
Failure to maintain our corporate culture or damage to our reputation could have a material adverse effect on our business.
We strive to create a culture in which our colleagues act with integrity and respect and feel comfortable speaking up to report instances of misconduct. We are a people business, and our ability to attract and retain employees and clients is highly dependent upon our commitment to a diverse and inclusive workplace, our level of service, trustworthiness, ethical business practices and other qualities. Our colleagues are the cornerstone of this culture, and acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation among existing and potential clients and other stakeholders. Negative public opinion could result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, including operations, employment related offenses such as sexual harassment and discrimination, regulatory compliance, and the use and protection of data and systems, satisfaction of client expectations, and from actions taken by regulators or others in response to such conduct. This damage to our reputation could affect the confidence of our clients, rating agencies, regulators, stockholders and the other parties in a wide range of transactions that are important to our business and could have a material adverse effect on our business, financial condition and operating results.

The loss of members of our senior management team or other key colleagues could have a material adverse effect on our business.
We rely upon the contributions of our senior management team to establish and implement our business strategy and to manage the future growth of our business. The loss of any of the senior management team could limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new clients. Moreover, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team.
Across all of our businesses, our colleagues are critical to developing and retaining the client relationships as well as performing the services on which our revenues are earned. It is therefore important for us to attract, incentivize and retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent and the general mobility of colleagues.
Losing colleagues who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which could adversely affect our results of operations. And, subject to applicable enforceable restrictive covenants, if a key employee were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.
We face significant competitive pressures in each of our businesses, including from disintermediation.
As a global professional services firm, the Company faces intense, sustained competition in each of its businesses, and the competitive landscape continues to change and evolve. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our customers' ability to self-insure or use internal resources instead of consultants, and our ability to respond to changes in client demand and industry conditions. Some of our competitors may have greater financial resources, or may be better positioned to respond to technological and other changes in the industries we serve, and they may be able to compete more effectively. If we are unable to respond successfully to the changing conditions we face, our businesses, results of operations and financial condition will be adversely impacted.
In our Risk and Insurance Services segment, in addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete intensely against a wide range of other insurance and reinsurance brokerage and risk advisory firms that operate on a global, regional, national or local scale for both client business and employee talent. We also compete with insurance and reinsurance companies that market and service their insurance products directly to consumers and without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services or alternatives to traditional brokerage services, including those that rely almost exclusively on technological solutions or platforms. This competition is intensified by an industry trend toward a "syndicated" or "distributed" approach to the purchase of insurance and reinsurance brokerage services, where a client engages multiple brokers to service different portions of the client's account. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to our clients.
In our Consulting segment, we compete for business with numerous consulting firms and similar organizations, many of whom also provide, or are affiliated with firms that provided, accounting, information systems, technology and financial services. Such competitors may be able to offer more comprehensive products and services to potential clients, which may give them a competitive advantage.
Consolidation in the industries we serve could adversely affect our business.
Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge, or consolidate or combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. Any of these or similar possible results of industry consolidation could adversely affect our business. The insurance industry continued to see robust market consolidation in 2017, and this trend could continue or accelerate in 2018. As insurance and reinsurance companies continue to consolidate, Guy Carpenter’s smaller client base may be more susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace.
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
Business Resiliency Risks
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber-attack, power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have significant operations and approximately 3,500 colleagues in each location, and in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks or military conflicts.
Our operations depend in particular upon our ability to protect our technology infrastructure against damage. If a business continuity event occurs, we could lose client or Company data or experience interruptions to our operations or delivery of services to our clients, which could have a material adverse effect. A cyber-attack or other business continuity event affecting us or a key vendor or other third party could result in a significant and extended disruption in the functioning of our information technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. For example, hackers have increasingly targeted companies by attacking internet-connected industrial control and safety control systems. An extended outage could result in the loss of clients and a decline in our revenues.
We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster or other continuity event on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover from such an event, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships and legal liability. Our business disruption insurance may also not fully cover, in type or amount, the cost of a successful recovery in the event of such a disruption.
Financial Risks
The impacts from recently-passed U.S. federal tax reform remain uncertain.
On December 22, 2017, President Trump signed into law the tax legislation commonly known as the "Tax Cuts and Jobs Act" (the "TCJA") that significantly changes the U.S. Internal Revenue Code of 1986, as amended. The TCJA, which generally became effective on January 1, 2018, revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and implementing a broadly territorial tax system. The TCJA also imposes a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries.
While the TCJA is expected to have a favorable impact on our overall effective tax rate as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods, the legislation also resulted in aggregate provisional tax charges in the fourth quarter of 2017 of approximately $460 million, primarily related to the re-measurement of the net U.S. deferred tax asset and the deemed repatriation tax. The TCJA was enacted late in 2017 and limited implementation guidance was provided. As clarified by the SEC in Staff Accounting Bulletin No. 118, we made provisional estimates of the deemed repatriation tax impact. Moreover, certain provisions of the TCJA, such as the Base Erosion and Anti-Abuse Tax and the Global Intangible Low-Tax Income ("GILTI") provision and any adverse impacts from new guidance on the implementation of the TCJA may create new pressure on our effective tax rate in future periods. It is also currently unknown if and to what extent various states will conform to the TCJA and the impact such changes in state-tax law may have.
The estimated impacts of the new law are based on our current knowledge and assumptions, and therefore the ultimate impacts remain uncertain. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury about implementing the TCJA, and the potential for new legislation or additional guidance from the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory authorities related to the TCJA, recognized impacts in future periods could be significantly different from our current estimates. Such uncertainty may also result in increased scrutiny from, or disagreements with, tax authorities.
Our results of operations could be adversely affected by macroeconomic conditions, political events and market conditions.
Macroeconomic conditions, political events and other market conditions around the world affect our clients' businesses and the markets they serve. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations. Changes in macroeconomic and political conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. For example, recently there has been a move toward protectionist laws and business practices in some countries, which could favor local competition and adversely affect our business. In particular, the United Kingdom’s pending exit from the European Union, referred to as "Brexit," continues to create political and economic uncertainty, particularly in the United Kingdom and the E.U., and this uncertainty may last for years. Our business in the United Kingdom, the E.U. and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. If the demand for our products and services declines as a result of these or any other macroeconomic conditions, political events or market conditions, we may be required to respond in a way which could adversely affect our ability to execute our business strategy.
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
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. As of December 31, 2017, our receivables for our commissions and fees were approximately $3.8 billion, or approximately one-quarter of our total annual revenues. Macroeconomic or political conditions could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us. In addition, if we experience an increase in the time it takes to bill and collect for our services, our cash flows could be adversely affected.
We may not be able to obtain sufficient financing on favorable terms.
The maintenance and growth of our business, the payment of dividends and our ability to make share repurchases rely on our access to capital, which depends in large part on cash flow generated by our business and the availability of equity and debt financing. Certain of our businesses such as GC Securities and MMC Securities (Europe) Limited also rely on financings by us to fund debt and equity capital raising offerings by their clients. There can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms. In addition, our ability to obtain financing will depend in part upon prevailing conditions in credit and capital markets, which are beyond our control.
Our defined benefit pension plan obligations could cause the Company's financial position, earnings and cash flows to fluctuate.
Our defined benefit pension obligations and the assets set aside to fund those obligations are sensitive to certain changes in the financial markets. Any such changes may result in increased pension expense or additional cash payments to fund these plans.
The Company has significant defined benefit pension obligations to its current and former employees, totaling approximately $16.3 billion, and related plan assets of approximately $16.2 billion, at December 31, 2017 on a U.S. GAAP basis. The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the United States, contributions to these plans are based on ERISA guidelines. Outside the United States, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee. Currently, the use of these assumptions results in a lower funded status than determined under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
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
While we have taken steps to mitigate the impact of pension volatility on our earnings and cash funding requirements, these strategies may not be successful. Accordingly, given the magnitude of our worldwide pension plans, variations in or reassessment of the preceding or other factors or potential miscalculations relating to our defined benefit pension plans could cause significant fluctuation from year to year in our earnings and cash flow, as well as our pension plan assets, liabilities and equity, and may result in increased levels of contributions to our pension plans.

Our significant non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.
A significant portion of our business is located outside of the United States. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions, however, our Risk and Insurance Services operations generate revenue in a number of different currencies, but expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because the non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue, exchange rate movement can have a significant impact on our business, financial condition, results of operations and cash flow. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
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
Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the United States. Funds from the current year’s earnings of the Company's non-U.S. operating subsidiaries are regularly repatriated to the United States. A number of factors could arise that could limit our ability to repatriate funds or could make repatriation cost-prohibitive, including, but not limited to, the imposition of currency controls and other government restrictions on repatriation in the jurisdictions in which our subsidiaries operate, fluctuations in foreign exchange rates and the imposition of withholding and other taxes on such payments.
In the event we are unable to generate or repatriate cash from our operating subsidiaries, our overall liquidity could deteriorate and our ability to finance our obligations, including to pay dividends on or repurchase our common stock, could be adversely affected.
Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results may occur due to several factors. These include:

•	the number of client engagements during a quarter;

•	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

•	fluctuations in hiring and utilization rates and clients' ability to terminate engagements without penalty;

•	the impact of changes in accounting standards or in our accounting estimates or assumptions, including from the adoption of the new revenue recognition, pension or lease accounting standards;

•	the impact on us or our clients of changes in legislation, regulation and legal guidance or interpretations in the jurisdictions in which we operate, including with respect to U.S. tax reform;

•	seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;

•	the success of our acquisitions or investments;

•
macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in its investments business and certain other business lines are derived from the value of assets under management or administration; and

•
general economic conditions, including factors beyond our control affecting economic conditions such as severe weather or other catastrophic events, since results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

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
We conduct business globally. In 2017, approximately 50% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees were located outside the United States. We expect to expand our non-U.S. operations further.
The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

•	economic and political conditions in the countries in which we operate;

•	client concentration in certain high-growth countries in which we operate;

•	the length of payment cycles and potential difficulties in collecting accounts receivable;

•
unexpected increases in taxes or changes in U.S. or foreign tax laws, rulings, policies or related legal and regulatory interpretations, including recent international initiatives to require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by, or cause disagreements with, foreign tax authorities;

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

•
potential lawsuits, investigations, market studies, reviews or other activity by foreign regulatory or law enforcement authorities, which may result in related private litigation or increased scrutiny from U.S. or other regulators;

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

•
limitations or restrictions that foreign or U.S. governments and regulators may impose on the products or services we sell, the methods by which we sell our products and services and the manner in which and the amounts we are compensated;

•	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	engaging and relying on third parties to perform services on behalf of the Company; and

•	potential difficulties in monitoring employees in geographically dispersed locations.
Acquisitions and Dispositions Risks
We face risks when we acquire and dispose of businesses.
We have a history of making acquisitions and investments, including a total of 111 in the period 2012-2017. We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete the transactions we decide to pursue with favorable results. As we typically acquire other professional services firms, the success of our transactions is also highly dependent on the retention of the key employees of our acquisition targets.
While we intend that our acquisitions will improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, compliance, tax, information technology or human resources issues that could arise in connection with, or as a result of, the acquisition of the acquired company; the assumption of unanticipated liabilities and contingencies; difficulties in integrating acquired businesses; possible management distraction; and the inability of acquired businesses to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. In addition, if in the future, the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. As of December 31, 2017, the Company's consolidated balance sheet reflected $10.4 billion of goodwill and intangible assets, representing approximately 51% of the Company's total consolidated assets and allocated by reporting segment as follows: Risk and Insurance Services, $7.6 billion and Consulting, $2.8 billion. Given the significant size of the Company's goodwill and intangible assets, an impairment could have a material adverse effect on our results of operations in any given period.
When we dispose of businesses, we may continue to be subject to certain liabilities of that business after its disposition relating to the period of our ownership and may not be able to negotiate for limitations on those liabilities. We are also subject to the risk that the sales price is less than the amount reflected on our balance sheet.

RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 54% of the Company's total revenue in 2017. Our business in this segment is subject to particular risks.
Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity.
Demand for many types of insurance and reinsurance generally rises or falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance and reinsurance coverage, as applicable, which would inhibit our ability to generate commission revenue and other revenue based on premiums placed by us. Also, the insurance they seek to obtain through us may be impacted by changes in their assets, property values, sales or number of employees, which may reduce our commission revenue, and they may decide not to purchase our risk advisory or other services, which would inhibit our ability to generate fee revenue. Moreover, insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of clients or by limiting our ability to place insurance and reinsurance business, as well as our revenues from insurers. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the market place.
Volatility or declines in premiums and other market trends may significantly impede our ability to grow revenues and profitability.
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
As traditional insurance companies continue to rely on non-affiliated brokers or agents to generate premium, those insurance companies may seek to reduce their expenses by lowering their commission rates. The reduction of these commission rates, along with general volatility or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our plans for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by disintermediation and the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to self-insure, the use of captive insurers, and the presence of capital markets-based solutions for traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurances Services segment depends in part on our ability to be compensated for the analytical services and other advice that we provide, including the consulting and analytics services that we provide to insurers. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline.
Adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients, as well as allegations of anti-competitive behavior or conflicts of interest more broadly, could have a material adverse effect on Marsh’s business, results of operations and financial condition.
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. The vast majority of the compensation that Marsh receives is in the form of retail fees and commissions that are paid by the client or paid from premium that is paid by the client. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased in the last several years, both on an underlying basis and through acquisition. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including services relating to the administration and management of quota shares, lineslips, panels and other facilities); and (iii) contingent commissions (paid by insurers based on factors such as volume or profitability of Marsh's placements). These other revenue streams present potential regulatory, litigation and reputational risks that may arise from alleged anti-competitive behavior or conflicts of interest, and future changes in the regulatory environment may impact our ability to collect such revenue. For example, in November 2017, the FCA announced the terms of reference for a market study concerning the London wholesale insurance broker sector, which affects Marsh and Guy Carpenter. The FCA is conducting the study to assess "how effective competition is working in the wholesale insurance broker sector" and "how brokers influence competition in the underwriting sector." Many of the questions raised by the FCA in the terms of reference relate to broker compensation and fee-generating business practices. The FCA is expected to publish its interim report in the fall of 2018, with a final report expected in 2019. The timing and impacts of the study remain uncertain, and the study may lead to remedies on the industry that could adversely impact Marsh or Guy Carpenter’s business. These or other adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 46% of our total revenue in 2017. Our businesses in this segment are subject to particular risks.
Mercer’s Investment Management and Related Services (IMS) business is subject to a number of risks, including risks related to third-party investment managers, operational risk, conflicts of interest, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s IMS business provides clients with investment consulting and investment management (also referred to as "delegated solutions" or "fiduciary management") services. In the investment consulting business, clients make and implement their own investment decisions based upon advice provided by Mercer. In its delegated solutions business, Mercer implements the client’s investment policy by engaging and overseeing third-party asset managers who determine which investments to buy and sell. To effect implementation of a client’s investment policy, Mercer may utilize its "manager of managers" investment funds.
Mercer’s IMS business is subject to a number of risks, including risks related to third-parties, our operations, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly implement a client’s investment policy, which could cause an incorrect or untimely allocation of client assets among asset managers or strategies. Mercer may also be perceived as recommending certain asset managers to clients, or offering delegated solutions to an investment consulting client, solely to enhance its own compensation. Asset classes may perform poorly, or asset managers may underperform their benchmarks, due to poor market performance, a downturn in the global equity markets, negligence or other reasons, resulting in poor returns or loss of client capital. These risks, if realized, could result in significant liability and damage our business. In addition, in June 2017, the FCA issued a final report in connection with a market study of the U.K. asset management industry, which includes asset managers and investment consultants, including Mercer. Following the report, in September 2017, the FCA announced its decision to refer the investment consulting and fiduciary management markets to the U.K. Competition & Markets Authority (the "CMA") for a market investigation. The CMA expects to conclude its investigation of the investment consulting and fiduciary management markets by March 2019, and the CMA may impose remedies on the industry that may adversely affect Mercer’s U.K. investment consulting and delegated solutions businesses.

Revenues for the services provided by our Consulting segment may decline for various reasons, including as a result of changes in economic conditions, the value of equity, debt and other asset markets, our clients’ or an industry's financial condition or government regulation.
Until recently, global economic conditions have negatively affected businesses and financial institutions. Many of our clients, including financial institutions, corporations, government entities and pension plans, have reduced expenses, including amounts spent on consulting services, and used internal resources instead of consultants. The evolving needs and financial circumstances of our clients may reduce demand for our consulting services and our revenues and profitability. If the economy or markets in which we operate experience weakness or deteriorate, our business, financial condition and results of operations could be materially and adversely affected.
In addition, some of Mercer's IMS business generates fees based upon the value of the clients’ assets under management or advisement. Changes in the value of equity, debt, currency, real estate, commodities or other asset classes could cause the value of assets under management or advisement, and the fees received by Mercer, to decline. Such changes could also cause clients to withdraw funds from Mercer’s IMS business in favor of other investment service providers. In either case, our business, financial condition and results of operations could be materially and adversely affected. Further, revenue received by Mercer as investment manager to the majority of the Mercer-managed investment funds is reported in accordance with U.S. GAAP on a gross basis rather than a net basis, with sub-advisor fees reflected as an expense. Therefore the reported revenue for these offerings does not fully reflect the amount net revenue ultimately attributable to Mercer.
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
In July 2017, the Directorate-General for Competition of the European Commission together with the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other industry participants in Dublin in connection with an investigation regarding the "possible participation in anticompetitive agreements and/or concerted practices contrary to [E.U. competition law] in the market for commercial motor insurance in the Republic of Ireland." In December 2017, we received a request from the Directorate-General for Competition of the European Commission seeking documents and information relating to its investigation.
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
We and our subsidiaries are also party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters is set forth in Note 14 to the consolidated financial statements appearing under Part II, Item 8 ("Financial Statements and Supplementary Data") of this report.
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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2017 and 2016 and each quarterly period thereof:

	2017 Stock Price Range		2016 Stock Price Range
	High	Low	High	Low
First Quarter	$75.52	$66.75	$60.96	$50.81
Second Quarter	$80.47	$71.79	$68.57	$59.85
Third Quarter	$84.32	$76.68	$68.69	$65.48
Fourth Quarter	$86.54	$80.12	$69.77	$62.33
Full Year	$86.54	$66.75	$69.77	$50.81
On February 21, 2018, the closing price of the Company’s common stock on the NYSE was $82.77.
The Company repurchased 3.6 million shares of its common stock for $300 million during the fourth quarter of 2017, resulting in full year 2017 repurchases of 11.5 million shares for $900 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of December 31, 2017, the Company remained authorized to repurchase up to approximately $1.5 billion in shares of its common stock. There is no time limit on the authorization.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2017	1,364,124	$83.4481	1,364,124	$1,727,022,334
Nov 1-30, 2017	1,460,560	$83.0467	1,460,560	$1,605,727,627
Dec 1-31, 2017	771,990	$84.1654	771,990	$1,540,752,770
Total	3,596,674	$83.4391	3,596,674	$1,540,752,770

Item 6.      Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2017	2016	2015	2014	2013
Revenue	$14,024	$13,211	$12,893	$12,951	$12,261
Expense:
Compensation and Benefits	7,884	7,461	7,334	7,515	7,226
Other Operating Expenses	3,284	3,086	3,140	3,135	2,958
Operating Expenses	11,168	10,547	10,474	10,650	10,184
Operating Income (a)	2,856	2,664	2,419	2,301	2,077
Interest Income	9	5	13	21	18
Interest Expense	(237)	(189)	(163)	(165)	(167)
Cost of Extinguishment of Debt	—	—	—	(137)	(24)
Investment Income	15	—	38	37	69
Income Before Income Taxes	2,643	2,480	2,307	2,057	1,973
Income Tax Expense (b)	1,133	685	671	586	594
Income From Continuing Operations	1,510	1,795	1,636	1,471	1,379
Discontinued Operations, Net of Tax	2	—	—	26	6
Net Income Before Non-Controlling Interests	1,512	1,795	1,636	1,497	1,385
Less: Net Income Attributable to Non-Controlling Interests	20	27	37	32	28
Net Income Attributable to the Company	$1,492	$1,768	$1,599	$1,465	$1,357
Basic Net Income Per Share Information:
Income From Continuing Operations	$2.91	$3.41	$3.01	$2.64	$2.46
Income From Discontinued Operations	—	—	—	0.05	0.01
Net Income Attributable to the Company	$2.91	$3.41	$3.01	$2.69	$2.47
Average Number of Shares Outstanding	513	519	531	545	549
Diluted Income Per Share Information:
Income From Continuing Operations	$2.87	$3.38	$2.98	$2.61	$2.42
Discontinued Operations, Net of Tax Per Share	—	—	—	0.04	0.01
Net Income Attributable to the Company	$2.87	$3.38	$2.98	$2.65	$2.43
Average Number of Shares Outstanding	519	524	536	553	558
Dividends Paid Per Share	$1.43	$1.30	$1.18	$1.06	$0.96
Return on Average Equity	22%	27%	23%	19%	19%
Year-End Financial Position:
Working capital	$1,300	$802	$1,336	$1,856	$2,027
Total assets	$20,429	$18,190	$18,216	$17,793	$16,960
Long-term debt	$5,225	$4,495	$4,402	$3,368	$2,619
Total equity	$7,442	$6,272	$6,602	$7,133	$7,975
Total shares outstanding (net of treasury shares)	509	514	522	540	547
Other Information:
Number of employees	64,000	60,000	60,000	57,000	55,000
Stock price ranges—
U.S. exchanges — High	$86.54	$69.77	$59.99	$58.74	$48.56
— Low	$66.75	$50.81	$50.90	$44.25	$34.43

(a)	Includes the impact of net restructuring costs of $40 million, $44 million, $28 million, $12 million and $22 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(b)	Income tax expense in 2017 includes a $460 million provisional charge related to the enactment of U.S. tax reform.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", appearing under Part II, Item 7 of this report, for discussion of significant items affecting the results of operations in 2017, 2016 and 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy and people. Its businesses include: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and Investment related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With nearly 65,000 colleagues worldwide and annual revenue of more than $14 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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

We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 15 to the consolidated financial statements included in Part II, Item 8 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
This Management's Discussion & Analysis ("MD&A") contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.
Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2017	2016	2015
Revenue	$14,024	$13,211	$12,893
Expense
Compensation and Benefits	7,884	7,461	7,334
Other Operating Expenses	3,284	3,086	3,140
Operating Expenses	11,168	10,547	10,474
Operating Income	$2,856	$2,664	$2,419
Income from Continuing Operations	$1,510	$1,795	$1,636
Discontinued Operations, Net of Tax	2	—	—
Net Income Before Non-Controlling Interests	$1,512	$1,795	$1,636
Net Income Attributable to the Company	$1,492	$1,768	$1,599
Net Income from Continuing Operations Per Share:
Basic	$2.91	$3.41	$3.01
Diluted	$2.87	$3.38	$2.98
Net Income Per Share Attributable to the Company:
Basic	$2.91	$3.41	$3.01
Diluted	$2.87	$3.38	$2.98
Average number of shares outstanding:
Basic	513	519	531
Diluted	519	524	536
Shares outstanding at December 31,	509	514	522

In 2017, the Company’s results of operations and earnings per share were impacted negatively, in part, as a result of two significant items in 2017:

•
U.S. tax reform - On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA provides for a reduction in the U.S. corporate tax rate to 21% and the creation of a territorial tax system. The TCJA also changes the deductibility of certain expenses, primarily executive officers compensation. An aggregate charge of $460 million was recorded in the fourth quarter of 2017 as a result of the enactment of the TCJA. The TCJA provides for a transition to the territorial system through a deemed repatriation tax (the "transition tax") on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional charge of $240 million in the fourth quarter of 2017 as an estimate of U.S. transition taxes and ancillary effects, including state taxes and foreign withholding taxes related to the change in permanent reinvestment status with respect to our pre-2018 foreign earnings. This transition tax is payable over eight years. The reduction of the U.S. corporate tax rate from 35% to 21%, reduces the value of the U.S. deferred tax assets and liabilities, accordingly, a net charge of $220 million was recorded. A more complete discussion of the TCJA and its impact on the Company’s results is included under the heading "Income Taxes".

•
Pension Settlement charge in the U.K. - The Defined Benefit Pension Plans in the U.K. allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy under applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the sum of service cost plus interest cost components of net period pension cost of a plan for the year ("settlement thresholds"). The amount of lump sum payments through December 31, 2017 exceeded the settlement thresholds in two of the U.K. plans. This resulted in a non-cash settlement charge of $54 million recorded in December 2017, of which approximately 85% impacted Risk and Insurance Services.

Consolidated operating income increased 7%, to $2.9 billion, in 2017 compared with $2.7 billion in 2016, reflecting the combined impact of a 6% increase in revenue and a 6% increase in expenses as compared with the prior year. Income before income taxes increased 7%, to $2.6 billion, reflecting the increase in operating income partly offset by higher interest expense, primarily reflecting an increase in average debt outstanding during the year resulting from the issuance of $1 billion of senior notes in January 2017, partly offset by the repayment of $250 million of senior notes in April 2017.
Diluted earnings per share was $2.87 in 2017, compared with $3.38 in 2016. The decrease reflects a significantly higher effective tax rate in 2017, primarily resulting from an aggregate provisional charge of $460 million related to the enactment in December 2017 of U.S. tax reform and a pension settlement charge, which are discussed above. The impact from U.S. tax reform was partly offset by discrete tax items during the year, in particular the benefit from the required change in accounting for tax consequences related to stock compensation. The $460 million provisional charge related to U.S. tax reform reduced diluted earnings per share by $0.89.
Average diluted shares outstanding for 2017 decreased to 519 million, compared with 524 million during 2016. Shares issued related to the vesting of share awards and the exercise of employee stock options, were more than offset by share repurchases during the year. Average shares outstanding in 2017 was also impacted by the change in accounting for stock compensation. Under the applicable guidance, the excess tax benefits for unvested shares and unexercised stock options are no longer included in the calculation of common stock equivalents ("CSEs") under the treasury stock method. This had the effect of increasing CSEs by approximately 1.7 million shares in 2017.
Risk and Insurance Services operating income increased $118 million, or 7%, in 2017 compared with 2016. Revenue increased 7%, reflecting a 3% increase on an underlying basis and a 4% increase from acquisitions. Expense increased 7% or 2% on an underlying basis in 2017 compared with 2016.
Consulting operating income increased $71 million, or 6%, to $1.2 billion in 2017 compared with 2016, reflecting the combined impact of 5% growth for both revenue and expense.

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

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2017	2016	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$6,404	$5,976	7%	—	5%	3%
Guy Carpenter	1,187	1,141	4%	—	—	4%
Subtotal	7,591	7,117	7%	—	4%	3%
Fiduciary Interest Income	39	26
Total Risk and Insurance Services	7,630	7,143	7%	—	4%	3%
Consulting
Mercer	4,528	4,323	5%	—	2%	2%
Oliver Wyman Group	1,916	1,789	7%	—	—	7%
Total Consulting	6,444	6,112	5%	—	2%	4%
Corporate/Eliminations	(50)	(44)
Total Revenue	$14,024	$13,211	6%	—	3%	3%

*	Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2017	2016	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$2,033	$1,924	6%	(1)%	7%	—
Asia Pacific	645	635	2%	—	(5)%	6%
Latin America	404	374	8%	(3)%	3%	7%
Total International	3,082	2,933	5%	(1)%	4%	2%
U.S. / Canada	3,322	3,043	9%	—	6%	4%
Total Marsh	$6,404	$5,976	7%	—	5%	3%
Mercer:
Defined Benefit Consulting & Administration	$1,381	$1,447	(5)%	(1)%	(2)%	(2)%
Investment Management & Related Services	767	606	26%	1%	15%	10%
Total Wealth	2,148	2,053	5%	—	3%	2%
Health	1,648	1,588	4%	—	2%	2%
Career	732	682	7%	—	2%	5%
Total Mercer	$4,528	$4,323	5%	—	2%	2%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses and the deconsolidation of Marsh India.

Effective January 1, 2017, Mercer established a Wealth business reflecting a unified client strategy for its former Retirement and Investment business. The 2016 information in the chart above has been conformed to the current presentation.

* Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2016	2015	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$5,976	$5,727	4%	(2)%	4%	3%
Guy Carpenter	1,141	1,121	2%	—	—	2%
Subtotal	7,117	6,848	4%	(2)%	3%	3%
Fiduciary Interest Income	26	21
Total Risk and Insurance Services	7,143	6,869	4%	(2)%	3%	3%
Consulting
Mercer	4,323	4,313	—	(2)%	—	3%
Oliver Wyman Group	1,789	1,751	2%	(2)%	—	3%
Total Consulting	6,112	6,064	1%	(2)%	—	3%
Corporate/Eliminations	(44)	(40)
Total Revenue	$13,211	$12,893	2%	(2)%	2%	3%

*	Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2016	2015	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions Impact	Underlying Revenue
Marsh:
EMEA	$1,924	$1,848	4%	(4)%	6%	2%
Asia Pacific	635	636	—	—	(3)%	3%
Latin America	374	380	(2)%	(10)%	—	8%
Total International	2,933	2,864	2%	(4)%	4%	3%
U.S. / Canada	3,043	2,863	6%	—	4%	2%
Total Marsh	$5,976	$5,727	4%	(2)%	4%	3%
Mercer:
Defined Benefit Consulting & Administration	$1,447	$1,579	(8)%	(4)%	(6)%	—
Investment Management & Related Services	606	584	4%	(3)%	1%	6%
Total Wealth	2,053	2,163	(5)%	(3)%	(4)%	2%
Health	1,588	1,558	2%	(1)%	—	3%
Career	682	592	15%	(2)%	12%	5%
Total Mercer	$4,323	$4,313	—	(2)%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions and transfers among businesses. For 2015, the impact of a $37 million gain from the disposal of Mercer's U.S. defined contribution recordkeeping business is included in acquisitions/dispositions in Mercer's Defined Benefit Consulting & Administration business.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue was $14 billion in 2017, an increase of 6%, or 3% on an underlying basis. Revenue in the Risk and Insurance Services segment increased 7% in 2017 compared with 2016, or 3% on an underlying basis. Revenue increased 3% and 4% on an underlying basis at Marsh and Guy Carpenter, respectively, as compared with 2016. The Consulting segment's revenue increased 5% compared with 2016, or 4% on an underlying basis. Revenue increased 2% and 7% on an underlying basis at Mercer and Oliver Wyman Group, respectively, as compared with 2016.

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
Operating Expense
Consolidated operating expenses increased 6% in 2017 compared with 2016, or 2% on an underlying basis. The increase in underlying expenses was primarily due to higher base salaries and incentive compensation costs, and the pension settlement charge discussed previously, partly offset by lower costs related to liabilities for errors and omissions.
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

The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars, except percentages)	2017	2016	2015
Revenue	$7,630	$7,143	$6,869
Compensation and Benefits	4,031	3,732	3,629
Other Operating Expenses	1,728	1,658	1,701
Operating Expenses	5,759	5,390	5,330
Operating Income	$1,871	$1,753	$1,539
Operating Income Margin	24.5%	24.5%	22.4%
Revenue
Revenue in the Risk and Insurance Services segment increased 7% in 2017 compared with 2016, due to a 3% growth in underlying revenue and 4% growth from acquisitions.
In Marsh, revenue increased 7% to $6.4 billion in 2017 as compared with 2016, reflecting a 3% increase on an underlying basis and a 5% increase from acquisitions. U.S./Canada had underlying revenue growth of 4%. International operations increased 2% on an underlying basis, reflecting increases of 6% in Asia Pacific and 7% in Latin America, while growth in EMEA was flat.
Guy Carpenter’s revenue increased 4% to $1.2 billion in 2017 compared with 2016, for both a reported and underlying basis.
Fiduciary interest income was $39 million in 2017 compared with $26 million in 2016 due to the combined effect of higher average invested funds and higher interest rates.
The Risk and Insurance Services segment completed seven acquisitions during 2017. Information regarding those acquisitions is included in Note 4 to the consolidated financial statements.
Revenue in the Risk and Insurance Services segment increased 4% in 2016 compared with 2015, as a 3% growth in underlying revenue and 3% growth from acquisitions was partly offset by a 2% decrease resulting from the impact of foreign currency translation.
In Marsh, revenue of $6 billion increased 4% in 2016 as compared with 2015, reflecting a 3% increase on an underlying basis and a 4% increase from acquisitions, offset by a 2% decrease resulting from the impact of foreign currency translation. The underlying revenue increase reflects growth in all major geographies. International operations had underlying revenue growth of 3% reflecting increases of 2% in EMEA, 3% in Asia Pacific and 8% in Latin America, while U.S./Canada increased 2%.
Guy Carpenter’s revenue increased 2% to $1.1 billion in 2016 compared with 2015, for both a reported and underlying basis.
Fiduciary interest income was $26 million in 2016 compared with $21 million in 2015 due to the combined effect of higher average invested funds and higher interest rates.
The Risk and Insurance Services segment completed nine acquisitions during 2016.
Expense
Expense in the Risk and Insurance Services segment increased 7% in 2017 compared with 2016, reflecting a 2% increase on an underlying basis and a 5% increase from acquisitions. The underlying expense increase is primarily due to higher base salaries, incentive compensation costs and the U.K. pension settlement charge discussed previously, partly offset by lower costs related to liabilities for errors and omissions.
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

Consulting
Effective January 1, 2017, Mercer merged its investment and retirement businesses into a newly-created wealth business. We believe this combination better aligns Mercer’s investment management capabilities globally.
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
The results of operations for the Consulting segment are presented below:

(In millions of dollars, except percentages)	2017	2016	2015
Revenue	$6,444	$6,112	$6,064
Compensation and Benefits	3,509	3,385	3,354
Other Operating Expenses	1,761	1,624	1,635
Operating Expenses	5,270	5,009	4,989
Operating Income	$1,174	$1,103	$1,075
Operating Income Margin	18.2%	18.1%	17.7%
Revenue
Consulting revenue in 2017 increased 5% compared with 2016, reflecting a 4% increase on an underlying basis and 2% growth from acquisitions. Mercer's revenue increased 5% to $4.5 billion over the prior year, or 2% on an underlying basis. Mercer's year over year revenue comparison also reflects an increase of 2% from acquisitions. The underlying revenue growth reflects an increase in Career of 5%, Health of 2% and Wealth of 2%. Within Wealth, Investment Management & Related Services increased 10% while Defined Benefit Consulting & Administration decreased 2% compared with the prior year. Oliver Wyman Group’s revenue increased 7% in 2017 compared with 2016, for both a reported and underlying basis.
The Consulting segment completed three acquisitions during 2017. Information regarding these acquisitions is included in Note 4 to the consolidated financial statements.
Consulting revenue in 2016 increased 1% compared with 2015, reflecting a 3% increase on an underlying basis offset by a 2% decrease from the impact of foreign currency translation. Mercer’s revenue of $4.3 billion was flat when compared with 2015 but increased 3% on an underlying basis. Mercer's year over year revenue comparison reflects a decrease of 2% from the impact of foreign currency translation. The underlying revenue growth reflects an increase in Wealth of 2%, Health of 3% and Career of 5%. Within Wealth, Investment Management & Related Services increased 6% while Defined Benefit Consulting & Administration was flat compared with 2015. Oliver Wyman Group’s revenue increased 2% in 2016 compared with 2015, reflecting an increase of 3% on an underlying basis, partly offset by a decrease of 2% from the impact of foreign currency translation.
The Consulting segment completed six acquisitions during 2016.
Expense
Consulting expense in 2017 increased 5% compared with 2016, reflecting an increase of 3% on an underlying basis and a 3% increase from the impact of acquisitions. The increase in underlying expense reflects higher base salaries, asset based fees and outside service costs, partly offset by lower severance costs and lower costs related to liabilities for errors and omissions.
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
Corporate and Other
Corporate expense in 2017 was $189 million compared with $192 million in 2016. The decrease in expense is primarily due to lower consulting, occupancy and general insurance costs.
Corporate expense in 2016 was $192 million compared with $195 million in 2015, reflecting lower executive compensation and lower defined benefit pension costs.

Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $9 million in 2017 compared with $5 million in 2016. Interest expense in 2017 was $237 million compared with $189 million in 2016. The increase in interest expense was primarily due to higher average debt outstanding in 2017.
Interest income earned on corporate funds amounted to $5 million in 2016 compared with $13 million in 2015. The decrease is due to the combined effects of a lower level of invested funds and lower interest rates. Interest expense in 2016 was $189 million compared with $163 million in 2015 due to higher average outstanding debt in 2016.
Investment Income
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in current earnings. It includes, when applicable, other-than-temporary declines in the value of debt and available-for-sale securities and equity method gains or losses on its investment in private equity funds. The Company's investments may include direct investments in insurance, consulting and related companies and investments in private equity funds. The Company recorded net investment income of $15 million in 2017 compared to less than $1 million in 2016 and $38 million in 2015. The increase in 2017 versus 2016 was primarily due to a gain on the sale of an investment and higher equity method gains related to the Company's investments in private equity funds. Net investment income in 2015 was primarily related to the general partner carried interest from Trident III. Stonepoint Capital, the investment manager of Trident III, substantially liquidated the remaining two investments of Trident III during the third quarter of 2015, which resulted in the Company recognizing its remaining deferred performance fees.
Income Taxes
On December 22, 2017, the U.S. enacted the TCJA. The TCJA provides for a reduction in the U.S. corporate tax rate to 21% and the creation of a territorial tax system. The TCJA also changes the deductibility of certain expenses, primarily executive officers compensation. The Company recorded a provisional charge of $460 million related to the enactment of the TCJA. As discussed in Note 6 to the consolidated financial statements this provisional charge may be adjusted in 2018. The TCJA provides for a transition to the territorial system via a transition tax on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional charge of $240 million in the fourth quarter as an estimate of U.S. transition taxes and ancillary effects, including state taxes and foreign withholding taxes related to the change in permanent reinvestment status with respect to our pre-2018 foreign earnings. This transition tax is payable over eight years. The reduction of the U.S. corporate tax rate from 35% to 21%, reduces the value of the US deferred tax assets and liabilities, accordingly, a charge of $220 million was recorded. The more complete discussion of the TCJA and its impact on the Company’s results is further below.
The Company's consolidated effective tax rate was 42.9%, 27.6% and 29.1% in 2017, 2016 and 2015, respectively. The effective tax rate in 2017 reflects the provisional estimate of U.S. tax reform as well as the impact of the required change in accounting for the tax effects of equity awards. The 2017, 2016 and 2015 rates also reflect foreign operations which historically have been taxed at rates below the U.S. statutory tax rate, including the effect of repatriation, as well as the impact of discrete tax matters such as tax legislation, changes in valuation allowances, nontaxable adjustments to contingent acquisition consideration and the true-up of the tax provision to amounts filed in the Company's tax returns. In 2017, pre-tax income in the U.K., Barbados, Canada, Australia, and Ireland accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 20%, 1%, 27%, 31% and 12%, respectively.
As noted above, the TCJA significantly increased income tax expense from two discrete charges discussed above. The lower U.S. corporate rate is expected to provide a significant ongoing benefit to our effective tax rate and U.S. cash tax liabilities due to the significantly lower U.S. statutory tax rate and the quasi-territorial system.
As a U.S. domiciled parent holding company, Marsh & McLennan Companies, Inc. is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States.
The mandatory taxation of accumulated undistributed foreign earnings through the transition tax substantially changed the economic considerations of continued permanent investment of those accumulated earnings, a key component of our global capital strategy. As a result of the transition tax, the Company anticipates repatriating the majority of the accumulated earnings that was previously intended to be permanently re-invested outside of the U.S. We continue to evaluate our global investment strategy in light of expected relief from U.S. tax reform under the new territorial tax regime for future foreign earnings.
The effective tax rate may vary significantly from period to period. The rate is sensitive to the geographic mix of the Company's earnings and repatriation of cash, which may result in higher or lower effective tax rates. Losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate, depending on estimates of the realizability of associated deferred tax assets. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
Changes in tax laws, rulings, policies or related legal and regulatory interpretations occur frequently and may also have significant favorable or adverse impacts on our current assumptions and effective tax rate.
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

The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2017, the Company had approximately $1.0 billion of cash and cash equivalents in its foreign operations, which includes $171 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings, and with respect to repatriating 2017 and prior earnings, it is in the process of fully evaluating such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries as it considers its permanent reinvestment assertions going forward in light of the enactment at the end of 2017 of the TCJA. During 2017, the Company recorded foreign currency translation adjustments which increased net equity by $715 million. A weakening of the U.S. dollar against foreign currencies would increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $1.9 billion of cash from operations in 2017, compared with $2.0 billion in 2016. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension-Related Items
Contributions
During 2017, the Company contributed $85 million to its U.S. pension plans and $229 million to non-U.S. pension plans compared to contributions of $27 million to U.S. plans and $187 million to non-U.S. plans in 2016.
In the United States, contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. There was a $6 million contribution to the U.S. qualified plan to meet the ERISA funding requirement in 2017. In addition, the Company made a $50 million discretionary contribution to the U.S. qualified plan in December 2017 and $29 million of contributions to its non-qualified plans. The Company expects to contribute approximately $27 million to its U.S. pension plans in 2018.
The Company contributed $129 million to the U.K. plans in 2017, including an expense allowance of approximately $9 million. Based on the funding test carried out at November 1, 2017, the Company contributions to the U.K. plans in 2018 are expected to be approximately $22 million, including the expense allowance.
Outside the United States, the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2017. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1 of each year. If the funding level on November 1 is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. The funding level was re-assessed on November 1, 2017 and no deficit funding contributions are required in 2018. The funding level will be re-assessed on November 1, 2018. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
In the aggregate, the Company expects to contribute approximately $82 million to its non-U.S. defined benefit plans in 2018, comprising approximately $60 million to plans outside of the U.K. and $22 million to the U.K. plans.
Changes to Pension Plans
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
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.8 billion and $2.6 billion at December 31, 2017 for the U.S. plans and non-U.S. plans, respectively, compared with $1.7 billion and $3.1 billion at December 31, 2016. The increase in the U.S. was primarily due to a decrease in the discount rate used to measure plan liabilities partly offset by investment returns. The decrease in the non-U.S. plans was primarily due to higher investment returns, the impact of assumption changes and the U.K. settlement in the fourth quarter of 2017 as discussed above, partly offset by the impact of a decrease in discount rates and foreign exchange translation. In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities decreased in both the U.S. and the U.K. (the Company's largest plans) in 2017 and in 2016. The decreases in 2017 and 2016 followed an increase in 2015. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. During 2017, the Company's defined benefit pension plan assets had actual returns of 19.3% and 9.1% in the U.S. and U.K., respectively. During 2016, the Company's defined benefit pension plan assets had actual returns of 9.8% and 22.1% in the U.S. and U.K., respectively. During 2015, the Company's defined benefit pension plan assets had a loss of 3.9% in the U.S. and gain of 1.2% in the U.K.

Overall, based on the measurement at December 31, 2017, expenses related to the Company’s defined benefit plans are expected to decrease in 2018 by approximately $90 million compared to 2017. Approximately $80 million of the reduction relates to non-U.S. plans, primarily in the U.K. and in Canada. In the U.K., the net benefit credit was reduced in 2017 by the $54 million settlement charge discussed previously. The recognition of a similar charge in 2018 and the amount of such a charge, if any, is dependent upon whether participant lump sum elections reach or exceed the settlement threshold. The remaining decrease primarily relates to plans in Canada, which ceased the accrual of future benefits on January 1, 2018. Approximately half of the defined benefit expense decrease in Canada will be offset by increased costs for contributions to its defined contribution plans.
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
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 7 to the consolidated financial statements.
In March 2015, the Company amended the RRA, resulting in its termination, with benefits to certain participants to be paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.
Financing Cash Flows
Net cash used for financing activities was $1.0 billion in 2017 compared with $1.1 billion used in 2016.
Debt
The Company increased outstanding debt by approximately $680 million in 2017 and $400 million in 2016.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at December 31, 2017.
In January 2017, the Company issued $500 million of 2.75% senior notes due in 2022 and $500 million of 4.35% senior notes due in 2047. The Company used the net proceeds for general corporate purposes, which included the repayment of a $250 million debt maturity in April 2017.
In March 2016, the Company issued $350 million of 3.30% seven-year senior notes. In September 2015, the Company issued $600 million of 3.75% 10.5-year senior notes, and in March 2015, the Company issued $500 million of 2.35% five-year senior notes. The Company used the net proceeds from these issuances for general corporate purposes.
Credit Facilities
The Company and certain of its subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2017.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $624 million at December 31, 2017 and $376 million at December 31, 2016. There were no outstanding borrowings under these facilities at December 31, 2017 and $1.6 million of outstanding borrowings under these facilities at December 31, 2016.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by Standard & Poor's and P-2 by Moody's. The Company carries a stable outlook from both firms.
Share Repurchases
During 2017, the Company repurchased 11.5 million shares of its common stock for total consideration of $900 million at an average price per share of $77.93. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of December 31, 2017, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $1.5 billion. There is no time limit on this authorization.
During 2016, the Company repurchased 12.7 million shares of its common stock for total consideration of $800 million at an average price per share of $63.18.
Dividends
The Company paid total dividends of $740 million in 2017 ($1.43 per share), $682 million in 2016 ($1.30 per share) and $632 million in 2015 ($1.18 per share).
Contingent Payments Related To Acquisitions
During 2017, the Company paid $108 million of contingent payments related to acquisitions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $81 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $27 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $189 million for acquisitions completed in 2017 and in prior years are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2017. The Company paid deferred purchase consideration related to prior years' acquisitions of $55 million, $54 million and $36 million in the years ended December 31, 2017, 2016 and 2015, respectively. Remaining deferred cash payments of approximately $121 million are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2017.
In 2016, the Company paid $86 million of contingent payments related to acquisitions made in prior periods, of which $44 million was reported as financing cash flows and $42 million as operating cash flows. In 2015, the Company made $47 million of contingent payments related to acquisitions made in prior periods, of which $13 million was reported as financing cash flows and $34 million as operating cash flows.
Investing Cash Flows
Net cash used for investing activities amounted to $956 million in 2017 compared with $1.1 billion used for investing activities in 2016.
The Company paid $655 million and $813 million, net of cash acquired, for acquisitions it made during 2017 and 2016, respectively.
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

The Company’s additions to fixed assets and capitalized software, which amounted to $302 million in 2017 and $253 million in 2016, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $57 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2017:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$262	$262	$—	$—	$—
Long-term debt	5,261	—	830	1,030	3,401
Interest on long-term debt	1,935	206	384	325	1,020
Net operating leases	2,057	314	542	429	772
Service agreements	387	228	134	12	13
Other long-term obligations	338	136	185	13	4
Total	$10,240	$1,146	$2,075	$1,809	$5,210
The above does not include the liability for unrecognized tax benefits of $71 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $1 million that may become payable during 2018. The above does not include net pension liabilities of approximately $1.8 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The above does not include the provisional estimate of transitional tax payments related to the TCJA of $240 million. The amounts of estimated future benefits payments to be made from pension plan assets are disclosed in Note 7 to the consolidated financial statements. In 2018, the Company expects to contribute approximately $27 million and $82 million to its U.S. and non-U.S. defined benefit pension plans, respectively.
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
The Company recognizes the funded status of its over-funded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income ("AOCI"), net of tax, in the Company’s consolidated balance sheets. The gains and losses that exceed specified corridors are amortized prospectively out of AOCI over a period that approximates the remaining life expectancy of participants in plans where substantially all participants are inactive or the average remaining service period of active participants for plans with active participants. The vast majority of unrecognized losses relate to inactive plans and are amortized over the remaining life expectancy of the participants.
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
The target asset allocation for the U.S. Plans is 64% equities and equity alternatives and 36% fixed income. At December 31, 2017, the actual allocation for the U.S. Plans was 63% equities and equity alternatives and 37% fixed income. At the end of 2016, the target asset allocation for the U.K. Plans, which comprise approximately 81% of non-U.S. Plan assets, was 48% equities and equity alternatives and 52% fixed income. During 2017, due to improvement in the funded status of the U.K. Plans, the Trustee revised the target asset allocation to 34% equities and equity alternatives and 66% fixed income. At December 31, 2017, the actual allocation for the U.K. Plans was 48% equities and equity alternatives and 52% fixed income and the Company expects to continue to move the actual portfolio allocation toward the revised targets during 2018.
The discount rate selected for each U.S. Plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.

The table below shows the weighted average assumed rate of return and the discount rate at the December 31, 2017 measurement date (for measuring pension expense in 2018) for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed Rate of Return on Plan Assets	5.83%	7.95%	4.94%
Discount Rate	3.07%	3.86%	2.58%
Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 85% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(23)	$(40)	$23	$40
Discount Rate	$(1)	$(3)	$—	$2
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
Income Taxes
The Company's tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. In 2017, the Company's tax expense was significantly impacted by the enactment of the TCJA, which is discussed in more detail in Note 6 to the consolidated financial statements included in this report. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.
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
As of December 31, 2017, there was $14.9 million of unrecognized compensation cost related to stock option awards. The weighted-average period over which the costs are expected to be recognized is 1.36 years. Also as of December 31, 2017, there was $197.4 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.08 years.
See Note 8 to the consolidated financial statements for additional information regarding accounting for share-based payments.

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
Interest Rate Risk and Credit Risk
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2017
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,205
Fiduciary cash and investments	$4,847
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 11 basis points, over the full year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $4 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events, such as the vote on "Brexit" in the United Kingdom, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2017, the Company estimates net operating income would increase or decrease by approximately $60 million. The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds. Investments of approximately $97 million are classified as available for sale, which includes the Company's investment in Benefitfocus. Approximately $62 million are accounted for using the cost method and $405 million are accounted for using the equity method, which includes the Company's investments in Alexander Forbes. The investments are subject to risk of changes in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of December 31, 2017, the carrying value of the Company’s investment in Alexander Forbes was $266 million. As of December 31, 2017, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the December 31, 2017 closing share price of 6.87 South African Rand per share, was approximately $239 million.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 14 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements included in this report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2017	2016	2015
Revenue	$14,024	$13,211	$12,893
Expense:
Compensation and benefits	7,884	7,461	7,334
Other operating expenses	3,284	3,086	3,140
Operating expenses	11,168	10,547	10,474
Operating income	2,856	2,664	2,419
Interest income	9	5	13
Interest expense	(237)	(189)	(163)
Investment income	15	—	38
Income before income taxes	2,643	2,480	2,307
Income tax expense	1,133	685	671
Income from continuing operations	1,510	1,795	1,636
Discontinued operations, net of tax	2	—	—
Net income before non-controlling interests	1,512	1,795	1,636
Less: Net income attributable to non-controlling interests	20	27	37
Net income attributable to the Company	$1,492	$1,768	$1,599
Basic net income per share – Continuing operations	$2.91	$3.41	$3.01
– Net income attributable to the Company	$2.91	$3.41	$3.01
Diluted net income per share – Continuing operations	$2.87	$3.38	$2.98
– Net income attributable to the Company	$2.87	$3.38	$2.98
Average number of shares outstanding – Basic	513	519	531
– Diluted	519	524	536
Shares outstanding at December 31,	509	514	522
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2017	2016	2015
Net income before non-controlling interests	$1,512	$1,795	$1,636
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	717	(742)	(639)
Unrealized investment (loss) income	(7)	21	1
Gain (loss) related to pension/post-retirement plans	408	(119)	337
Other comprehensive income (loss), before tax	1,118	(840)	(301)
Income tax expense on other comprehensive income	68	33	72
Other comprehensive income (loss), net of tax	1,050	(873)	(373)
Comprehensive income	2,562	922	1,263
Less: Comprehensive income attributable to non-controlling interests	20	27	37
Comprehensive income attributable to the Company	$2,542	$895	$1,226

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,205	$1,026
Receivables
Commissions and fees	3,777	3,370
Advanced premiums and claims	65	83
Other	401	286
	4,243	3,739
Less-allowance for doubtful accounts and cancellations	(110)	(96)
Net receivables	4,133	3,643
Other current assets	224	215
Total current assets	5,562	4,884
Goodwill	9,089	8,369
Other intangible assets	1,274	1,126
Fixed assets, net	712	725
Pension related assets	1,693	776
Deferred tax assets	669	1,097
Other assets	1,430	1,213
	$20,429	$18,190
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$262	$312
Accounts payable and accrued liabilities	2,083	1,969
Accrued compensation and employee benefits	1,718	1,655
Accrued income taxes	199	146
Total current liabilities	4,262	4,082
Fiduciary liabilities	4,847	4,241
Less – cash and investments held in a fiduciary capacity	(4,847)	(4,241)
	—	—
Long-term debt	5,225	4,495
Pension, postretirement and postemployment benefits	1,888	2,076
Liability for errors and omissions	301	308
Other liabilities	1,311	957
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2017 and December 31, 2016	561	561
Additional paid-in capital	784	842
Retained earnings	13,140	12,388
Accumulated other comprehensive loss	(4,043)	(5,093)
Non-controlling interests	83	80
	10,525	8,778
Less – treasury shares, at cost, 51,930,135 shares at December 31, 2017 and 46,150,415 shares at December 31, 2016	(3,083)	(2,506)
Total equity	7,442	6,272
	$20,429	$18,190
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2017	2016	2015
Operating cash flows:
Net income before non-controlling interests	$1,512	$1,795	$1,636
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	312	308	314
Amortization of intangible assets	169	130	109
Adjustments and payments related to contingent consideration liability	(24)	(33)	11
Gain on deconsolidation of entity	—	(11)	—
Provision for deferred income taxes	396	68	178
Gain on investments	(15)	—	(38)
Loss (Gain) on disposition of assets	10	6	(13)
Share-based compensation expense	149	109	88
Changes in assets and liabilities:
Net receivables	(454)	(154)	(52)
Other current assets	(3)	(9)	3
Other assets	(199)	34	(10)
Accounts payable and accrued liabilities	87	55	(125)
Accrued compensation and employee benefits	63	2	23
Accrued income taxes	37	(21)	(15)
Contributions to pension and other benefit plans in excess of current year expense/credit	(457)	(279)	(231)
Other liabilities	406	(97)	(60)
Effect of exchange rate changes	(96)	104	70
Net cash provided by operations	1,893	2,007	1,888
Financing cash flows:
Purchase of treasury shares	(900)	(800)	(1,400)
Net increase in commercial paper	—	50	—
Proceeds from issuance of debt	987	347	1,091
Repayments of debt	(315)	(12)	(61)
Shares withheld for taxes on vested units – treasury shares	(49)	(39)	(49)
Issuance of common stock from treasury shares	166	188	224
Payments of deferred and contingent consideration for acquisitions	(136)	(98)	(49)
Distributions of non-controlling interests	(22)	(21)	(30)
Dividends paid	(740)	(682)	(632)
Net cash used for financing activities	(1,009)	(1,067)	(906)
Investing cash flows:
Capital expenditures	(302)	(253)	(325)
Net (purchases) sales of long-term investments	(13)	2	(65)
Proceeds from sales of fixed assets	8	4	2
Dispositions	—	—	71
Acquisitions	(655)	(813)	(952)
Other, net	6	4	4
Net cash used for investing activities	(956)	(1,056)	(1,265)
Effect of exchange rate changes on cash and cash equivalents	251	(232)	(301)
Increase (decrease) in cash and cash equivalents	179	(348)	(584)
Cash and cash equivalents at beginning of year	1,026	1,374	1,958
Cash and cash equivalents at end of year	$1,205	$1,026	$1,374
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2017	2016	2015
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$842	$861	$930
Change in accrued stock compensation costs	63	44	16
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(120)	(63)	(85)
Other	(1)	—	—
Balance, end of year	$784	$842	$861
RETAINED EARNINGS
Balance, beginning of year	$12,388	$11,302	$10,335
Net income attributable to the Company	1,492	1,768	1,599
Dividend equivalents declared - (per share amounts: $1.43 in 2017, $1.30 in 2016, and $1.18 in 2015)	(6)	(7)	(4)
Dividends declared – (per share amounts: $1.43 in 2017, $1.30 in 2016, and $1.18 in 2015)	(734)	(675)	(628)
Balance, end of year	$13,140	$12,388	$11,302
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(5,093)	$(4,220)	$(3,847)
Other comprehensive income (loss), net of tax	1,050	(873)	(373)
Balance, end of year	$(4,043)	$(5,093)	$(4,220)
TREASURY SHARES
Balance, beginning of year	$(2,506)	$(1,991)	$(925)
Issuance of shares under stock compensation plans and employee stock purchase plans	323	285	334
Purchase of treasury shares	(900)	(800)	(1,400)
Balance, end of year	$(3,083)	$(2,506)	$(1,991)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$80	$89	$79
Net income attributable to non-controlling interests	20	27	37
Distributions and other changes	(17)	(22)	(27)
Deconsolidation of subsidiary	—	(14)	—
Balance, end of year	$83	$80	$89
TOTAL EQUITY	$7,442	$6,272	$6,602
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
The Risk and Insurance Services segment provides risk management solutions, services, advice and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, generally the Company collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $39 million, $26 million and $21 million in 2017, 2016 and 2015, respectively. The Consulting segment recorded fiduciary interest income of $4 million, $3 million and $4 million in 2017, 2016 and 2015, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $6.8 billion and $7 billion at December 31, 2017 and 2016, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages approximately $227 billion of assets in trusts or funds for which Mercer’s management or trustee fee is not considered a variable interest, since the fees are commensurate with the level of effort required to provide those services. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
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
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements. At December 31, 2017, the Company maintained $187 million related to these regulatory requirements.
Fixed Assets:  Fixed assets are stated at cost less accumulated depreciation and amortization. Expenditures for improvements are capitalized. Upon sale or retirement of an asset, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are charged to operations as incurred.
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
The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2017	2016
Furniture and equipment	$1,179	$1,113
Land and buildings	385	389
Leasehold and building improvements	974	906
	2,538	2,408
Less-accumulated depreciation and amortization	(1,826)	(1,683)
	$712	$725
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

In 2017, the Company recorded investment income of $15 million compared to less than $1 million in 2016 and $38 million in 2015. The investment income in 2015 was primarily due to general partner carried interest from the Company's investment in Trident III, which was substantially liquidated in 2015.
Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. When a step 1 test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 5, the Company may elect to assess qualitative factors to determine if a step 1 test is necessary. Other intangible assets, which primarily consist of acquired customer lists, that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2017 and 2016.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $488 million and $482 million, net of accumulated amortization of $1.3 billion and $1.1 billion at December 31, 2017 and 2016, respectively, are included in other assets in the consolidated balance sheets.
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
Specific considerations related to the enactment of U.S. tax reform are discussed in more detail in Note 6 to the consolidated financial statements.
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

Basic and Diluted EPS Calculation - Continuing Operations
(In millions, except per share figures)	2017	2016	2015
Net income from continuing operations	$1,510	$1,795	$1,636
Less: Net income attributable to non-controlling interests	20	27	37
	$1,490	$1,768	$1,599
Basic weighted average common shares outstanding	513	519	531
Dilutive effect of potentially issuable common shares	6	5	5
Diluted weighted average common shares outstanding	519	524	536
Average stock price used to calculate common stock equivalents	$77.30	$63.51	$56.27
There were 10.2 million, 13.2 million and 14.8 million stock options outstanding as of December 31, 2017, 2016 and 2015, respectively.
Estimates:  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.
New Accounting Pronouncements Recently Adopted:
In October 2016, the FASB issued new guidance which changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the new guidance requires that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, include all of its direct variable interest in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The adoption of this guidance did not have a significant impact on its financial position, results of operations and statement of cash flows.
In April 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance requires that companies record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement and classify excess tax benefits as an operating activity in the statement of cash flows. The Company adopted this new guidance prospectively, effective January 1, 2017 and prior periods have not been adjusted. For the year ended December 31, 2017, the adoption of this new standard reduced income tax expense in the consolidated statement of income by approximately $79 million. For the years ended December 31, 2016 and 2015, the Company recorded an excess tax benefit of $44 million and $53 million, respectively, as an increase to equity in its consolidated balance sheets, which was reflected as cash provided by financing activities in the consolidated statements of cash flows.
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
In September 2015, the FASB issued new guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. The guidance requires the acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, and to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed as of the acquisition date. The guidance also requires additional disclosures required for the amounts recorded in current period earnings arising from such adjustments. The guidance was adopted on January 1, 2016 and did not have a material impact on the Company's financial position or results of operations.
In May 2015, the FASB issued new guidance which removes the requirement to present certain investments for which the practical expedient is used to measure fair value at net asset value within the fair value hierarchy table. Instead, an entity is required to include those investments as a reconciling item so that the total fair value amount of investments in the disclosure is consistent with the fair value investment balance in the consolidated balance sheets. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this new guidance affected footnote disclosure only, and therefore did not have a material impact on the Company's financial position or results of operations.
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
New Accounting Pronouncements Effective January 1, 2018:
New Revenue Recognition Pronouncement
In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new guidance effective January 1, 2018, using the modified retrospective method, which applies the new guidance beginning with the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2018. The Company elected to apply the modified retrospective method to all contracts.
The guidance includes requirements to estimate variable or contingent consideration to be received, which will result in revenue being recognized earlier than under legacy GAAP. In addition, the guidance requires the capitalization and amortization of certain costs which were expensed as incurred under legacy GAAP. As discussed in more detail below, the adoption of this new revenue recognition standard will shift revenue among quarters from historical patterns, but is not expected to have a significant year-over-year impact on annual revenue.
In the Risk and Insurance Services segment, there will be significant movement in the quarterly timing of revenue recognition. In particular, under the new standard the recognition of revenue in the Company’s reinsurance broking operations will be accelerated from historical patterns. Prior to the adoption of this standard, revenue related to most reinsurance placements was recognized on the later of billing or effective date as premiums are determined by the primary insurers and attached to the reinsurance treaties.

Typically, this resulted in revenue being recognized over a 12 to 24 month period. Under the new guidance, estimated revenue from these treaties will be recognized largely at the policy effective date. In the insurance brokerage operations, revenue from commission based arrangements will continue to be recorded at the policy effective date, while the timing of revenue recognition for certain fee based arrangements will shift among quarters. However, since the vast majority of our fee arrangements involve contracts that cover a single year of services, the Company does not expect there will be a significant change in the amount of revenue recognized in an annual period.
In the Risk and Insurance Services segment, certain pre-placement costs will be deferred and amortized into earnings when the revenue from the placement is recognized. These costs were previously expensed as incurred. As such, the Company expects the recognition of costs to shift among quarters.
In the Consulting segment, the adoption of the new revenue standard will not have a significant impact on the timing of revenue recognition in quarterly or annual periods.
In its Consulting segment, the Company incurs implementation costs necessary to facilitate the delivery of the contracted services. Although certain implementation costs are deferred under current GAAP, the Company has concluded that certain additional implementation costs currently expensed under legacy GAAP will be deferred under the new guidance. In addition, the amortization period for these implementation costs will be longer under the new guidance as the amortization period will include the initial contract term plus expected renewals. Currently, deferred implementation costs are amortized over the initial contract term.
The cumulative effect of adopting the standard, net of tax, on January 1, 2018 are expected to result in an increase to the opening balance of retained earnings of approximately $325 million to $425 million, with offsetting increases/decreases to other balance sheet accounts, e.g. accounts receivable, other assets and deferred income taxes. The comparative information and prior periods will not be restated and will continue to be reported under the legacy accounting standards that were in effect for those periods.
Other Standards Adopted Effective January 1, 2018
In March 2017, the FASB issued new guidance that changes the presentation of net periodic pension cost and net periodic postretirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. In addition, only the service cost component is eligible for capitalization, when applicable. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs as discussed in more detail below, and prospective application for the capitalization of the service cost component.
The adoption of this guidance will impact the line item presentation of the Company's results of operations, and will not change income before taxes, net income or earnings per share. When the Company files its financial statements for 2018, the consolidated statements of income for 2017 and 2016 will include the following reclassification:

	2017	2016
Risk and Insurance Services	$140	$172
Consulting	64	65
Corporate	(3)	(4)
Increase in Compensation and Benefits	201	233
Other Net Periodic Benefit Credit	(201)	(233)
Net Impact of Reclassification	$—	$—
In January 2016, the FASB issued new guidance intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company holds certain equity investments that are currently treated as available for sale securities, whereby the mark to market change is recorded to other comprehensive income in its consolidated balance sheet. The Company adopted the new accounting guidance prospectively, effective January 1, 2018, recording a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from other comprehensive income to retained earnings. Therefore, prior periods have not been restated.
In October 2016, the FASB also issued new guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the new guidance prospectively, effective January 1, 2018, recording a cumulative-effect adjustment increase to retained earnings of approximately $15 million as of the beginning of the period of adoption.
In November 2016, the FASB issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented. Early adoption is permitted. The Company does not expect the adoption of this guidance to impact the Company's consolidated balance sheets or consolidated statements of cash flows.
In August 2016, the FASB issued new guidance which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including cash payments for debt prepayments or debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented unless retrospective application is impracticable. The Company does not expect the adoption of this guidance to impact the Company's consolidated statements of cash flows.
In January 2017, the FASB issued guidance which clarifies the definition of a business in order to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect the adoption of this standard to have an impact on the Company's financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted:
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
In February 2016, the FASB issued new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets ("lessor") leased by the lessee will remain largely unchanged from current GAAP. However, the guidance contains targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model. The new guidance on leases is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact the adoption of the guidance will have on its financial position and results of operations, but expects material "right to use" assets and lease liabilities to be recorded on its consolidated balance sheets.
2.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2017	2016	2015
Assets acquired, excluding cash	$898	$960	$1,327
Liabilities assumed	(134)	(111)	(199)
Contingent/deferred purchase consideration	(109)	(36)	(176)
Net cash outflow for acquisitions	$655	$813	$952

(In millions of dollars)	2017	2016	2015
Interest paid	$199	$178	$146
Income taxes paid, net of refunds	$583	$642	$433
The classification of contingent consideration payments in the consolidated statement of cash flows is dependent upon whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating). Deferred payments are classified as financing activities in the consolidated statements of cash flows.
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $136 million in the year ended December 31, 2017, consisting of deferred purchase consideration of $55 million and contingent purchase consideration of $81 million. In the year ended December 31, 2016 the Company paid deferred and contingent consideration of $98 million, consisting of deferred purchase consideration of $54 million and contingent consideration of $44 million, and in the year ended December 31, 2015 the Company paid deferred and contingent consideration of $49 million, consisting of deferred purchase consideration of $36 million and contingent consideration of $13 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the year ended December 31, 2017, the Company recorded a net charge for adjustments to acquisition related accounts of $3 million and contingent consideration payments of $27 million. For the year ended December 31, 2016, the Company recorded a net charge for adjustments to acquisition related accounts of $9 million and contingent consideration payments of $42 million, and for the year ended December 31, 2015 the Company recorded a net charge for adjustments to acquisition related accounts of $45 million and contingent consideration payments of $34 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $88 million, $73 million and $72 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recorded stock-based compensation expense related to restricted stock units, performance stock units and stock options of $149 million, $109 million and $88 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In 2015, the consolidated statement of cash flows includes the cash flow impact of discontinued operations from indemnification payments related to the Putnam disposition that reduced the net cash flow provided by operations by $82 million.
As discussed in Note 1, for the years ended December 31, 2016 and 2015, the Company recorded an excess tax benefit of $44 million and $53 million, respectively, as an increase to equity in its consolidated balance sheets, which was reflected as cash provided by financing activities in the consolidated statements of cash flows.
An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31,
(In millions of dollars)	2017	2016	2015
Balance at beginning of year	$96	$87	$95
Provision charged to operations	31	31	14
Accounts written-off, net of recoveries	(17)	(20)	(18)
Effect of exchange rate changes and other	—	(2)	(4)
Balance at end of year	$110	$96	$87

3.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the years ended December 31, 2017 and 2016, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2017	$19	$(3,232)	$(1,880)	$(5,093)
Other comprehensive (loss) income before reclassifications	(5)	160	715	870
Amounts reclassified from accumulated other comprehensive loss	—	180	—	180
Net current period other comprehensive (loss) income	(5)	340	715	1,050
Balance as of December 31, 2017	$14	$(2,892)	$(1,165)	$(4,043)

(In millions of dollars)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2016	$6	$(3,124)	$(1,102)	$(4,220)
Other comprehensive income (loss) before reclassifications	13	(294)	(778)	(1,059)
Amounts reclassified from accumulated other comprehensive loss	—	186	—	186
Net current period other comprehensive income (loss)	13	(108)	(778)	(873)
Balance as of December 31, 2016	$19	$(3,232)	$(1,880)	$(5,093)

The components of other comprehensive income (loss) are as follows:

For the Years Ended December 31,	2017
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$717	$2	$715
Unrealized investment losses	(7)	(2)	(5)
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)
Net actuarial losses (a)	167	30	137
Effect of curtailment (a)	(1)	—	(1)
Effect of settlement (a)	54	9	45
Subtotal	219	39	180
Net gains arising during period	374	62	312
Foreign currency translation adjustments	(201)	(36)	(165)
Other adjustments	16	3	13
Pension/post-retirement plans gains	408	68	340
Other comprehensive income	$1,118	$68	$1,050
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Years Ended December 31,	2016
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(742)	$36	$(778)
Unrealized investment gains	21	8	13
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service losses (a)	3	1	2
Net actuarial losses (a)	166	46	120
Subtotal	169	47	122
Effect of curtailment	102	38	64
Net losses arising during period	(855)	(175)	(680)
Foreign currency translation adjustments	416	70	346
Other adjustments	49	9	40
Pension/post-retirement plans losses	(119)	(11)	(108)
Other comprehensive (loss) income	$(840)	$33	$(873)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Years Ended December 31,	2015
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(639)	$4	$(643)
Unrealized investment gains	1	—	1
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)
Net actuarial losses (a)	271	96	175
Subtotal	270	96	174
Effect of curtailment	(3)	—	(3)
Plan Termination	(6)	(3)	(3)
Net losses arising during period	(125)	(62)	(63)
Foreign currency translation adjustments	214	43	171
Other	(13)	(6)	(7)
Pension/post-retirement plans gains	337	68	269
Other comprehensive (loss) income	$(301)	$72	$(373)
(a) Components of net periodic pension cost are included in compensation and benefits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.
The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2017	December 31, 2016
Foreign currency translation adjustments (net of deferred tax adjustments of $(11) in 2017 and deferred tax adjustments of $(9) in 2016, respectively)	$(1,165)	$(1,880)
Net unrealized investment gains (net of deferred tax liability of $7 in 2017 and $10 in 2016)	14	19
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,462 and $1,530 in 2017 and 2016, respectively)	(2,892)	(3,232)
	$(4,043)	$(5,093)

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
The Risk and Insurance Services segment completed seven acquisitions during 2017.

•
January – Marsh & McLennan Agency ("MMA") acquired J. Smith Lanier & Co. ("JSL"), a privately held insurance brokerage firm providing insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S.

•	February – MMA acquired iaConsulting, a Texas-based employee benefits consulting firm.

•	March – MMA acquired Blakestad, Inc., a Minnesota-based private client and commercial lines insurance agency, and RJF Financial Services, a Minnesota-based retirement advisory firm.

•	May – MMA acquired Insurance Partners of Texas, a Texas-based employee benefits consulting firm.

•
August – Marsh acquired International Catastrophe Insurance Managers, LLC, a Colorado-based managing general agent providing property catastrophe insurance to business and homeowners, and MMA acquired Hendrick & Hendrick, Inc., a Texas-based insurance agency.

The Consulting segment completed three acquisitions during 2017.

•	August – Mercer acquired Jaeson Associates, a Portugal-based talent management consulting organization.

•
December – Mercer acquired Promerit AG, a Germany-based consultancy specializing in HR digitalization and business and HR transformation and BFC Asset Management Co., Ltd., a Japan-based independently owned asset manager, focused on alternative investment strategies.

Total purchase consideration for acquisitions made during 2017 was approximately $777 million, which consisted of cash paid of $668 million and deferred purchase and estimated contingent consideration of $109 million. Contingent consideration arrangements are based primarily on EBITDA and/or revenue targets over periods of two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During 2017, the Company also paid $55 million of deferred purchase consideration and $108 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

(In millions)	2017
Cash	$668
Estimated fair value of deferred/contingent consideration	109
Total consideration	$777
Allocation of purchase price:
Cash and cash equivalents	$13
Accounts receivable, net	30
Other current assets	6
Property, plant, and equipment	6
Other intangible assets	304
Goodwill	551
Other assets	1
Total assets acquired	911
Current liabilities	25
Other liabilities	109
Total liabilities assumed	134
Net assets acquired	$777
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period post acquisition date. The following chart provides information of other intangible assets acquired during 2017:

	Amount	Weighted Average Amortization Period
Client relationships	$263	12 years
Other (a)	41	5 years
	$304
(a) Primarily non-compete agreements, trade names and developed technology.
Prior Year Acquisitions
During 2016, the Risk and Insurance Services segment completed nine acquisitions.

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
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2017, 2016 and 2015. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2016 and reflects acquisitions made in 2016 as if they occurred on January 1, 2015. The pro-forma information includes the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2017	2016	2015
Revenue	$14,100	$13,724	$13,528
Income from continuing operations	$1,514	$1,787	$1,643
Net income attributable to the Company	$1,496	$1,759	$1,606
Basic net income per share:
– Continuing operations	$2.91	$3.39	$3.02
– Net income attributable to the Company	$2.92	$3.39	$3.02
Diluted net income per share:
– Continuing operations	$2.88	$3.36	$2.99
– Net income attributable to the Company	$2.88	$3.36	$2.99
The consolidated statement of income for 2017 includes approximately $156 million of revenue and $19 million of operating income related to acquisitions made during 2017. The consolidated statement of income for 2016 includes approximately $25 million of revenue and $4 million of operating income related to acquisitions made during 2016, and the consolidated statement of income for 2015 includes approximately $124 million of revenue and $7 million of operating income related to acquisitions made during 2015.
Acquisition-related expenses incurred in 2017 and 2016 were $3 million and $14 million, respectively.

Dispositions
In December 2015, Mercer sold its U.S. defined contribution recordkeeping business. The Company recognized pre-tax gains of $37 million in 2015 and $6 million in 2016 from this transaction, which are included in revenue in the consolidated statements of income in those years.
5.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. As part of its assessment, the Company considers numerous factors, including that the fair value of each reporting unit exceeds its carrying value by a substantial margin based on its most recent estimates, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2017 and concluded that a two-step goodwill impairment test was not required in 2017 and that goodwill was not impaired.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company concluded that these intangible assets are not impaired.
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2017	2016
Balance as of January 1, as reported	$8,369	$7,889
Goodwill acquired	551	556
Other adjustments(a)	169	(76)
Balance at December 31,	$9,089	$8,369
(a) Primarily due to the impact of foreign exchange in both years.
The goodwill acquired of $551 million in 2017 (approximately $9 million of which is deductible for tax purposes) is comprised of $522 million related to the Risk and Insurance Services segment and $29 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $6.5 billion and Consulting, $2.6 billion.
The gross cost and accumulated amortization at December 31, 2017 and 2016 are as follows:

(In millions of dollars)	2017			2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,672	$518	$1,154	$1,390	$392	$998
Other (a)	234	114	120	204	76	128
Amortized intangibles	$1,906	$632	$1,274	$1,594	$468	$1,126
(a) Primarily non-compete agreements, trade names and developed technology.

Aggregate amortization expense was $169 million for the year ended December 31, 2017, $130 million for the year ended December 31, 2016 and $109 million for the year ended December 31, 2015. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2018	$180
2019	170
2020	149
2021	139
2022	125
Subsequent years	511
$1,274
6.    Income Taxes
The tax information presented below includes a provisional estimate of the impact of the enactment, in December 2017, of U.S. tax legislation commonly known as the Tax Cuts and Job Act (the "TCJA"), which is discussed in more detail below. For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2017	2016	2015
Income before income taxes:
U.S.	$819	$725	$702
Other	1,824	1,755	1,605
	$2,643	$2,480	$2,307

The expense for income taxes is comprised of:
Current–
U.S. Federal	$313	$208	$90
Other national governments	388	366	385
U.S. state and local	36	43	52
	737	617	527
Deferred–
U.S. Federal	286	26	125
Other national governments	72	32	15
U.S. state and local	38	10	4
	396	68	144
Total income taxes	$1,133	$685	$671

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2017	2016
Deferred tax assets:
Accrued expenses not currently deductible	$369	$582
Differences related to non-U.S. operations (a)	139	127
Accrued U.S. retirement benefits	394	629
Net operating losses (b)	67	56
Income currently recognized for tax	49	71
Other	31	50
	$1,049	$1,515

Deferred tax liabilities:
Differences related to non-U.S. operations	$235	$217
Depreciation and amortization	338	377
Accrued retirement & postretirement benefits - non-U.S. operations	172	10
Other	16	14
	$761	$618

(a)	Net of valuation allowances of $18 million in 2017 and $3 million in 2016.

(b)	Net of valuation allowances of $11 million in 2017 and $17 million in 2016.

December 31,
(In millions of dollars)	2017	2016
Balance sheet classifications:
Deferred tax assets	$669	$1,097
Other liabilities	$381	$200
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below:

For the Years Ended December 31,	2017	2016	2015
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	1.5	1.5	1.6
Differences related to non-U.S. operations	(8.6)	(9.2)	(8.0)
U.S. Tax Reform	17.4	—	—
Equity compensation	(2.6)	—	—
Other	0.2	0.3	0.5
Effective tax rate	42.9%	27.6%	29.1%
The Company’s consolidated effective tax rate was 42.9%, 27.6% and 29.1% in 2017, 2016 and 2015, respectively. The tax rate in each year reflects foreign operations, which are generally taxed at rates lower than the U.S. statutory tax rate. The effective tax rate in 2017 reflects a provisional estimate of the impact of the enactment of the TCJA, as well as the impact of the required change in accounting for equity awards.
As a result of TCJA, two discrete charges were recorded. The transition to the new territorial tax system resulted in a transition tax payable over eight years on undistributed earnings of non-U.S. subsidiaries. This mandatory taxation of accumulated foreign earnings substantially changed the economic considerations of continued permanent investment of those accumulated earnings, a key component of our global capital strategy. As a result of the transition tax, the Company anticipates repatriating the majority of the accumulated earnings that it previously intended to permanently invest. A charge of $240 million was recorded in the fourth quarter as a provisional estimate of the transition tax and ancillary effects.
The provisional estimate of transition tax includes state taxes and foreign withholding taxes related to the change in the Company's indefinite reinvestment assertion with respect to our pre-2018 foreign earnings. The Company previously considered most unremitted earnings of our non-U.S. subsidiaries, except amounts repatriated in the year earned, to be permanently reinvested and, accordingly, recorded no deferred U.S. income taxes on such earnings. The Company has initially analyzed our global capital requirements and potential tax liabilities attributable to repatriation. The Company estimates that it will repatriate $3.4 billion that was previously considered indefinitely invested. Included in the $240 million charge is a $53 million provisional estimate for withholding and state income taxes. These estimates may be adjusted during 2018 after the Company has finalized its analysis of all the relevant information.
U.S. federal income taxes are not provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
In addition, reducing the U.S. corporate tax rate from 35% to 21%, and the change in deductibility of certain compensation awards to executive officers of the Company effective on January 1, 2018, resulted in a net charge of $220 million to reduce the value of our U.S. deferred tax assets and liabilities.
In December of 2017, the SEC issued Staff Accounting Bulletin 118 ("SAB 118"), establishing a one-year measurement period to complete the accounting for the income tax effects of the TCJA. SAB 118 anticipates three alternative states of completion at the end of the reporting period of accounting for these effects: (1) the tax accounting work has been completed with respect to an item; (2) a provisional amount has been recognized because a reasonable estimate was possible, or (3) a reasonable estimate cannot be provided. The Company believes its analysis of the TCJA to date provides an appropriate basis to record a provisional estimate. Our provisional estimates include the effects of the deemed repatriation tax and the Company's position with respect to permanently reinvested earnings, the impacts of the Global Intangible Low Taxed Income ("GILTI") and Base Erosion and Anti-abuse Tax ("BEAT") provisions, and the remeasurement of U.S. deferred tax based on estimated enactment-date deferred tax balances, which may be adjusted in 2018 when the 2017 tax return is filed. However, given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury about its implementation, the potential for additional guidance from the SEC or FASB, and the global complexity of the Company, these estimates may be adjusted during 2018.
Valuation allowances had net increases of $9 million in 2017 and net decreases of $8 million and $69 million in 2016 and 2015, respectively. During 2017, adjustments of the beginning of the year balances of valuation allowances increased income tax expense by $11 million, and decreased income tax expense by $7 million and $14 million in 2016, and 2015, respectively. The decrease in the valuation allowance in 2015 also reflects the write down of a deferred tax asset along with its full valuation allowance because the Company cannot utilize a net operating loss. Approximately 81% of the Company’s net operating loss carryforwards expire from 2018 through 2036, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2017 comprised federal, state and local, and non-U.S. tax benefits of $6 million, $49 million and $31 million, respectively, before reduction for valuation allowances.
The realization of deferred tax assets depends on generating future taxable income during the periods in which the tax benefits are deductible or creditable. Tax liabilities are determined and assessed jurisdictionally by legal entity or filing group. Certain taxing jurisdictions allow or require combined or consolidated tax filings. The Company assessed the realizability of its deferred tax assets, and considered all available evidence, including the existence of a recent history of losses, placing particular weight on evidence that could be objectively verified. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015:

(In millions of dollars)	2017	2016	2015
Balance at January 1,	$65	$74	$97
Additions, based on tax positions related to current year	1	2	3
Additions for tax positions of prior years	14	6	22
Reductions for tax positions of prior years	(6)	(6)	(10)
Settlements	—	(7)	(20)
Lapses in statutes of limitation	(3)	(4)	(18)
Balance at December 31,	$71	$65	$74
Of the total unrecognized tax benefits at December 31, 2017, 2016 and 2015, $56 million, $53 million and $53 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2017, 2016 and 2015, before any applicable federal benefit, was $12 million, $11 million and $8 million, respectively.
The Company is routinely examined by tax authorities in the jurisdictions in which it has significant operations. In the US federal jurisdiction the Company participates in the Internal Revenue Service’s ("IRS") Compliance Assurance Process ("CAP"), which is structured to conduct real-time compliance reviews. The IRS is currently examining the Company’s 2015 and 2016 tax returns and is performing a pre-filing review of 2017. In 2015, the Company settled its federal tax audit for the year 2014.
New York State and New York City have examinations underway for various entities covering the years 2007 through 2014. Outside the United States, there are ongoing examinations in Germany for the years 2009 through 2012, in France for the years 2011 and 2012, and in Italy for the year 2015. There are ongoing examinations in Canada of tax years 2013 and 2014. The United Kingdom's examination of year 2014 is ongoing and an examination of year 2015 has been commenced. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $6 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

7.    Retirement Benefits
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
Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Weighted average assumptions:
Discount rate (for expense)	3.40%	4.10%	3.64%	4.12%
Expected return on plan assets	6.64%	7.06%	—	—
Rate of compensation increase (for expense)	1.77%	2.44%	—	—
Discount rate (for benefit obligation)	3.07%	3.40%	3.21%	3.64%
Rate of compensation increase (for benefit obligation)*	1.73%	1.77%	—	—
*The 2017 and 2016 assumption do not include a rate of compensation increase for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016.
The Company uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return on plan assets assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by the Mercer actuaries to assist in the determination of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. Generally, the Company does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the range between the 25th and 75th percentile of the expected long-term annual returns. Historical long-term average asset returns of the most significant plans are also reviewed to determine whether they are consistent and reasonable compared with the rate selected. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are reflected.
The target asset allocation for the U.S. Plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2017, the actual allocation for the U.S. Plans was 63% equities and equity alternatives and 37% fixed income. The target asset allocation for the U.K. Plans, which comprise approximately 81% of non-U.S. Plan assets, is 34% equities and equity alternatives and 66% fixed income. At the end of 2017, the actual allocation for the U.K. Plans was 48% equities and equity alternatives and 52% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The Company reduced the U.K. Plans' target asset allocation to equity and equity alternatives to 34% effective December 31, 2017. The re-balancing took place in early January 2018.

The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2017	2016	2015	2017	2016	2015
Service cost	$76	$178	$196	$1	$2	$3
Interest cost	497	537	587	4	5	5
Expected return on plan assets	(921)	(940)	(977)	—	—	—
Amortization of prior service (credit) cost	(2)	(1)	(1)	1	4	3
Recognized actuarial loss (gain)	167	168	271	—	(2)	(1)
Net periodic benefit (credit) cost	$(183)	$(58)	$76	$6	$9	$10
Curtailment (loss) gain	(1)	(4)	5	—	—	—
Plan termination	—	—	—	—	—	(128)
Settlement loss	54	—	1	—	—	—
Total (credit) cost	$(130)	$(62)	$82	$6	$9	$(118)
Pension Settlement Charge
Defined Benefit Pension Plans in the U.K. allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy under applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the total of interest plus service costs ("settlement thresholds"). Based on the amount of lump sum payments through December 31, 2017, the lump sum payments exceeded the settlement thresholds in two of the U.K. plans. This resulted in a non-cash settlement charge of $54 million which was recorded in December 2017.
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
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. Plan, the category ranges are 59-69% for equities and equity alternatives, and 31-41% for fixed income. For the U.K. Plans, the category ranges are 35-41% for equities and equity alternatives, and 59-65% for fixed income. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate.
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

U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$5,894	$5,685	$37	$40
Service cost	—	106	—	—
Interest cost	264	264	2	2
Employee contributions	—	—	3	3
Effect of curtailment	—	(98)	—	—
Actuarial loss (gain)	538	160	3	—
Benefits paid	(475)	(223)	(9)	(8)
Benefit obligation, December 31	$6,221	$5,894	$36	$37
Change in plan assets:
Fair value of plan assets at beginning of year	$4,365	$4,160	$2	$3
Actual return on plan assets	812	401	—	—
Employer contributions	85	27	6	5
Employee contributions	—	—	3	3
Benefits paid	(475)	(223)	(9)	(8)
Other	—	—	—	(1)
Fair value of plan assets, December 31	$4,787	$4,365	$2	$2
Net funded status, December 31	$(1,434)	$(1,529)	$(34)	$(35)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(27)	$(27)	$(2)	$(2)
Non-current liabilities	(1,407)	(1,502)	(32)	(33)
Net liability recognized, December 31	$(1,434)	$(1,529)	$(34)	$(35)
Amounts recognized in other comprehensive income (loss):
Prior service (cost) credit	$—	$—	$—	$(3)
Net actuarial (loss) gain	(1,766)	(1,720)	6	11
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,766)	$(1,720)	$6	$8
Cumulative employer contributions in excess of (less than) net periodic cost	332	191	(40)	(43)
Net amount recognized in consolidated balance sheet	$(1,434)	$(1,529)	$(34)	$(35)
Accumulated benefit obligation at December 31	$6,221	$5,894	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2017	2016
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$—	$—	$(3)	$(7)
Recognized as component of net periodic benefit cost	—	—	3	4
Prior service cost, December 31	$—	$—	$—	$(3)

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2017	2016
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,720)	$(1,754)	$11	$13
Recognized as component of net periodic benefit cost (credit)	37	74	(1)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Effect of curtailment	—	98	—	—
Other	—	—	(1)	—
Liability experience	(538)	(160)	(3)	—
Asset experience	455	22	—	—
Total (loss) gain recognized as change in plan assets and benefit obligations	(83)	(40)	(4)	—
Net actuarial (loss) gain, December 31	$(1,766)	$(1,720)	$6	$11

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2015	2017	2016	2015
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(10)	$31	$146	$5	$2	$(138)
Estimated amounts that will be amortized from accumulated other comprehensive loss to net periodic pension cost in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2018	2018
Net actuarial loss	$54	$1
The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2017	2016	2017	2016
Weighted average assumptions:
Discount rate (for expense)	4.58%	4.71%	4.12%	4.36%
Expected return on plan assets	7.95%	8.72%	—	—
Rate of compensation increase (for expense)	—	2.00%	—	—
Discount rate (for benefit obligation)	3.86%	4.58%	3.67%	4.12%
In recent years, the Society of Actuaries in the United States has issued new mortality tables and mortality improvement scales. The Company considered the effect of these tables and scales, along with other available information on mortality improvement and industry specific mortality studies, to select its assumptions for measurement of the plans’ benefit obligations at December 31, 2017 and 2016.
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $6.2 billion, $6.2 billion and $4.8 billion, respectively, as of December 31, 2017 and $5.9 billion, $5.9 billion and $4.4 billion, respectively, as of December 31, 2016.

The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $6.2 billion and $4.8 billion, respectively, as of December 31, 2017 and $5.9 billion and $4.4 billion, respectively, as of December 31, 2016.
As of December 31, 2017, the U.S. qualified plan holds 4 million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 6.8% of that plan's assets as of December 31, 2017. In addition, plan assets may be invested in funds managed by Mercer Investments, a subsidiary of the Company.
The components of the net periodic benefit cost (credit) for the U.S. defined benefit and other postretirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Postretirement Benefits
For the Years Ended December 31,
(In millions of dollars)	2017	2016	2015	2017	2016	2015
Service cost	$—	$106	$114	$—	$—	$1
Interest cost	264	264	254	2	2	2
Expected return on plan assets	(357)	(379)	(373)	—	—	—
Amortization of prior service (credit) cost	—	—	—	3	4	3
Recognized actuarial loss (gain)	37	74	146	(1)	(2)	(2)
Net periodic benefit (credit) cost	$(56)	$65	$141	$4	$4	$4
Plan termination	—	—	—	—	—	(128)
Total (credit) cost	$(56)	$65	$141	$4	$4	$(124)
Effective September 1, 2015, the Company divided its U.S. qualified defined benefit plan to provide enhanced flexibility to manage the risk associated with those participants not receiving benefit accruals. The existing plan was amended to cover only the retirees then receiving benefits and terminated vested participants as of August 1, 2015. The Company's active participants as of that date were transferred into a newly established, legally separate qualified defined benefit plan. The benefits offered to the plans' participants were unchanged. As a result of the plan amendment and establishment of the new plan, the Company re-measured the assets and liabilities of the two plans as required under U.S. GAAP, based on assumptions and market conditions at the amendment date. The net periodic pension expense recognized in 2015 reflects the weighted average costs of the December 31, 2014 measurement and the September 1, 2015 re-measurement.
In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. As required under GAAP, the defined benefit plans that were significantly impacted by the modification were re-measured in October 2016 using market data and assumptions as of the modification date. The net periodic pension expense recognized in 2016 reflects the weighted average costs of the December 31, 2015 measurement and the October 2016 re-measurement. In addition, the U.S. qualified plans were merged effective December 30, 2016, since no participants would be receiving benefit accruals after December 31, 2016.
In March 2015, the Company amended its U.S. Post-65 retiree medical reimbursement plan (the "RRA plan"), resulting in its termination, with benefits to certain participants paid through December 31, 2016. As a result of the termination of the RRA plan, the Company recognized a net credit of approximately $125 million in the first quarter of 2015.
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 6.38% in 2017, gradually declining to 4.5% in 2039. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have no effect on the total service and interest cost components or the postretirement benefit obligation.

Estimated Future Contributions
The Company expects to contribute approximately $27 million to its U.S. plans in 2018. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law.

Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$9,670	$9,076	$81	$79
Service cost	76	72	1	2
Interest cost	233	273	2	3
Employee contributions	7	7	—	—
Actuarial (gain) loss	(149)	1,966	—	5
Plan amendments	—	(49)	(17)	—
Effect of settlement	(211)	(27)	—	—
Effect of curtailment	(1)	(7)	—	—
Benefits paid	(291)	(352)	(3)	(3)
Foreign currency changes	703	(1,290)	4	(5)
Other	16	1	—	—
Benefit obligation December 31	$10,053	$9,670	$68	$81
Change in plan assets:
Fair value of plan assets at beginning of year	$10,017	$9,826	$—	$—
Actual return on plan assets	875	1,815	—	—
Effect of settlement	(211)	(27)	—	—
Company contributions	229	187	3	3
Employee contributions	7	7	—	—
Benefits paid	(291)	(352)	(3)	(3)
Foreign currency changes	749	(1,439)	—	—
Other	13	—	—	—
Fair value of plan assets, December 31	$11,388	$10,017	$—	$—
Net funded status, December 31	$1,335	$347	$(68)	$(81)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1,684	$766	$—	$—
Current liabilities	(6)	(5)	(4)	(3)
Non-current liabilities	(343)	(414)	(64)	(78)
Net asset (liability) recognized, December 31	$1,335	$347	$(68)	$(81)
Amounts recognized in other comprehensive (loss) income:
Prior service credit	$43	$43	$15	$—
Net actuarial loss	(2,646)	(3,081)	(10)	(11)
Total recognized accumulated other comprehensive (loss) income, December 31	$(2,603)	$(3,038)	$5	$(11)
Cumulative employer contributions in excess of (less than) net periodic cost	3,938	3,385	(73)	(70)
Net asset (liability) recognized in consolidated balance sheets, December 31	$1,335	$347	$(68)	$(81)
Accumulated benefit obligation, December 31	$9,783	$9,397	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2017	2016
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$43	$(3)	$—	$—
Recognized as component of net periodic benefit credit:
Amortization of prior service credit	(2)	(1)	(2)	—
Effect of curtailment	(1)	—	—	—
Total recognized as component of net periodic benefit credit	(3)	(1)	(2)	—
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	—	49	17	—
Exchange rate adjustments	3	(2)	—	—
Prior service credit, December 31	$43	$43	$15	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2017	2016
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(3,081)	$(2,887)	$(11)	$(6)
Recognized as component of net periodic benefit cost:
Amortization of net loss	130	94	1	—
Effect of settlement	54	—	—	—
Total recognized as component of net periodic benefit credit	184	94	1	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	149	(1,966)	—	(5)
Asset experience	311	1,254	—	—
Other	(5)	—	—	—
Effect of curtailment	1	3	—	—
Total amount recognized as change in plan assets and benefit obligations	456	(709)	—	(5)
Exchange rate adjustments	(205)	421	—	—
Net actuarial loss, December 31	$(2,646)	$(3,081)	$(10)	$(11)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2015	2017	2016	2015
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(513)	$21	$(407)	$(14)	$10	$(2)

Estimated amounts that will be amortized from accumulated other comprehensive loss to net periodic pension cost in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Postretirement Benefits
(In millions of dollars)	2018	2018
Prior service credit	$(2)	$(2)
Net actuarial loss	90	—
Projected cost	$88	$(2)
The weighted average actuarial assumptions utilized for the non-U.S. defined and postretirement benefit plans as of the end of the year are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2017	2016	2017	2016
Weighted average assumptions:
Discount rate (for expense)	2.69%	3.71%	3.42%	4.00%
Expected return on plan assets	6.07%	6.36%	—	—
Rate of compensation increase (for expense)	2.85%	2.72%	—	—
Discount rate (for benefit obligation)	2.58%	2.69%	2.97%	3.42%
Rate of compensation increase (for benefit obligation)	2.80%	2.85%	—	—
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.3 billion, $1.2 billion and $1.0 billion, respectively, as of December 31, 2017 and $1.2 billion, $1.2 billion and $0.9 billion, respectively, as of December 31, 2016.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $2.2 billion and $1.9 billion, respectively, as of December 31, 2017 and $2.1 billion and $1.7 billion, respectively, as of December 31, 2016.
Non-U.S. Plan Amendments
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
After completion of a consultation period with affected colleagues, in January 2015, the Company amended its U.K. defined benefit pension plans to close those plans to future benefit accruals effective August 1, 2015 and replaced those plans, along with its existing defined contribution plans, with a new, comprehensive defined contribution arrangement. This change resulted in a curtailment of the U.K. defined benefit plans and, as required under GAAP, the Company re-measured the defined benefit plans’ assets and liabilities at the amendment date, based on assumptions and market conditions at that date. The net periodic benefit costs recognized in 2015 are the weighted average resulting from the December 31, 2014 measurement and the January 2015 re-measurement.

Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2017	2016	2015	2017	2016	2015
Service cost	$76	$72	$82	$1	$2	$2
Interest cost	233	273	333	2	3	3
Expected return on plan assets	(564)	(561)	(604)	—	—	—
Amortization of prior service credit	(2)	(1)	(1)	(2)	—	—
Recognized actuarial loss	130	94	125	1	—	1
Net periodic benefit (credit) cost	(127)	(123)	(65)	2	5	6
Settlement loss	54	—	1	—	—	—
Curtailment (gain) loss	(1)	(4)	5	—	—	—
Total (credit) cost	$(74)	$(127)	$(59)	$2	$5	$6
The non-U.S. pension credit in 2017 includes the impact of the pension settlement charge in the U.K., as previously discussed.
The assumed health care cost trend rate was approximately 5.12% in 2017, gradually declining to 4.41% in 2027. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$7	$(6)
Estimated Future Contributions
The Company expects to contribute approximately $82 million to its non-U.S. pension plans in 2018. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1 of each year. If the funding level on November 1 is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. The funding level was re-assessed on November 1, 2017 and no deficit funding contributions are required in 2018. The funding level will be re-assessed on November 1, 2018. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.

Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and postretirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2018	$254	$279	$4	$3
2019	$268	$297	$4	$4
2020	$285	$305	$4	$4
2021	$294	$316	$4	$3
2022	$303	$326	$3	$3
2023-2027	$1,642	$1,837	$14	$17
Defined Benefit Plans Fair Value Disclosures
The U.S. and non-U.S. plan investments are classified into Level 1, which refers to investments valued using quoted prices from active markets for identical assets; Level 2, which refers to investments not traded on an active market but for which observable market inputs are readily available; Level 3, which refers to investments valued based on significant unobservable inputs; and NAV, which refers to investments valued using net asset value as a practical expedient. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$375	$—	$—	$7,611	$7,986
Corporate obligations	—	3,620	20	—	3,640
Corporate stocks	1,467	34	2	—	1,503
Private equity/partnerships	—	—	—	803	803
Government securities	15	556	—	—	571
Real estate	—	—	—	566	566
Short-term investment funds	391	16	—	—	407
Company common stock	326	—	—	—	326
Other investments	12	12	350	—	374
Total investments	$2,586	$4,238	$372	$8,980	$16,176

	Fair Value Measurements at December 31, 2016
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$16	$—	$—	$6,805	$6,821
Corporate obligations	—	3,024	9	—	3,033
Corporate stocks	2,009	3	2	—	2,014
Private equity/partnerships	—	—	—	722	722
Government securities	11	380	—	—	391
Real estate	—	—	—	412	412
Short-term investment funds	297	22	—	—	319
Company common stock	270	—	—	—	270
Other investments	15	23	312	—	350
Total investments	$2,618	$3,452	$323	$7,939	$14,332

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2017 and December 31, 2016:

Assets (In millions)	Fair Value, January 1, 2017	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2017
Other investments	$312	$20	$(15)	$(7)	$—	$40	$—	$350
Corporate stocks	2	—	—	—	—	—	—	2
Corporate obligations	9	9	(1)	9	—	1	(7)	20
Total assets	$323	$29	$(16)	$2	$—	$41	$(7)	$372

Assets (In millions)	Fair Value, January 1, 2016	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2016
Other investments	$257	$27	$(28)	$67	$1	$(12)	$—	$312
Corporate stocks	2	—	—	—	—	—	—	2
Corporate obligations	1	8	—	1	—	(1)	—	9
Total assets	$260	$35	$(28)	$68	$1	$(13)	$—	$323
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
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("401(k) Plan"), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k) Plan, the Company matches a fixed portion of the employees’ contributions. In addition, as mentioned above, as part of the modification to its U.S. defined benefit pension plans, the Company also amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plan contains an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $499 million of the 401(k) Plan’s assets at December 31, 2017 and $436 million at December 31, 2016 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $130 million in 2017, $53 million in 2016 and $51 million in 2015. The increase in cost in 2017 as compared to 2016 is primarily due to the additional automatic Company contribution mentioned above. In addition, the Company has a significant defined contribution plan in the U.K. As noted above, effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. The cost of the U.K. defined contribution plan was $75 million, $81 million and $93 million in 2017, 2016 and 2015, respectively. The decrease in cost over the past three years is primarily due to the impact of foreign currency translation.
8.    Stock Benefit Plans
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
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Risk-free interest rate	2.09%	1.39%	1.78%
Expected life (in years)	6.0	6.0	6.0
Expected volatility	23.23%	25.55%	23.75%
Expected dividend yield	1.86%	2.15%	1.97%

A summary of the status of the Company’s stock option awards as of December 31, 2017 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2017	13,242,529	$39.15
Granted	1,710,853	$73.20
Exercised	(4,258,027)	$30.42
Forfeited	(494,653)	$62.00
Balance at December 31, 2017	10,200,702	$47.39	5.9 years	$351,317
Options vested or expected to vest at December 31, 2017	10,052,720	$47.17	5.9 years	$348,494
Options exercisable at December 31, 2017	6,247,224	$37.75	4.6 years	$275,398
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2017, 2016 and 2015 was $15.01, $11.57 and $11.34, respectively. The total intrinsic value of options exercised during the same periods was $195.3 million, $137.7 million and $124.6 million, respectively.
As of December 31, 2017, there was $14.9 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.36 years. Cash received from the exercise of stock options for the years ended December 31, 2017, 2016 and 2015 was $126.7 million, $105.4 million and $134.7 million, respectively.
The Company's policy is to issue treasury shares upon option exercises or share unit conversion. The
Company intends to issue treasury shares as long as an adequate number of those shares is available.
Restricted Stock Units and Performance Stock Units: Restricted stock units may be awarded under the Company's 2011 Incentive and Stock Award Plan. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and under what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance stock units (payable in shares of the Company's common stock) ranges, generally, from 0-200% of the number of units granted, based on the achievement of objective, pre-determined Company performance measure(s), generally, over a three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management's estimate of the number of units expected to vest and shares to be paid and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are not paid out unless and until such time that the award vests.

A summary of the status of the Company's restricted stock units and performance stock units as of December 31, 2017 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2017	3,044,029	$56.40	722,017	$54.68
Granted	2,610,599	$73.23	260,387	$73.20
Vested	(1,307,825)	$55.31	(212,458)	$48.19
Forfeited	(294,056)	$65.06	(79,345)	$61.92
Non-vested balance at December 31, 2017	4,052,747	$66.97	690,601	$62.82
The weighted-average grant-date fair value of the Company's restricted stock units granted during the years ended December 31, 2016 and 2015 was $57.54 and $56.81, respectively. The weighted average grant date fair value of the Company's performance stock units granted during the years ended December 31, 2016 and 2015 was $57.47 and $57.33, respectively. The total fair value of the shares distributed during the years ended December 31, 2017, 2016 and 2015 in connection with the Company's non-option equity awards was $117.1 million, $91.4 million and $114.3 million, respectively.
The payout of shares in 2017 with respect to the PSUs awarded in 2014 was 120% of target based on performance for the three-year performance period. The payout of shares with respect to the PSUs that vested in 2017 due to certain types of termination was based on performance for the abbreviated performance period. In aggregate, 254,455 shares became distributable in respect to PSUs vested in 2017.
As of December 31, 2017, there was $197.4 million of unrecognized compensation cost related to the Company's restricted stock units and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.08 years.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007, no more than 35,600,000 shares of the Company's common stock may be sold. Employees purchased 428,244 shares during the year ended December 31, 2017 and at December 31, 2017, 1,353,166 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, and the addition of 4,000,000 shares due to a shareholder action in May 2007, no more than 12,000,000 shares of the Company's common stock may be sold. Employees purchased 121,292 shares during the year ended December 31, 2017 and there were 2,491,910 shares available for issuance at December 31, 2017 under the International Plan. The plans are considered non-compensatory.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/17	12/31/16	12/31/17	12/31/16	12/31/17	12/31/16	12/31/17	12/31/16
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$81	$89	$—	$—	$—	$—	$81	$89
Mutual funds(a)	158	141	—	—	—	—	158	141
Money market funds(b)	143	22	—	—	—	—	143	22
Total assets measured at fair value	$382	$252	$—	$—	$—	$—	$382	$252
Fiduciary Assets:
Money market funds	$111	$90	$—	$—	$—	$—	$111	$90
Total fiduciary assets measured at fair value	$111	$90	$—	$—	$—	$—	$111	$90
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$189	$241	$189	$241
Total liabilities measured at fair value	$—	$—	$—	$—	$189	$241	$189	$241
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the year ended December 31, 2017, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2017 and December 31, 2016 that represent contingent purchase consideration related to acquisitions:

(In millions)	2017	2016
Balance at January 1,	$241	$309
Additions	51	17
Payments	(108)	(86)
Revaluation Impact	3	9
Other (a)	2	(8)
Balance at December 31,	$189	$241
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $3 million for the year ended December 31, 2017. A 5% increase in the above mentioned projections would increase the liability by approximately $18 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $19 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $405 million and $389 million at December 31, 2017 and 2016, respectively.

Private Equity Investments
The Company's investments in private equity funds were $76 million and $79 million at December 31, 2017 and December 31, 2016, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets.
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of December 31, 2017, the carrying value of the Company’s investment in Alexander Forbes was approximately $266 million. As of December 31, 2017, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the December 31, 2017 closing share price of 6.87 South African Rand per share, was approximately $239 million. The Company considered several factors in assessing its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. The shares traded over a broad range during the year, with a high of 7.95 Rand and a low of 5.26 Rand, and experienced several cycles of price declines and recovery in 2017. The shares traded above 7.50 Rand multiple times during the fourth quarter of 2017. Based on its assessment of the factors discussed above, the Company determined the investment was not impaired.
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
Benefitfocus: On February 24, 2015, Mercer purchased shares of common stock of Benefitfocus (NASDAQ:BNFT) constituting approximately 9.9% of BNFT's outstanding capital stock as of the acquisition date. The purchase price for the BNFT shares and certain other rights and other consideration was approximately $75 million. Until December 31, 2016, the Company accounted for this investment under the cost method of accounting as the shares purchased were categorized as restricted. Effective December 31, 2016, these shares were no longer considered restricted for the purpose of determining if they are marketable securities under applicable accounting guidance, and are now accounted for as available for sale securities and included in other assets in the consolidated balance sheets. The value of the BNFT shares based on the closing price on the NASDAQ at December 31, 2017 was approximately $76 million.
Deconsolidation of a Subsidiary
Marsh operates in India through Marsh India Insurance Brokers Limited (Marsh India), which is owned 26% by Marsh and 74% by local shareholders. Prior to the second quarter of 2016, under the terms of its shareholders’ agreement with the local shareholders, Marsh had a controlling financial interest in Marsh India and its results were consolidated as required under U.S. GAAP. Under the Insurance Laws (Amendment) Act 2015 of India and related regulations issued by the Indian Insurance Regulatory and Development Authority, Indian insurance companies (including insurance intermediaries and brokers like Marsh India) must now be controlled by Indian promoters or Indian investors.
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
The summarized financial information presented below reflects the aggregated financial information of all equity method investees as of and for the twelve months ended September 30 of each year (or portion of those twelve months the Company owned its investment), consistent with the Company’s recognition of the results of its equity method investments on a one quarter lag. The investment income information presented below reflects the net realized and unrealized gains/losses, net of expenses, related to the Company's investments in several private equity funds. Certain of the Company’s equity method investments, including Alexander Forbes, have unclassified balance sheets. Therefore, the asset and liability information presented below are not split between current and non-current.
Below is a summary of the financial information for the Company's equity method investees:

For the Twelve Months Ended September 30,
(In millions of dollars)	2017	2016	2015
Revenue	$628	$843	$1,018
Net investment income (a)	$1,834	$1,824	$1,620
Net income	$476	$91	$196

As of September 30,
(In millions of dollars)	2017	2016
Total assets	$24,739	$22,997
Total liabilities	$22,817	$21,087
Non-controlling interests	$19	$12
(a) Net investment income in 2017, 2016 and 2015 includes approximately $1.5 billion, $1.9 billion and $1.5 billion, respectively, related to Alexander Forbes, substantially all of which is credited to policy holders.

10.    Long-term Commitments
The Company leases office facilities, equipment and automobiles under non-cancelable operating leases. These leases expire on varying dates, in some instances contain renewal and expansion options, do not restrict the payment of dividends or the incurrence of debt or additional lease obligations, and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 99% of the Company’s lease obligations are for the use of office space.
The consolidated statements of income include net rental costs of $354 million, $367 million and $381 million for 2017, 2016 and 2015, respectively, after deducting rentals from subleases ($8 million in 2017, $9 million in 2016 and $14 million in 2015). These net rental costs exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.
At December 31, 2017, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2018	$355	$41	$314
2019	$316	$34	$282
2020	$291	$31	$260
2021	$226	$3	$223
2022	$207	$1	$206
Subsequent years	$773	$1	$772
The Company has entered into agreements, primarily with various service companies, to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2017, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ended December 31,	Future Minimum Commitments
(In millions of dollars)
2018	$228
2019	106
2020	28
Subsequent years	25
$387

11.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2017	2016
Short-term:
Commercial paper	$—	$50
Current portion of long-term debt	262	262
	262	312
Long-term:
Senior notes – 2.30% due 2017	—	250
Senior notes – 2.55% due 2018	250	249
Senior notes – 2.35% due 2019	299	299
Senior notes – 2.35% due 2020	498	497
Senior notes – 4.80% due 2021	498	498
Senior notes – 2.75% due 2022	496	—
Senior notes – 3.30% due 2023	348	347
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	596	596
Senior notes – 3.50% due 2025	496	495
Senior notes – 3.75% due 2026	596	596
Senior notes – 5.875% due 2033	297	297
Senior notes – 4.35% due 2047	492	—
Mortgage – 5.70% due 2035	370	382
Other	3	3
	5,487	4,757
Less current portion	262	262
	$5,225	$4,495
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at December 31, 2017.
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
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2017.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $624 million at December 31, 2017 and $376 million at December 31, 2016. There was $0 million of outstanding borrowings under these facilities at December 31, 2017 and $1.6 million of outstanding borrowings under these facilities at December 31, 2016.

Scheduled repayments of long-term debt in 2018 and in the four succeeding years are $262 million, $316 million, $514 million, $515 million and $515 million, respectively.
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

	December 31, 2017		December 31, 2016
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$262	$264	$312	$313
Long-term debt	$5,225	$5,444	$4,495	$4,625
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
12.    Integration and Restructuring Costs
In 2017, the Company implemented restructuring actions which resulted in costs totaling $40 million. Restructuring costs consist primarily for severance at Mercer, Marsh and Corporate, as well as future rent under non-cancelable leases at Corporate. These costs were incurred as follows: Risk and Insurance Services—$11 million; Consulting—$19 million; and Corporate—$10 million.
Details of the restructuring liability activity from January 1, 2016 through December 31, 2017, including actions taken prior to 2017, are as follows:

(In millions)	Balance at 1/1/16	Expense Incurred	Cash Paid	Other	Balance at 12/31/16	Expense Incurred	Cash Paid	Other	Balance at 12/31/17
Severance	$15	$40	$(22)	$(1)	$32	$31	$(49)	$1	$15
Future rent under non-cancelable leases and other costs	78	4	(17)	(4)	61	9	(22)	2	50
Total	$93	$44	$(39)	$(5)	$93	$40	$(71)	$3	$65
As of January 1, 2015, the liability balance related to restructuring activity was $92 million. In 2015, the Company accrued $28 million and had cash payments and other adjustments of $27 million related to restructuring activities that resulted in the liability balance at January 1, 2016 reported above.
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
13.    Common Stock
During 2017, the Company repurchased 11.5 million shares of its common stock for total consideration of $900 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion of the Company's common stock, which superseded any prior authorizations. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1.5 billion. There is no time limit on the authorization. During 2016, the Company purchased 12.7 million shares of its common stock for total consideration of $800 million.

The Company issued approximately 5.8 million and 5.3 million shares related to stock compensation and employee stock purchase plans during the years ended December 31, 2017 and 2016, respectively.
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
In July 2017, the Directorate-General for Competition of the European Commission together with the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other industry participants in Dublin in connection with an investigation regarding the "possible participation in anticompetitive agreements and/or concerted practices contrary to [E.U. competition law] in the market for commercial motor insurance in the Republic of Ireland." In December 2017, we received a request from the Directorate-General for Competition of the European Commission seeking documents and information relating to its investigation.
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
In November 2017, the FCA announced the terms of reference for a market study concerning the wholesale insurance broker sector in the United Kingdom, which affects Marsh and Guy Carpenter. The FCA is conducting the study to assess “how effective competition is working in the wholesale insurance broker sector” and "how brokers influence competition in the underwriting sector." The FCA is expected to publish its interim report in the fall of 2018, with a final report expected in 2019.
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
In the ordinary course of business, the Company is also subject to other investigations, market studies, subpoenas, lawsuits and other regulatory actions undertaken by governmental authorities.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2017, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2017 –
Risk and Insurance Services	$7,630	(a)	$1,871	$16,490		$282	$139
Consulting	6,444	(b)	1,174	8,200		129	88
Total Segments	14,074		3,045	24,690		411	227
Corporate/Eliminations	(50)		(189)	(4,261)	(c)	70	75
Total Consolidated	$14,024		$2,856	$20,429		$481	$302
2016 –
Risk and Insurance Services	$7,143	(a)	$1,753	$14,728		$248	$128
Consulting	6,112	(b)	1,103	6,770		121	68
Total Segments	13,255		2,856	21,498		369	196
Corporate/Eliminations	(44)		(192)	(3,308)	(c)	69	57
Total Consolidated	$13,211		$2,664	$18,190		$438	$253
2015 –
Risk and Insurance Services	$6,869	(a)	$1,539	$13,290		$240	$136
Consulting	6,064	(b)	1,075	6,485		120	108
Total Segments	12,933		2,614	19,775		360	244
Corporate/Eliminations	(40)		(195)	(1,559)	(c)	63	81
Total Consolidated	$12,893		$2,419	$18,216		$423	$325

(a)
Includes inter-segment revenue of $5 million in 2017 and $6 million in both 2016 and 2015, interest income on fiduciary funds of $39 million, $26 million and $21 million in 2017, 2016 and 2015, respectively, and equity method income of $14 million, $12 million and $6 million in 2017, 2016 and 2015, respectively.

(b)
Includes inter-segment revenue of $45 million, $38 million and $34 million in 2017, 2016 and 2015, respectively, interest income on fiduciary funds of $4 million, $3 million and $4 million in 2017, 2016 and 2015, respectively and equity method income of $17 million, $19 million and $21 million in 2017, 2016 and 2015, respectively.

(c)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2017	2016	2015
Risk and Insurance Services
Marsh	$6,433	$5,997	$5,745
Guy Carpenter	1,197	1,146	1,124
Total Risk and Insurance Services	7,630	7,143	6,869
Consulting
Mercer	4,528	4,323	4,313
Oliver Wyman Group	1,916	1,789	1,751
Total Consulting	6,444	6,112	6,064
Total Segments	14,074	13,255	12,933
Corporate/Eliminations	(50)	(44)	(40)
Total	$14,024	$13,211	$12,893
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2017	2016	2015
Revenue
United States	$6,870	$6,573	$6,316
United Kingdom	2,112	2,019	2,036
Continental Europe	2,197	2,022	1,902
Asia Pacific	1,517	1,363	1,333
Other	1,378	1,278	1,346
	14,074	13,255	12,933
Corporate/Eliminations	(50)	(44)	(40)
Total	$14,024	$13,211	$12,893

For the Years Ended December 31,
(In millions of dollars)	2017	2016	2015
Fixed Assets, Net
United States	$399	$412	$460
United Kingdom	91	94	115
Continental Europe	57	53	57
Asia Pacific	78	76	49
Other	87	90	92
Total	$712	$725	$773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
February 22, 2018

We have served as the Company’s auditor since 1989.

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2017:
Revenue	$3,503	$3,495	$3,341	$3,685
Operating income	$809	$764	$597	$686
Income from continuing operations	$578	$507	$397	$28
Discontinued operations, net of tax	$—	$—	$—	$2
Net income attributable to the Company	$569	$501	$393	$29
Basic Per Share Data(a):
Continuing operations	$1.10	$0.98	$0.77	$0.05
Discontinued operations, net of tax	$—	$—	$—	$0.01
Net income attributable to the Company	$1.10	$0.98	$0.77	$0.06
Diluted Per Share Data(a):
Continuing operations	$1.09	$0.96	$0.76	$0.05
Discontinued operations, net of tax	$—	$—	$—	$0.01
Net income attributable to the Company	$1.09	$0.96	$0.76	$0.06
Dividends Paid Per Share	$0.34	$0.34	$0.375	$0.375
2016:
Revenue	$3,336	$3,376	$3,135	$3,364
Operating income	$733	$726	$572	$633
Income from continuing operations	$490	$480	$384	$441
Discontinued operations, net of tax	$—	$—	$—	$—
Net income attributable to the Company	$481	$472	$379	$436
Basic Per Share Data:
Continuing operations	$0.92	$0.91	$0.73	$0.85
Discontinued operations, net of tax	$—	$—	$—	$—
Net income attributable to the Company	$0.92	$0.91	$0.73	$0.85
Diluted Per Share Data:
Continuing operations	$0.91	$0.90	$0.73	$0.84
Discontinued operations, net of tax	$—	$—	$—	$—
Net income attributable to the Company	$0.91	$0.90	$0.73	$0.84
Dividends Paid Per Share	$0.31	$0.31	$0.34	$0.34
As of February 19th, 2018, there were 5,346 stockholders of record.
(a) Includes the impact of a $460 million provisional charge related to the enactment of U.S. tax reform.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

(b)	Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2018

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
None.

PART III
Item 10.      Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2018 Proxy Statement.
The executive officers of the Company are Peter J. Beshar, John Q. Doyle, E. Scott Gilbert, Daniel S. Glaser, Peter Hearn, Laurie Ledford, Scott McDonald, Mark C. McGivney and Julio A. Portalatin. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2018 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee", "Additional Information—Transactions with Management and Others" and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.      Executive Compensation.
The information set forth in the sections "Board of Directors and Committees—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2018 Proxy Statement is incorporated herein by reference.
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2018 Proxy Statement is incorporated herein by reference.
Item 13.      Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2018 Proxy Statement is incorporated herein by reference.
Item 14.      Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2018 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.      Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2017
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2017
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2017 and 2016
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

(4.7)
Form of Fourth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2014)

(4.8)
Form of Fifth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 10, 2014)

(4.9)
Sixth Supplemental Indenture, dated as of March 6, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(4.10)
Seventh Supplemental Indenture, dated as of September 14, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on September 14, 2015)

(4.11)
Eighth Supplemental Indenture, dated as of March 14, 2016, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 2, 2016)

(4.12)
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

(10.24)
*Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.25)
*Form of Deferred Stock Unit Award, dated as of March 1, 2014, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.26)
*Form of Deferred Stock Unit Award, dated as of March 1, 2015, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.27)
*Form of Deferred Stock Unit Award, dated as of March 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

(10.28)
*Form of Deferred Stock Unit Award, with grant dates from March 1, 2017 through February 1, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.29)
*Form of Restricted Stock Unit Award, dated as of April 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.30)
*Form of Restricted Stock Unit Award, dated as of February 22, 2017 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.31)
*Form of Performance Stock Unit Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.32)
*Form of Stock Option Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.33)	*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)

(10.34)
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

(10.35)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.36)
*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.37)
*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.38)
*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

(10.39)	*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.40)
*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.41)
*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

(10.42)
*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

(10.43)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.44)
*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.45)	*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.46)
*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.47)
*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.48)
*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.49)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.50)
*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.51)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.52)
*Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.53)
*Letter Agreement, effective as of February 22, 2017, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

(10.54)
*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(10.55)
*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(10.56)	*Letter Agreement, effective as of January 17, 2018, between Marsh & McLennan Companies, Inc. and Mark C. McGivney

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

(10.59)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.60)
*Letter Agreement, effective as of May 18, 2016, between Marsh & McLennan Companies, Inc. and Peter Zaffino (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.61)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31 2013)

(10.62)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.63)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.64)
*Letter Agreement, effective as of May 18, 2016, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.65)
*Letter Agreement, effective as of July 12, 2017, between Marsh & McLennan Companies, Inc. and Julio A Portalatin (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

(10.66)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.67)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 22, 2018	By	/S/ DANIEL S. GLASER
Daniel S. Glaser President and Chief Executive Officer
Each person whose signature appears below hereby constitutes and appoints Katherine J. Brennan and Connor Kuratek, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 22nd day of February, 2018.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 22, 2018

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 22, 2018

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 22, 2018

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 22, 2018

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 22, 2018

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 22, 2018

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 22, 2018

/S/ ELAINE LA ROCHE Elaine La Roche	Director	February 22, 2018

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 22, 2018

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 22, 2018

/S/ MARC D. OKEN Marc D. Oken	Director	February 22, 2018

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 22, 2018

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 22, 2018

/S/ R. DAVID YOST R. David Yost	Director	February 22, 2018