Form 10-Q
period 2018-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2018-04-27
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 25, 2018, there were outstanding 507,383,481 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•
the impact of any investigations, reviews, market studies or other activity by regulatory or law enforcement authorities, including the U.K. CMA investment consultants market investigation, the U.K. FCA wholesale insurance broker market study and the ongoing investigations by the European Commission;

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
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Revenue	$4,000	$3,503
Expense:
Compensation and benefits	2,224	2,005
Other operating expenses	868	749
Operating expenses	3,092	2,754
Operating income	908	749
Other net benefit credits	66	60
Interest income	3	2
Interest expense	(61)	(58)
Investment income	—	—
Income before income taxes	916	753
Income tax expense	220	175
Net income before non-controlling interests	696	578
Less: Net income attributable to non-controlling interests	6	9
Net income attributable to the Company	$690	$569
Net income Per Share Attributable to the Company:
Basic	$1.36	$1.10
Diluted	$1.34	$1.09
Average number of shares outstanding:
Basic	508	515
Diluted	514	522
Shares outstanding at March 31,	508	515
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income before non-controlling interests	$696	$578
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	228	235
Unrealized investment gains (losses)	—	(5)
(Loss) gain related to pension/post-retirement plans	(84)	33
Other comprehensive income, before tax	144	263
Income tax (credit) expense on other comprehensive income	(8)	7
Other comprehensive income, net of tax	152	256
Comprehensive income	848	834
Less: comprehensive income attributable to non-controlling interest	6	9
Comprehensive income attributable to the Company	$842	$825
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,168	$1,205
Receivables
Commissions and fees	4,217	3,777
Advanced premiums and claims	70	65
Other	389	401
	4,676	4,243
Less-allowance for doubtful accounts and cancellations	(114)	(110)
Net receivables	4,562	4,133
Other current assets	540	224
Total current assets	6,270	5,562
Goodwill	9,194	9,089
Other intangible assets	1,256	1,274
Fixed assets (net of accumulated depreciation and amortization of $1,889 at March 31, 2018 and $1,826 at December 31, 2017)	713	712
Pension related assets	1,857	1,693
Deferred tax assets	554	669
Other assets	1,535	1,430
	$21,379	$20,429
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$512	$262
Accounts payable and accrued liabilities	2,343	2,083
Accrued compensation and employee benefits	813	1,718
Accrued income taxes	261	199
Dividends payable	193	—
Total current liabilities	4,122	4,262
Fiduciary liabilities	5,140	4,847
Less – cash and investments held in a fiduciary capacity	(5,140)	(4,847)
	—	—
Long-term debt	5,815	5,225
Pension, post-retirement and post-employment benefits	1,842	1,888
Liabilities for errors and omissions	312	301
Other liabilities	1,267	1,311
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at March 31, 2018
and December 31, 2017	561	561
Additional paid-in capital	682	784
Retained earnings	13,812	13,140
Accumulated other comprehensive loss	(3,905)	(4,043)
Non-controlling interests	81	83
	11,231	10,525
Less – treasury shares, at cost, 52,710,521 shares at March 31, 2018
and 51,930,135 shares at December 31, 2017	(3,210)	(3,083)
Total equity	8,021	7,442
	$21,379	$20,429
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions)	2018	2017
Operating cash flows:
Net income before non-controlling interests	$696	$578
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	80	80
Amortization of intangible assets	45	40
Adjustments and payments related to contingent consideration liability	(5)	(20)
Provision for deferred income taxes	11	25
(Gain) loss on disposition of assets	(1)	6
Share-based compensation expense	50	42
Changes in assets and liabilities:
Net receivables	(357)	(146)
Other current assets	2	(43)
Other assets	(32)	(25)
Accounts payable and accrued liabilities	135	60
Accrued compensation and employee benefits	(905)	(888)
Accrued income taxes	61	56
Contributions to pension and other benefit plans in excess of current year expense/credit	(96)	(106)
Other liabilities	17	(46)
Effect of exchange rate changes	(65)	(12)
Net cash used for operations	(364)	(399)
Financing cash flows:
Purchase of treasury shares	(250)	(200)
Net increase in commercial paper	249	100
Proceeds from issuance of debt	592	987
Repayments of debt	(3)	(5)
Shares withheld for taxes on vested units – treasury shares	(61)	(48)
Issuance of common stock from treasury shares	32	73
Payments of deferred and contingent consideration for acquisitions	(70)	(34)
Distributions of non-controlling interests	(6)	(1)
Dividends paid	(189)	(175)
Net cash provided by financing activities	294	697
Investing cash flows:
Capital expenditures	(58)	(62)
Net sales of long-term investments	9	11
Proceeds from sales of fixed assets	1	1
Dispositions	3	—
Acquisitions	(24)	(411)
Other, net	(1)	—
Net cash used for investing activities	(70)	(461)
Effect of exchange rate changes on cash and cash equivalents	103	67
Decrease in cash and cash equivalents	(37)	(96)
Cash and cash equivalents at beginning of period	1,205	1,026
Cash and cash equivalents at end of period	$1,168	$930
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$784	$842
Change in accrued stock compensation costs	(75)	(43)
Issuance of shares under stock compensation plans and employee stock purchase plans	(27)	(66)
Balance, end of period	$682	$733
RETAINED EARNINGS
Balance, beginning of year	$13,140	$12,388
Cumulative effect of adoption of the revenue recognition standard (See Note 17)	364	—
Cumulative effect of adoption of other accounting standards (See Note 17)	—	—
Net income attributable to the Company	690	569
Dividend equivalents declared – (per share amounts: $0.75 in 2018 and $0.68 in 2017)	(1)	(1)
Dividends declared – (per share amounts: $0.75 in 2018 and $0.68 in 2017)	(381)	(350)
Balance, end of period	$13,812	$12,606
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,043)	$(5,093)
Cumulative effect of adoption of the financial instruments standard (See Note 17)	(14)	—
Other comprehensive income, net of tax	152	256
Balance, end of period	$(3,905)	$(4,837)
TREASURY SHARES
Balance, beginning of year	$(3,083)	$(2,506)
Issuance of shares under stock compensation plans and employee stock purchase plans	123	175
Purchase of treasury shares	(250)	(200)
Balance, end of period	$(3,210)	$(2,531)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$83	$80
Net income attributable to non-controlling interests	6	9
Deconsolidation of subsidiary	—	(2)
Distributions and other changes	(8)	—
Balance, end of period	$81	$87
TOTAL EQUITY	$8,021	$6,619
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
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career. As of March 31, 2018, Mercer had assets under delegated management of approximately $240 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8 to the consolidated financial statements.
2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three month periods ended March 31, 2018 and 2017.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $199 million, primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements.
Investments
The caption "Investment income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of debt securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on the Company's investments in private equity funds.
As discussed in Note 17, effective January 1, 2018, the Company adopted new accounting guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company holds certain equity investments, that under legacy Generally Accepted Accounting Principles, were previously accounted as available for sale securities, whereby the mark-to-market change was recorded to other comprehensive income in its consolidated balance sheet. As required, the Company adopted the new accounting, effective January 1, 2018. The Company recorded a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from accumulated other comprehensive income to retained earnings. Prior periods have not been restated.
The Company holds investments in certain private equity funds that are accounted for under the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for the Company's proportionate share of the change in fair value of the funds are recorded in earnings. Investments accounted for using the equity method of accounting are included in "other assets" in the consolidated balance sheets.
The Company recorded a net investment loss of less than $1 million for the three months ended March 31, 2018 compared to net investment income of less than $1 million for the same period in 2017. During the first quarter of 2018, equity method gains of $7 million related to the Company's investments in private equity funds were offset by mark-to-market losses on certain equity investments with readily determinable market values.
Income Taxes
The Company's effective tax rate in the first quarter of 2018 was 23.9% compared with 23.3% in the first quarter of 2017. The rate in the first quarter of 2018 reflects ongoing impacts of the Tax Cuts and Jobs Act (the "TCJA"), primarily the reduced 21% U.S. statutory rate largely offset by higher estimated costs from the new territorial system and greater disallowance of compensation and entertainment deductions. The rate in the first quarter of 2017 reflects foreign operations taxed at rates below the 35% U.S. statutory tax rate, including the effect of repatriation from current earnings. The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation and nontaxable adjustments to contingent acquisition consideration. The excess tax benefit related to share based payments is the most significant discrete item, reducing the effective tax rate by 2.4% and 5.8% in the first quarters of 2018 and 2017, respectively.
As a result of TCJA, two discrete provisional charges were recorded in the fourth quarter of 2017. The transition to the new territorial tax system resulted in a transition tax payable over eight years on undistributed earnings of non-U.S. subsidiaries. This mandatory taxation of accumulated foreign earnings substantially changed the economic considerations of continued permanent investment of those accumulated earnings, a key component of the Company's global capital strategy. As a result of the transition tax, the Company anticipates repatriating the majority of the accumulated earnings that it previously intended to permanently invest. A charge of $240 million was recorded in the fourth quarter of 2017 as a provisional estimate of the transition tax and ancillary effects.
The provisional estimate of transition tax includes state taxes and foreign withholding taxes related to the change in the Company's indefinite reinvestment assertion with respect to its pre-2018 foreign earnings. The Company previously considered most unremitted earnings of its non-U.S. subsidiaries, except amounts repatriated in the year earned, to be permanently reinvested and, accordingly, recorded no deferred U.S. income taxes on such earnings. The Company has initially analyzed our global capital requirements and potential tax liabilities attributable to repatriation. The Company estimates that it will repatriate $3.4 billion that was previously considered indefinitely invested. Included in the $240 million charge in 2017 is a $53 million provisional estimate for withholding and state income taxes.
In addition, reducing the U.S. corporate tax rate from 35% to 21% and the change in deductibility of certain compensation awards to executive officers of the Company effective on January 1, 2018, resulted in a net charge of $220 million in the fourth quarter of 2017 to reduce the value of our U.S. deferred tax assets and liabilities. Adjustments during the first quarter of 2018 to provisional estimates of transition taxes and U.S. deferred tax assets and liabilities increased income tax expense by $3 million. These estimates may be further adjusted during 2018 when the Company has finalized its analysis of all the relevant information.
In December of 2017, the SEC issued Staff Accounting Bulletin 118 ("SAB 118"), establishing a one-year measurement period to complete the accounting for the income tax effects of the TCJA. SAB 118 anticipates three alternative states of completion at the end of the reporting period of accounting for these effects: (1) the tax accounting work has been completed with respect to an item; (2) a provisional amount has been recognized because a reasonable estimate was possible, or (3) a reasonable estimate cannot be provided. The Company believes its analysis of the TCJA to date provides an appropriate basis to record a provisional estimate. Our provisional estimates include the effects of the deemed repatriation tax and the Company's position with respect to permanently reinvested earnings, the impact of the Global Intangible Low Taxed Income ("GILTI") provision, and the remeasurement of U.S. deferred tax based on estimated enactment-date deferred tax balances, which may be adjusted in 2018 when the 2017 tax return is filed. However, given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury about its implementation, the potential for additional guidance from the SEC or FASB, and the global complexity of the Company, these estimates may be adjusted during 2018.
The Company is routinely examined by tax authorities in the jurisdictions in which it has significant operations. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. When evaluating the potential imposition of penalties, the Company considers a number of relevant factors under penalty statutes, including appropriate disclosure of the tax return position, the existence of legal authority supporting the Company's position and reliance on the opinion of professional tax advisors.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $71 million at December 31, 2017 to $70 million at March 31, 2018 due to settlements of audits and expirations of statutes of limitation, partially offset by current accruals. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $4 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Revenue
2018 - Under the New Revenue Recognition Standard
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity applies the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation.
The Company adopted the new guidance effective January 1, 2018, using the modified retrospective method, which applies the new guidance beginning in the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2018. The Company elected to apply the modified retrospective method to all contracts. The comparative financial information included herein has not been restated and continues to be reported under the legacy accounting standards that were in effect for those periods.
In the first quarter of 2018, the Company recorded an increase to the opening balance of retained earnings of $364 million to reflect the cumulative effect of adopting this revenue standard. Other revenue included in the consolidated statements of income that is not from contracts with customers is less than one-quarter of one percent of total revenue, and therefore is not presented as a separate line item.
Risk and Insurance Services
Risk and Insurance Services revenue reflects compensation for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend upon a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. For the majority of the insurance and reinsurance brokerage arrangements, advice and services provided which culminate in the placement of an effective policy are considered a single performance obligation. Arrangements with clients may include the placement of a single policy, multiple policies or a combination of policy placements and other services. Consideration related to such "bundled arrangements" is allocated to the individual performance obligations based on their relative fair value. Revenue for policy placement is generally recognized on the policy effective date, at which point control over the services provided by the Company has transferred to the client and the client has accepted the services. The contractual terms for certain fee based brokerage arrangements meet the criteria for revenue recognition over time. For such arrangements, progress toward completion is estimated using output measures, which correspond to the timing of when revenue is recognized. Fees for non-risk transfer services provided to clients are recognized over time in the period the services are provided, using a proportional performance model, primarily based on input measures. These measures of progress provide a faithful depiction of the progress towards completion of the performance obligation.
Revenue related to reinsurance brokerage for excess of loss ("XOL") treaties is estimated based on contractually specified minimum or deposit premiums, and adjusted as additional evidence of the ultimate amount of brokerage is received. Revenue for quota share treaties is estimated based on indications of estimated premium income provided by the ceding insurer. The estimated brokerage revenue recognized for quota share treaties is constrained to an amount that is probable to not have a significant negative adjustment. The estimated revenue and the constraint are evaluated as additional evidence of the ultimate amount of underlying risks to be covered is received over the 12 to 18 months following the effective date of the placement.
In addition to commissions and fees from its clients, the Company also receives other compensation from insurance companies. This other insurer compensation includes, among other things, payments for consulting and analytics services provided to insurers, fees for administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate). The Company may also be eligible for certain contingent commissions from insurers based on the attainment of specified metrics (i.e., volume and loss ratio measures) relating to Marsh's placements, particularly in Marsh & McLennan Agency ("MMA") and in parts of Marsh's international operations. Revenue for contingent commissions from insurers is estimated based on historical evidence of the achievement of the respective contingent metrics and recorded as the underlying polices that contribute to the achievement of the metric are placed. Due to the uncertainty of the amount of contingent consideration that will be received, the estimated revenue is constrained to an amount that is probable to not have a significant negative adjustment. Contingent consideration is generally received in the first quarter of the subsequent year.
A significant majority of the Company's Risk and Insurance Services revenue is for performance obligations recognized at a point in time. Marsh and Guy Carpenter also receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others.
Insurance brokerage commissions are generally invoiced on the policy effective date. Fee based arrangements generally include a percentage of the total fee due upon signing the arrangement, with additional fixed installments payable over the remainder of the year. Payment terms range from receipt of invoice up to 30 days of invoice.
Reinsurance brokerage is recognized on the effective date of the treaty. Payment terms depend on the type of reinsurance. For excess of loss treaties, brokerage is typically collected in four installments during an annual treaty period based on a contractually specified minimum or deposit premium. For proportional or quota share treaties, brokerage is billed as underlying insured risks attach to the reinsurance treaty, generally over 12 to 18 months.
Consulting
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also receives revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily health, life and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined benefit administration services consists principally of fees based on assets under delegated management or administration.
Consulting projects in Mercer’s wealth and career businesses, as well as consulting projects in Oliver Wyman typically consist of a single performance obligation, which is recognized over time as control is transferred continuously to customers. Typically, revenue is recognized over time using an input measure of time expended to date relative to total estimated time incurred at project completion. Incurred hours represent services rendered and thereby faithfully depicts the transfer of control to the customer.
On a limited number of engagements, performance fees may also be earned for achieving certain prescribed performance criteria. Revenue for achievement is estimated and constrained to an amount that is probable to not have a significant negative adjustment.
A significant majority of fee revenues in the Consulting segment is recognized over time.
For consulting projects, Mercer generally invoices monthly in arrears with payment due within 30 days of the invoice date. Fees for delegated management services are either deducted from the net asset value of the fund or invoiced to the client on monthly or quarterly basis in arrears. Oliver Wyman typically bills its clients 30-60 days in arrears with payment due upon receipt of the invoice.
Health brokerage and consulting services are components of both Marsh, which includes MMA, and Mercer, with approximately 70% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.

The following schedule disaggregates various components of the Company's revenue:

Three Months Ended March 31,
2018
Marsh:
EMEA	$643
Asia Pacific	164
Latin America	84
Total International	891
U.S./Canada	803
Total Marsh	1,694
Guy Carpenter	637
Subtotal	2,331
Fiduciary interest income	13
Total Risk and Insurance Services	$2,344

Mercer:
Defined Benefit Consulting & Administration	$339
Investment Management & Related Services	226
Total Wealth	565
Health	442
Career	164
Total Mercer	1,171
Oliver Wyman	497
Total Consulting	$1,668
The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	January 1, 2018	March 31, 2018
Contract Assets	$128	$169
Contract Liabilities	$583	$657
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2018 to March 31, 2018 is primarily due to $128 million of additions during the period partly offset by $87 million transferred to accounts receivables, as the rights to bill and collect became unconditional. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in other current liabilities in the Company's consolidated balance sheet. Revenue recognized in the current period that was included in the contract liability balance at the beginning of the period was $181 million. The amount of revenue recognized in the first quarter of 2018 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share and excess of loss business and consulting contracts previously considered constrained was $14 million.

The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $24 million for Marsh, $575 million for Mercer and $8 million for Oliver Wyman. The Company expects revenue in 2019, 2020, 2021, 2022 and

2023 and beyond of $284 million, $155 million, $94 million, $47 million and $27 million, respectively, related to these performance obligations.

Costs to Obtain and Fulfill a Contract
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized.
The Company capitalized the incremental costs to obtain contracts primarily related to commissions or sales bonus payments. These deferred costs are amortized over the expected life of the underlying customer relationships.
In Risk and Insurance Services, the Company capitalizes certain pre-placement costs that are considered fulfillment costs that meet the following criteria: these costs 1) relate directly to a contract, 2) enhance resources used to satisfy the Company’s performance obligation and 3) are expected to be recovered through revenue generated by the contract. These costs are amortized as of a point in time when the associated revenue is recognized.
In Consulting, the Company incurs implementation costs necessary to facilitate the delivery of the contracted services. These costs are capitalized and amortized over the initial contract term plus expected renewal periods.
At March 31, 2018, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $39 million, $194 million and $171 million, respectively. Costs to obtain and deferred implementation costs are included primarily in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheet. For the first quarter of 2018, the Company recorded amortization expense of $296 million related to these capitalized costs.
The Company has elected to use the practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less.
2017 - Revenue Recognized Under Guidance in Effect Prior to 2018
Risk and Insurance Services revenue includes insurance commissions, fees for services rendered and interest income on certain fiduciary funds. Insurance commissions and fees for risk transfer services generally were recorded as of the effective date of the applicable policies or, in certain cases (primarily in the Company's reinsurance broking operations), as of the effective date or billing date, whichever is later. A reserve for policy cancellation was provided based on historic and current data on cancellations. Consideration for fee arrangements covering multiple insurance placements, the provision of risk management and/or other services was allocated to all deliverables on the basis of the relative selling prices. Fees for non-risk transfer services provided to clients are recognized over the period in which the services are provided, using a proportional performance model. Fees resulting from achievement of certain performance thresholds are recorded when such levels are attained and such fees are not subject to forfeiture.
In the Consulting segment, the adoption of the new revenue standard did not have a significant impact on the timing of revenue recognition in the quarter.
See Note 17 for further discussion on the impact the new revenue recognition standard has on the Company's consolidated statements of income when comparing the 2018 financial information versus 2017.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $13 million and $8 million for the three months ended March 31, 2018 and 2017, respectively. The Consulting segment recorded fiduciary interest income of $1 million in each of the three month periods ended March 31, 2018 and 2017, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.6 billion at March 31, 2018 and $6.8 billion at December 31, 2017. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.

In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
5.    Per Share Data
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Net income before non-controlling interests	$696	$578
Less: Net income attributable to non-controlling interests	6	9
Net income attributable to the Company	$690	$569
Basic weighted average common shares outstanding	508	515
Dilutive effect of potentially issuable common shares	6	7
Diluted weighted average common shares outstanding	514	522
Average stock price used to calculate common stock equivalents	$82.83	$71.32
There were 10.6 million and 12.8 million stock options outstanding as of March 31, 2018 and 2017, respectively.
6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2018 and 2017.

(In millions)	2018	2017
Assets acquired, excluding cash	$35	$577
Liabilities assumed	(4)	(76)
Contingent/deferred purchase consideration	(7)	(90)
Net cash outflow for current year acquisitions	$24	$411

(In millions)	2018	2017
Interest paid	$80	$62
Income taxes paid, net of refunds	$128	$100
The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $70 million for the three months ended March 31, 2018. This consisted of deferred purchase consideration related to prior years' acquisitions of $40 million and contingent consideration of $30 million. For the three months ended March 31, 2017, the Company paid deferred and contingent consideration of $34 million, consisting of deferred purchase consideration related to prior years' acquisitions of $26 million and contingent consideration of $8 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the three months ended March 31, 2018, the Company recorded an expense for adjustments to acquisition related accounts of $5 million and made contingent consideration payments of $10 million. For the three months ended March 31, 2017, the Company recorded a net credit for adjustments related to acquisition related accounts of $16 million and made contingent consideration payments of $4 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $125 million and $85 million for the three months ended March 31, 2018 and 2017, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $50 million and $42 million for the three-month periods ended March 31, 2018 and 2017, respectively.
7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three-month period ended March 31, 2018 and 2017, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2017	$14	$(2,892)	$(1,165)	$(4,043)
Cumulative effect of amended accounting standard	(14)	—	—	(14)
Other comprehensive income (loss) before reclassifications	—	(100)	223	123
Amounts reclassified from accumulated other comprehensive income	—	29	—	29
Net current period other comprehensive income (loss)	—	(71)	223	152
Balance as of March 31, 2018	$—	$(2,963)	$(942)	$(3,905)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2016	$19	$(3,232)	$(1,880)	$(5,093)
Other comprehensive income (loss) before reclassifications	(3)	(6)	235	226
Amounts reclassified from accumulated other comprehensive income	—	30	—	30
Net current period other comprehensive income (loss)	(3)	24	235	256
Balance as of March 31, 2017	$16	$(3,208)	$(1,645)	$(4,837)

The components of other comprehensive income (loss) for the three-month period ended March 31, 2018 and 2017 are as follows:

Three Months Ended March 31,	2018			2017
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$228	$5	$223	$235	$—	$235
Unrealized investment gains	—	—	—	(5)	(2)	(3)
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	—	—	—
Net actuarial losses (a)	37	7	30	40	10	30
Subtotal	36	7	29	40	10	30
Effect of remeasurement	—	—	—	9	2	7
Effect of curtailment	—	—	—	(1)	—	(1)
Effect of settlement	—	—	—	1	—	1
Foreign currency translation adjustments	(120)	(20)	(100)	(15)	(3)	(12)
Other	—	—	—	(1)	—	(1)
Pension/post-retirement plans (losses) gains	(84)	(13)	(71)	33	9	24
Other comprehensive income (loss)	$144	$(8)	$152	$263	$7	$256
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Tax on prior service cost and net actuarial losses is included in income tax expense.

8.     Acquisitions
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
The Risk and Insurance Services segment completed two acquisitions during the first three months of 2018.

•	February – MMA acquired Highsmith Insurance Agency, a North Carolina-based independent insurance brokerage firm.

•	March – Marsh acquired Hoken Soken, Inc., a Japan-based insurance agency.
The Consulting segment completed two acquisitions during the first three months of 2018.

•	January – Oliver Wyman acquired Draw, a U.K.-based digital transformation agency.

•	March – Oliver Wyman acquired 8Works Limited, a U.K.-based design thinking consultancy.
Total purchase consideration for acquisitions made during the three months ended March 31, 2018 was $36 million, which consisted of cash paid of $29 million and deferred purchase and estimated contingent consideration of $7 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $40 million of deferred purchase consideration and $40 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2018 based on their fair values:

For the Three Months Ended March 31, 2018
(In millions)
Cash	$29
Estimated fair value of deferred/contingent consideration	7
Total Consideration	$36
Allocation of purchase price:
Cash and cash equivalents	$5
Accounts receivable, net	3
Other intangible assets	13
Goodwill	15
Other assets	4
Total assets acquired	40
Current liabilities	3
Other liabilities	1
Total liabilities assumed	4
Net assets acquired	$36
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period post acquisition date. The following chart provides information about other intangible assets acquired during 2018:

	Amount	Weighted Average Amortization Period
Client relationships	$13	10 years
Prior-Year Acquisitions
The Risk and Insurance Services segment completed seven acquisitions during 2017.

•
January – MMA acquired J. Smith Lanier & Co. ("JSL"), a privately held insurance brokerage firm providing insurance, risk management, and employee benefits solutions to businesses and individuals throughout the U.S.

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

Total purchase consideration for acquisitions made during the first three months of 2017 was $509 million, which consisted of cash paid of $419 million and deferred purchase and estimated contingent consideration of $90 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first three months of 2017, the Company also paid $26 million of deferred purchase consideration and $12 million of contingent consideration related to acquisitions made in prior years.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2018 and 2017. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2017 and reflects acquisitions made in 2017 as if they occurred on January 1, 2016. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2018	2017
Revenue	$4,002	$3,539
Net income attributable to the Company	$690	$569
Basic net income per share attributable to the Company	$1.36	$1.11
Diluted net income per share attributable to the Company	$1.34	$1.09
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three month period ended March 31, 2018 included approximately $3 million of revenue and an operating loss of $1 million for acquisitions made in 2018. The consolidated statements of income for the three month period ended March 31, 2017 included $28 million of revenue and operating income of $10 million related to acquisitions made in 2017.
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
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions)	2018	2017
Balance as of January 1,	$9,089	$8,369
Goodwill acquired	15	363
Other adjustments(a)	90	37
Balance at March 31,	$9,194	$8,769
(a) The increase in 2018 primarily reflects the impact of foreign exchange.
Goodwill allocable to the Company’s reportable segments at March 31, 2018 is as follows: Risk and Insurance Services, $6.5 billion and Consulting, $2.7 billion.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.

The gross cost and accumulated amortization at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,700	$560	$1,140	$1,672	$518	$1,154
Other (a)	241	125	116	234	114	120
Amortized intangibles	$1,941	$685	$1,256	$1,906	$632	$1,274
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2018 and 2017 was $45 million and $40 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2018 (excludes amortization through March 31, 2018)	$137
2019	174
2020	154
2021	145
2022	132
Subsequent years	514
$1,256
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/18	12/31/17	03/31/18	12/31/17	03/31/18	12/31/17	03/31/18	12/31/17
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$73	$81	$—	$—	$—	$—	$73	$81
Mutual funds(a)	146	158	—	—	—	—	146	158
Money market funds(b)	27	143	—	—	—	—	27	143
Total assets measured at fair value	$246	$382	$—	$—	$—	$—	$246	$382
Fiduciary Assets:
Money market funds	$36	$111	$—	$—	$—	$—	$36	$111
Total fiduciary assets measured at fair value	$36	$111	$—	$—	$—	$—	$36	$111
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$161	$189	$161	$189
Total liabilities measured at fair value	$—	$—	$—	$—	$161	$189	$161	$189
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the three-month period ended March 31, 2018, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities as of March 31, 2018 and 2017 that represent contingent consideration related to acquisitions:

	Three Months Ended March 31,
(In millions)	2018	2017
Balance at beginning of period,	$189	$241
Additions	6	34
Payments	(40)	(12)
Revaluation Impact	5	(16)
Other (a)	1	—
Balance at March 31,	$161	$247
(a) Primarily reflects the impact of foreign exchange.

The fair value of the contingent purchase consideration liability is based on projections of revenue and EBITDA for the acquired entities in relation to the established targets and is reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $5 million in the three-month period ended March 31, 2018. A 5% increase in the above mentioned projections would increase the liability by approximately $19 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $20 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $424 million and $405 million at March 31, 2018 and December 31, 2017, respectively.
Investments Accounted For Using the Equity Method of Accounting
Private Equity Investments
The Company's investments in private equity funds were $74 million and $76 million at March 31, 2018 and December 31, 2017, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets.
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of March 31, 2018, the carrying value of the Company’s investment in Alexander Forbes was approximately $286 million. As of March 31, 2018, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the March 31, 2018 closing share price of 7.20 South African Rand per share, was approximately $269 million. The Company considered several factors in assessing its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. During the first quarter of 2018, the Alexander Forbes average opening and closing stock price was approximately 6.95 Rand (approximately 93% of the original purchase price) and ranged from a low of 6.31 Rand (in early February) to a high of 7.34 Rand (in late March) (approximately 84% to 98% of the purchase price). Based on its assessment of the factors discussed above, the Company determined the investment was not impaired.
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
Other Investments
At March 31, 2018 the Company held certain equity investments with readily determinable market values of $89 million. During the first three months of 2018, the Company recorded an investment loss of $8 million, which reflects the decrease in the market value of these investments as compared to December 31, 2017. The Company also holds investments without readily determinable market values of $59 million at March 31, 2018.
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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at March 31, 2018 the actual allocation for the Company's U.S. Plan was 63% equities and equity alternatives and 37% fixed income. The target allocation for the U.K. plans at March 31, 2018 was 34% equities and equity alternatives and 66% fixed income. At March 31, 2018, the actual allocation for the U.K. Plans was 37% equities and equity alternatives and 63% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2017. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2018	2017	2018	2017
Service cost	$10	$18	$—	$—
Interest cost	118	122	1	1
Expected return on plan assets	(221)	(224)	—	—
Amortization of prior service (credit) cost	—	—	(1)	1
Recognized actuarial loss (gain)	37	40	—	—
Net periodic benefit (credit) cost	$(56)	$(44)	$—	$2
Curtailment gain	—	(1)	—	—
Settlement loss	—	1	—	—
Total (credit) cost	$(56)	$(44)	$—	$2
As discussed in Note 17, effective January 1, 2018, the Company adopted the new guidance that changes the presentation of net periodic pension cost and net periodic postretirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs. Accordingly, we have reclassified prior period information in the following chart to conform with the current year's presentation:

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2018	2017	2018	2017
Compensation and benefits expense (Operating income)	$10	$18	$—	$—
Other net benefit credits	(66)	(62)	—	2
Total (credit) cost	$(56)	$(44)	$—	$2

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	59	66	—	—
Expected return on plan assets	(89)	(89)	—	—
Amortization of prior service cost	—	—	—	1
Recognized actuarial loss (gain)	13	9	—	—
Net periodic benefit (credit) cost	$(17)	$(14)	$—	$1

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2018	2017	2018	2017
Service cost	$10	$18	$—	$—
Interest cost	59	56	1	1
Expected return on plan assets	(132)	(135)	—	—
Amortization of prior service credit	—	—	(1)	—
Recognized actuarial loss	24	31	—	—
Net periodic benefit (credit) cost	$(39)	$(30)	$—	$1
Curtailment gain	—	(1)	—	—
Settlement loss	—	1	—	—
Total (credit) cost	$(39)	$(30)	$—	$1
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits

March 31,	2018	2017	2018	2017
Weighted average assumptions:
Expected return on plan assets	5.83%	6.64%	—	—
Discount Rate	3.07%	3.40%	3.21%	3.64%
Rate of compensation increase	1.73%	1.77%	—	—
The Company made approximately $33 million of contributions to its U.S. and non-U.S. defined benefit plans in the first three months of 2018. The Company expects to contribute approximately $76 million to its U.S. pension and non-U.S. pension plans during the remainder of 2018.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $34 million for both 2018 and 2017. The cost of the U.K. DC Plans was $22 million and $20 million in 2018 and 2017, respectively.

12.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2018	December 31, 2017
Short-term:
Commercial paper	$249	$—
Current portion of long-term debt	263	262
	512	262
Long-term:
Senior notes – 2.55% due 2018	250	250
Senior notes – 2.35% due 2019	299	299
Senior notes – 2.35% due 2020	498	498
Senior notes – 4.80% due 2021	499	498
Senior notes – 2.75% due 2022	497	496
Senior notes – 3.30% due 2023	348	348
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	596	596
Senior notes – 3.50% due 2025	496	496
Senior notes – 3.75% due 2026	596	596
Senior notes – 5.875% due 2033	297	297
Senior notes – 4.35% due 2047	492	492
Senior notes – 4.20% due 2048	592	—
Mortgage – 5.70% due 2035	367	370
Other	3	3
	6,078	5,487
Less current portion	263	262
	$5,815	$5,225
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $249 million of commercial paper outstanding at March 31, 2018 at an effective interest rate of 2.44%.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
In January 2017, the Company issued $500 million of 2.75% senior notes due 2022 and $500 million of 4.35% senior notes due 2047. The Company used the net proceeds for general corporate purposes, including the repayment of a $250 million debt maturity in April 2017.
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2018.

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

	March 31, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$512	$514	$262	$264
Long-term debt	$5,815	$5,908	$5,225	$5,444
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
13.    Restructuring Costs
The Company recorded total restructuring costs of $6 million in the first three months of 2018, primarily for severance at Marsh and Corporate, as well as future rent under non-cancelable leases at Corporate. These costs were incurred in Risk and Insurance Services ($3 million), Consulting ($1 million) and Corporate ($2 million).
Details of the restructuring activity from January 1, 2017 through March 31, 2018, which includes liabilities from actions prior to 2018, are as follows:

(In millions)	Liability at 1/1/17	Amounts Accrued	Cash Paid	Other	Liability at 12/31/17	Amounts Accrued	Cash Paid	Other	Liability at 3/31/18
Severance	$32	$31	$(49)	$1	$15	$5	$(4)	$(1)	$15
Future rent under non-cancelable leases and other costs	61	9	(22)	2	50	1	(4)	1	48
Total	$93	$40	$(71)	$3	$65	$6	$(8)	$—	$63
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
14.    Common Stock
During the first three months of 2018, the Company repurchased approximately 3.0 million shares of its common stock for consideration of $250 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2018, the Company remained authorized to repurchase up to approximately $1.3 billion in shares of its common stock. There is no time limit on the authorization. During the first three months of 2017, the Company repurchased approximately 2.7 million shares of its common stock for consideration of $200 million.
The Company issued approximately 2.3 million and 3.3 million shares related to stock compensation and employee stock purchase plans during the first three months of 2018 and 2017, respectively.

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
In November 2017, the FCA announced the terms of reference for a market study concerning the wholesale insurance broker sector in the United Kingdom, which affects Marsh and Guy Carpenter. The FCA is conducting the study to assess "how effectively competition is working in the wholesale insurance broker sector" and "how brokers influence competition in the underwriting sector." The FCA is expected to publish its interim report by the end of 2018, with a final report expected in 2019.

Consulting Segment
In June 2017, the FCA issued a final report in connection with a market study of the U.K. asset management industry, which includes asset managers and investment consultants, including Mercer. Following the report, in September 2017, the FCA announced its decision to refer the investment consultancy and fiduciary management markets to the U.K. Competition & Markets Authority (the "CMA") for a market investigation. The CMA expects to issue its provisional decision in July 2018 and to conclude its investigation of the investment consultancy and fiduciary management markets by March 2019.
In the ordinary course of business, the Company is also subject to other investigations, market studies, subpoenas, lawsuits and other regulatory actions undertaken by governmental authorities.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2018, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2017 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three-month period ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Operating Income (Loss)
2018–
Risk and Insurance Services	$2,344	(a)	$716
Consulting	1,668	(b)	247
Total Operating Segments	4,012		963
Corporate / Eliminations	(12)		(55)
Total Consolidated	$4,000		$908
2017–
Risk and Insurance Services	$1,989	(a)	$568
Consulting	1,526	(b)	225
Total Operating Segments	3,515		793
Corporate / Eliminations	(12)		(44)
Total Consolidated	$3,503		$749
(a) Includes inter-segment revenue of $1 million in 2018, interest income on fiduciary funds of $13 million and $8 million in 2018 and 2017, respectively, and equity method (loss) income of $(1) million and $2 million in 2018 and 2017, respectively.
(b) Includes inter-segment revenue of $11 million and $12 million in 2018 and 2017, respectively, interest income on fiduciary funds of $1 million in both 2018 and in 2017, and equity method income of $3 million in 2018 and $4 million in 2017, respectively.

Details of operating segment revenue for the three-month period ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Risk and Insurance Services
Marsh	$1,703	$1,602
Guy Carpenter	641	387
Total Risk and Insurance Services	2,344	1,989
Consulting
Mercer	1,171	1,077
Oliver Wyman Group	497	449
Total Consulting	1,668	1,526
Total Operating Segments	4,012	3,515
Corporate / Eliminations	(12)	(12)
Total	$4,000	$3,503
17.    New Accounting Guidance
New Accounting Pronouncements Effective January 1, 2018:
The following new accounting standards were adopted using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2018:
New Revenue Recognition Standard
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
Upon adoption of the new revenue standard, the Company recognized significant movement in the quarterly timing of revenue recognized in the Risk and Insurance Services segment. In particular, under the new standard the recognition of revenue for reinsurance broking was accelerated from historical patterns. Estimated revenue from these treaties is recognized largely at the policy effective date at which point control over the services provided by the Company transfers to the client and the client has accepted the services. This resulted in a significant increase in revenue in the first quarter of 2018 compared to the same period in 2017. Prior to the adoption of this standard, revenue related to most reinsurance placements was recognized on the later of billing or effective date as premiums are determined by the primary insurers and attached to the reinsurance treaties. Typically, this resulted in revenue being recognized over a 12 to 18 month period.
The timing of revenue recognition for certain fee based brokerage arrangements will shift among quarters. However, since the vast majority of the Company's fee arrangements involve contracts that cover a single year of services, the Company does not expect there will be a significant change in the amount of revenue recognized in an annual period.
In the Risk and Insurance Services segment, certain pre-placement costs are now deferred and amortized into earnings when revenue from the placement is recognized. These costs were previously expensed as incurred. As such, the Company expects the recognition of costs to shift among quarters.
In the Consulting segment, the adoption of the new revenue standard will not have a significant impact on the timing of revenue recognition in quarterly or annual periods.

In Consulting, the Company incurs implementation costs necessary to facilitate the delivery of the contracted services. The Company has concluded that certain additional implementation costs previously expensed under legacy GAAP will be deferred under the new guidance. In addition, the amortization period for these implementation costs will include the initial contract term plus expected renewals.
The cumulative effect of adopting the standard, net of tax, on January 1, 2018 resulted in an increase to the opening balance of retained earnings of $364 million, with offsetting increases/decreases to other balance sheet accounts, e.g. accounts receivable, other assets and deferred income taxes. The comparative information and prior periods was not restated and will continue to be reported under the legacy accounting standards that were in effect for those periods.
The impact of adoption of the new revenue standard on the Company's consolidated income statement was as follows (in millions):

	Three Months Ended March 31, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Revenue	$4,000	$(161)	$3,839
Expense:
Compensation and Benefits	2,224	(60)	2,164
Other Operating Expenses	868	—	868
Operating Expenses	3,092	(60)	3,032
Operating Income	908	(101)	807
Other Net Benefit Credits	66	—	66
Interest Income	3	—	3
Interest Expense	(61)	—	(61)
Income Before Income Taxes	916	(101)	815
Income Tax Expense	220	(26)	194
Net Income Before Non-Controlling Interests	696	(75)	621
Less: Net Income Attributable to Non-Controlling Interests	6	—	6
Net Income Attributable to the Company	$690	$(75)	$615

The impact of adoption of the new revenue standard on the Company's consolidated balance sheet was as follows (in millions):

	March 31, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
ASSETS
Current assets:
Cash and cash equivalents	$1,168	$—	$1,168
Net receivables	4,562	(242)	4,320
Other current assets	540	(294)	246
Total current assets	6,270	(536)	5,734
Goodwill and intangible assets	10,450	—	10,450
Fixed assets, net	713	—	713
Pension related assets	1,857	—	1,857
Deferred tax assets	554	119	673
Other assets	1,535	(231)	1,304
TOTAL ASSETS	$21,379	$(648)	$20,731

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$512	$—	$512
Accounts payable and accrued liabilities	2,343	(176)	2,167
Accrued compensation and employee benefits	813	—	813
Accrued income taxes	261	—	261
Dividends payable	193	—	193
Total current liabilities	4,122	(176)	3,946
Fiduciary liabilities	5,140	—	5,140
Less - cash and investments held in a fiduciary capacity	(5,140)	—	(5,140)
	—	—	—
Long-term debt	5,815	—	5,815
Pension, post-retirement and post-employment benefits	1,842	—	1,842
Liabilities for errors and omissions	312	—	312
Other liabilities	1,267	(33)	1,234
Total equity	8,021	(439)	7,582
TOTAL LIABILITIES AND EQUITY	$21,379	$(648)	$20,731

The impact of adoption of the new revenue standard on the Company's consolidated statement of cash flow was as follows (in millions):

	Three Months Ended March 31, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Operating cash flows:
Net income before non-controlling interests	$696	$(75)	$621
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	80	—	80
Amortization of intangible assets	45	—	45
Adjustments and payments related to contingent consideration liability	(5)	—	(5)
Provision for deferred income taxes loss on disposal of assets	11	—	11
Gain on disposition of assets	(1)	—	(1)
Share-based compensation expense	50	—	50
Changes in assets and liabilities:
Net receivables	(357)	174	(183)
Other current assets	2	(24)	(22)
Other assets	(32)	(11)	(43)
Accounts payable and accrued liabilities	135	(54)	81
Accrued compensation and employee benefits	(905)	—	(905)
Accrued income taxes	61	—	61
Contributions to pension excess of expense/credit	(96)	—	(96)
Other liabilities	17	(10)	7
Effect of exchange rate changes	(65)	—	(65)
Net cash used for operations	$(364)	$—	$(364)
The adoption of the revenue recognition standard did not have an impact on the Company's financing or investing cash flows.
Other Standards Adopted Effective January 1, 2018 using the modified retrospective approach
In January 2016, the FASB issued new guidance intended to improve the recognition and measurement of financial instruments. The new guidance requires investments in equity securities (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance was effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company holds certain equity investments that under legacy GAAP were previously treated as available for sale securities, whereby the mark-to-market change was recorded to other comprehensive income in its consolidated balance sheet. The Company adopted the new accounting guidance, effective January 1, 2018, recording a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from accumulated other comprehensive income to retained earnings. Therefore, prior periods have not been restated.
In October 2016, the FASB also issued new guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the new guidance, effective January 1, 2018, recording a cumulative-effect adjustment decrease to retained earnings of approximately $14 million as of the beginning of the period of adoption.
The impact on the Company's balance sheet as of January 1, 2018 related to the adoption of the accounting standards using the modified retrospective approach as discussed above is as follows:

		Adjustments
	Balance at December 31, 2017	Revenue Recognition	Financial Instruments	Intra-Entity Transfer	Balance at January 1, 2018
Balance Sheet
Assets
Net Receivables	$4,133	$68	$—	$—	$4,201
Other Current Assets	224	318	—	—	542
Other Assets	1,430	226	—	—	1,656
Deferred Tax Assets	669	(103)	—	(14)	552
Liabilities
Accounts Payable and Accrued Liabilities	2,083	122	—	—	2,205
Other Liabilities	1,311	23	—	—	1,334
Equity
Other Accumulated Comprehensive Income	—	—	(14)	—	(14)
Retained Earnings	$13,140	$364	$14	$(14)	$13,504
Cumulative effect adjustment related to the adoption of the revenue recognition standard
The cumulative effect adjustment recorded to net receivables is primarily related to contingent brokerage revenue and reinsurance revenue placements. Under the new guidance, the Company is required to record an estimate of variable or contingent consideration earlier than under the previous rules. Also under the new guidance, revenue related to most reinsurance placements is accelerated versus previous patterns.
The cumulative effect adjustments also includes the capitalization of costs to fulfill and costs to obtain that are included in other current assets and other assets, respectively. These costs were previously expensed as incurred. The adjustment to accounts payable and accrued liabilities includes deferred revenue related to the timing of fee revenue recognition for fee based arrangements and certain post placement servicing costs, primarily related to reinsurance brokerage costs that were previously expensed as incurred.
Adoption of amended accounting standard using the retrospective application approach
Effective January 1, 2018, the Company adopted new guidance that changes the presentation of net periodic pension cost and net periodic postretirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs. Accordingly, we have reclassified prior period information in the consolidated results of operations, segment data and related disclosures contained in our management's discussion and analysis and notes to the consolidated financial statements to reflect the retrospective adoption of this standard.

Other accounting standards adopted effective January 1, 2018
In November 2016, the FASB issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance, which is required to be applied retrospectively to all periods presented, effective January 1, 2018. The adoption of this guidance did not impact the Company's consolidated balance sheets or consolidated statements of cash flows.
In August 2016, the FASB issued new guidance which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including cash payments for debt prepayments or debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not impact the Company's consolidated statements of cash flows.
In January 2017, the FASB issued guidance which clarifies the definition of a business in order to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this guidance effective January 1, 2018. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
New Accounting Pronouncements Not Yet Adopted
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
In February 2016, the FASB issued new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets ("lessor") leased by the lessee will remain largely unchanged from current GAAP. However, the guidance contains targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model. The new guidance on leases is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact the adoption of the guidance will have on its financial position and results of operations, but expects material "right of use" assets and lease liabilities to be recorded on its consolidated balance sheets.

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
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share figures)	2018	2017
Revenue	$4,000	$3,503
Expense:
Compensation and Benefits	2,224	2,005
Other Operating Expenses	868	749
Operating Expenses	3,092	2,754
Operating Income	908	749
Net Income Before Non-Controlling Interests	696	578
Net Income Attributable to the Company	$690	$569
Net Income Per Share Attributable to the Company:
Basic	$1.36	$1.10
Diluted	$1.34	$1.09
Average Number of Shares Outstanding:
Basic	508	515
Diluted	514	522
Shares outstanding at March 31,	508	515
As discussed in Note 3 to the consolidated financial statements included in Item I, Part I, effective January 1, 2018, the Company adopted new accounting guidance related to revenue recognition. The new guidance was adopted using the modified retrospective method, which applies the guidance beginning with the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2018. The comparative information has not been restated and continues to be reported under the prior accounting standards that were in effect for those periods.
As a result of applying the new revenue standard on January 1, 2018, the Company recognized significant changes in the quarterly timing of revenue recognized in the Risk and Insurance Service segment. In particular, under the new standard the recognition of revenue in the Company’s reinsurance broking operations was accelerated from historical patterns, resulting in a significant increase in revenue in the first quarter of 2018 compared to the same period in 2017. Prior to the adoption of this standard, revenue related to most reinsurance placements was recognized on the later of billing or effective date. Typically, this resulted in revenue being recognized over a 12 to

18 month period. Under the new guidance, estimated revenue from these treaties will be recognized largely at the policy effective date.
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
The Company's consolidated operating income of $908 million in the first quarter of 2018 increased 21% compared to the prior year period. This reflects increases of 14% related to the impact of applying the new revenue recognition standard, 4% related to the impact of foreign currency translation, 2% from the impact of acquisitions and 2% on an underlying basis. Diluted net income per share attributable to the Company increased 23% when compared to prior year period, reflecting the items discussed above, the impact of a lower effective tax rate in 2018 compared to 2017 due to U.S. tax reform, as well as a 2% decrease in the average number of diluted shares outstanding. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters.
See Note 17 to the consolidated financial statements for the reconciliation of the impact of applying new revenue guidance on the consolidated statement of income for the quarter ended March 31, 2018.

Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in more than 130 countries. As a result, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. In addition, as described in Note 17 to the consolidated financial statements, the Company adopted new accounting guidance related to revenue recognition, which had a significant impact on the timing of revenue recognition. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, and the adoption of the new revenue recognition guidance on the Company’s operating revenues by segment was as follows:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Risk and Insurance Services
Marsh	$1,694	$1,596	6%	4%	3%	(3)%	2%
Guy Carpenter	637	385	66%	2%	—	56%	7%
Subtotal	2,331	1,981	18%	4%	2%	9%	3%
Fiduciary Interest Income	13	8
Total Risk and Insurance Services	2,344	1,989	18%	4%	2%	8%	3%
Consulting
Mercer	1,171	1,077	9%	4%	—	(1)%	5%
Oliver Wyman Group	497	449	11%	5%	—	—	6%
Total Consulting	1,668	1,526	9%	5%	—	—	5%
Corporate / Eliminations	(12)	(12)
Total Revenue	$4,000	$3,503	14%	4%	1%	5%	4%

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Marsh:
EMEA	$643	$589	9%	10%	—	—	(2)%
Asia Pacific	164	152	8%	4%	—	—	4%
Latin America	84	80	5%	(1)%	—	—	6%
Total International	891	821	8%	8%	—	—	—
U.S. / Canada	803	775	4%	—	6%	(6)%	3%
Total Marsh	$1,694	$1,596	6%	4%	3%	(3)%	2%
Mercer:
Defined Benefit Consulting & Administration	$339	$334	2%	6%	—	—	(4)%
Investment Management & Related Services	226	186	21%	5%	1%	—	15%
Total Wealth	565	520	9%	6%	—	—	3%
Health	442	415	6%	3%	(2)%	(2)%	7%
Career	164	142	15%	4%	7%	—	4%
Total Mercer	$1,171	$1,077	9%	4%	—	(1)%	5%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, changes in estimate methodology and the impact of the new revenue standard.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the first quarter of 2018 was $4 billion, an increase of 14%, or 4% on an underlying basis, with increases of 5% related to applying the new revenue recognition standard, 1% from the impact of acquisitions and 4% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the first quarter of 2018 was $2.3 billion, an increase of 18% from the same quarter of the prior year and 3% on an underlying basis. The revenue increase also reflects increases of 8% from applying the new revenue recognition standard, 4% from the impact of foreign currency translation and 2% from acquisitions. Consulting revenue of $1.7 billion in the first quarter of 2018 increased 9%, or 5% on an underlying basis. The application of the new revenue recognition standard had a negligible impact on Consulting revenue in the quarter, while the impact of foreign currency translation increased revenue by 5% in the first quarter of 2018 as compared to the same period last year.
Operating Expense
Consolidated operating expense in the first quarter increased 12% compared with the same period last year, reflecting increases of 4% increase on an underlying basis, 4% from the impact of foreign currency translation, 2% from applying the new revenue recognition standard and 1% from acquisitions. The increase in underlying expenses is primarily due to higher base salaries, asset based fees, recoverable expenses, outside service costs and taxes and general insurance costs.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,	Three Months
(In millions)	2018	2017
Revenue	$2,344	$1,989
Compensation and Benefits	1,168	1,025
Other Operating Expenses	460	396
Expense	1,628	1,421
Operating Income	$716	$568
Operating Income Margin	30.5%	28.6%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2018 was $2.3 billion, an increase of 18% as compared to the same period last year, reflecting a 3% increase in underlying revenue, an 8% increase related to the impact of the new revenue recognition standard, a 2% increase related to acquisitions and a 4% increase related to the impact of foreign currency translation.
In Marsh, revenue in the first quarter of 2018 was $1.7 billion, an increase of 6% compared with the same quarter of the prior year, reflecting an increase in underlying revenue of 2%, a 3% increase from acquisitions and a 4% increase related to the impact of foreign currency translation partially offset by a decrease of 3% related to the impact of the new revenue recognition standard. Revenue in international operations was flat on an underlying basis, with growth of 4% in Asia Pacific and 6% in Latin America partly offset by a decrease of 2% in EMEA. In U.S./Canada, underlying revenue increased 3% compared to prior year. Guy Carpenter's first quarter revenue increased 66%, or 7% on an underlying basis. Guy Carpenter's revenue in 2018 reflects a 56% increase related to the impact of the new revenue recognition standard and a 2% increase related to the impact of foreign currency translation.
Expense
Expenses in the Risk and Insurance Services segment increased 15% in the first quarter of 2018 compared with the same period last year, reflecting increases of 4% in underlying expenses, 2% related to acquisitions, 4% from the impact of foreign currency translation and 4% related to the application of the new revenue recognition standard. The increase in underlying expenses is primarily due to higher base salaries, outside service costs and taxes and general insurance costs.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,	Three Months
(In millions)	2018	2017
Revenue	$1,668	$1,526
Compensation and Benefits	956	891
Other Operating Expenses	465	410
Expense	1,421	1,301
Operating Income	$247	$225
Operating Income Margin	14.8%	14.7%
Revenue
Revenue in the Consulting segment in the first quarter of 2018 was $1.7 billion, an increase of 9% compared to the same period last year, reflecting a 5% increase in underlying revenue and a 5% increase from the impact of foreign currency translation. The new revenue recognition standard had a negligible impact on Consulting revenue in the first quarter of 2018.
Mercer's revenue of approximately $1.2 billion increased 9% compared to the prior year, reflecting a 5% increase on an underlying basis, and a 4% increase from the impact of foreign currency translation, partly offset by a decrease of 1% related to the new revenue recognition standard. On an underlying basis, revenue in Health increased 7%, Career increased 4%, and Wealth increased 3%. Within Wealth, Investment Management & Related Services increased 15% and Defined Benefit Consulting & Administration decreased 4% compared to the same period last year. Oliver Wyman's revenue increased 11% to $497 million in the first quarter of 2018 compared to the same period last year, reflecting a 6% increase on an underlying basis and a 5% increase from the impact of foreign currency translation. The new revenue recognition standard did not have an impact on Oliver Wyman's revenue in the quarter.
Expense
Consulting expenses in the first quarter of 2018 increased 9% as compared to the first quarter of 2017. This reflects an underlying expense increase of 5% and a 4% increase from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salaries, asset-based fees, outside service costs and recoverable expenses partly offset by lower incentive compensation costs.
Corporate and Other
Corporate expenses were $55 million and $44 million for the first quarter of 2018 and 2017, respectively. The increase in expenses is primarily due to one-time bonus payments related to U.S. tax reform and higher incentive compensation costs.
Interest
Interest income earned on corporate funds was $3 million in the first quarter of 2018 compared with $2 million for the same period in 2017. Interest expense increased $3 million in the first quarter of 2018 compared with the first quarter of 2017. The increase in interest expense is primarily due to higher average debt outstanding in 2018.
Investment Income
The caption "Investment income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other-than-temporary declines in the value of debt securities, mark-to-market increases/decreases in equity investments with readily determinable fair values and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds.
As discussed in Note 17 to the consolidated financial statements, effective January 1, 2018, the Company adopted a new accounting standard prospectively, that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company holds certain equity investments that under legacy GAAP were previously treated as available for sale securities, whereby the mark-to-market change was recorded to other comprehensive income in its consolidated balance sheet. The Company recorded a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax, as of December 31, 2017 from other comprehensive income to retained earnings. Therefore, prior periods have not been restated.
The Company had a net investment loss of less than $1 million in the first quarter of 2018 compared to a net investment gain of less than $1 million for the same period in 2017. During the first quarter of 2018, equity method gains of $7 million related to the Company's investments in private equity funds were offset by mark-to-market losses on certain equity investments with readily determinable market values.
Income Taxes
On December 22, 2017, the U.S. enacted tax legislation commonly known as the "Tax Cuts and Jobs Act" (the "TCJA") that significantly changed the U.S. Internal Revenue Code of 1986, as amended. The TCJA generally became effective on January 1, 2018. The TCJA provided for a reduction in the U.S. corporate tax rate to 21% and the creation of a broadly territorial tax system. The TCJA also changed the deductibility of certain expenses, primarily executive officers’ compensation. In the fourth quarter of 2017, the Company recorded a provisional charge of $460 million related to the enactment of the TCJA. As discussed in Note 2 to the consolidated financial statements, this provisional charge may be adjusted in 2018. The TCJA provided for a transition to the territorial system via a transition tax on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional charge of $240 million in the fourth quarter of 2017 as an estimate of U.S. transition taxes and ancillary effects, including state taxes and foreign withholding taxes related to the change in permanent reinvestment status with respect to our pre-2018 foreign earnings. This transition tax is payable over eight years. The reduction of the U.S. corporate tax rate from 35% to 21% reduced the value of the U.S. deferred tax assets and liabilities. Accordingly, a charge of $220 million was recorded in the fourth quarter of 2017. Adjustments during the quarter to the provisional estimates of transition taxes and U.S. deferred tax assets and liabilities increased income tax expense by $3 million. These estimates may be further adjusted during 2018 after the Company has finalized its analysis of all the relevant information.
The Company's effective tax rate in the first quarter of 2018 was 23.9% compared to 23.3% in the first quarter of 2017. The rate in the first quarter of 2018 reflects ongoing impacts of the TCJA, primarily the reduced 21% U.S. statutory rate largely offset by higher estimated costs from the new territorial system and greater disallowance of compensation and entertainment deductions. The rate in the first quarter of 2017 reflects foreign operations taxed at rates below the 35% U.S. statutory tax rate, including the effect of repatriation. The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, and nontaxable adjustments to contingent acquisition consideration. The excess tax benefit related to share based payments is the most significant discrete item, reducing the effective tax rate by 2.4% and 5.8% in the first quarters of 2018 and 2017, respectively.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. Combined U.S. federal and state corporate tax rates exceed tax rates applicable in many jurisdictions outside the U.S. A significant portion of the Company's profits are earned outside the U.S. In 2018, the forecasted pre-tax income in the U.K., Barbados, Canada, Australia, Ireland and Germany is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 23%, 0.4%, 27%, 30%, 12% and 32%, respectively.
Losses in one jurisdiction cannot generally offset earnings in another, and within certain jurisdictions, profits and losses may not offset between entities. Consequently, losses in certain jurisdictions may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $71 million at December 31, 2017 to $70 million at March 31, 2018 due to settlements of audits and expirations of statutes of limitation, partially offset by current accruals. We expect that the total amount of unrecognized tax benefits may decrease between zero and approximately $4 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to stockholders, repurchase its shares and pay corporate expenses. The Company also provides financial support to its operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed below in "Financing Cash Flows".
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At March 31, 2018, the Company had approximately $1 billion of cash and cash equivalents in its foreign operations, which includes $183 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings, and with respect to repatriating 2017 and prior earnings, it is in the process of fully evaluating such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries as it considers its permanent reinvestment assertions going forward in light of the enactment at the end of 2017 of the TCJA.
In the first three months of 2018, the Company recorded foreign currency translation adjustments which increased net equity by approximately $223 million. A weakening of the U.S. dollar against foreign currencies would increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company used $364 million of cash from operations for the three month period ended March 31, 2018, compared to $399 million used for operations in the first three months of 2017. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the applicable laws or regulations of the U.S. and other jurisdictions. During the first three months of 2018, the Company contributed $26 million to its non-U.S. defined benefit pension plans and $7 million to its U.S. defined benefit pension plans. In the first three months of 2017, the Company contributed $49 million to its non-U.S. defined benefit pension plans and $7 million to its U.S. defined benefit pension plans.
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
The Company expects to fund an additional $56 million to its non-U.S. defined benefit plans over the remainder of 2018, comprising approximately $48 million to plans outside of the U.K. and $8 million to the U.K. plans. The Company also expects to fund an additional $20 million to its U.S. defined benefit plans during the remainder of 2018.
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
Financing Cash Flows
Net cash provided by financing activities was $294 million for the three-month period ended March 31, 2018, compared with $697 million of net cash provided by such activities for the same period in 2017.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $249 million of commercial paper outstanding at March 31, 2018 at an effective interest rate of 2.44%.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
In January 2017, the Company issued $500 million of 2.75% senior notes due in 2022 and $500 million of 4.35% senior notes due in 2047. The Company used the net proceeds for general corporate purposes, which included the repayment of $250 million of senior notes in April 2017.
Credit Facilities
The Company and certain of its subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2018.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
Share Repurchases
During the first three months of 2018, the Company repurchased 3.0 million shares of its common stock for total consideration of $250 million at an average price per share of $82.72. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of March 31, 2018, the Company remained authorized to purchase shares of its common stock up to a value of approximately $1.3 billion. There is no time limit on this authorization.
During the first three months of 2017, the Company repurchased approximately 2.7 million shares of its common stock for consideration of $200 million.

Contingent payments related to acquisitions
During the first three months of 2018, the Company paid $40 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $30 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $10 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $161 million for acquisitions completed in the first three months of 2018 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2018.
The Company paid deferred purchase consideration related to prior years' acquisitions of $40 million in the first three months of 2018. Remaining deferred cash payments of approximately $83 million for acquisitions completed in the first three months of 2018 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2018.
In the first three months of 2017, the Company paid $12 million of contingent payments related to acquisitions made in prior periods. Of this amount, $8 million was reported as financing cash flows and $4 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $189 million ($0.375 per share) during the first three months of 2018, as compared with $175 million ($0.34 per share) during the first three months of 2017.
Investing Cash Flows
Net cash used for investing activities amounted to $70 million in the first three months of 2018, compared with $461 million used during the same period in 2017.
The Company paid $24 million and $411 million, net of cash acquired, for acquisitions it made during the first three months of 2018 and 2017, respectively.
The Company used cash of $58 million to purchase fixed assets and capitalized software in the first three months of 2018, compared with $62 million in the first three months of 2017, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $54 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2018:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$250	$250	$—	$—	$—
Short-term debt	263	263	—	—	—
Long-term debt	5,857	—	829	1,381	3,647
Interest on long-term debt	2,612	231	424	356	1,601
Net operating leases	1,978	306	526	425	721
Service agreements	331	198	109	12	12
Other long-term obligations	271	123	128	20	—
Total	$11,562	$1,371	$2,016	$2,194	$5,981
The above does not include unrecognized tax benefits of $70 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $1 million that may become payable within one year. The above does not include net pension liabilities of approximately $1.7 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities.

The above does not include the provisional estimate of transitional tax payments related to the TCJA of $240 million. The amounts of estimated future benefits payments to be made from pension plan assets are disclosed in Note 7 to the consolidated financial statements. The Company expects to contribute approximately $20 million and $56 million to its U.S. and non-U.S. pension plans, respectively, in the remainder of 2018.
Management’s Discussion of Critical Accounting Policies
The Company’s discussion of critical accounting policies that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2017 Form 10-K. The adoption new revenue guidance on January 1, 2018 has increased the significance of judgments and estimates management must make to apply the guidance. In particular, in the Risk and insurance Services segment, judgments related to the amount of variable revenue consideration to ultimately be received on placement of quota share reinsurance treaties and contingent commission from insurers, which was previously recognized when the contingency was resolved, now requires significant judgments and estimates. Management also makes significant judgments and estimates to measure the progress toward completing performance obligations and realization rates for consideration related to contracts as well as potential performance-based fees in the Consulting segment. See Note 3 to the consolidated financial statements for additional information.
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
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2018
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,168
Fiduciary cash and investments	$5,140
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 12 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $4 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic expense for 2018 are discussed in Note 7 to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management’s Discussion of Critical Accounting Policies-Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 50% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $61 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at March 31, 2018 hold constant for the rest of 2018, the Company estimates the year-over-year impact from conversion of foreign currency earnings will increase full year net operating income by approximately $21 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
Equity Price Risk
As discussed in Note 17 to the consolidated financial statements, effective January 1, 2018, the Company adopted a new accounting standard that requires equity investments with readily determinable market values to be measured at fair value with changes in fair value recognized in net income.

The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $89 million that are valued using readily determinable fair values and approximately $59 million of investments without readily determinable fair values. The Company also has investments of approximately $424 million that are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of March 31, 2018, the carrying value of the Company’s investment in Alexander Forbes was $286 million. As of March 31, 2018, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the March 31, 2018 closing share price of 7.20 South African Rand per share, was approximately $269 million. The Company considered several factors in assessing its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. During the first quarter of 2018, the Alexander Forbes average opening and closing stock price was approximately 6.95 Rand (approximately 93% of the original purchase price) and ranged from a low of 6.31 Rand (in early February) to a high of 7.34 Rand (in late March) (approximately 84% to 98% of the purchase price). Based on its assessment of the factors discussed above, the Company determined the investment was not impaired.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 15 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements in this report.

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
The Company implemented changes to certain of its processes and control activities related to the new revenue recognition standard that became effective January 1, 2018. These included procedures related to the evaluation of our contracts under the new five step revenue recognition model and gathering required disclosure information. The Company concluded such changes did not materially change its internal controls over financial reporting.

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
We and our subsidiaries are also party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters is set forth in Note 15 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 3.0 million shares of its common stock for $250 million during the first quarter of 2018. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2018, the Company remained authorized to repurchase up to approximately $1.3 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	914,939	$81.9726	914,939	$1,465,752,817
February 1-28, 2018	1,112,801	$82.3972	1,112,801	$1,374,061,134
March 1-31, 2018	994,610	$83.7597	994,610	$1,290,752,864
Total	3,022,350	$82.7171	3,022,350	$1,290,752,864
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

Date:	April 27, 2018	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 27, 2018	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1	Tenth Supplemental Indenture, dated as of March 1, 2018, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee

10.1	Form of Deferred Stock Unit Award, with grant dates from March 1, 2018 through February 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.2	Form of Restricted Stock Unit Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.3	Form of Performance Stock Unit Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.4	Form of Stock Option Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.5	Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle

10.6	Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase