Form 10-Q
period 2018-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2018-07-27
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 24, 2018, there were outstanding 504,979,546 shares of common stock, par value $1.00 per share, of the registrant.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management's current views concerning future events or results, use words like "anticipate," "assume," "believe," "continue," "estimate," "expect," "forecast," "intend," "plan," "project" and similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would."
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•
the impact of any investigations, reviews, market studies or other activity by regulatory or law enforcement authorities, including the ongoing investigations by the European Commission, the Australian Royal Commission and the U.K. FCA;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Revenue	$3,734	$3,495	$7,734	$6,998
Expense:
Compensation and benefits	2,135	1,998	4,359	4,003
Other operating expenses	908	796	1,776	1,545
Operating expenses	3,043	2,794	6,135	5,548
Operating income	691	701	1,599	1,450
Other net benefit credits	65	63	131	123
Interest income	3	2	6	4
Interest expense	(68)	(60)	(129)	(118)
Investment income	28	5	28	5
Income before income taxes	719	711	1,635	1,464
Income tax expense	183	204	403	379
Net income before non-controlling interests	536	507	1,232	1,085
Less: Net income attributable to non-controlling interests	5	6	11	15
Net income attributable to the Company	$531	$501	$1,221	$1,070
Net income Per Share Attributable to the Company:
Basic	$1.05	$0.98	$2.41	$2.08
Diluted	$1.04	$0.96	$2.38	$2.05
Average number of shares outstanding:
Basic	507	514	507	514
Diluted	512	520	513	521
Shares outstanding at June 30,	505	513	505	513
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income before non-controlling interests	$536	$507	$1,232	$1,085
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(529)	290	(301)	525
Unrealized investment gains	—	24	—	19
Gain (loss) related to pension/post-retirement plans	192	(5)	108	28
Other comprehensive (loss) income, before tax	(337)	309	(193)	572
Income tax expense on other comprehensive income	23	13	15	20
Other comprehensive (loss) income, net of tax	(360)	296	(208)	552
Comprehensive income	176	803	1,024	1,637
Less: comprehensive income attributable to non-controlling interest	5	6	11	15
Comprehensive income attributable to the Company	$171	$797	$1,013	$1,622
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,036	$1,205
Receivables
Commissions and fees	4,288	3,777
Advanced premiums and claims	62	65
Other	367	401
	4,717	4,243
Less-allowance for doubtful accounts and cancellations	(116)	(110)
Net receivables	4,601	4,133
Other current assets	538	224
Total current assets	6,175	5,562
Goodwill	9,177	9,089
Other intangible assets	1,234	1,274
Fixed assets (net of accumulated depreciation and amortization of $1,857 at June 30, 2018 and $1,826 at December 31, 2017)	698	712
Pension related assets	1,808	1,693
Deferred tax assets	532	669
Other assets	1,535	1,430
	$21,159	$20,429
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$439	$262
Accounts payable and accrued liabilities	2,246	2,083
Accrued compensation and employee benefits	1,103	1,718
Accrued income taxes	216	199
Dividends payable	212	—
Total current liabilities	4,216	4,262
Fiduciary liabilities	5,118	4,847
Less – cash and investments held in a fiduciary capacity	(5,118)	(4,847)
	—	—
Long-term debt	5,813	5,225
Pension, post-retirement and post-employment benefits	1,768	1,888
Liabilities for errors and omissions	303	301
Other liabilities	1,262	1,311
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at June 30, 2018
and December 31, 2017	561	561
Additional paid-in capital	732	784
Retained earnings	14,131	13,140
Accumulated other comprehensive loss	(4,265)	(4,043)
Non-controlling interests	81	83
	11,240	10,525
Less – treasury shares, at cost, 55,507,129 shares at June 30, 2018
and 51,930,135 shares at December 31, 2017	(3,443)	(3,083)
Total equity	7,797	7,442
	$21,159	$20,429
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2018	2017
Operating cash flows:
Net income before non-controlling interests	$1,232	$1,085
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	159	156
Amortization of intangible assets	88	80
Adjustments and payments related to contingent consideration liability	2	(13)
Provision for deferred income taxes	34	42
(Gain) loss on investments	(28)	(5)
(Gain) loss on disposition of assets	(1)	9
Share-based compensation expense	99	75
Changes in assets and liabilities:
Net receivables	(388)	(318)
Other current assets	4	(18)
Other assets	(10)	(34)
Accounts payable and accrued liabilities	30	52
Accrued compensation and employee benefits	(614)	(579)
Accrued income taxes	18	45
Contributions to pension and other benefit plans in excess of current year expense/credit	(178)	(214)
Other liabilities	(10)	9
Effect of exchange rate changes	(24)	(29)
Net cash provided by operations	413	343
Financing cash flows:
Purchase of treasury shares	(500)	(400)
Net increase in commercial paper	175	100
Proceeds from issuance of debt	592	987
Repayments of debt	(6)	(256)
Shares withheld for taxes on vested units – treasury shares	(62)	(48)
Issuance of common stock from treasury shares	48	94
Payments of deferred and contingent consideration for acquisitions	(85)	(97)
Distributions of non-controlling interests	(11)	(13)
Dividends paid	(383)	(351)
Net cash (used for) provided by financing activities	(232)	16
Investing cash flows:
Capital expenditures	(135)	(144)
Net (purchases) sales of long-term investments	(3)	12
Proceeds from sales of fixed assets	1	4
Dispositions	4	—
Acquisitions	(144)	(412)
Other, net	(2)	2
Net cash used for investing activities	(279)	(538)
Effect of exchange rate changes on cash and cash equivalents	(71)	119
Decrease in cash and cash equivalents	(169)	(60)
Cash and cash equivalents at beginning of period	1,205	1,026
Cash and cash equivalents at end of period	$1,036	$966
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$784	$842
Change in accrued stock compensation costs	(26)	(10)
Issuance of shares under stock compensation plans and employee stock purchase plans	(26)	(69)
Balance, end of period	$732	$763
RETAINED EARNINGS
Balance, beginning of year	$13,140	$12,388
Cumulative effect of adoption of the revenue recognition standard (See Note 17)	364	—
Cumulative effect of adoption of other accounting standards (See Note 17)	—	—
Net income attributable to the Company	1,221	1,070
Dividend equivalents declared – (per share amounts: $1.165 in 2018 and $1.06 in 2017)	(3)	(2)
Dividends declared – (per share amounts: $1.165 in 2018 and $1.06 in 2017)	(591)	(541)
Balance, end of period	$14,131	$12,915
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,043)	$(5,093)
Cumulative effect of adoption of the financial instruments standard (See Note 17)	(14)	—
Other comprehensive income, net of tax	(208)	552
Balance, end of period	$(4,265)	$(4,541)
TREASURY SHARES
Balance, beginning of year	$(3,083)	$(2,506)
Issuance of shares under stock compensation plans and employee stock purchase plans	140	201
Purchase of treasury shares	(500)	(400)
Balance, end of period	$(3,443)	$(2,705)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$83	$80
Net income attributable to non-controlling interests	11	15
Distributions and other changes	(13)	(14)
Balance, end of period	$81	$81
TOTAL EQUITY	$7,797	$7,074
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
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career. As of June 30, 2018, Mercer had assets under delegated management of approximately $240 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three and six month periods ended June 30, 2018 and 2017.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds of approximately $189 million, primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements.
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
The Company holds certain equity investments, that under legacy Generally Accepted Accounting Principles, were previously accounted as available for sale securities, whereby the mark-to-market change was recorded to other comprehensive income in its consolidated balance sheet. As discussed in Note 17, effective January 1, 2018, the Company adopted new accounting guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company recorded a cumulative-effect adjustment that increased retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from accumulated other comprehensive income to retained earnings. Prior periods have not been restated.
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
The Company recorded net investment gains of $28 million for both the three and six month periods ended June 30, 2018 and gains of $5 million for both the three and six month periods ended June 30, 2017. The three months ended June 30, 2018 includes gains of $26 million related to mark-to-market changes in securities with readily determinable market values and gains of $2 million related to investments in private equity funds. The six months ended June 30, 2018 includes gains of $19 million related to mark-to-market changes in securities with readily determinable market values and gains of $9 million related to investments in private equity funds. The prior period gains are related to the Company's investments in private equity funds.
Income Taxes
The Company's effective tax rate in the second quarter of 2018 was 25.6% compared with 28.6% in the second quarter of 2017. The effective tax rates for the first six months of 2018 and 2017 were 24.7% and 25.9%. The rate in the first half of 2018 reflects ongoing impacts of the Tax Cuts and Jobs Act (the "TCJA"), primarily the reduced 21% U.S. statutory rate and certain tax planning benefits, largely offset by higher estimated costs from the new territorial system, greater disallowance of compensation and entertainment deductions and a decrease in excess tax benefits related to share-based compensation. The tax rates in 2017 reflect foreign operations taxed at rates below the 35% U.S. statutory tax rate, including the effect of repatriation. The tax rates in both periods reflect the impact of discrete tax matters, tax legislation and nontaxable adjustments to contingent acquisition consideration.
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
The provisional estimate of transition tax includes state taxes and foreign withholding taxes related to the change in the Company's indefinite reinvestment assertion with respect to its pre-2018 foreign earnings. The Company previously considered most unremitted earnings of its non-U.S. subsidiaries, except amounts repatriated in the year earned, to be permanently reinvested and, accordingly, recorded no deferred U.S. income taxes on such earnings. The Company has initially analyzed its global capital requirements and potential tax liabilities attributable to repatriation. The Company estimates that it will repatriate $3.4 billion that was previously considered indefinitely invested. Included in the $240 million charge in 2017 is a $53 million provisional estimate for withholding and state income taxes.
In addition, reducing the U.S. corporate tax rate from 35% to 21% and the change in deductibility of certain compensation awards to certain executive officers of the Company effective on January 1, 2018, resulted in a net charge of $220 million in the fourth quarter of 2017 to reduce the value of our U.S. deferred tax assets and liabilities. Adjustments during the first half of 2018 to provisional estimates of transition taxes and U.S. deferred tax assets and liabilities increased income tax expense by $3 million. These estimates may be further adjusted during 2018 when the Company has finalized its analysis of all the relevant information.
In December of 2017, the SEC issued Staff Accounting Bulletin 118 ("SAB 118"), establishing a one-year measurement period to complete the accounting for the income tax effects of the TCJA. SAB 118 anticipates three alternative states of completion at the end of the reporting period of accounting for these effects: (1) the tax accounting work has been completed with respect to an item; (2) a provisional amount has been recognized because a reasonable estimate was possible, or (3) a reasonable estimate cannot be provided. The Company believes its analysis of the TCJA to date provides an appropriate basis to record a provisional estimate. Our provisional estimates include the effects of the deemed repatriation tax and the Company's position with respect to permanently reinvested earnings, the impact of the Global Intangible Low Taxed Income ("GILTI") provision and the remeasurement of U.S. deferred tax based on estimated enactment-date deferred tax balances, which may be adjusted in 2018 when the 2017 tax return is filed. TCJA’s transition tax requires detailed calculations of current and accumulated taxable earnings at the level of each foreign subsidiary, computed in functional currency at the greater of two alternative measurement dates and converted into U.S. dollars. In preparing its 2017 U.S. federal return the Company is performing these calculations for approximately seven hundred foreign subsidiaries. In the third quarter management expects to update its estimate of the transition tax, its global permanent investment strategy, and the impact on U.S. deferred tax assets from the change in tax rate. However, given the significant complexity of the

TCJA and still-anticipated guidance from the U.S. Treasury about its implementation, these estimates may be further adjusted during the fourth quarter.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from $71 million at December 31, 2017 to $72 million at June 30, 2018 due to current accruals partially offset by settlements of audits and expirations of statutes of limitation. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $8 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
As discussed in more detail below, the adoption of this new revenue standard will shift income among quarters from historical patterns, but is not expected to have a significant year-over-year impact on annual revenue.
Risk and Insurance Services
Risk and Insurance Services revenue reflects compensation for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend upon a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. For the majority of the insurance and reinsurance brokerage arrangements, advice and services provided which culminate in the placement of an effective policy are considered a single performance obligation. Arrangements with clients may include the placement of a single policy, multiple policies or a combination of policy placements and other services. Consideration related to such "bundled arrangements" is allocated to the individual performance obligations based on their relative fair value. Revenue for policy placement is generally recognized on the policy effective date, at which point control over the services provided by the Company has transferred to the client and the client has accepted the services. The contractual terms for certain fee based brokerage arrangements meet the criteria for revenue recognition over time. For such arrangements, revenue is recognized using output measures, which correspond to the progress toward completing the performance obligation. Fees for non-risk transfer services provided to clients are recognized over time in the period the services are provided, using a proportional performance model, primarily based on input measures. These measures of progress provide a faithful depiction of the progress towards completion of the performance obligation.
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
In addition to commissions and fees from its clients, the Company also receives other compensation from insurance companies. This other insurer compensation includes, among other things, payments for consulting and analytics services provided to insurers, fees for administrative and other services provided to or on behalf of insurers (including services relating to the administration and management of quota shares, panels and other facilities in which insurers participate). The Company is also eligible for certain contingent commissions from insurers based on the attainment of specified metrics (i.e., volume and loss ratio measures) relating to Marsh's placements, particularly in Marsh & McLennan Agency ("MMA") and in parts of Marsh's international operations. Revenue for contingent commissions from insurers is estimated based on historical evidence of the achievement of the respective contingent metrics and recorded as the underlying policies that contribute to the achievement of the metric are placed. Due to the uncertainty of the amount of contingent consideration that will be received, the estimated revenue is constrained to an amount that is probable to not have a significant negative adjustment. Contingent consideration is generally received in the first quarter of the subsequent year.
A significant majority of the Company's Risk and Insurance Services revenue is for performance obligations recognized at a point in time. Marsh and Guy Carpenter also receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others.
Insurance brokerage commissions are generally invoiced on the policy effective date. Fee based arrangements generally include a percentage of the total fee due upon signing the arrangement, with additional fixed installments payable over the remainder of the year. Payment terms range from receipt of invoice up to 30 days from invoice date.
Reinsurance brokerage is recognized on the effective date of the treaty. Payment terms depend on the type of reinsurance. For XOL treaties, brokerage is typically collected in four installments during an annual treaty period based on a contractually specified minimum or deposit premium. For proportional or quota share treaties, brokerage is billed as underlying insured risks attach to the reinsurance treaty, generally over 12 to 18 months.
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

The following schedule disaggregates various components of the Company's revenue:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Marsh:
EMEA	$526	$1,169
Asia Pacific	183	347
Latin America	99	183
Total International	808	1,699
U.S./Canada	941	1,744
Total Marsh	1,749	3,443
Guy Carpenter	332	969
Subtotal	2,081	4,412
Fiduciary interest income	15	28
Total Risk and Insurance Services	$2,096	$4,440

Mercer:
Defined Benefit Consulting & Administration	$320	$659
Investment Management & Related Services	232	458
Total Wealth	552	1,117
Health	429	871
Career	177	341
Total Mercer	1,158	2,329
Oliver Wyman	492	989
Total Consulting	$1,650	$3,318
The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	January 1, 2018	June 30, 2018
Contract Assets	$128	$178
Contract Liabilities	$583	$647
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2018 to June 30, 2018 is primarily due to $215 million of additions during the period partly offset by $166 million transferred to accounts receivables, as the rights to bill and collect became unconditional. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. Revenue recognized in the first six months of 2018 that was included in the contract liability balance at the beginning of the year was $334 million. The amount of revenue recognized in the first six months of 2018 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share and excess of loss business and consulting contracts previously considered constrained was $36 million.

The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $48 million for Marsh, $450 million for Mercer and $2 million for Oliver Wyman. The Company expects revenue in 2019, 2020, 2021, 2022 and 2023 and beyond of $239 million, $129 million, $74 million, $41 million and $17 million, respectively, related to these performance obligations.

Costs to Obtain and Fulfill a Contract
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized.
The Company capitalized the incremental costs to obtain contracts primarily related to commissions or sales bonus payments. These deferred costs are amortized over the expected life of the underlying customer relationships.
In Risk and Insurance Services, the Company capitalizes certain pre-placement costs that are considered fulfillment costs that meet the following criteria: these costs 1) relate directly to a contract, 2) enhance resources used to satisfy the Company’s performance obligation and 3) are expected to be recovered through revenue generated by the contract. These costs are amortized at a point in time when the associated revenue is recognized.
In Consulting, the Company incurs implementation costs necessary to facilitate the delivery of the contracted services. These costs are capitalized and amortized over the initial contract term plus expected renewal periods.
At June 30, 2018, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $39 million, $196 million and $154 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheet. The Company recorded amortization expense of $261 million and $557 million for the three and six month periods ended June 30, 2018, respectively, related to these capitalized costs.
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
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $15 million and $28 million for the three and six months ended June 30, 2018, respectively, and $9 million and $17 million for the three and six month periods ended June 30, 2017, respectively. The Consulting segment recorded fiduciary interest income of $1 million and $2 million for the three and six months ended June 30, 2018, respectively, and less than $1 million and $1 million for the three and six months ended June 30, 2017, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $8.3 billion at June 30, 2018 and $6.8 billion at December 31, 2017. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Net income before non-controlling interests	$536	$507	$1,232	$1,085
Less: Net income attributable to non-controlling interests	5	6	11	15
Net income attributable to the Company	$531	$501	$1,221	$1,070
Basic weighted average common shares outstanding	507	514	507	514
Dilutive effect of potentially issuable common shares	5	6	6	7
Diluted weighted average common shares outstanding	512	520	513	521
Average stock price used to calculate common stock equivalents	$81.64	$75.41	$82.24	$73.36
There were 10.5 million and 12.4 million stock options outstanding as of June 30, 2018 and 2017, respectively.
6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2018 and 2017.

(In millions)	2018	2017
Assets acquired, excluding cash	$204	$576
Liabilities assumed	(28)	(74)
Contingent/deferred purchase consideration	(32)	(90)
Net cash outflow for current year acquisitions	$144	$412

(In millions)	2018	2017
Interest paid	$107	$92
Income taxes paid, net of refunds	$349	$297
The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $85 million for the six months ended June 30, 2018. This consisted of deferred purchase consideration related to prior years' acquisitions of $53 million and contingent consideration of $32 million. For the six months ended June 30, 2017, the Company paid deferred and contingent consideration of $97 million, consisting of deferred purchase consideration related to prior years' acquisitions of $37 million and contingent consideration of $60 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the six months ended June 30, 2018, the Company recorded an expense for adjustments to contingent consideration liabilities of $11 million and made contingent consideration payments of $9 million. For the six months ended June 30, 2017, the Company recorded a net credit for adjustments to contingent consideration liabilities of $8 million and made contingent consideration payments of $5 million.

The Company had non-cash issuances of common stock under its share-based payment plan of $128 million and $87 million for the six months ended June 30, 2018 and 2017, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $99 million and $75 million for the six-month periods ended June 30, 2018 and 2017, respectively.
7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and six-month period ended June 30, 2018 and 2017, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2018	$—	$(2,963)	$(942)	$(3,905)
Other comprehensive income (loss) before reclassifications	—	129	(516)	(387)
Amounts reclassified from accumulated other comprehensive income	—	27	—	27
Net current period other comprehensive income (loss)	—	156	(516)	(360)
Balance as of June 30, 2018	$—	$(2,807)	$(1,458)	$(4,265)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2017	$16	$(3,208)	$(1,645)	$(4,837)
Other comprehensive income (loss) before reclassifications	14	(40)	289	263
Amounts reclassified from accumulated other comprehensive income	—	33	—	33
Net current period other comprehensive income (loss)	14	(7)	289	296
Balance as of June 30, 2017	$30	$(3,215)	$(1,356)	$(4,541)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2017	$14	$(2,892)	$(1,165)	$(4,043)
Cumulative effect of amended accounting standard	(14)	—	—	(14)
Other comprehensive income (loss) before reclassifications	—	29	(293)	(264)
Amounts reclassified from accumulated other comprehensive income	—	56	—	56
Net current period other comprehensive income (loss)	—	85	(293)	(208)
Balance as of June 30, 2018	$—	$(2,807)	$(1,458)	$(4,265)

(In millions)	Unrealized Investment Gains	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2016	$19	$(3,232)	$(1,880)	$(5,093)
Other comprehensive income (loss) before reclassifications	11	(46)	524	489
Amounts reclassified from accumulated other comprehensive income	—	63	—	63
Net current period other comprehensive income (loss)	11	17	524	552
Balance as of June 30, 2017	$30	$(3,215)	$(1,356)	$(4,541)
The components of other comprehensive income (loss) for the three and six-month period ended June 30, 2018 and 2017 are as follows:

Three Months Ended June 30,	2018			2017
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(529)	$(13)	$(516)	$290	$1	$289
Unrealized investment gains	—	—	—	24	10	14
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	—	—	—
Net actuarial losses (a)	37	9	28	42	9	33
Subtotal	36	9	27	42	9	33
Effect of remeasurement	—	—	—	—	1	(1)
Foreign currency translation adjustments	156	27	129	(47)	(8)	(39)
Pension/post-retirement plans gains (losses)	192	36	156	(5)	2	(7)
Other comprehensive (loss) income	$(337)	$23	$(360)	$309	$13	$296
(a) Components of net periodic pension cost are included in compensation and benefits in the consolidated statements of income. Income tax credits on prior service costs and net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2018			2017
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(301)	$(8)	$(293)	$525	$1	$524
Unrealized investment gains	—	—	—	19	8	11
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service credits (a)	(2)	—	(2)	—	—	—
Net actuarial losses (a)	74	16	58	82	19	63
Subtotal	72	16	56	82	19	63
Effect of remeasurement	—	—	—	9	3	6
Effect of curtailment	—	—	—	(1)	—	(1)
Effect of settlement	—	—	—	1	—	1
Foreign currency translation adjustments	36	7	29	(62)	(11)	(51)
Other	—	—	—	(1)	—	(1)
Pension/post-retirement plans gains	108	23	85	28	11	17
Other comprehensive (loss) income	$(193)	$15	$(208)	$572	$20	$552
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Tax on prior service costs and net actuarial losses is included in income tax expense.

8.     Acquisitions
The Company's strategy includes growing its businesses and building shareholder value through strategic acquisitions. The Company’s acquisitions have been accounted for as business combinations. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective purchase closing dates. In connection with acquisitions, the Company records the estimated values of the net tangible assets and the identifiable intangible assets purchased, which typically consist of customer lists, developed technology, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. Refinement and completion of final valuation of net assets acquired could affect the carrying value of tangible assets, goodwill and identifiable intangible assets.
The Risk and Insurance Services segment completed seven acquisitions during the first six months of 2018.

•	February – MMA acquired Highsmith Insurance Agency, a North Carolina-based independent insurance brokerage firm.

•	March – Marsh acquired Hoken Soken, Inc., a Japan-based insurance agency.

•
May – Marsh acquired Mountlodge Limited, a Scotland-based independent insurance broker and Lorant Martínez Salas y Compañía Agente de Seguros y de Fianzas, S.A. de C.V., a Mexico-based multi-line insurance broker.

•
June – MMA acquired Bleakley Insurance Services, a California-based provider of employee benefits solutions; Klein Agency, Inc., a Minnesota-based surety and property/casualty agency; and Insurance Associates, Inc., a Maryland-based independent insurance agency.

The Consulting segment completed five acquisitions during the first six months of 2018.

•	January – Oliver Wyman acquired Draw Ltd., a U.K.-based digital transformation agency.

•	March – Oliver Wyman acquired 8Works Limited, a U.K.-based design thinking consultancy.

•	May – Mercer acquired EverBe SAS, a France-based Workday implementer and advisory firm; and Evolve Intelligence Pty Ltd., an Australia-based talent strategy firm.

•	June – Mercer acquired India Life Capital Private Ltd., an India-based investment advisor.
Total purchase consideration for acquisitions made during the six months ended June 30, 2018 was $192 million, which consisted of cash paid of $160 million and deferred purchase and estimated contingent consideration of $32 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $53 million of deferred purchase consideration and $41 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2018 based on their fair values:

For the Six Months Ended June 30, 2018
(In millions)
Cash	$160
Estimated fair value of deferred/contingent consideration	32
Total Consideration	$192
Allocation of purchase price:
Cash and cash equivalents	$16
Accounts receivable, net	12
Property, plant, and equipment	3
Other intangible assets	73
Goodwill	116
Total assets acquired	220
Current liabilities	10
Other liabilities	18
Total liabilities assumed	28
Net assets acquired	$192
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period post acquisition date. The following chart provides information about other intangible assets acquired during 2018:

	Amount	Weighted Average Amortization Period
Client relationships	$72	9 years
Other	1	4 years
	$73
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

Total purchase consideration for acquisitions made during the first six months of 2017 was $510 million, which consisted of cash paid of $420 million and deferred purchase and estimated contingent consideration of $90 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first six months of 2017, the Company also paid $37 million of deferred purchase consideration and $65 million of contingent consideration related to acquisitions made in prior years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2018	2017	2018	2017
Revenue	$3,748	$3,539	$7,770	$7,098
Net income attributable to the Company	$532	$503	$1,225	$1,072
Basic net income per share attributable to the Company	$1.05	$0.98	$2.41	$2.08
Diluted net income per share attributable to the Company	$1.04	$0.97	$2.39	$2.06
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and six month periods ended June 30, 2018 include approximately $11 million and $14 million of revenue, respectively, and an operating loss of $1 million and $2 million, respectively, for acquisitions made in 2018. The consolidated statements of income for the three and six month periods ended June 30, 2017 included $34 million and $63 million of revenue, respectively, and operating income of $5 million and $15 million, respectively, related to acquisitions made in 2017.
Subsequent Events
On June 25th, the Company announced an agreement to acquire Wortham Insurance, a Houston based independent insurance broker with more than $130 million of revenue and 530 colleagues. The transaction is expected to close in the third quarter of 2018.
In July, 2018, the Company entered into a agreement to sell Marsh ClearSight, a cloud based technology platform. The disposal of Marsh ClearSight is not expected to have a significant impact on the Company’s ongoing revenue or results of operations.
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

Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions)	2018	2017
Balance as of January 1,	$9,089	$8,369
Goodwill acquired	116	370
Other adjustments(a)	(28)	82
Balance at June 30,	$9,177	$8,821
(a) Primarily reflects the impact of foreign exchange.
Goodwill allocable to the Company’s reportable segments at June 30, 2018 is as follows: Risk and Insurance Services, $6.5 billion and Consulting, $2.7 billion.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
The gross cost and accumulated amortization at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018			December 31, 2017
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,711	$580	$1,131	$1,672	$518	$1,154
Other (a)	237	134	103	234	114	120
Amortized intangibles	$1,948	$714	$1,234	$1,906	$632	$1,274
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the six months ended June 30, 2018 and 2017 was $88 million and $80 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2018 (excludes amortization through June 30, 2018)	$94
2019	173
2020	154
2021	143
2022	132
Subsequent years	538
$1,234
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/18	12/31/17	06/30/18	12/31/17	06/30/18	12/31/17	06/30/18	12/31/17
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$99	$81	$—	$—	$—	$—	$99	$81
Mutual funds(a)	144	158	—	—	—	—	144	158
Money market funds(b)	33	143	—	—	—	—	33	143
Total assets measured at fair value	$276	$382	$—	$—	$—	$—	$276	$382
Fiduciary Assets:
Money market funds	$129	$111	$—	$—	$—	$—	$129	$111
Total fiduciary assets measured at fair value	$129	$111	$—	$—	$—	$—	$129	$111
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$185	$189	$185	$189
Total liabilities measured at fair value	$—	$—	$—	$—	$185	$189	$185	$189
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

During the six-month period ended June 30, 2018, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six month periods ending June 30, 2018 and 2017 that represent contingent consideration related to acquisitions:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Balance at beginning of period,	$161	$247	$189	$241
Additions	20	—	26	34
Payments	(1)	(53)	(41)	(65)
Revaluation Impact	6	8	11	(8)
Other (a)	(1)	1	—	1
Balance at June 30,	$185	$203	$185	$203
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and EBITDA for the acquired entities in relation to the established targets and is reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $11 million in the six-month period ended June 30, 2018. A 5% increase in the above mentioned projections would increase the liability by approximately $22 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $23 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $391 million and $405 million at June 30, 2018 and December 31, 2017, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of June 30, 2018, the carrying value of the Company’s investment in Alexander Forbes was approximately $246 million. As of June 30, 2018, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the June 30, 2018 closing share price of 5.77 South African Rand per share, was approximately $188 million. The Company considered several factors in assessing its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. During the first six months of 2018, the Alexander Forbes average opening and closing stock price was approximately 6.66 Rand (approximately 89% of the original purchase price) and ranged from a low of 5.00 Rand (in mid June) to a high of 7.34 Rand (in late March) (approximately 67% to 98% of the purchase price) and traded within 10% of its purchase price as recently as early-June. The trading price declined further during July, 2018. Based on its assessment of the factors discussed above, in particular the relatively short period during which the shares traded significantly below their purchase price, and the Company’s intention to continue to hold the shares for a period of time sufficient to allow for recovery, the Company determined the investment was not impaired. However, if the share price does not recover in future periods, an impairment charge for an "other than temporary" decline in value of its investment could be incurred.
The Company has other investments in private insurance and consulting companies with a carrying value of $63 million at both June 30, 2018 and December 31, 2017.
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
Private Equity Investments
The Company's investments in private equity funds were $82 million and $76 million at June 30, 2018 and December 31, 2017, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets.
Other Investments
At June 30, 2018 the Company held certain equity investments with readily determinable market values of $113 million. During the first six months of 2018, the Company recorded an investment gain of $19 million, which reflects the increase in the market value of these investments as compared to December 31, 2017. The Company also holds investments without readily determinable market values of $64 million at June 30, 2018.
11.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at June 30, 2018 the actual allocation for the Company's U.S. Plan was 63% equities and equity alternatives and 37% fixed income. The target allocation for the U.K. Plans at June 30, 2018 was 34% equities and equity alternatives and 66% fixed income. At June 30, 2018, the actual allocation for the U.K. Plans was 35% equities and equity alternatives and 65% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2017. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2018	2017	2018	2017
Service cost	$7	$19	$—	$—
Interest cost	117	124	1	1
Expected return on plan assets	(218)	(230)	—	—
Amortization of prior service cost	(1)	(1)	(1)	—
Recognized actuarial loss	37	43	—	—
Net periodic benefit (credit) cost	$(58)	$(45)	$—	$1

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Service cost	$17	$37	$—	$—
Interest cost	235	246	2	2
Expected return on plan assets	(439)	(454)	—	—
Amortization of prior service (credit) cost	(1)	(1)	(2)	1
Recognized actuarial loss	74	83	—	—
Net periodic benefit (credit) cost	$(114)	$(89)	$—	$3
Curtailment gain	—	(1)	—	—
Settlement loss	—	1	—	—
Total (credit) cost	$(114)	$(89)	$—	$3

As discussed in Note 17, effective January 1, 2018, the Company adopted the new guidance that changes the presentation of net periodic pension cost and net periodic postretirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs. Accordingly, the Company has reclassified prior period information in the following chart to conform with the current year's presentation:

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2018	2017	2018	2017
Compensation and benefits expense (Operating income)	$7	$19	$—	$—
Other net benefit credits	(65)	(64)	—	1
Total (credit) cost	$(58)	$(45)	$—	$1

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Compensation and benefits expense (Operating income)	$17	$37	$—	$—
Other net benefit credits	(131)	(126)	—	3
Total (credit) cost	$(114)	$(89)	$—	$3

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	59	66	1	1
Expected return on plan assets	(90)	(90)	—	—
Amortization of prior service (credit) cost	—	—	(1)	1
Recognized actuarial loss (gain)	14	10	—	(1)
Net periodic benefit (credit) cost	$(17)	$(14)	$—	$1

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	118	132	1	1
Expected return on plan assets	(179)	(179)	—	—
Amortization of prior service (credit) cost	—	—	(1)	2
Recognized actuarial loss (gain)	27	19	—	(1)
Net periodic benefit (credit) cost	$(34)	$(28)	$—	$2

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2018	2017	2018	2017
Service cost	$7	$19	$—	$—
Interest cost	58	58	—	—
Expected return on plan assets	(128)	(140)	—	—
Amortization of prior service cost	(1)	(1)	—	(1)
Recognized actuarial loss	23	33	—	1
Net periodic benefit (credit) cost	$(41)	$(31)	$—	$—

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Service cost	$17	$37	$—	$—
Interest cost	117	114	1	1
Expected return on plan assets	(260)	(275)	—	—
Amortization of prior service credit	(1)	(1)	(1)	(1)
Recognized actuarial loss	47	64	—	1
Net periodic benefit (credit) cost	$(80)	$(61)	$—	$1
Curtailment gain	—	(1)	—	—
Settlement loss	—	1	—	—
Total (credit) cost	$(80)	$(61)	$—	$1
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

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits

June 30,	2018	2017	2018	2017
Weighted average assumptions:
Expected return on plan assets	5.83%	6.64%	—	—
Discount Rate	3.07%	3.40%	3.21%	3.64%
Rate of compensation increase	1.73%	1.77%	—	—
The Company made approximately $55 million of contributions to its U.S. and non-U.S. defined benefit plans in the first six months of 2018. The Company expects to contribute approximately $54 million to its U.S. pension and non-U.S. pension plans during the remainder of 2018.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $67 million and $65 million for the six months ended June 30, 2018 and 2017, respectively. The cost of the U.K. DC Plans was $42 million and $38 million for the six months ended June 30, 2018 and 2017, respectively.
12.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2018	December 31, 2017
Short-term:
Commercial paper	$175	$—
Current portion of long-term debt	264	262
	439	262
Long-term:
Senior notes – 2.55% due 2018	250	250
Senior notes – 2.35% due 2019	299	299
Senior notes – 2.35% due 2020	499	498
Senior notes – 4.80% due 2021	498	498
Senior notes – 2.75% due 2022	497	496
Senior notes – 3.30% due 2023	348	348
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	597	596
Senior notes – 3.50% due 2025	496	496
Senior notes – 3.75% due 2026	596	596
Senior notes – 5.875% due 2033	297	297
Senior notes – 4.35% due 2047	492	492
Senior notes – 4.20% due 2048	592	—
Mortgage – 5.70% due 2035	364	370
Other	4	3
	6,077	5,487
Less current portion	264	262
	$5,813	$5,225
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.

The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $175 million of commercial paper outstanding at June 30, 2018 at an effective interest rate of 2.25%.
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
The Company and certain of its foreign subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2018.
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

	June 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$439	$440	$262	$264
Long-term debt	$5,813	$5,826	$5,225	$5,444
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
13.    Restructuring Costs
During the second quarter of 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. During the quarter ended June 30, 2018, the Company incurred restructuring severance and consulting costs of $55 million related to this initiative.
In addition to the changes discussed above, the Company incurred $9 million of restructuring costs related to severance and future rent under non-cancelable leases. These costs were incurred in Risk and Insurance Services ($3 million), Consulting ($1 million) and Corporate ($5 million).
Details of the restructuring activity from January 1, 2017 through June 30, 2018, which includes liabilities from actions prior to 2018, are as follows:

(In millions)	Liability at 1/1/17	Amounts Accrued	Cash Paid	Other	Liability at 12/31/17	Amounts Accrued	Cash Paid	Other	Liability at 6/30/18
Severance	$32	$31	$(49)	$1	$15	$51	$(22)	$(1)	$43
Future rent under non-cancelable leases and other costs	61	9	(22)	2	50	13	(19)	—	44
Total	$93	$40	$(71)	$3	$65	$64	$(41)	$(1)	$87

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
14.    Common Stock
During the first six months of 2018, the Company repurchased approximately 6.1 million shares of its common stock for consideration of $500 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of June 30, 2018, the Company remained authorized to repurchase up to approximately $1 billion in shares of its common stock. There is no time limit on the authorization. During the first six months of 2017, the Company repurchased approximately 5.4 million shares of its common stock for consideration of $400 million.
The Company issued approximately 2.5 million and 3.7 million shares related to stock compensation and employee stock purchase plans during the first six months of 2018 and 2017, respectively.
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
In October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including Marsh, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area ("EEA"), as well as possible coordination between competitors." In light of the action taken by the European Commission, the FCA informed Marsh Limited at the same time that it has discontinued its investigation under U.K. competition law. In May 2018, the FCA advised that it would not be taking any further action with Marsh Limited in connection with this matter.
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
We are cooperating with these investigations and are conducting our own reviews. At this time, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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
Consulting Segment
In June 2017, the FCA issued a final report in connection with a market study of the U.K. asset management industry, which includes asset managers and investment consultants, including Mercer. Following the report, in September 2017, the FCA announced its decision to refer the investment consultancy and fiduciary management markets to the U.K. Competition & Markets Authority (the "CMA") for a market investigation. In July 2018, the CMA published its Provisional Decision recommending industry-wide changes involving (i) implementation of mandatory tendering, (ii) enhanced fee disclosures and (iii) common standards for reporting performance. The CMA expects to conclude its investigation of the investment consultancy and fiduciary management markets not later than March 2019.
In the ordinary course of business, the Company is also subject to other investigations, market studies, subpoenas, lawsuits and other regulatory actions undertaken by governmental authorities.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2018, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s operating segments for the three and six-month periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2018–
Risk and Insurance Services	$2,096	(a)	$472	$4,440	(c)	$1,188
Consulting	1,650	(b)	267	3,318	(d)	514
Total Operating Segments	3,746		739	7,758		1,702
Corporate / Eliminations	(12)		(48)	(24)		(103)
Total Consolidated	$3,734		$691	$7,734		$1,599
2017–
Risk and Insurance Services	$1,916	(a)	$482	$3,905	(c)	$1,050
Consulting	1,592	(b)	265	3,118	(d)	490
Total Operating Segments	3,508		747	7,023		1,540
Corporate / Eliminations	(13)		(46)	(25)		(90)
Total Consolidated	$3,495		$701	$6,998		$1,450
(a) Includes inter-segment revenue of $4 million in 2017, interest income on fiduciary funds of $15 million and $9 million in 2018 and 2017, respectively, and equity method income of $7 million in both 2018 and 2017.
(b) Includes inter-segment revenue of $12 million and $9 million in 2018 and 2017, respectively, interest income on fiduciary funds of $1 million and less than $1 million in 2018 and 2017, respectively, and equity method income of $5 million in both 2018 and in 2017.
(c) Includes inter-segment revenue of $1 million and $4 million in 2018 and 2017, respectively, interest income on fiduciary funds of $28 million and $17 million in 2018 and 2017, respectively, and equity method income of $6 million and $9 million in 2018 and 2017, respectively.
(d) Includes inter-segment revenue of $23 million and $21 million in 2018 and 2017, respectively, interest income on fiduciary funds of $2 million and $1 million in 2018 and 2017, respectively, and equity method income of $8 million in 2018 and $9 million in 2017, respectively.

Details of operating segment revenue for the three and six-month periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Risk and Insurance Services
Marsh	$1,760	$1,621	$3,463	$3,223
Guy Carpenter	336	295	977	682
Total Risk and Insurance Services	2,096	1,916	4,440	3,905
Consulting
Mercer	1,158	1,109	2,329	2,186
Oliver Wyman Group	492	483	989	932
Total Consulting	1,650	1,592	3,318	3,118
Total Operating Segments	3,746	3,508	7,758	7,023
Corporate / Eliminations	(12)	(13)	(24)	(25)
Total	$3,734	$3,495	$7,734	$6,998
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
The cumulative effect of adopting the standard, net of tax, on January 1, 2018 resulted in an increase to the opening balance of retained earnings of $364 million, with offsetting increases/decreases to other balance sheet accounts, e.g. accounts receivable, other assets and deferred income taxes. The comparative prior period information was not restated and will continue to be reported under the legacy accounting standards that were in effect for those periods.
The impact of adoption of the new revenue standard on the Company's consolidated income statement was as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	As Reported	Revenue Standard Impact	Legacy GAAP	As Reported	Revenue Standard Impact	Legacy GAAP
Revenue	$3,734	$(24)	$3,710	$7,734	$(185)	$7,549
Expense:
Compensation and Benefits	2,135	(10)	2,125	4,359	(70)	4,289
Other Operating Expenses	908	—	908	1,776	—	1,776
Operating Expenses	3,043	(10)	3,033	6,135	(70)	6,065
Operating Income	691	(14)	677	1,599	(115)	1,484
Other Net Benefit Credits	65	—	65	131	—	131
Interest Income	3	—	3	6	—	6
Interest Expense	(68)	—	(68)	(129)	—	(129)
Investment Income	28	—	28	28	—	28
Income Before Income Taxes	719	(14)	705	1,635	(115)	1,520
Income Tax Expense	183	(4)	179	403	(30)	373
Net Income Before Non-Controlling Interests	536	(10)	526	1,232	(85)	1,147
Less: Net Income Attributable to Non-Controlling Interests	5	—	5	11	—	11
Net Income Attributable to the Company	$531	$(10)	$521	$1,221	$(85)	$1,136

The impact of adoption of the new revenue standard on the Company's consolidated balance sheet was as follows (in millions):

	June 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
ASSETS
Current assets:
Cash and cash equivalents	$1,036	$—	$1,036
Net receivables	4,601	(254)	4,347
Other current assets	538	(298)	240
Total current assets	6,175	(552)	5,623
Goodwill and intangible assets	10,411	—	10,411
Fixed assets, net	698	—	698
Pension related assets	1,808	—	1,808
Deferred tax assets	532	133	665
Other assets	1,535	(230)	1,305
TOTAL ASSETS	$21,159	$(649)	$20,510

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$439	$—	$439
Accounts payable and accrued liabilities	2,246	(177)	2,069
Accrued compensation and employee benefits	1,103	—	1,103
Accrued income taxes	216	—	216
Dividends payable	212	—	212
Total current liabilities	4,216	(177)	4,039
Fiduciary liabilities	5,118	—	5,118
Less - cash and investments held in a fiduciary capacity	(5,118)	—	(5,118)
	—	—	—
Long-term debt	5,813	—	5,813
Pension, post-retirement and post-employment benefits	1,768	—	1,768
Liabilities for errors and omissions	303	—	303
Other liabilities	1,262	(23)	1,239
Total equity	7,797	(449)	7,348
TOTAL LIABILITIES AND EQUITY	$21,159	$(649)	$20,510

The impact of adoption of the new revenue standard on the Company's consolidated statement of cash flow was as follows (in millions):

	Six Months Ended June 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Operating cash flows:
Net income before non-controlling interests	$1,232	$(85)	$1,147
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	159	—	159
Amortization of intangible assets	88	—	88
Adjustments and payments related to contingent consideration liability	2	—	2
Provision for deferred income taxes	34	—	34
Gain on investments	(28)	—	(28)
Gain on disposition of assets	(1)	—	(1)
Share-based compensation expense	99	—	99
Changes in assets and liabilities:
Net receivables	(388)	186	(202)
Other current assets	4	(20)	(16)
Other assets	(10)	(26)	(36)
Accounts payable and accrued liabilities	30	(55)	(25)
Accrued compensation and employee benefits	(614)	—	(614)
Accrued income taxes	18	—	18
Contributions to pension excess of expense/credit	(178)	—	(178)
Other liabilities	(10)	—	(10)
Effect of exchange rate changes	(24)	—	(24)
Net cash provided by operations	$413	$—	$413
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
In October 2016, the FASB also issued new guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the new guidance effective January 1, 2018, recording a cumulative-effect adjustment decrease to retained earnings of approximately $14 million as of the beginning of the period of adoption.
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
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2018	2017	2018	2017
Revenue	$3,734	$3,495	$7,734	$6,998
Expense:
Compensation and Benefits	2,135	1,998	4,359	4,003
Other Operating Expenses	908	796	1,776	1,545
Operating Expenses	3,043	2,794	6,135	5,548
Operating Income	691	701	1,599	1,450
Income from Continuing Operations	536	507	1,232	1,085
Net Income Attributable to the Company	$531	$501	$1,221	$1,070
Net Income Per Share Attributable to the Company:
Basic	$1.05	$0.98	$2.41	$2.08
Diluted	$1.04	$0.96	$2.38	$2.05
Average Number of Shares Outstanding:
Basic	507	514	507	514
Diluted	512	520	513	521
Shares outstanding at June 30,	505	513	505	513
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
The Company's consolidated operating income of $691 million in the second quarter of 2018 decreased 1% compared to the prior year period. This reflects increases of 2% related to the impact of applying the new revenue recognition standard, 1% related to the impact of foreign currency translation and 1% from the impact of acquisitions. These increases are more than offset by a decrease in underlying operating earnings of 5%, resulting from an increase in restructuring and related costs discussed in more detail below under "Risk and Insurance Services".
Diluted net income per share attributable to the Company increased 8% when compared to prior year period, reflecting the items discussed above, the impact of a lower effective tax rate in 2018 compared to 2017 due to U.S. tax reform, higher investment income, due to the change in accounting, as well as a 2% decrease in the average number of diluted shares outstanding. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters.
The Company's consolidated operating income of $1.6 billion in the first six months of 2018 increased 10% compared to the prior year period. This reflects increases of 8% related to the impact of applying the new revenue recognition standard, 2% related to the impact of foreign currency translation and 1% from the impact of acquisitions. These increases are partly offset by a decrease in underlying operating earnings of 1%, resulting from an increase in restructuring and related costs, discussed in more detail below under "Risk and Insurance Services".
Diluted net income per share attributable to the Company increased 16% when compared to prior year period, reflecting the items discussed above, the impact of a lower effective tax rate in 2018 compared to 2017 due to U.S. tax reform, higher investment income as well as a 2% decrease in the average number of diluted shares outstanding. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters.
See Note 17 to the consolidated financial statements for the reconciliation of the impact of applying new revenue guidance on the consolidated statement of income for the quarter ended June 30, 2018.

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

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Risk and Insurance Services
Marsh	$1,749	$1,614	8%	2%	1%	—	5%
Guy Carpenter	332	293	13%	1%	—	7%	5%
Subtotal	2,081	1,907	9%	2%	1%	1%	5%
Fiduciary Interest Income	15	9
Total Risk and Insurance Services	2,096	1,916	9%	2%	1%	1%	5%
Consulting
Mercer	1,158	1,109	5%	2%	1%	—	2%
Oliver Wyman Group	492	483	2%	3%	—	—	(2)%
Total Consulting	1,650	1,592	4%	2%	1%	—	1%
Corporate / Eliminations	(12)	(13)
Total Revenue	$3,734	$3,495	7%	2%	1%	1%	3%

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Marsh:
EMEA	$526	$497	6%	5%	—	—	1%
Asia Pacific	183	168	9%	2%	—	—	6%
Latin America	99	99	—	(5)%	3%	—	3%
Total International	808	764	6%	3%	1%	—	2%
U.S. / Canada	941	850	11%	—	2%	1%	8%
Total Marsh	$1,749	$1,614	8%	2%	1%	—	5%
Mercer:
Defined Benefit Consulting & Administration	$320	$340	(6)%	3%	(3)%	—	(6)%
Investment Management & Related Services	232	192	20%	2%	6%	—	12%
Total Wealth	552	532	4%	3%	—	—	1%
Health	429	423	2%	1%	—	(1)%	1%
Career	177	154	15%	2%	6%	—	7%
Total Mercer	$1,158	$1,109	5%	2%	1%	—	2%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, changes in estimate methodology and the impact of the new revenue standard.

*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Risk and Insurance Services
Marsh	$3,443	$3,210	7%	3%	2%	(1)%	3%
Guy Carpenter	969	678	43%	2%	—	35%	6%
Subtotal	4,412	3,888	13%	3%	2%	5%	4%
Fiduciary Interest Income	28	17
Total Risk and Insurance Services	4,440	3,905	14%	3%	2%	5%	4%
Consulting
Mercer	2,329	2,186	7%	3%	1%	—	3%
Oliver Wyman Group	989	932	6%	4%	—	—	2%
Total Consulting	3,318	3,118	6%	3%	1%	—	3%
Corporate / Eliminations	(24)	(25)
Total Revenue	$7,734	$6,998	11%	3%	1%	3%	4%

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Marsh:
EMEA	$1,169	$1,086	8%	8%	—	—	(1)%
Asia Pacific	347	320	8%	3%	—	—	5%
Latin America	183	179	2%	(4)%	2%	—	4%
Total International	1,699	1,585	7%	6%	—	—	1%
U.S. / Canada	1,744	1,625	7%	—	4%	(2)%	6%
Total Marsh	$3,443	$3,210	7%	3%	2%	(1)%	3%
Mercer:
Defined Benefit Consulting & Administration	$659	$674	(2)%	5%	(2)%	—	(5)%
Investment Management & Related Services	458	378	21%	4%	4%	—	14%
Total Wealth	1,117	1,052	6%	4%	—	—	2%
Health	871	838	4%	2%	(1)%	(1)%	4%
Career	341	296	15%	3%	6%	—	6%
Total Mercer	$2,329	$2,186	7%	3%	1%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, changes in estimate methodology and the impact of the new revenue standard.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the second quarter of 2018 was $3.7 billion, an increase of 7%, or 3% on an underlying basis, with increases of 1% related to applying the new revenue recognition standard, 1% from the impact of acquisitions and 2% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the second quarter of 2018 was $2.1 billion, an increase of 9% from the same quarter of the prior year and 5% on an underlying basis. The revenue increase also reflects increases of 1% from applying the new revenue recognition standard, 2% from the impact of foreign currency translation and 1% from acquisitions. Consulting revenue of $1.7 billion in the second quarter of 2018 increased 4%, or 1% on an underlying basis. The application of the new revenue recognition standard had a negligible impact on Consulting revenue in the quarter, while the impact of foreign currency translation increased revenue by 2% and acquisitions increased revenue by 1% in the second quarter of 2018 as compared to the same period last year.
For the first six months of 2018, consolidated revenue increased 11% or 4% on an underlying basis. The revenue increase reflects increases of 3% from applying the new revenue recognition standard, 3% from the impact of foreign currency translation and 1% from acquisitions. Risk and Insurance Services revenue increased 14% from the same period in 2017, or 4% on an underlying basis. The revenue increase reflects increases of 5% from applying the new revenue recognition standard, 3% from the impact of foreign currency translation and 2% from acquisitions. Consulting revenue increased 6% compared with the six-month period last year, or 3% on an underlying basis. The application of the new revenue recognition standard had a negligible impact on Consulting revenue in the first six months of the year, while the impact of foreign currency translation increased revenue by 3% and acquisitions increased revenue by 1% in 2018 as compared to the same period last year.
Operating Expense
Consolidated operating expense in the second quarter increased 9% compared with the same period last year, reflecting increases of 5% on an underlying basis, 2% from the impact of foreign currency translation, and 1% from acquisitions. The increase in underlying expenses is primarily due to higher base salaries, asset based fees, recoverable expenses and outside service costs as well as the impact of severance and consulting costs related to the Marsh simplification initiative discussed below under "Risk and Insurance Services Expense".
Expenses for the six months of 2018 increased 11% compared to the same period in 2017, reflecting a 5% increase on an underlying basis, a 1% increase from acquisitions, a 3% increase from the impact of foreign currency translation and an increase of 1% due to the application of the new revenue standard. The increase in underlying expenses is due primarily to the items discussed in the previous paragraph.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Revenue	$2,096	$1,916	$4,440	$3,905
Compensation and Benefits	1,145	1,014	2,313	2,039
Other Operating Expenses	479	420	939	816
Expense	1,624	1,434	3,252	2,855
Operating Income	$472	$482	$1,188	$1,050
Operating Income Margin	22.5%	25.2%	26.8%	26.9%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2018 was $2.1 billion, an increase of 9% as compared to the same period last year, reflecting a 5% increase in underlying revenue, a 1% increase related to the impact of the new revenue recognition standard, a 1% increase related to acquisitions and a 2% increase related to the impact of foreign currency translation.
In Marsh, revenue in the second quarter of 2018 was $1.7 billion, an increase of 8% compared with the same quarter of the prior year, reflecting an increase in underlying revenue of 5%, a 1% increase from acquisitions and a 2% increase related to the impact of foreign currency translation. In U.S./Canada, underlying revenue increased 8% compared to prior year. Revenue in International operations grew 2% on an underlying basis, with growth of 6% in Asia Pacific, 3% in Latin America and 1% in EMEA. Guy Carpenter's second quarter revenue increased 13%, or 5% on an underlying basis, reflecting a 7% increase related to the impact of the new revenue recognition standard and a 1% increase related to the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment increased 14% in the first six months of 2018 compared with
2017, or 4% on an underlying basis. In Marsh, underlying revenue increased 6% in U.S./Canada. The international division increased 1% on an underlying basis, reflecting a 5% increase in Asia Pacific and a 4% increase in Latin America partly offset by a 1% decrease in EMEA. Guy Carpenter's revenue in the first six months of 2018 increased 43%, reflecting a 6% increase on an underlying basis, a 35% increase related to the impact of the new revenue recognition standard and a 2% increase related to the impact of foreign currency translation.

Expense
Expenses in the Risk and Insurance Services segment increased 13% in the second quarter of 2018 compared with the same period last year, reflecting increases of 9% in underlying expenses, 1% related to acquisitions, 2% from the impact of foreign currency translation and 1% related to the impact of the new revenue recognition standard.
During the second quarter of 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. During the quarter ended June 30, 2018, the Company incurred restructuring severance and consulting costs of $55 million related to this initiative. The Company expects to incur additional costs of approximately $25 million to $45 million related to this initiative.
During the quarter, restructuring and related charges increased underlying expenses by approximately 4%. The remaining increase in underlying expense was primarily due to higher base salaries and outside service costs.
Expenses for the six month period of 2018 increased 14% compared to the prior year, reflecting increases of 6% in underlying expenses, 2% related to acquisitions, 3% from the impact of foreign currency translation and 3% related to the impact of the new revenue recognition standard. The underlying expense increase is primarily due to the items discussed in the previous paragraph.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Revenue	$1,650	$1,592	$3,318	$3,118
Compensation and Benefits	902	901	1,858	1,792
Other Operating Expenses	481	426	946	836
Expense	1,383	1,327	2,804	2,628
Operating Income	$267	$265	$514	$490
Operating Income Margin	16.2%	16.6%	15.5%	15.7%
Revenue
Revenue in the Consulting segment in the second quarter of 2018 was $1.7 billion, an increase of 4% compared to the same period last year, reflecting a 1% increase in underlying revenue and a 2% increase from the impact of foreign currency translation. The new revenue recognition standard had a negligible impact on Consulting revenue in the second quarter of 2018.
Mercer's revenue of approximately $1.2 billion increased 5% compared to the prior year, reflecting a 2% increase on an underlying basis, and a 2% increase from the impact of foreign currency translation. On an underlying basis, revenue in Health increased 1%, Career increased 7%, and Wealth increased 1%. Within Wealth, Investment Management & Related Services increased 12% and Defined Benefit Consulting & Administration decreased 6% compared to the same period last year. Oliver Wyman's revenue increased 2% to $492 million in the second quarter of 2018 compared to the same period last year, reflecting a 3% increase from the impact of foreign currency translation partly offset by a 2% decrease on an underlying basis. The new revenue recognition standard did not have an impact on Oliver Wyman's revenue in the quarter.
Consulting revenue in the first six months of 2018 increased 6%. Underlying revenue increased 3% with underlying growth of 3% at Mercer and 2% at Oliver Wyman.
Expense
Consulting expenses in the second quarter of 2018 increased 4% as compared to the second quarter of 2017. This reflects an underlying expense increase of 1%, a 1% increase from acquisitions and a 2% increase from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salaries, asset-based fees and outside service costs partly offset by lower incentive compensation costs. These increases were mostly offset by restructuring charges that were incurred in 2017.

Underlying expenses for the six months of 2018 increased 3% as compared to 2017, primarily due to items discussed above.
Corporate and Other
Corporate expenses were $48 million and $46 million for the second quarter of 2018 and 2017, respectively. The increase is primarily due to higher severance and incentive compensation. For the first six months of 2018 Corporate expenses were $103 million compared with $90 million for the same period last year. The increase in expenses is primarily due to one-time bonus payments related to U.S. tax reform and higher incentive compensation.
Interest
Interest income earned on corporate funds was $3 million in the second quarter of 2018 compared with $2 million for the same period in 2017, and $6 million for the six month period of 2018 compared with $4 million for the same period in 2017. Interest income increased primarily due to the impact of higher interest rates. Interest expense increased $8 million in the second quarter of 2018 compared with the second quarter of 2017 and increased $11 million for the six months of 2018 compared with the same period last year primarily due to higher average debt outstanding in 2018.
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
As discussed in Note 17 to the consolidated financial statements, effective January 1, 2018, the Company prospectively adopted a new accounting standard, that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company holds certain equity investments that under legacy GAAP were previously treated as available for sale securities, whereby the mark-to-market change was recorded to other comprehensive income in its consolidated balance sheet. The Company recorded a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax, as of December 31, 2017 from other comprehensive income to retained earnings. Therefore, prior periods have not been restated.
The Company recorded net investment gains of $28 million for both the three and six month periods ended June 30, 2018 and gains of $5 million for both the three and six month periods ended Jun 30, 2017. The three months ended June 30, 2018 includes gains of $26 million related to mark-to-market changes in securities with readily determinable market values and gains of $2 million related to investments in private equity funds. The six months ended June 30, 2018 includes gains of $19 million related to mark-to-market changes in securities with readily determinable market values and gains of $9 million related to investments in private equity funds. The prior period gains are related to the Company's investments in private equity funds.
Income Taxes
On December 22, 2017, the U.S. tax legislation commonly known as the "Tax Cuts and Jobs Act" (the "TCJA") significantly changed the U.S. Internal Revenue Code of 1986, as amended. The TCJA generally became effective on January 1, 2018. The TCJA provided for a reduction in the U.S. corporate tax rate to 21% and the creation of a broadly territorial tax system. The TCJA also changed the deductibility of certain expenses, primarily executive officers’ compensation. In the fourth quarter of 2017, the Company recorded a provisional charge of $460 million related to the enactment of the TCJA. As discussed in Note 2 to the consolidated financial statements, this provisional charge may be adjusted in 2018. The TCJA provided for a transition to the territorial system via a transition tax on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional charge of $240 million in the fourth quarter of 2017 as an estimate of U.S. transition taxes and ancillary effects, including state taxes and foreign withholding taxes related to the change in permanent reinvestment status with respect to our pre-2018 foreign earnings. This transition tax is payable over eight years. The reduction of the U.S. corporate tax rate from 35% to 21% reduced the value of the U.S. deferred tax assets and liabilities. Accordingly, a charge of $220 million was recorded. Adjustments during the first half of 2018 to provisional estimates of transition taxes and U.S. deferred tax assets and liabilities increased income tax expense by $3 million. These estimates may be further adjusted during 2018 after the Company has finalized its analysis of all the relevant information.

The Company's effective tax rate in the second quarter of 2018 was 25.6% compared with 28.6% in the second quarter of 2017. The effective tax rates for the first six months of 2018 and 2017 were 24.7% and 25.9%. The rate in the first half of 2018 reflects ongoing impacts of the Tax Cuts and Jobs Act (the "TCJA"), primarily the reduced 21% U.S. statutory rate and certain tax planning benefits, largely offset by higher estimated costs from the new territorial system, greater disallowance of compensation and entertainment deductions and a decrease in excess tax benefits related to share-based compensation. The rates in 2017 reflect foreign operations taxed at rates below the 35% U.S. statutory tax rate, including the effect of repatriation. The tax rates in both periods reflect the impact of discrete tax matters, tax legislation and nontaxable adjustments to contingent acquisition consideration.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. Combined U.S. federal and state corporate tax rates exceed tax rates applicable in many jurisdictions outside the U.S. A significant portion of the Company's profits are earned outside the U.S. In 2018, the forecasted pre-tax income in the U.K., Barbados, Canada, Australia and Ireland is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 23%, 0.4%, 27%, 30% and 12%, respectively.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from $71 million at December 31, 2017 to $72 million at June 30, 2018 due to current accruals partially offset by settlements of audits and expirations of statutes of limitation. We expect that the total amount of unrecognized tax benefits may decrease between zero and approximately $8 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At June 30, 2018, the Company had approximately $934 million of cash and cash equivalents in its foreign operations, which includes $172 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings, and with respect to repatriating 2017 and prior earnings, it is in the process of fully evaluating such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries as it considers its permanent reinvestment assertions going forward in light of the enactment at the end of 2017 of the TCJA.
In the first six months of 2018, the Company recorded foreign currency translation adjustments which decreased net equity by approximately $293 million. Continued strenghtening of the U.S. dollar against foreign currencies would further reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company generated $413 million of cash from operations for the six month period ended June 30, 2018, compared to $343 million generated by operations in the first six months of 2017. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first six months of 2018, the Company contributed $41 million to its non-U.S. defined benefit pension plans and $14 million to its U.S. defined benefit pension plans. In the first six months of 2017, the Company contributed $105 million to its non-U.S. defined benefit pension plans and $15 million to its U.S. defined benefit pension plans.
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
The Company expects to fund an additional $41 million to its non-U.S. defined benefit plans over the remainder of 2018, comprising approximately $35 million to plans outside of the U.K. and $6 million to the U.K. plans. The Company also expects to fund an additional $13 million to its U.S. defined benefit plans during the remainder of 2018.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.
Changes in Pension Plans
In March 2017, the Company modified its defined benefit pension plans in Canada to discontinue further benefit accruals for participants after December 31, 2017 and replaced them with a defined contribution arrangement. The Company also amended its post-retirement benefits plan in Canada so that individuals who retire after April 1, 2019 will generally not be eligible to participate. The Company re-measured the assets and liabilities of the plans, based on assumptions and market conditions on the amendment date.
Financing Cash Flows
Net cash used by financing activities was $232 million for the six-month period ended June 30, 2018, compared with $16 million of net cash provided by such activities for the same period in 2017.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $175 million of commercial paper outstanding at June 30, 2018 at an effective interest rate of 2.25%.
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
Credit Facilities
The Company and certain of its subsidiaries maintain a $1.5 billion multi-currency five-year unsecured revolving credit facility. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in November 2020 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2018.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a stable outlook from Moody's and Standard & Poor's.
Share Repurchases
During the first six months of 2018, the Company repurchased 6.1 million shares of its common stock for total consideration of $500 million at an average price per share of $82.08. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of June 30, 2018, the Company remained authorized to purchase shares of its common stock up to a value of approximately $1.0 billion. There is no time limit on this authorization.
During the first six months of 2017, the Company repurchased approximately 5.4 million shares of its common stock for consideration of $400 million.
Contingent payments related to acquisitions
During the first six months of 2018, the Company paid $41 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $32 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $9 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $185 million for acquisitions completed in the first six months of 2018 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2018.
The Company paid deferred purchase consideration related to prior years' acquisitions of $53 million in the first six months of 2018. Remaining deferred cash payments of approximately $74 million for acquisitions completed in the first six months of 2018 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2018.
In the first six months of 2017, the Company paid $65 million of contingent payments related to acquisitions made in prior periods. Of this amount, $60 million was reported as financing cash flows and $5 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $383 million ($0.75 per share) during the first six months of 2018, as compared with $351 million ($0.68 per share) during the first six months of 2017.
Investing Cash Flows
Net cash used for investing activities amounted to $279 million in the first six months of 2018, compared with $538 million used during the same period in 2017.
The Company paid $144 million and $412 million, net of cash acquired, for acquisitions it made during the first six months of 2018 and 2017, respectively.
The Company used cash of $135 million to purchase fixed assets and capitalized software in the first six months of 2018, compared with $144 million in the first six months of 2017, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $48 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2018:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$175	$175	$—	$—	$—
Short-term debt	264	264	—	—	—
Long-term debt	5,854	—	831	1,381	3,642
Interest on long-term debt	2,588	227	424	356	1,581
Net operating leases	1,900	298	512	421	669
Service agreements	274	167	85	11	11
Other long-term obligations	278	123	143	12	—
Total	$11,333	$1,254	$1,995	$2,181	$5,903
The above does not include unrecognized tax benefits of $72 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $5 million that may become payable within one year. The above does not include net pension liabilities of approximately $1.7 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities.
The above does not include the provisional estimate of transitional tax payments related to the TCJA of $240 million. The amounts of estimated future benefits payments to be made from pension plan assets are disclosed in Note 7 to the consolidated financial statements. The Company expects to contribute approximately $13 million and $41 million to its U.S. and non-U.S. pension plans, respectively, for the remainder of 2018.

Management’s Discussion of Critical Accounting Policies
The Company’s discussion of critical accounting policies that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2017 Form 10-K. The adoption of the new revenue guidance on January 1, 2018 has increased the significance of judgments and estimates management must make to apply the guidance. In particular, in the Risk and Insurance Services segment, judgments related to the amount of variable revenue consideration to ultimately be received on placement of quota share reinsurance treaties and contingent commission from insurers, which was previously recognized when the contingency was resolved, now requires significant judgments and estimates. Management also makes significant judgments and estimates to measure the progress toward completing performance obligations and realization rates for consideration related to contracts as well as potential performance-based fees in the Consulting segment. See Note 3 to the consolidated financial statements for additional information.
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
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2018
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,036
Fiduciary cash and investments	$5,118
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 14 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $3 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $57 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at June 30, 2018 hold constant for the rest of 2018, the Company estimates the year-over-year impact from conversion of foreign currency earnings will increase full year net operating income by approximately $21 million.
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

The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $113 million that are valued using readily determinable fair values and approximately $64 million of investments without readily determinable fair values. The Company also has investments of approximately $391 million that are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
As of June 30, 2018 the carrying value of the Company's investment in Alexander Forbes was $246 million. As of June 30, 2018, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the June 30, 2018 closing share price of 5.77 South African Rand per share, was approximately $188 million. The Company considered several factors in assessing its investment in Alexander Forbes, including its financial position, the near- and long-term prospects of Alexander Forbes and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. During the first six months of 2018, the Alexander Forbes average opening and closing stock price was approximately 6.66 Rand (approximately 89% of the original purchase price) and ranged from a low of 5.00 Rand (in mid June) to a high of 7.34 Rand (in late March) (approximately 67% to 98% of the purchase price) and traded within 10% of its purchase price as recently as early-June. The trading price declined further during July, 2018. Based on its assessment of the factors discussed above, in particular the relatively short period during which the shares traded significantly below their purchase price, and the Company’s intention to continue to hold the shares for a period of time sufficient to allow for recovery, the Company determined the investment was not impaired. However, if the share price does not recover in future periods, an impairment charge for an "other than temporary" decline in value of its investment could be incurred.
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
In October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including Marsh, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area ("EEA"), as well as possible coordination between competitors." In light of the action taken by the European Commission, the FCA informed Marsh Limited at the same time that it has discontinued its investigation under U.K. competition law. In May 2018, the FCA advised that it would not be taking any further action with Marsh Limited in connection with this matter.
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
We are cooperating with these investigations and are conducting our own reviews. At this time, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 3.1 million shares of its common stock for $250 million during the second quarter of 2018. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of June 30, 2018, the Company remained authorized to repurchase up to approximately $1.0 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	916,161	$82.0518	916,161	$1,215,580,211
May 1-31, 2018	1,395,011	$80.9624	1,395,011	$1,102,636,719
June 1-30, 2018	758,098	$81.6303	758,098	$1,040,752,944
Total	3,069,270	$81.4526	3,069,270	$1,040,752,944
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

Date:	July 27, 2018	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	July 27, 2018	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Description of Compensation Arrangements for Independent Directors of Marsh & McLennan Companies, Inc. effective June 1, 2018

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase