Form 10-Q
period 2018-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2018-10-26
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 23, 2018, there were outstanding 503,708,096 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•	our ability to successfully consummate, integrate or achieve the intended benefits of the acquisition of JLT;

•
the impact of any investigations, reviews, market studies or other activity by regulatory or law enforcement authorities, including the ongoing investigations by the European Commission and the U.K. FCA market study;

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

•
the impact of macroeconomic, political, regulatory or market conditions on us, our clients and the industries in which we operate, including the inability to collect on our receivables in certain high-risk jurisdictions;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Revenue	$3,504	$3,341	$11,238	$10,339
Expense:
Compensation and benefits	2,083	1,968	6,442	5,971
Other operating expenses	880	838	2,656	2,383
Operating expenses	2,963	2,806	9,098	8,354
Operating income	541	535	2,140	1,985
Other net benefit credits	63	62	194	185
Interest income	2	2	8	6
Interest expense	(69)	(60)	(198)	(178)
Investment (loss) income	(52)	(2)	(24)	3
Change in fair value of acquisition related FX contract	(100)	—	(100)	—
Income before income taxes	385	537	2,020	2,001
Income tax expense	106	140	509	519
Net income before non-controlling interests	279	397	1,511	1,482
Less: Net income attributable to non-controlling interests	3	4	14	19
Net income attributable to the Company	$276	$393	$1,497	$1,463
Net income Per Share Attributable to the Company:
Basic	$0.55	$0.77	$2.96	$2.85
Diluted	$0.54	$0.76	$2.93	$2.81
Average number of shares outstanding:
Basic	504	512	506	514
Diluted	510	519	512	520
Shares outstanding at September 30,	504	511	504	511
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income before non-controlling interests	$279	$397	$1,511	$1,482
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(237)	127	(538)	652
Unrealized investment (losses) gains	—	(8)	—	11
Gain (loss) related to pension/post-retirement plans	23	(168)	131	(140)
Other comprehensive (loss) income, before tax	(214)	(49)	(407)	523
Income tax expense (benefit) on other comprehensive income	9	(30)	24	(10)
Other comprehensive (loss) income, net of tax	(223)	(19)	(431)	533
Comprehensive income	56	378	1,080	2,015
Less: comprehensive income attributable to non-controlling interest	3	4	14	19
Comprehensive income attributable to the Company	$53	$374	$1,066	$1,996
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$951	$1,205
Receivables
Commissions and fees	4,077	3,777
Advanced premiums and claims	56	65
Other	467	401
	4,600	4,243
Less-allowance for doubtful accounts and cancellations	(124)	(110)
Net receivables	4,476	4,133
Other current assets	539	224
Total current assets	5,966	5,562
Goodwill	9,435	9,089
Other intangible assets	1,329	1,274
Fixed assets (net of accumulated depreciation and amortization of $1,863 at September 30, 2018 and $1,826 at December 31, 2017)	707	712
Pension related assets	1,814	1,693
Deferred tax assets	497	669
Other assets	1,381	1,430
	$21,129	$20,429
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$638	$262
Accounts payable and accrued liabilities	2,293	2,083
Accrued compensation and employee benefits	1,406	1,718
Accrued income taxes	179	199
Dividends payable	211	—
Total current liabilities	4,727	4,262
Fiduciary liabilities	5,185	4,847
Less – cash and investments held in a fiduciary capacity	(5,185)	(4,847)
	—	—
Long-term debt	5,512	5,225
Pension, post-retirement and post-employment benefits	1,727	1,888
Liabilities for errors and omissions	303	301
Other liabilities	1,322	1,311
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at September 30, 2018
and December 31, 2017	561	561
Additional paid-in capital	771	784
Retained earnings	14,196	13,140
Accumulated other comprehensive loss	(4,488)	(4,043)
Non-controlling interests	85	83
	11,125	10,525
Less – treasury shares, at cost, 57,107,062 shares at September 30, 2018
and 51,930,135 shares at December 31, 2017	(3,587)	(3,083)
Total equity	7,538	7,442
	$21,129	$20,429
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2018	2017
Operating cash flows:
Net income before non-controlling interests	$1,511	$1,482
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	236	234
Amortization of intangible assets	135	122
Adjustments and payments related to contingent consideration liability	(10)	(30)
Provision for deferred income taxes	66	52
Loss (gain) on investments	24	(3)
(Gain) loss on disposition of assets	(53)	9
Share-based compensation expense	146	111
Change in fair value of acquisition related FX contract	100	—
Changes in assets and liabilities:
Net receivables	(210)	(248)
Other current assets	19	(14)
Other assets	(51)	(18)
Accounts payable and accrued liabilities	(3)	11
Accrued compensation and employee benefits	(312)	(278)
Accrued income taxes	(13)	77
Contributions to pension and other benefit plans in excess of current year expense/credit	(250)	(337)
Other liabilities	11	83
Effect of exchange rate changes	(27)	(116)
Net cash provided by operations	1,319	1,137
Financing cash flows:
Purchase of treasury shares	(675)	(600)
Net increase in commercial paper	75	—
Proceeds from issuance of debt	592	987
Repayments of debt	(10)	(313)
Payment of bridge loan fees	(24)	—
Shares withheld for taxes on vested units – treasury shares	(62)	(49)
Issuance of common stock from treasury shares	72	134
Payments of deferred and contingent consideration for acquisitions	(106)	(127)
Distributions of non-controlling interests	(15)	(14)
Dividends paid	(594)	(545)
Net cash used for financing activities	(747)	(527)
Investing cash flows:
Capital expenditures	(222)	(217)
Net purchases of long-term investments	(1)	(21)
Proceeds from sales of fixed assets	3	4
Dispositions	5	—
Acquisitions	(536)	(629)
Other, net	(1)	4
Net cash used for investing activities	(752)	(859)
Effect of exchange rate changes on cash and cash equivalents	(74)	301
Decrease in cash and cash equivalents	(254)	52
Cash and cash equivalents at beginning of period	1,205	1,026
Cash and cash equivalents at end of period	$951	$1,078
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Nine Months Ended September 30,
(In millions, except per share amounts)	2018	2017
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$784	$842
Change in accrued stock compensation costs	20	26
Issuance of shares under stock compensation plans and employee stock purchase plans	(33)	(82)
Other	—	(3)
Balance, end of period	$771	$783
RETAINED EARNINGS
Balance, beginning of year	$13,140	$12,388
Cumulative effect of adoption of the revenue recognition standard (See Note 18)	364	—
Cumulative effect of adoption of other accounting standards (See Note 18)	—	—
Net income attributable to the Company	1,497	1,463
Dividend equivalents declared – (per share amounts: $1.58 in 2018 and $1.43 in 2017)	(5)	(4)
Dividends declared – (per share amounts: $1.58 in 2018 and $1.43 in 2017)	(800)	(734)
Balance, end of period	$14,196	$13,113
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,043)	$(5,093)
Cumulative effect of adoption of the financial instruments standard (See Note 18)	(14)	—
Other comprehensive (loss) income, net of tax	(431)	533
Balance, end of period	$(4,488)	$(4,560)
TREASURY SHARES
Balance, beginning of year	$(3,083)	$(2,506)
Issuance of shares under stock compensation plans and employee stock purchase plans	171	255
Purchase of treasury shares	(675)	(600)
Balance, end of period	$(3,587)	$(2,851)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$83	$80
Net income attributable to non-controlling interests	14	19
Distributions and other changes	(12)	(14)
Balance, end of period	$85	$85
TOTAL EQUITY	$7,538	$7,131
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
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career. As of September 30, 2018, Mercer had assets under delegated management of approximately $248 billion worldwide. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8 to the consolidated financial statements.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three and nine month periods ended September 30, 2018 and 2017.
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
Investments
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on the Company's investments in private equity funds.
The Company holds certain equity investments, that under legacy GAAP, were previously accounted as available for sale securities, whereby the mark-to-market change was recorded to other comprehensive income in its consolidated balance sheet. As discussed in Note 18, effective January 1, 2018, the Company adopted new accounting guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company recorded a cumulative-effect adjustment that increased retained earnings as of the beginning of the period of adoption by $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from accumulated other comprehensive income to retained earnings. Prior periods have not been restated.
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
The Company recorded net investment losses of $52 million and $24 million for the three and nine month periods ended September 30, 2018, respectively, and a net investment loss of $2 million and a net investment gain of $3 million for the three and nine month periods ended September 30, 2017, respectively. The three month and nine month periods ended September 30, 2018 include an $81 million charge related to an other than temporary decline in the Company's equity method investment in Alexander Forbes (see Note 10). The three month period ending September 30, 2018 also includes gains of $25 million related to mark-to-market changes in equity securities and gains of $4 million related to investments in private equity funds. The nine months ended September 30, 2018 also includes gains of $43 million related to mark-to-market changes in equity securities and $14 million related to investments in private equity funds and other investments.
Income Taxes
The Company's effective tax rate in the third quarter of 2018 was 27.5% compared with 26.2% in the third quarter of 2017. The effective tax rates for the first nine months of 2018 and 2017 were 25.2% and 25.9%, respectively. The rate in the first nine months of 2018 reflects ongoing impacts of the Tax Cuts and Jobs Act (the "TCJA"), primarily the reduced 21% U.S. statutory rate and certain tax planning benefits, largely offset by higher estimated costs from a new method of taxing non-U.S. based operations, greater disallowance of compensation and entertainment deductions, as well as the effect of a charge related to the Company’s investment in Alexander Forbes as discussed in Note 10 and a reduction in excess tax benefits related to share compensation. The rate in the third quarter of 2017 reflects foreign operations taxed at rates below the 35% U.S. statutory tax rate, including the effect of repatriation. The tax rates in both periods reflect the impact of discrete tax matters, tax legislation and nontaxable adjustments to contingent acquisition consideration.
As a result of TCJA, two discrete provisional charges were recorded in the fourth quarter of 2017. The transition to the new method of taxing non-U.S. based operations resulted in a transition tax payable over eight years on undistributed earnings of non-U.S. subsidiaries. This mandatory taxation of accumulated foreign earnings substantially changed the economic considerations of continued permanent investment of those accumulated earnings, a key component of the Company's global capital strategy. As a result of the transition tax, the Company anticipates repatriating the majority of the accumulated earnings that it previously intended to permanently invest. A charge of $240 million was recorded in the fourth quarter of 2017 as a provisional estimate of the transition tax and ancillary effects.
The provisional estimate of transition tax includes state taxes and foreign withholding taxes related to the change in the Company's indefinite reinvestment assertion with respect to the Company's pre-2018 foreign earnings. The Company previously considered most unremitted earnings of its non-U.S. subsidiaries, except amounts repatriated in the year earned, to be permanently reinvested and, accordingly, recorded no deferred U.S. income taxes on such earnings. The Company has initially analyzed its global capital requirements and potential tax liabilities attributable to repatriation. The Company estimates that it will repatriate $3.4 billion of pre-2018 earnings that was previously considered indefinitely invested. Included in the $240 million charge is a $53 million provisional estimate for withholding and state income taxes. The Company has revised the provisional estimate in the third quarter of 2018 to $226 million based on the analysis of the available information and taking into consideration the subsequent guidance issued regarding the legislation. Further revisions to the transition tax provisional estimate, which includes estimated state and withholding tax, may occur as pending guidance regarding the legislation is finalized and the analysis of same is completed.
In addition, reducing the U.S. corporate tax rate from 35% to 21% and the change in deductibility of certain compensation awards to certain executive officers of the Company effective on January 1, 2018, resulted in a net charge of $220 million in the fourth quarter of 2017 to reduce the value of the U.S. deferred tax assets and liabilities. Adjustments during the first nine months of 2018 to provisional estimates of transition taxes and to U.S. deferred tax assets and liabilities, have decreased income tax expense by $14 million and increased income tax expense by $3 million, respectively.
In December of 2017, the SEC issued Staff Accounting Bulletin 118 ("SAB 118"), establishing a one-year measurement period to complete the accounting for the income tax effects of the TCJA. SAB 118 anticipates three alternative states of completion at the end of the reporting period of accounting for these effects: (1) the tax accounting work has been completed with respect to an item; (2) a provisional amount has been recognized because a reasonable estimate was possible, or (3) a reasonable estimate cannot be provided. The Company believes its analysis of the TCJA to date provides an appropriate basis to record a provisional estimate. The provisional estimates include the effects of the deemed repatriation tax and the Company's position with respect to permanently reinvested earnings and the remeasurement of U.S. deferred taxes based on estimated enactment-date deferred tax balances, which have been adjusted in 2018 as the 2017 tax returns are filed and may be further adjusted as additional guidance is issued. TCJA’s transition tax requires detailed calculations of current and accumulated taxable earnings at the level of each foreign subsidiary, computed in functional currency at the greater of two alternative measurement dates and converted into U.S. dollars. In preparing its 2017 U.S. federal return the Company performed these calculations for approximately seven hundred foreign subsidiaries. In the third quarter, management updated its estimate of the transition tax, its global permanent investment strategy, and finalized the impact on U.S. deferred tax assets from the change in tax rate. However, given the significant complexity of the TCJA and still-anticipated guidance from the U.S. Treasury and State and Local tax authorities on its implementation, estimates regarding the transition tax and the Company’s global permanent investment strategy may be further adjusted during the fourth quarter.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from $71 million at December 31, 2017 to $72 million at September 30, 2018 due to current accruals partially offset by settlements of audits and expirations of statutes of limitation. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $9 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
In the first quarter of 2018, the Company recorded an increase to the opening balance of retained earnings of $364 million to reflect the cumulative effect of adopting this revenue standard. Other revenue included in the consolidated statements of income that is not from contracts with customers is approximately 1% of total revenue, and therefore is not presented as a separate line item.
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
Reinsurance brokerage revenue is recognized on the effective date of the treaty. Payment terms depend on the type of reinsurance. For XOL treaties, brokerage revenue is typically collected in four installments during an annual treaty period based on a contractually specified minimum or deposit premium. For proportional or quota share treaties, brokerage is billed as underlying insured risks attach to the reinsurance treaty, generally over 12 to 18 months.
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
The following schedule disaggregates various components of the Company's revenue:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Marsh:
EMEA	$441	$1,610
Asia Pacific	167	514
Latin America	96	279
Total International	704	2,403
U.S./Canada	926	2,670
Total Marsh	1,630	5,073
Guy Carpenter	215	1,184
Subtotal	1,845	6,257
Fiduciary interest income	18	46
Total Risk and Insurance Services	$1,863	$6,303

Mercer:
Defined Benefit Consulting & Administration	$300	$959
Investment Management & Related Services	225	683
Total Wealth	525	1,642
Health	415	1,286
Career	235	576
Total Mercer	1,175	3,504
Oliver Wyman	481	1,470
Total Consulting	$1,656	$4,974
The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	September 30, 2018	January 1, 2018
Contract Assets	$139	$128
Contract Liabilities	$577	$583
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2018 to September 30, 2018 is primarily due to $276 million of additions during the period partly offset by $263 million transferred to accounts receivables, as the rights to bill and collect became unconditional. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. Revenue recognized in the first nine months of 2018 that was included in the contract liability balance at the beginning of the year was $511 million. The amount of revenue recognized in the first nine months of 2018 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $47 million.

The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $29 million for Marsh, $488 million for Mercer and $2 million for Oliver Wyman. The Company expects revenue in 2019, 2020, 2021, 2022 and 2023 and beyond of $223 million, $143 million, $87 million, $51 million and $15 million, respectively, related to these performance obligations.

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
At September 30, 2018, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $41 million, $203 million and $160 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheet. The Company recorded amortization expense of $217 million and $775 million for the three and nine month periods ended September 30, 2018, respectively, related to these capitalized costs.
A significant portion of deferred costs to fulfill in Risk and Insurance Services is amortized within three to six months. Therefore, the deferral of the cost and its amortization often occur in the same annual period.
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
See Note 18 for further discussion on the impact the new revenue recognition standard has on the Company's consolidated statements of income when comparing the 2018 financial information versus 2017.

4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $18 million and $46 million for the three and nine months ended September 30, 2018, respectively, and $11 million and $28 million for the three and nine month periods ended September 30, 2017, respectively. The Consulting segment recorded fiduciary interest income of $1 million and $3 million for the three and nine months ended September 30, 2018, respectively, and $2 million and $3 million for the three and nine months ended September 30, 2017, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $7.8 billion at September 30, 2018 and $6.8 billion at December 31, 2017. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Net income before non-controlling interests	$279	$397	$1,511	$1,482
Less: Net income attributable to non-controlling interests	3	4	14	19
Net income attributable to the Company	$276	$393	$1,497	$1,463
Basic weighted average common shares outstanding	504	512	506	514
Dilutive effect of potentially issuable common shares	6	7	6	6
Diluted weighted average common shares outstanding	510	519	512	520
Average stock price used to calculate common stock equivalents	$84.68	$79.35	$83.05	$75.36
6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2018 and 2017.

(In millions)	2018	2017
Assets acquired, excluding cash	$679	$852
Liabilities assumed	(35)	(129)
Contingent/deferred purchase consideration	(108)	(94)
Net cash outflow for current year acquisitions	$536	$629

(In millions)	2018	2017
Interest paid	$225	$174
Income taxes paid, net of refunds	$455	$406

The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $106 million for the nine months ended September 30, 2018. This consisted of deferred purchase consideration related to prior years' acquisitions of $59 million and contingent consideration of $47 million. For the nine months ended September 30, 2017, the Company paid deferred and contingent consideration of $127 million, consisting of deferred purchase consideration related to prior years' acquisitions of $47 million and contingent consideration of $80 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the nine months ended September 30, 2018, the Company recorded an expense for adjustments to contingent consideration liabilities of $19 million and made contingent consideration payments of $29 million. For the nine months ended September 30, 2017, the Company recorded a net credit for adjustments to contingent consideration liabilities of $3 million and made contingent consideration payments of $27 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $129 million and $88 million for the nine months ended September 30, 2018 and 2017, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $146 million and $111 million for the nine-month periods ended September 30, 2018 and 2017, respectively.
7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and nine-month periods ended September 30, 2018 and 2017, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2018	$—	$(2,807)	$(1,458)	$(4,265)
Other comprehensive (loss) income before reclassifications	—	(13)	(242)	(255)
Amounts reclassified from accumulated other comprehensive income	—	32	—	32
Net current period other comprehensive income (loss)	—	19	(242)	(223)
Balance as of September 30, 2018	$—	$(2,788)	$(1,700)	$(4,488)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2017	$30	$(3,215)	$(1,356)	$(4,541)
Other comprehensive (loss) income before reclassifications	(5)	(173)	126	(52)
Amounts reclassified from accumulated other comprehensive income	—	33	—	33
Net current period other comprehensive (loss) income	(5)	(140)	126	(19)
Balance as of September 30, 2017	$25	$(3,355)	$(1,230)	$(4,560)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2017	$14	$(2,892)	$(1,165)	$(4,043)
Cumulative effect of amended accounting standard	(14)	—	—	(14)
Other comprehensive income (loss) before reclassifications	—	16	(535)	(519)
Amounts reclassified from accumulated other comprehensive income	—	88	—	88
Net current period other comprehensive income (loss)	—	104	(535)	(431)
Balance as of September 30, 2018	$—	$(2,788)	$(1,700)	$(4,488)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2016	$19	$(3,232)	$(1,880)	$(5,093)
Other comprehensive income (loss) before reclassifications	6	(219)	650	437
Amounts reclassified from accumulated other comprehensive income	—	96	—	96
Net current period other comprehensive income (loss)	6	(123)	650	533
Balance as of September 30, 2017	$25	$(3,355)	$(1,230)	$(4,560)
The components of other comprehensive income (loss) for the three and nine-month period ended September 30, 2018 and 2017 are as follows:

Three Months Ended September 30,	2018			2017
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(237)	$5	$(242)	$127	$1	$126
Unrealized investment gains	—	—	—	(8)	(3)	(5)
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service credits (a)	(1)	(1)	—	—	—	—
Net actuarial losses (a)	36	7	29	43	10	33
Subtotal	35	6	29	43	10	33
Effect of remeasurement	3	—	3	3	—	3
Effect of settlement	—	—	—	1	—	1
Foreign currency translation adjustments	(15)	(2)	(13)	(215)	(38)	(177)
Pension/post-retirement plans gains (losses)	23	4	19	(168)	(28)	(140)
Other comprehensive (loss) income	$(214)	$9	$(223)	$(49)	$(30)	$(19)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax credits on prior service costs and net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2018			2017
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(538)	$(3)	$(535)	$652	$2	$650
Unrealized investment gains	—	—	—	11	5	6
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service credits (a)	(3)	(1)	(2)	—	—	—
Net actuarial losses (a)	110	23	87	125	29	96
Subtotal	107	22	85	125	29	96
Effect of remeasurement	3	—	3	12	3	9
Effect of curtailment	—	—	—	(1)	—	(1)
Effect of settlement	—	—	—	2	—	2
Foreign currency translation adjustments	21	5	16	(277)	(49)	(228)
Other	—	—	—	(1)	—	(1)
Pension/post-retirement plans gains (losses)	131	27	104	(140)	(17)	(123)
Other comprehensive (loss) income	$(407)	$24	$(431)	$523	$(10)	$533
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Tax on prior service costs and net actuarial losses is included in income tax expense.

8.     Acquisitions and Dispositions
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
The Risk and Insurance Services segment completed eight acquisitions during the first nine months of 2018.

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

•	August – Marsh acquired John L. Wortham & Son, L.P., a Houston-based independent insurance broker.
The Consulting segment completed five acquisitions during the first nine months of 2018.

•	January – Oliver Wyman acquired Draw Ltd., a U.K.-based digital transformation agency.

•	March – Oliver Wyman acquired 8Works Limited, a U.K.-based design thinking consultancy.

•	May – Mercer acquired EverBe SAS, a France-based Workday implementer and advisory firm; and Evolve Intelligence Pty Ltd., an Australia-based talent strategy firm.

•	June – Mercer acquired India Life Capital Private Ltd., an India-based investment advisor.
Total purchase consideration for acquisitions made during the nine months ended September 30, 2018 was $661 million, which consisted of cash paid of $553 million and deferred purchase and estimated contingent consideration of $108 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $59 million of deferred purchase consideration and $76 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2018 based on their fair values:

For the Nine Months Ended September 30, 2018
(In millions)
Cash	$553
Estimated fair value of deferred/contingent consideration	108
Total consideration	$661
Allocation of purchase price:
Cash and cash equivalents	$17
Accounts receivable, net	25
Property, plant, and equipment	6
Other intangible assets	232
Goodwill	410
Other assets	6
Total assets acquired	696
Current liabilities	17
Other liabilities	18
Total liabilities assumed	35
Net assets acquired	$661
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period post acquisition date. The following chart provides information about other intangible assets acquired during 2018:

	Amount	Weighted Average Amortization Period
Client relationships	$215	11 years
Other	17	4 years
	$232
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

Total purchase consideration for acquisitions made during the first nine months of 2017 was $734 million, which consisted of cash paid of $640 million and deferred purchase and estimated contingent consideration of $94 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first nine months of 2017, the Company also paid $47 million of deferred purchase consideration and $107 million of contingent consideration related to acquisitions made in prior years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2018	2017	2018	2017
Revenue	$3,514	$3,408	$11,350	$10,569
Net income attributable to the Company	$275	$392	$1,502	$1,465
Basic net income per share attributable to the Company	$0.55	$0.77	$2.97	$2.85
Diluted net income per share attributable to the Company	$0.54	$0.76	$2.93	$2.82
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine month periods ended September 30, 2018 include approximately $36 million and $50 million of revenue, respectively, and an operating loss of $5 million and $7 million, respectively, for acquisitions made in 2018. The consolidated statements of income for the three and nine month periods ended September 30, 2017 included $40 million and $103 million of revenue, respectively, and an operating loss of $1 million and operating income of $16 million, respectively, related to acquisitions made in 2017.
Pending Acquisition
On September 18, 2018, the Company announced that it had reached agreement on the terms of a recommended cash acquisition of Jardine Lloyd Thompson Group plc, a public company organized under the laws of England and Wales ("JLT") (the "Transaction"). JLT is a provider of insurance, reinsurance and employee benefits related advice, brokerage and associated services with annual revenue of approximately $2 billion and 10,000 colleagues. Under the terms of the Transaction, JLT shareholders will receive £19.15 in cash for each JLT share, which values JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1). The Company intends to implement the Transaction by way of a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended.
The Transaction will be subject to conditions and certain further terms, including, among others, (i) the approval by a majority in number of JLT shareholders voting on the Transaction who also represent not less than 75% in value of those JLT shareholders, (ii) the sanction of the Transaction by the High Court of Justice in England and Wales, (iii) completion of the Transaction no later than December 31, 2019 and (iv) the receipt of certain antitrust, regulatory and other approvals. Subject to the satisfaction or waiver of all relevant conditions, the Transaction is expected to be completed in the spring of 2019.
Financing and hedging activities related to the Transaction are discussed in more detail in Notes 11 and 13 of the consolidated financial statements.
Disposition
In September 2018, Marsh completed its sale of a risk management software and services business resulting in a pre-tax gain of $46 million, which is included in revenue in the consolidated statement of income.

9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. As part of its assessment, the Company considers numerous factors, including that the fair value of each reporting unit exceeds its carrying value by a substantial margin based on its most recent estimates, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2018 and concluded that a two-step goodwill impairment test was not required in 2018 and that goodwill was not impaired.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions)	2018	2017
Balance as of January 1,	$9,089	$8,369
Goodwill acquired	410	533
Other adjustments(a)	(64)	198
Balance at September 30,	$9,435	$9,100
(a) Primarily reflects the impact of foreign exchange.
The goodwill acquired of $410 million in 2018 (approximately $308 million of which is deductible for tax purposes) is comprised of $368 million related to the Risk and Insurance Services segment and $42 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments at September 30, 2018 is as follows: Risk and Insurance Services, $6.8 billion and Consulting, $2.6 billion.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
The gross cost and accumulated amortization at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018			December 31, 2017
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$1,837	$611	$1,226	$1,672	$518	$1,154
Other (a)	246	143	103	234	114	120
Amortized intangibles	$2,083	$754	$1,329	$1,906	$632	$1,274
(a) Primarily non-compete agreements, trade names and developed technology.

Aggregate amortization expense for the nine months ended September 30, 2018 and 2017 was $135 million and $122 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2018 (excludes amortization through September 30, 2018)	$51
2019	183
2020	168
2021	157
2022	143
Subsequent years	627
$1,329
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

Liabilities measured using Level 3 inputs include liabilities for contingent purchase consideration and the deal contingent foreign exchange contract (the "FX Contract").
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
Foreign Exchange Forward Contract Liabilities - Level 3
In connection with the JLT Transaction, the Company entered into the FX Contract, to hedge the risk of appreciation of the GBP-denominated purchase price. The Company will purchase £5.2 billion at a contracted exchange rate, which is discussed in Note 11. The fair value was determined using the probability distribution approach, comparing the all in forward rate to the foreign exchange rate for possible dates the JLT Transaction is expected to close, discounted to the valuation date and adjusted for the fair value of the deal contingency feature. The fair value related to the deal contingency feature will decrease (and any unrealized loss increase or any unrealized gain decrease) as conditions to the closing are met.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/18	12/31/17	09/30/18	12/31/17	09/30/18	12/31/17	09/30/18	12/31/17
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$119	$81	$—	$—	$—	$—	$119	$81
Mutual funds(a)	153	158	—	—	—	—	153	158
Money market funds(b)	31	143	—	—	—	—	31	143
Other equity investment(a)	—	—	8	—	—	—	8	—
Total assets measured at fair value	$303	$382	$8	$—	$—	$—	$311	$382
Fiduciary Assets:
Money market funds	$69	$111	$—	$—	$—	$—	$69	$111
Total fiduciary assets measured at fair value	$69	$111	$—	$—	$—	$—	$69	$111
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$168	$189	$168	$189
FX contract(d)	—	—	—	—	100	—	100	—
Total liabilities measured at fair value	$—	$—	$—	$—	$268	$189	$268	$189
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities in the consolidated balance sheets.
During the nine-month period ended September 30, 2018, there were no assets or liabilities that were transferred between any of the levels.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine month periods ending September 30, 2018 and 2017 that represent the FX Contract and contingent consideration related to acquisitions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Balance at beginning of period,	$185	$203	$189	$241
Additions	8	2	34	36
Payments	(35)	(42)	(76)	(107)
Revaluation Impact	8	5	19	(3)
Change in fair value of the FX contract	100	—	100	—
Other (a)	2	2	2	3
Balance at September 30,	$268	$170	$268	$170
(a) Primarily reflects the impact of foreign exchange.
As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $19 million in the nine-month period ended September 30, 2018. A 5% increase in the projections used to estimate the contingent consideration would increase the liability by approximately $41 million. A 5% decrease would decrease the liability by approximately $31 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $296 million and $405 million at September 30, 2018 and December 31, 2017, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. The shares of AF have been trading below the Company’s carrying value since November of 2017, but had traded within 10% of the Company’s carrying value through much of the first quarter of 2018. In May 2018, the trading price declined to 30% to 35% below the Company’s cost and remained at the discounted level through the third quarter of 2018. The Company considered several factors in assessing the carrying value of its investment in AF, including its financial position, the near- and long-term prospects of AF and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. However, based on the duration of time and the extent to which the shares traded below their cost, the Company could not develop sufficient objective evidence to support a recovery of the price in the relatively near future. As such, the Company concluded the decline in value of the investment was other than temporary and recorded a charge of $81 million in the third quarter of 2018. As of September 30, 2018, the carrying value of the Company’s investment in AF of approximately $153 million was equal to its fair value based on the share price of 4.95 Rand per share, the closing price on September 30, 2018.
The Company has other investments in private insurance and consulting companies with a carrying value of $60 million and $63 million at September 30, 2018 and December 31, 2017, respectively.
The Company’s investment in Alexander Forbes and its other certain equity investments in insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments on a one quarter lag.
Private Equity Investments
The Company's investments in private equity funds were $83 million and $76 million at September 30, 2018 and December 31, 2017, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets.
Other Investments
At September 30, 2018 the Company held certain equity investments with readily determinable market values of $132 million. During the first nine months of 2018, the Company recorded an investment gain of $38 million, which reflects the increase in the market value of these investments as compared to December 31, 2017. The Company also holds investments without readily determinable market values of $70 million at September 30, 2018. The Company recorded a gain of approximately $6 million, which reflects the increase in market value based on price changes from recent transactions related to such investments.
11.    Derivatives
On September 20, 2018, the Company entered into the FX Contract for the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price. The Company will purchase £5.2 billion at a contracted exchange rate. The settlement of the FX Contract is contingent upon the closing of the JLT Transaction. The all in contract exchange rate includes the cost of a liquidity premium (due to the size of the JLT Transaction) and a deal contingent feature, which together increased the exchange rate in the FX Contract to purchase the £5.2 billion by
.0343. The all in contract exchange rate is fixed through March 29, 2019, increases by .00016 through June 28, 2019 and by 0.000145 each day thereafter until the JLT Transaction closes.
The FX Contract is measured at fair value and the resulting gain or loss is recorded in the consolidated statements of income. The fair value was determined using the probability distribution approach, comparing the all in forward rate to the foreign exchange rate for possible dates the JLT Transaction is expected to close, discounted to the valuation date and adjusted for the fair value of the deal contingency feature. The fair value related to the deal contingency feature will decrease (and any unrealized loss increase or any unrealized gain decrease) as conditions to the closing are met. An unrealized loss of $100 million related to the change in fair value during the period from September 20, 2018 and September 30, 2018 was recorded in the consolidated statement of income. The FX Contract does not qualify for hedge accounting treatment under applicable accounting guidance. The Company expects to record fair value gains or losses, which may be significant, through the consolidated statement of income until the closing of the Transaction.
12.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at September 30, 2018 the actual allocation for the Company's U.S. Plan was 63% equities and equity alternatives and 37% fixed income. The target allocation for the U.K. Plans at September 30, 2018 was 34% equities and equity alternatives and 66% fixed income. At September 30, 2018, the actual allocation for the U.K. Plans was 37% equities and equity alternatives and 63% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2017. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2018	2017	2018	2017
Service cost	$8	$19	$1	$—
Interest cost	114	125	—	1
Expected return on plan assets	(213)	(232)	—	—
Amortization of prior service (credit) cost	—	—	(1)	1
Recognized actuarial loss	36	42	1	—
Net periodic benefit (credit) cost	$(55)	$(46)	$1	$2
Settlement loss	—	1	—	—
Total (credit) cost	$(55)	$(45)	$1	$2

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Service cost	$25	$56	$1	$—
Interest cost	349	371	2	3
Expected return on plan assets	(652)	(686)	—	—
Amortization of prior service (credit) cost	(1)	(1)	(3)	2
Recognized actuarial loss	110	125	1	—
Net periodic benefit (credit) cost	$(169)	$(135)	$1	$5
Curtailment gain	—	(1)	—	—
Settlement loss	—	2	—	—
Total (credit) cost	$(169)	$(134)	$1	$5
As discussed in Note 18, effective January 1, 2018, the Company adopted the new guidance that changes the presentation of net periodic pension cost and net periodic post-retirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs. Accordingly, the Company has reclassified prior period information in the following chart to conform with the current year's presentation:

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2018	2017	2018	2017
Compensation and benefits expense (Operating income)	$8	$19	$1	$—
Other net benefit (credits) cost	(63)	(64)	—	2
Total (credit) cost	$(55)	$(45)	$1	$2

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Compensation and benefits expense (Operating income)	$25	$56	$1	$—
Other net benefit (credits) cost	(194)	(190)	—	5
Total (credit) cost	$(169)	$(134)	$1	$5

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	58	66	—	—
Expected return on plan assets	(89)	(89)	—	—
Amortization of prior service (credit) cost	—	—	—	1
Recognized actuarial loss (gain)	14	9	—	—
Net periodic benefit (credit) cost	$(17)	$(14)	$—	$1

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	176	198	1	1
Expected return on plan assets	(268)	(268)	—	—
Amortization of prior service (credit) cost	—	—	(1)	3
Recognized actuarial loss (gain)	41	28	—	(1)
Net periodic benefit (credit) cost	$(51)	$(42)	$—	$3

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2018	2017	2018	2017
Service cost	$8	$19	$1	$—
Interest cost	56	59	—	1
Expected return on plan assets	(124)	(143)	—	—
Amortization of prior service (credit) cost	—	—	(1)	—
Recognized actuarial loss	22	33	1	—
Net periodic benefit (credit) cost	$(38)	$(32)	$1	$1
Settlement loss	—	1	—	—
Total (credit) cost	$(38)	$(31)	$1	$1

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Service cost	$25	$56	$1	$—
Interest cost	173	173	1	2
Expected return on plan assets	(384)	(418)	—	—
Amortization of prior service credit	(1)	(1)	(2)	(1)
Recognized actuarial loss	69	97	1	1
Net periodic benefit (credit) cost	$(118)	$(93)	$1	$2
Curtailment gain	—	(1)	—	—
Settlement loss	—	2	—	—
Total (credit) cost	$(118)	$(92)	$1	$2
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits

September 30,	2018	2017	2018	2017
Weighted average assumptions:
Expected return on plan assets	5.83%	6.64%	—	—
Discount Rate	3.07%	3.40%	3.21%	3.64%
Rate of compensation increase	1.73%	1.77%	—	—
The Company made approximately $87 million of contributions to its U.S. and non-U.S. defined benefit plans in the first nine months of 2018. The Company expects to contribute approximately $22 million to its U.S. pension and non-U.S. pension plans during the remainder of 2018.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $100 million and $99 million for the nine months ended September 30, 2018 and 2017, respectively. The cost of the U.K. DC Plans was $61 million and $56 million for the nine months ended September 30, 2018 and 2017, respectively.

13.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2018	December 31, 2017
Short-term:
Commercial paper	$75	$—
Current portion of long-term debt	563	262
	638	262
Long-term:
Senior notes – 2.55% due 2018 (a)	250	250
Senior notes – 2.35% due 2019	300	299
Senior notes – 2.35% due 2020	499	498
Senior notes – 4.80% due 2021	499	498
Senior notes – 2.75% due 2022	497	496
Senior notes – 3.30% due 2023	348	348
Senior notes – 4.05% due 2023	248	248
Senior notes – 3.50% due 2024	597	596
Senior notes – 3.50% due 2025	496	496
Senior notes – 3.75% due 2026	596	596
Senior notes – 5.875% due 2033	298	297
Senior notes – 4.35% due 2047	492	492
Senior notes – 4.20% due 2048	592	—
Mortgage – 5.70% due 2035	361	370
Other	2	3
	6,075	5,487
Less current portion	563	262
	$5,512	$5,225
(a) Repaid on October 15, 2018.
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $75 million of commercial paper outstanding at September 30, 2018 at an effective interest rate of 2.41%.
On September 18, 2018, the Company entered into a bridge loan agreement to finance the pending JLT acquisition. The bridge loan agreement provides for commitments in the aggregate principal amount of £5.2 billion. Under the bridge loan agreement, any loans will mature 364 days from the date of the first borrowing, and the Company will be required to comply with certain covenants including maintaining an interest coverage ratio and leverage ratio within specified levels. The Company paid approximately $24 million of customary upfront fees related to the bridge loan at the inception of the loan commitment, of which $3 million was amortized as interest expense based on the period of time the facility is expected to be in effect (including any loans outstanding). Any borrowings under the bridge loan agreement will accrue interest at an annual rate based on the London Interbank Offered Rate for British pounds sterling, plus an applicable margin based on the Company’s debt ratings and also increasing over time while loans are outstanding. The Company will also be required to pay a duration fee in an amount equal to 50, 75 and 100 basis points on the principal amount of loans, if any, outstanding on the 90th, 180th and 270th day, respectively, after the closing date of the facility, as well as an "unused fee" accruing on the available but unused commitments at a rate that varies with the Company’s debt ratings. Unused commitments will be reduced, and loans under the bridge loan agreement prepaid, with the proceeds of certain debt or equity issuances or asset sales. There were no borrowings under the bridge loan agreement at September 30, 2018. The commitments under the bridge loan agreement are expected to be reduced, and any loans thereunder refinanced, with long-term financing.

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
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2018.
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

	September 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$638	$637	$262	$264
Long-term debt	$5,512	$5,477	$5,225	$5,444
The fair value of the Company’s short-term debt consists primarily of commercial paper and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt is classified as Level 2 in the fair value hierarchy.
14.    Restructuring Costs
During the second quarter of 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. As of September 30, 2018, the Company has incurred restructuring severance and consulting costs of $84 million related to this initiative.
In addition to the changes discussed above, the Company incurred $11 million of restructuring costs related to severance and future rent under non-cancelable leases. These costs were incurred in Risk and Insurance Services ($3 million), Consulting ($1 million) and Corporate ($7 million).
Details of the restructuring activity from January 1, 2017 through September 30, 2018, which includes liabilities from actions prior to 2018, are as follows:

(In millions)	Liability at 1/1/17	Amounts Accrued	Cash Paid	Other	Liability at 12/31/17	Amounts Accrued	Cash Paid	Other	Liability at 9/30/18
Severance	$32	$31	$(49)	$1	$15	$78	$(52)	$2	$43
Future rent under non-cancelable leases and other costs	61	9	(22)	2	50	17	(28)	1	40
Total	$93	$40	$(71)	$3	$65	$95	$(80)	$3	$83
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

15.    Common Stock
During the first nine months of 2018, the Company repurchased approximately 8.2 million shares of its common stock for consideration of $675 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of September 30, 2018, the Company remained authorized to repurchase up to approximately $866 million in shares of its common stock. There is no time limit on the authorization. During the first nine months of 2017, the Company repurchased approximately 8.0 million shares of its common stock for consideration of $600 million.
The Company issued approximately 3.0 million and 4.6 million shares related to stock compensation and employee stock purchase plans during the first nine months of 2018 and 2017, respectively.
16.    Claims, Lawsuits and Other Contingencies
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
In November 2017, the FCA announced the terms of reference for a market study concerning the wholesale insurance broker sector in the United Kingdom, which affects Marsh and Guy Carpenter. The FCA is conducting the study to assess "how effectively competition is working in the wholesale insurance broker sector" and "how brokers influence competition in the underwriting sector." The FCA expects to publish its report in the first quarter of 2019.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2018, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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

* * * *

The pending proceedings described above and other matters not explicitly described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages, fines, penalties or other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with FASB guidance on Contingencies - Loss Contingencies. Except as described above, the Company is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.

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
Selected information about the Company’s operating segments for the three and nine-month periods ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2018–
Risk and Insurance Services	$1,863	(a)	$293	$6,303	(c)	$1,481
Consulting	1,656	(b)	291	4,974	(d)	805
Total Operating Segments	3,519		584	11,277		2,286
Corporate / Eliminations	(15)		(43)	(39)		(146)
Total Consolidated	$3,504		$541	$11,238		$2,140
2017–
Risk and Insurance Services	$1,763	(a)	$268	$5,668	(c)	$1,318
Consulting	1,587	(b)	311	4,705	(d)	801
Total Operating Segments	3,350		579	10,373		2,119
Corporate / Eliminations	(9)		(44)	(34)		(134)
Total Consolidated	$3,341		$535	$10,339		$1,985
(a) Includes inter-segment revenue $4 million and $1 million in 2018 and 2017, respectively, interest income on fiduciary funds of $18 million and $11 million in 2018 and 2017, respectively, and equity method income of $4 million and $2 million in 2018 and 2017, respectively and $51 million related to the sale of business in 2018.
(b) Includes inter-segment revenue of $11 million and $8 million in 2018 and 2017, respectively, interest income on fiduciary funds of $1 million and $2 million in 2018 and 2017, respectively, and equity method income of $4 million and $3 million in 2018 and 2017, respectively.
(c) Includes inter-segment revenue of $5 million in both 2018 and 2017, interest income on fiduciary funds of $46 million and $28 million in 2018 and 2017, respectively, and equity method income of $10 million and $11 million in 2018 and 2017, respectively and $51 million related to the sale of business in 2018.
(d) Includes inter-segment revenue of $34 million and $29 million in 2018 and 2017, respectively, interest income on fiduciary funds of $3 million in both 2018 and 2017, respectively, and equity method income of $12 million in both 2018 and in 2017, respectively.

Details of operating segment revenue for the three and nine-month periods ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Risk and Insurance Services
Marsh	$1,643	$1,490	$5,106	$4,713
Guy Carpenter	220	273	1,197	955
Total Risk and Insurance Services	1,863	1,763	6,303	5,668
Consulting
Mercer	1,175	1,149	3,504	3,335
Oliver Wyman Group	481	438	1,470	1,370
Total Consulting	1,656	1,587	4,974	4,705
Total Operating Segments	3,519	3,350	11,277	10,373
Corporate / Eliminations	(15)	(9)	(39)	(34)
Total	$3,504	$3,341	$11,238	$10,339
18.    New Accounting Guidance
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
The impact of adoption of the new revenue standard on the Company's consolidated income statement was as follows (in millions):

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	As Reported	Revenue Standard Impact	Legacy GAAP	As Reported	Revenue Standard Impact	Legacy GAAP
Revenue	$3,504	$58	$3,562	$11,238	$(127)	$11,111
Expense:
Compensation and benefits	2,083	12	2,095	6,442	(58)	6,384
Other operating expenses	880	—	880	2,656	—	2,656
Operating expenses	2,963	12	2,975	9,098	(58)	9,040
Operating income	541	46	587	2,140	(69)	2,071
Other net benefit credits	63	—	63	194	—	194
Interest income	2	—	2	8	—	8
Interest expense	(69)	—	(69)	(198)	—	(198)
Investment (loss)	(52)	—	(52)	(24)	—	(24)
Change in fair value of acquisition related FX contract	(100)	—	(100)	(100)	—	(100)
Income before income taxes	385	46	431	2,020	(69)	1,951
Income tax expense	106	12	118	509	(18)	491
Net income before non-controlling interests	279	34	313	1,511	(51)	1,460
Less: Net income attributable to non-controlling interests	3	—	3	14	—	14
Net income attributable to the Company	$276	$34	$310	$1,497	$(51)	$1,446

The impact of adoption of the new revenue standard on the Company's consolidated balance sheet was as follows (in millions):

	September 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
ASSETS
Current assets:
Cash and cash equivalents	$951	$—	$951
Net receivables	4,476	(175)	4,301
Other current assets	539	(290)	249
Total current assets	5,966	(465)	5,501
Goodwill and intangible assets	10,764	—	10,764
Fixed assets, net	707	—	707
Pension related assets	1,814	—	1,814
Deferred tax assets	497	121	618
Other assets	1,381	(238)	1,143
TOTAL ASSETS	$21,129	$(582)	$20,547

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$638	$—	$638
Accounts payable and accrued liabilities	2,293	(143)	2,150
Accrued compensation and employee benefits	1,406	—	1,406
Accrued income taxes	179	—	179
Dividends payable	211	—	211
Total current liabilities	4,727	(143)	4,584
Fiduciary liabilities	5,185	—	5,185
Less - cash and investments held in a fiduciary capacity	(5,185)	—	(5,185)
	—	—	—
Long-term debt	5,512	—	5,512
Pension, post-retirement and post-employment benefits	1,727	—	1,727
Liabilities for errors and omissions	303	—	303
Other liabilities	1,322	(24)	1,298
Total equity	7,538	(415)	7,123
TOTAL LIABILITIES AND EQUITY	$21,129	$(582)	$20,547

The impact of adoption of the new revenue standard on the Company's consolidated statement of cash flow was as follows (in millions):

	Nine Months Ended September 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Operating cash flows:
Net income before non-controlling interests	$1,511	$(51)	$1,460
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	236	—	236
Amortization of intangible assets	135	—	135
Adjustments and payments related to contingent consideration liability	(10)	—	(10)
Provision for deferred income taxes	66	—	66
Gain on investments	24	—	24
Gain on disposition of assets	(53)	—	(53)
Share-based compensation expense	146	—	146
Change in fair value of acquisition related FX contract	100	—	100
Changes in assets and liabilities:
Net receivables	(210)	107	(103)
Other current assets	19	(28)	(9)
Other assets	(51)	(6)	(57)
Accounts payable and accrued liabilities	(3)	(21)	(24)
Accrued compensation and employee benefits	(312)	—	(312)
Accrued income taxes	(13)	—	(13)
Contributions to pension excess of expense/credit	(250)	—	(250)
Other liabilities	11	(1)	10
Effect of exchange rate changes	(27)	—	(27)
Net cash provided by operations	$1,319	$—	$1,319
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
New Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued new guidance that amends required fair value measurement disclosures. The guidance adds new requirements, eliminates some current disclosures and modifies other required disclosures. The new disclosure requirements, along with modifications made to disclosures as a result of the change in requirements for narrative descriptions of measurement uncertainty, must be applied on a prospective basis. The effects of all other amendments included in the guidance must be applied retrospectively for all periods presented. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. Adoption of this guidance will impact disclosures only and will not have an impact on the Company's financial position or results of operations.
In August 2018, the FASB issued new guidance that amends disclosures related to Defined Benefit Plans. The guidance removes disclosures that no longer are considered cost-beneficial, clarifies the specific requirements of certain disclosures, and adds disclosure requirements identified as relevant. The guidance must be applied on a retrospective basis. The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Adoption of this guidance will impact disclosures only and will not have an impact on the Company's financial position or results of operations.
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
In February 2016, the FASB issued new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification, which for lessees, will be defined as either a financing or operating leases under the new guidance. However, unlike current GAAP, which only requires recognition of capital leases on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements.

The new guidance on leases is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company will adopt this new standard effective January 1, 2019, using the modified retrospective method, and apply the new guidance beginning in the year of adoption. Prior period information will not be restated. The cumulative effect of initially applying the guidance is recognized as an adjustment to retained earnings at January 1, 2019. The Company is expected to elect to apply the set of practical expedients at transition, which among other things, allows the Company to carry forward historical lease classifications. As a practical expedient, the Company will elect an accounting policy not to separate non-lease components from lease components and instead, account for these components as a single lease component. Substantially all of the Company’s leases are operating leases.
The Company expects to recognize a lease liability ranging from approximately $1.7 billion to $2 billion and a corresponding right of use asset ("ROU asset") ranging from $1.5 billion to $1.7 billion, including the de-recognition of approximately $200 million to $300 million of unamortized lease incentives and restructuring liabilities, upon the adoption of this standard, with minimal impact on the consolidated statement of income.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy and people. Its businesses include: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and Investment related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With approximately 65,000 colleagues worldwide and annual revenue of more than $14 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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

A reconciliation of segment operating income to total operating income is included in Note 17 to the consolidated financial statements included in Part I Item 1 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
Pending Acquisition
On September 18, 2018, the Company announced that it had reached agreement on the terms of a recommended cash acquisition of Jardine Lloyd Thompson Group plc, a public company organized under the laws of England and Wales ("JLT") (the "Transaction"). Under the terms of the Transaction, JLT shareholders will receive £19.15 in cash for each JLT share, which values JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1). The Company intends to implement the Transaction by way of a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended.
The Transaction will be subject to conditions and certain further terms, including, among others, (i) the approval by a majority in number of JLT shareholders voting on the Transaction who also represent not less than 75% in value of those JLT shareholders, (ii) the sanction of the Transaction by the High Court of Justice in England and Wales, (iii) completion of the transaction no later than December 31, 2019 and (iv) the receipt of certain antitrust, regulatory and other approvals. Subject to the satisfaction or waiver of all relevant conditions, the Transaction is expected to be completed in the spring of 2019.
In connection with the Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into a deal contingent foreign exchange contract (the "FX Contract") to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S dollars at a contracted exchange rate. The FX Contract is discussed in Note 11 to the consolidated financial statements. An unrealized loss of $100 million related to the fair value changes to this derivative has been recognized in the consolidated statement of income for the three months ended September 30, 2018. The Company expects to record fair value gains and losses, which may be significant, through its income statement until the completion of the transaction.
In addition, to finance the transaction the Company entered into a bridge loan agreement with aggregate commitments of £5.2 billion. The Company paid approximately $24 million for customary upfront fees related to the bridge loan at the inception of the loan commitment, which will be amortized as interest expense based on the period of time the facility is expected to be in effect. The Company recorded interest expense of approximately $3 million in the third quarter of 2018 related to the amortization of the bridge loan fees. The commitments under the bridge credit agreement are expected to be reduced, or any loans borrowed thereunder repaid, with long-term financing.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2018	2017	2018	2017
Revenue	$3,504	$3,341	$11,238	$10,339
Expense:
Compensation and Benefits	2,083	1,968	6,442	5,971
Other Operating Expenses	880	838	2,656	2,383
Operating Expenses	2,963	2,806	9,098	8,354
Operating Income	541	535	2,140	1,985
Net income before non-controlling interests	279	397	1,511	1,482
Net Income Attributable to the Company	$276	$393	$1,497	$1,463
Net Income Per Share Attributable to the Company:
Basic	$0.55	$0.77	$2.96	$2.85
Diluted	$0.54	$0.76	$2.93	$2.81
Average Number of Shares Outstanding:
Basic	504	512	506	514
Diluted	510	519	512	520
Shares outstanding at September 30,	504	511	504	511
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
The Company's consolidated operating income of $541 million in the third quarter of 2018 increased 1% compared to the prior year period. This reflects increases of 9% from the impact of acquisitions and a 3% increase in underlying earnings, partly offset by a decrease of 9% related to the impact of applying the new revenue recognition standard and 1% related to the impact of foreign currency translation.
Diluted net income per share attributable to the Company decreased 29% compared to the prior year period, reflecting the impact of the change in fair value of the FX Contract, a charge related to the Company's investment in Alexander Forbes and higher interest expense, partly offset by higher operating income, the impact of a lower effective tax rate in 2018 compared to 2017 due to U.S. tax reform and a 2% decrease in the average number of diluted shares outstanding. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters.
The Company's consolidated operating income of $2.1 billion in the first nine months of 2018 increased 8% compared to the prior year period. This reflects increases of 3% related to the impact of applying the new revenue recognition standard, 1% related to the impact of foreign currency translation and 3% from the impact of acquisitions. Underlying operating earnings were flat in the first nine months of 2018.
Diluted net income per share attributable to the Company increased 4% when compared to the prior year period, reflecting the items discussed above.
See Note 18 to the consolidated financial statements for the reconciliation of the impact of applying new revenue guidance on the consolidated statement of income for the quarter ended September 30, 2018.

Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in more than 130 countries. As a result, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. In addition, as described in Note 18 to the consolidated financial statements, the Company adopted new accounting guidance related to revenue recognition, which had a significant impact on the timing of revenue recognition. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, and the adoption of the new revenue recognition guidance on the Company’s operating revenues by segment was as follows:

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Risk and Insurance Services
Marsh	$1,630	$1,482	10%	(1)%	6%	2%	3%
Guy Carpenter	215	270	(20)%	—	—	(31)%	11%
Subtotal	1,845	1,752	5%	(1)%	5%	(3)%	4%
Fiduciary Interest Income	18	11
Total Risk and Insurance Services	1,863	1,763	6%	(1)%	5%	(3)%	5%
Consulting
Mercer	1,175	1,149	2%	(2)%	1%	—	3%
Oliver Wyman Group	481	438	10%	(1)%	—	—	11%
Total Consulting	1,656	1,587	4%	(2)%	1%	—	5%
Corporate / Eliminations	(15)	(9)
Total Revenue	$3,504	$3,341	5%	(1)%	3%	(2)%	5%

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Marsh:
EMEA	$441	$426	3%	(1)%	4%	—	—
Asia Pacific	167	164	2%	(3)%	2%	—	3%
Latin America	96	95	1%	(10)%	5%	—	7%
Total International	704	685	3%	(3)%	4%	—	2%
U.S. / Canada	926	797	16%	—	8%	3%	5%
Total Marsh	$1,630	$1,482	10%	(1)%	6%	2%	3%
Mercer:
Defined Benefit Consulting & Administration	$300	$336	(10)%	(1)%	(7)%	—	(3)%
Investment Management & Related Services	225	194	16%	(5)%	11%	—	9%
Total Wealth	525	530	(1)%	(2)%	—	—	2%
Health	415	401	3%	(1)%	1%	(1)%	4%
Career	235	218	8%	(2)%	6%	—	5%
Total Mercer	$1,175	$1,149	2%	(2)%	1%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, changes in estimate methodology and the impact of the new revenue standard.

*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Risk and Insurance Services
Marsh	$5,073	$4,692	8%	2%	3%	—	3%
Guy Carpenter	1,184	948	25%	1%	—	16%	7%
Subtotal	6,257	5,640	11%	2%	3%	2%	4%
Fiduciary Interest Income	46	28
Total Risk and Insurance Services	6,303	5,668	11%	2%	3%	2%	4%
Consulting
Mercer	3,504	3,335	5%	1%	1%	—	3%
Oliver Wyman Group	1,470	1,370	7%	2%	—	—	5%
Total Consulting	4,974	4,705	6%	2%	1%	—	4%
Corporate / Eliminations	(39)	(34)
Total Revenue	$11,238	$10,339	9%	2%	2%	1%	4%

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
(In millions)	2018	2017
Marsh:
EMEA	$1,610	$1,512	6%	5%	1%	—	—
Asia Pacific	514	484	6%	1%	1%	—	4%
Latin America	279	274	2%	(6)%	3%	—	5%
Total International	2,403	2,270	6%	3%	1%	—	1%
U.S. / Canada	2,670	2,422	10%	—	5%	(1)%	5%
Total Marsh	$5,073	$4,692	8%	2%	3%	—	3%
Mercer:
Defined Benefit Consulting & Administration	$959	$1,010	(5)%	3%	(3)%	—	(4)%
Investment Management & Related Services	683	572	19%	1%	6%	—	12%
Total Wealth	1,642	1,582	4%	2%	—	—	2%
Health	1,286	1,239	4%	1%	—	(1)%	4%
Career	576	514	12%	1%	6%	—	5%
Total Mercer	$3,504	$3,335	5%	1%	1%	—	3%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, changes in estimate methodology and the impact of the new revenue standard.

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the third quarter of 2018 was $3.5 billion, an increase of 5%, on both a reported and underlying basis. The revenue increase also reflects an increase of 3% from the impact of acquisitions offset by decreases of 2% related to applying the new revenue recognition standard and 1% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the third quarter of 2018 was $1.9 billion, an increase of 6% from the same quarter of the prior year or 5% on an underlying basis. The revenue increase also reflects an increase of 5% from acquisitions partly offset by decreases of 3% from applying the new revenue recognition standard and 1% from the impact of foreign currency translation. Consulting revenue of $1.7 billion in the third quarter of 2018 increased 4%, or 5% on an underlying basis. The application of the new revenue recognition standard had a negligible impact on Consulting revenue in the quarter, while the impact of foreign currency translation decreased revenue by 2% and acquisitions increased revenue by 1% in the third quarter of 2018 as compared to the same period last year.
For the first nine months of 2018, consolidated revenue increased 9% or 4% on an underlying basis. The revenue increase reflects increases of 1% from applying the new revenue recognition standard, 2% from the impact of foreign currency translation and 2% from acquisitions. Risk and Insurance Services revenue increased 11% from the same period in 2017, or 4% on an underlying basis. The revenue increase reflects increases of 2% from applying the new revenue recognition standard, 2% from the impact of foreign currency translation and 3% from acquisitions. Consulting revenue increased 6% compared with the nine-month period last year, or 4% on an underlying basis. The application of the new revenue recognition standard had a negligible impact on Consulting revenue in the first nine months of the year, while the impact of foreign currency translation increased revenue by 2% and acquisitions increased revenue by 1% in 2018 as compared to the same period last year.
Operating Expense
Consolidated operating expense in the third quarter increased 6% compared with the same period last year, reflecting increases of 5% on an underlying basis and 2% from acquisitions partly offset by a decrease of 1% from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salaries, incentive compensation, asset based fees, recoverable expenses and outside service costs as well as the impact of severance and consulting costs related to the Marsh simplification initiative discussed below under "Risk and Insurance Services Expense".
Expenses for the nine months of 2018 increased 9% compared to the same period in 2017, reflecting a 5% increase on an underlying basis, a 2% increase from acquisitions, a 2% increase from the impact of foreign currency translation and an increase of 1% due to the application of the new revenue standard. The increase in underlying expenses is primarily due to higher base salaries, asset based fees, recoverable expenses and outside service costs as well as the impact of severance and consulting costs related to the Marsh simplification initiative.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Revenue	$1,863	$1,763	$6,303	$5,668
Compensation and Benefits	1,103	1,045	3,416	3,084
Other Operating Expenses	467	450	1,406	1,266
Expense	1,570	1,495	4,822	4,350
Operating Income	$293	$268	$1,481	$1,318
Operating Income Margin	15.7%	15.2%	23.5%	23.3%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2018 was $1.9 billion, an increase of 6% as compared to the same period last year, reflecting a 5% increase in underlying revenue and a 5% increase related to acquisitions partly offset by a 3% decrease related to the impact of the new revenue recognition standard, and a 1% decrease related to the impact of foreign currency translation.
In Marsh, revenue in the third quarter of 2018 was $1.6 billion, an increase of 10% compared with the same quarter of the prior year, reflecting an increase in underlying revenue of 3%, a 6% increase from acquisitions and a 2% increase related to the impact of the new revenue recognition standard partly offset by a 1% decrease related to the impact of foreign currency translation. In U.S./Canada, underlying revenue increased 5% compared to prior year. Revenue in International operations grew 2% on an underlying basis, with growth of 3% in Asia Pacific, 7% in Latin America while growth in EMEA was flat. Guy Carpenter's third quarter revenue decreased 20% reflecting a 31% decrease related to the impact of the new revenue recognition standard. On an underlying basis revenue increased 11%.
Revenue in the Risk and Insurance Services segment increased 11% in the first nine months of 2018 compared with 2017, or 4% on an underlying basis. In Marsh, underlying revenue increased 5% in U.S./Canada. The international division increased 1% on an underlying basis, reflecting a 4% increase in Asia Pacific and a 5% increase in Latin America while growth in EMEA was flat. Guy Carpenter's revenue in the first nine months of 2018 increased 25%, reflecting a 7% increase on an underlying basis, a 16% increase related to the impact of the new revenue recognition standard and a 1% increase related to the impact of foreign currency translation.
Expense
Expenses in the Risk and Insurance Services segment increased 5% in the third quarter of 2018 compared with the same period last year, reflecting increases of 4% in underlying expenses and 3% related to acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation and 1% related to the impact of the new revenue recognition standard.
During the second quarter of 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. The Company incurred restructuring severance and consulting costs related to this initiative of $29 million and $84 million in the three and nine month periods ended September 30, 2018, respectively. The Company expects to incur additional costs of approximately $20 million related to this initiative.
During the quarter, restructuring and related charges increased underlying expenses by approximately 2%. The remaining increase in underlying expense was primarily due to higher base salaries and information technology costs.
Expenses for the nine month period of 2018 increased 11% compared to the prior year, reflecting increases of 5% in underlying expenses, 2% related to acquisitions, 2% from the impact of foreign currency translation and 2% related to the impact of the new revenue recognition standard. The underlying expense increase is primarily due to the items discussed above.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Revenue	$1,656	$1,587	$4,974	$4,705
Compensation and Benefits	895	843	2,753	2,635
Other Operating Expenses	470	433	1,416	1,269
Expense	1,365	1,276	4,169	3,904
Operating Income	$291	$311	$805	$801
Operating Income Margin	17.6%	19.6%	16.2%	17.0%
Revenue
Revenue in the Consulting segment in the third quarter of 2018 was $1.7 billion, an increase of 4% compared to the same period last year, reflecting a 5% increase in underlying revenue and a 1% increase from acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. The new revenue recognition standard had a negligible impact on Consulting revenue in the third quarter of 2018.
Mercer's revenue of approximately $1.2 billion increased 2% compared to the prior year, reflecting a 3% increase on an underlying basis and a 1% increase from acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. On an underlying basis, revenue in Health increased 4%, Career increased 5%, and Wealth increased 2%. Within Wealth, Investment Management & Related Services increased 9% and Defined Benefit Consulting & Administration decreased 3% compared to the same period last year. Oliver Wyman's revenue increased 10% to $481 million, reflecting an increase of 11% on an underlying basis partly offset by a 1% decrease from the impact of foreign currency translation. The new revenue recognition standard had a negligible impact on Mercer's revenue and no impact on Oliver Wyman's revenue in the quarter.
Consulting revenue in the first nine months of 2018 increased 6%. Underlying revenue increased 4% with underlying growth of 3% at Mercer and 5% at Oliver Wyman.
Expense
Consulting expenses in the third quarter of 2018 increased 7% as compared to the third quarter of 2017. This reflects an underlying expense increase of 7% and a 1% increase from acquisitions, partly offset by a 1% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salaries, incentive compensation, asset-based fees, recoverable expenses and outside service costs.
Underlying expenses for the nine months of 2018 increased 4% as compared to 2017, primarily due to higher base salaries, asset-based fees, recoverable expenses and outside service costs.
Corporate and Other
Corporate expenses were $43 million and $44 million for the third quarter of 2018 and 2017, respectively. For the first nine months of 2018 Corporate expenses were $146 million compared with $134 million for the same period last year. The increase in expenses is primarily due to one-time bonus payments related to U.S. tax reform.
Interest
Interest income earned on corporate funds was $2 million in both the third quarter of 2018 and 2017, and $8 million for the nine month period of 2018 compared with $6 million for the same period in 2017. Interest income increased primarily due to the impact of higher interest rates. Interest expense increased $9 million in the third quarter of 2018 compared with the third quarter of 2017 and increased $20 million for the nine months of 2018 compared with the same period last year primarily due to higher average debt outstanding in 2018 and bridge loan financing fees.
Investment Income
The caption "Investment income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other-than-temporary declines in the value of securities, mark-to-market increases/decreases in equity investments with readily determinable fair values and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds.
As discussed in Note 18 to the consolidated financial statements, effective January 1, 2018, the Company prospectively adopted a new accounting standard that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company holds certain equity investments that under legacy GAAP were previously treated as available for sale securities, whereby the mark-to-market change was recorded to other comprehensive income in its consolidated balance sheet. The Company recorded a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax, as of December 31, 2017 from other comprehensive income to retained earnings. Therefore, prior periods have not been restated.
The Company recorded net investment losses of $52 million and $24 million for the three and nine month periods ended September 30, 2018, respectively, compared to a net investment loss of $2 million and a net investment gain of $3 million for the three and nine month periods ended September 30, 2017, respectively. The net investment losses in 2018 reflect the impact of an $81 million charge recorded in the third quarter of 2018 related to the Company's equity investment in Alexander Forbes (see Note 10 to the consolidated financial statements). The three months ended September 30, 2018 also includes gains of $25 million related to mark-to-market changes in equity securities and gains of $4 million related to investments in private equity funds. The nine months ended September 30, 2018 also includes gains of $43 million related to mark-to-market changes in equity securities and gains of $14 million related to investments in private equity funds and other investments.
Income Taxes
On December 22, 2017, the U.S. tax legislation commonly known as the "Tax Cuts and Jobs Act" (the "TCJA") significantly changed the U.S. Internal Revenue Code of 1986, as amended. The TCJA generally became effective on January 1, 2018. The TCJA provided for a reduction in the U.S. corporate tax rate to 21% and the creation of a new method of taxing non-U.S. based operations. The TCJA also changed the deductibility of certain expenses, primarily executive officers’ compensation and interest. In the fourth quarter of 2017 the Company recorded a provisional charge of $460 million related to the enactment of the TCJA. As discussed in Note 2 to the consolidated financial statements this provisional charge has been adjusted in 2018. The TCJA provided for a transition to a new method of taxing non-U.S. based operations via a transition tax on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional charge of $240 million in the fourth quarter of 2017 as an estimate of U.S. transition taxes and ancillary effects, including state taxes and foreign withholding taxes related to the change in permanent reinvestment status with respect to our pre-2018 foreign earnings. This transition tax is payable over eight years. The reduction of the U.S. corporate tax rate from 35% to 21% reduced the value of the U.S. deferred tax assets and liabilities; accordingly, a charge of $220 million was recorded. Adjustments during the first nine months of 2018 to the provisional estimates of transition taxes and to U.S. deferred tax assets and liabilities, have decreased income tax expense by $14 million and increased income tax expense by $3 million, respectively.

These estimates may be further adjusted during 2018 after the Company has finalized its analysis of all the relevant information and implementation guidance as it is issued and filed its 2017 state and local tax returns.
The Company's effective tax rate in the third quarter of 2018 was 27.5% compared with 26.2% in the third quarter of 2017. The effective tax rates for the first nine months of 2018 and 2017 were 25.2% and 25.9%, respectively. The rate in the first nine months of 2018 reflects ongoing impacts of the TCJA, primarily the reduced 21% U.S. statutory rate and certain tax planning benefits, largely offset by higher estimated costs from the new method of taxing non-U.S. based operations, greater disallowance of compensation and entertainment deductions, as well as the effect of a charge related to the Company’s investment in Alexander Forbes as discussed in Note 10 to the consolidated financial statements and a decrease in excess tax benefits related to share compensation. The rates in 2017 reflect foreign operations taxed at rates below the 35% U.S. statutory tax rate, including the effect of repatriation. The tax rates in both periods reflect the impact of discrete tax matters, tax legislation and nontaxable adjustments to contingent acquisition consideration.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. Thus, a shift in the mix of profits among jurisdictions can affect the effective tax rate. A significant portion of the Company's profits are earned outside the U.S. In 2018, the forecasted pre-tax income in the U.K., Barbados, Canada, Australia, and Ireland, is expected to account for approximately 60% of the Company's total non-U.S. pre-tax income, with estimated effective tax rates in those countries of 23%, 0.4%, 27%, 31%, and 13%, respectively.
Losses in one jurisdiction generally cannot offset earnings in another, and within certain jurisdictions, profits and losses may not offset between entities. Consequently, losses in certain jurisdictions may require valuation allowances affecting the effective tax rate, depending on estimates of the realizability of associated deferred tax assets. The tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from $71 million at December 31, 2017 to $72 million at September 30, 2018 due to current accruals partially offset by settlements of audits and expirations of statutes of limitation. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $9 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At September 30, 2018, the Company had approximately $884 million of cash and cash equivalents in its foreign operations, which includes $172 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating foreign funds from its non-U.S. operating subsidiaries out of current annual earnings, and with respect to repatriating 2017 and prior earnings, it is in the process of fully evaluating such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries as it considers its permanent reinvestment assertions going forward in light of the enactment at the end of 2017 of the TCJA.
In the first nine months of 2018, the Company recorded foreign currency translation adjustments which decreased net equity by approximately $535 million. Continued strengthening of the U.S. dollar against foreign currencies would further reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company generated $1.3 billion of cash from operations for the nine month period ended September 30, 2018, compared to $1.1 billion generated by operations in the first nine months of 2017. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first nine months of 2018, the Company contributed $65 million to its non-U.S. defined benefit pension plans and $22 million to its U.S. defined benefit pension plans. In the first nine months of 2017, the Company contributed $166 million to its non-U.S. defined benefit pension plans and $27 million to its U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines.
Outside the U.S., the Company has a large number of defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2017. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. defined benefits plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1 of each year. If the funding level on November 1 is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. The funding level was re-assessed on November 1, 2017 and no deficit funding contributions are required in 2018. The funding level will be re-assessed on November 1, 2018. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million over a seven-year period.
The Company expects to fund an additional $17 million to its non-U.S. defined benefit plans over the remainder of 2018, comprising approximately $14 million to plans outside of the U.K. and $3 million to the U.K. plans. The Company also expects to fund an additional $5 million to its U.S. defined benefit plans during the remainder of 2018.
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
The Defined Benefit Pension Plans in the U.K. allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s accounting policy is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the sum of service cost plus interest cost components of net period pension cost of a plan for the year ("settlement thresholds"). Based on the amount of lump sum payments through September 30, 2018, plus estimates of projected lump sum payments through December 31, 2018, it is likely the lump sum payments will exceed the settlement thresholds in one or more of the U.K. plans. If the settlement thresholds are reached in the fourth quarter in one or more of the plans, the Company expects it will record a non-cash settlement charge of $35 to $40 million or more. The amount of the charge will depend on the actual participant elections for lump sum settlements paid through December 31, 2018.
Financing Cash Flows
Net cash used by financing activities was $747 million for the nine-month period ended September 30, 2018, compared with $527 million of net cash used by such activities for the same period in 2017.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $75 million of commercial paper outstanding at September 30, 2018 at an effective interest rate of 2.41%.
In October 2018, the Company repaid $250 million of senior notes.
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
Credit Facilities
On September 18, 2018, the Company entered into a bridge loan agreement to finance the proposed JLT transaction. The Company paid approximately $24 million of customary upfront fees related to the bridge loan at the inception of the loan commitment, which are being amortized as interest expense based on the period of time the facility is expected to be in effect (including any loans outstanding). The bridge loan agreement is discussed in more detail in Note 13 of the consolidated financial statements.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2018.

The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a negative outlook from Moody's and Standard & Poor's.
Share Repurchases
During the first nine months of 2018, the Company repurchased 8.2 million shares of its common stock for total consideration of $675 million at an average price per share of $82.61. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of September 30, 2018, the Company remained authorized to purchase shares of its common stock up to a value of approximately $866 million. There is no time limit on this authorization.
During the first nine months of 2017, the Company repurchased approximately 8.0 million shares of its common stock for consideration of $600 million.
Contingent payments related to acquisitions
During the first nine months of 2018, the Company paid $76 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $47 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $29 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $168 million for acquisitions completed in the first nine months of 2018 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2018.
The Company paid deferred purchase consideration related to prior years' acquisitions of $59 million in the first nine months of 2018. Remaining deferred cash payments of approximately $136 million for acquisitions completed in the first nine months of 2018 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2018.
In the first nine months of 2017, the Company paid $107 million of contingent payments related to acquisitions made in prior periods. Of this amount, $80 million was reported as financing cash flows and $27 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $594 million ($1.165 per share) during the first nine months of 2018, as compared with $545 million ($1.055 per share) during the first nine months of 2017.
Investing Cash Flows
Net cash used for investing activities amounted to $752 million in the first nine months of 2018, compared with $859 million used during the same period in 2017.
The Company paid $536 million and $629 million, net of cash acquired, for acquisitions it made during the first nine months of 2018 and 2017, respectively.
The Company used cash of $222 million to purchase fixed assets and capitalized software in the first nine months of 2018, compared with $217 million in the first nine months of 2017, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $47 million in four private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2018:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$75	$75	$—	$—	$—
Short-term debt	563	563	—	—	—
Long-term debt	5,550	—	1,030	881	3,639
Interest on long-term debt	2,496	227	414	330	1,525
Net operating leases	1,821	290	497	416	618
Service agreements	217	137	60	11	9
Other long-term obligations	336	118	159	59	—
Total	$11,058	$1,410	$2,160	$1,697	$5,791
The above does not include unrecognized tax benefits of $72 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $4 million that may become payable within one year. The above does not include the provisional estimate of remaining transitional tax payments related to the TCJA of $214 million. The above does not include net pension liabilities of approximately $1.6 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities.
The Company expects to contribute approximately $5 million and $17 million to its U.S. and non-U.S. pension plans, respectively, for the remainder of 2018.
The above does not include any estimated payments related to the pending JLT Transaction (see General section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations).
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
The determination of the fair value of the FX Contract requires significant management judgment and assumptions. In particular, estimates of the probability of the Transaction closing dates and the progress toward satisfying conditions to close. The FX Contract is discussed in Note 11 to the consolidated financial statements.
New Accounting Guidance
Note 18 to the consolidated financial statements in this report contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2018
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$951
Fiduciary cash and investments	$5,185
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 17 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2.2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 52% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $50 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at September 30, 2018 hold constant for the rest of 2018, the Company estimates the year-over-year impact from conversion of foreign currency earnings will increase full year net operating income by approximately $14 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
JLT Transaction
The purchase price of the JLT transaction is denominated in GBP. To hedge the risk of appreciation in GBP, the Company entered into an FX Contract, which is discussed in Note 11 to the consolidated financial statements. For each 1% increase or decrease in the GBP/U.S. dollar exchange rate, the fair value of the FX Contract will increase (dollar weakens) or decrease (dollar strengthens) by approximately $70 million.
Equity Price Risk
As discussed in Note 18 to the consolidated financial statements, effective January 1, 2018, the Company adopted a new accounting standard that requires equity investments with readily determinable market values to be measured at fair value with changes in fair value recognized in net income.
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $132 million that are valued using readily determinable fair values and approximately $70 million of investments without readily determinable fair values. The Company also has investments of approximately $296 million that are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. The shares of AF have been trading below the Company’s carrying value since November of 2017, but had traded within 10% of the company’s carrying value through much of the first quarter of 2018. In May, the trading price declined to 30% to 35% below the Company’s cost and remained at the discounted level through the third quarter of 2018. The Company considered several factors in assessing the carrying value of its investment in AF, including its financial position, the near- and long-term prospects of AF and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. Based on the duration of time and the extent to which the shares traded below their cost, the Company could not develop sufficient objective evidence to support a recovery of the price in the relatively near future. As such, the Company concluded the decline in value of the investment was other than temporary and recorded a charge of $81 million in the third quarter of 2018. As of September 30, 2018, the carrying value of the Company’s investment in AF of approximately $153 million was equal to its fair value based on the share price of 4.95 rand per share, the closing price on September 30, 2018.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 16 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements in this report.

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
We and our subsidiaries are also party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters is set forth in Note 16 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
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
Except as otherwise described below, there were no material changes to the risk factors previously disclosed in our 2017 Form 10-K.
We have added the risk factor "The acquisition of JLT may not be consummated, and if consummated, may not perform as expected."
The acquisition of JLT may not be consummated, and if consummated, may not perform as expected.
Our acquisition of JLT may not be consummated, and if consummated, may not perform as expected. We can provide no assurance that the various conditions to closing will be satisfied, including the receipt of any required shareholder, anti-trust, regulatory or other necessary approvals, or as to the terms on which any such approvals are given.  We also can provide no assurance that we will be able to successfully integrate the business or achieve expected cost savings or synergies from such integration, that the acquired business will perform as expected, or that we will not incur unforeseen obligations or liabilities.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 2.1 million shares of its common stock for $175 million during the third quarter of 2018. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of September 30, 2018, the Company remained authorized to repurchase up to approximately $866 million in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2018	623,373	$85.0058	623,373	$987,762,610
August 1-31, 2018	1,238,899	$83.4944	1,238,899	$884,321,501
September 1-30, 2018	217,264	$85.4653	217,264	$865,752,978
Total	2,079,536	$84.1534	2,079,536	$865,752,978
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

Date:	October 26, 2018	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 26, 2018	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

2.1	Rule 2.7 Announcement, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

2.2
Co-operation Agreement, dated as of September 18, 2018, by and among Marsh & McLennan Companies, Inc., MMC Treasury Holdings (UK) Limited and Jardine Lloyd Thompson Group plc. (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

10.1	Shareholder Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

10.2	Form of Director Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

10.3
Bridge Loan Agreement, dated as of September 18, 2018 by and between Marsh & McLennan Companies, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

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