Form 10-K
period 2018-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2019-02-21
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $40,260,247,498 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 29, 2018.
As of February 18, 2019, there were outstanding 505,108,980 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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

•
the impact of any investigations, reviews, market studies or other activity by regulatory or law enforcement authorities, including the ongoing investigations by the European and Brazilian competition authorities;

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

•
the financial and operational impact of complying with laws and regulations where we operate, including cybersecurity and data privacy regulations such as the E.U.’s General Data Protection Regulation, anticorruption laws and trade sanctions regimes;

•
the impact of macroeconomic, political, regulatory or market conditions on us, our clients and the industries in which we operate, including the impact and uncertainty around Brexit or the inability to collect on our receivables;

•	the regulatory, contractual and reputational risks that arise based on insurance placement activities and various broker and consulting revenue streams;

•
our ability to manage risks associated with our investment management and related services business, including potential conflicts of interest between investment consulting and fiduciary management services;

•	our ability to successfully recover if we experience a business continuity problem due to cyberattack,natural disaster or otherwise;

•	the impact of changes in tax laws, guidance and interpretations, including related to certain provisions of the U.S. Tax Cuts and Jobs Act, or disagreements with tax authorities;

•	the impact of fluctuations in foreign exchange and interest rates on our results; and

•	the impact of changes in accounting rules or in our accounting estimates or assumptions, including the impact of the adoption of the revenue recognition, pension and lease accounting standards.
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
GENERAL
The Company is a global professional services firm offering clients advice and solutions in risk, strategy and people. Its businesses include: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and investment related advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With over 65,000 colleagues worldwide and annual revenue of $15 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.

•
Consulting includes health, wealth and career services and products, and specialized management, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.

We describe our current segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 55% of the Company's total revenue in 2018 and employs approximately 36,000 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Currently, approximately 34,000 Marsh colleagues provide risk management, insurance broking, insurance program management services, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries. Marsh generated approximately 46% of the Company's total revenue in 2018.
Insurance Broking and Risk Consulting
In its core insurance broking and risk advisory business, Marsh employs a team approach to identify, quantify and address clients' risk management and insurance needs. Marsh’s product and service offerings include risk analysis, insurance program design and placement, insurance program support and administration, claims support and advocacy, alternative risk strategies and a wide array of risk analysis and risk management consulting services. Clients benefit from Marsh’s advanced analytics, deep technical expertise, collaborative global culture and the ability to develop innovative solutions and products. The firm’s resources also include more than thirty five risk, specialty and industry practices, including cyber, financial and professional service practices, along with a growing employee health & benefits business.

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
Corporate. A fast-growing segment, middle market and corporate clients are served by Marsh’s brokerage operations globally and constitute a substantial majority of clients served by Marsh & McLennan Agency (MMA) in the United States, Jelf in the United Kingdom and large portions of Marsh’s international business.

•
MMA offers a broad range of commercial property and casualty products and services, as well as solutions for employee health and benefits, retirement and administration needs and a growing personal lines business in the United States and Canada. Since its first acquisition in 2009, MMA has acquired 70 agencies. MMA provides advice on insurance program structure and market dynamics, along with industry expertise and transactional capability.

•
Jelf (acquired in December 2015) and Bluefin (acquired in December 2016 and largely integrated into Jelf) service more than 250,000 clients, primarily in the small to mid-market segment across the United Kingdom, and offer high quality technical advice, bespoke products and distinctive services including claims consultancy, employee health and benefit, personal lines solutions and risk management. As a result of these acquisitions, Marsh is now a leading SME (small and medium enterprise) broker in the United Kingdom.

Commercial & Consumer. Clients in this market segment typically face less complex risks and are served by Marsh’s innovative product and placement offerings and growing capabilities in digitally enabled distribution.

•
Victor Insurance Holdings is one of the largest underwriting managers of professional liability and specialty insurance programs worldwide. In the United States, Victor O. Schinnerer & Co. and ICAT Managers offer risk management and insurance solutions to over 125,000 insureds through a national third-party distribution network of licensed brokers. ENCON Group Inc., a leading managing general agent in Canada with over 43,000 insureds, offers professional liability and construction insurance, as well as group and retiree benefits programs and claims handling for individuals, professionals, organizations and businesses. Victor has a growing business in the UK (where it was formerly known as Bluefin Underwriting) and Europe, where new businesses have been launched in the Netherlands, Italy and Germany.

•
Dovetail Insurance is a leading provider of cloud-based insurance services and transaction processing tailored to the U.S. small commercial market. Dovetail deploys an advanced cloud-based technology platform that enables independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind property and casualty and workers compensation insurance policies in real time.

High Net Worth (HNW). Individual high net worth clients are serviced by Marsh USA's Private Client Services (PCS), MMA and other personal lines businesses globally. These businesses provide a single-source solution for high net worth clients and are dedicated to sourcing protections across a broad spectrum of risk. Using a consultative approach, PCS analyzes exposures and customizes programs to cover clients with complex asset portfolios.

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
Marsh Data, Digital and Analytics provides technology solutions to enhance the insurance process and data and analytical tools to better understand risks, make more informed decisions and support the implementation of innovative solutions and strategies. Among the suite of solutions deployed by this team are: Bluestream, a digital broker that enables clients to provide insurance to their customers or suppliers in a B2B2C affinity model; Blockchain solutions, where Marsh is working in conjunction with industry consortia and IBM to digitally verify insurance; and the Marsh Analytical Platform - Marsh’s proprietary suite of analytics applications that delivers risk insights to clients for better decision making concerning retaining, mitigating, transferring risk and financing risk.
Marsh Captive Solutions serves more than 1,200 captive facilities, including single-parent captives, reinsurance pools and risk retention groups. The Captive Solutions practice operates in 51 captive domiciles and leverages the consulting expertise within Marsh’s brokerage offices worldwide. The practice includes the Captive Advisory Group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions; the Captive Management Group, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services; and the Actuarial Services Group, which is comprised of credentialed actuaries and supporting actuarial analysts.
Torrent Technologies is a service provider to Write Your Own (WYO) insurers participating in the National Flood Insurance Program (NFIP) in the United States. It offers a comprehensive suite of flood insurance products and services to WYO carriers and agents. In addition, Torrent serves as the Direct Servicing Agent of the NFIP.
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

GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, generated approximately 9% of the Company's total revenue in 2018. The workforce consists of approximately 2,400 colleagues who provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property casualty and life / health reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks; and facultative reinsurance, which involves the transfer of part or all of the coverage provided by a single insurance policy.
Guy Carpenter provides reinsurance services in a broad range of centers of excellence and segments, including: Automobile / Motor, Aviation, Crop/Agriculture, Cyber, D&O/Non-Medical Professional, Engineering / Construction, Environmental, GL & Umbrella, Health, Life, Marine and Energy, Medical Professional, Mortgage, Political Risk & Trade Credit, Program Manager Solutions, Property, Public Sector, Retrocessional Reinsurance, Surety, Terror, and Workers Compensation / Employer Liability.
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
Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend on a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. In addition to compensation from its clients, Marsh also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh's placements, primarily driven by MMA and parts of Marsh's international operations.
Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.

CONSULTING
The Company's Consulting segment generated approximately 45% of the Company's total revenue in 2018 and employs approximately 28,000 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer delivers advice and digital solutions that help organizations meet the health, wealth and career needs of a changing workforce. Mercer has more than 23,000 colleagues based in 43 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 32% of the Company's total revenue in 2018.
Mercer operates in the following areas:
Health.  Mercer assists public and private sector employers in the design and management of employee health care programs; administration of health benefits and flexible benefits programs, including benefits outsourcing; employee engagement with their health benefits through a digital experience; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health and wellness management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer also provides solutions for private active and retiree exchanges in the United States, including its Mercer Marketplace 365SM and Mercer 365+SM offerings, as well as tools to enhance employee engagement with their health benefits through its DarwinSM platform across the world.
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
DBA includes mature businesses primarily in defined benefit and actuarial consulting, defined benefit investment consulting and defined benefit plan administration. Through DBA, Mercer provides a range of retirement-related services and solutions to corporate, trustees, governmental and institutional clients. Through IMS, Mercer provides primarily investment consulting and investment management (also referred to as “delegated solutions” or “fiduciary management”) services defined contribution-related consulting and investment and administration services, and financial wellness. Mercer's services cover all stages of the investment process, from strategy, asset allocation and implementation to ongoing portfolio management services. Mercer provides these services primarily to institutional and other sophisticated investors including retirement plans (defined benefit and defined contribution), master trusts, endowments and foundations and wealth managers and other financial intermediary firms, primarily through manager of manager funds sponsored and managed by Mercer. Mercer also provides services to individual investors, including financial planning and other discretionary investment services. As of December 31, 2018, Mercer and its global affiliates had assets under delegated management of approximately $241 billion worldwide. Mercer’s financial wellness advice and services are designed to promote the financial wellbeing of employees.
Career.  Mercer's Career businesses advise organizations on the engagement, management and reward of employees; the design of executive remuneration programs; people strategies during business transformation, improvement of human resource (HR) effectiveness; and the implementation of digital and cloud-based Human Resource Information Systems through Mercer Career Digital. In addition, through proprietary survey data and decision support tools, Mercer's Career Products business provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer's Communications business helps clients plan and implement HR programs and other organizational changes designed to maximize employee engagement, drive desired employee behaviors and achieve improvements in business performance.
OLIVER WYMAN GROUP
With more than 5,000 professionals and offices in 30 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 14% of the Company's total revenue in 2018.
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
•Education
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

•
Operations.  Oliver Wyman offers market-leading IT organization design, IT economics management, Lean Six Sigma principles and methodologies, and sourcing expertise to clients across a broad range of industries.

•
Organizational Effectiveness. Our Organizational Effectiveness capability brings together deep functional expertise and industry knowledge to enable the whole organization to work in service of its strategic vision and to address the most pressing organizational, people, and change issues.

•
Payments. Oliver Wyman draws on years of industry-shaping work in the Financial Services and Retail industries, deep digital expertise, and renowned research partners at Celent, to help clients - from banks/issuers, to payments providers, to retailers - to build growth strategies, form effective partnerships, optimize costs, and manage risk.

•
Pricing, Sales, and Marketing. We help organizations drive top-line and margin growth through outstanding strategy and decision making on pricing, marketing optimization, and best practices on sales effectiveness.

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
Compensation for Services in Consulting
Mercer and the Oliver Wyman Group of businesses are compensated for advice and services primarily through fees paid by clients. Mercer's Health business is also compensated through commissions for the placement of insurance contracts (comprising more than half of the revenue in the Health business). Mercer's Delegated Solutions business and certain of Mercer's administration services are compensated typically through fees based on assets under administration or management. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported in accordance with U.S. GAAP, on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
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
In 2005, the Insurance Mediation Directive which, as from October 1, 2018 has been superseded by the Insurance Distribution Directive, was adopted by the United Kingdom and 26 other European Union Member States. Its implementation gave powers to the Financial Services Authority ("FSA"), the United

Kingdom regulator at the time, to expand their responsibilities in line with the Financial Services and Markets Act (2000), the result of which was the regulation of insurance and reinsurance intermediaries. The enhanced regulatory regime implemented in the United Kingdom created a licensing system based on an assessment of factors which included professional competence, financial capacity and the requirement to hold professional indemnity insurance. In April 2013, the FSA was superseded by the Financial Conduct Authority ("FCA"). In April 2014, the FCA’s responsibilities were expanded further to include the regulation of credit activities for consumers. This included the broking of premium finance to consumers who wished to spread the cost of their insurance. In April 2015, the FCA obtained concurrent competition powers enabling it to enforce prohibitions on anti-competitive behavior in relation to financial services.
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
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities LLC, a SEC registered broker-dealer in the United States, investment adviser and introducing broker. MMC Securities LLC is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with capital markets and other investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of MMA Securities LLC, a SEC registered broker-dealer, investment adviser and member of FINRA and SIPC and JSL Securities, Inc., a SEC registered broker-dealer and member of FINRA, SIPC and the municipal Securities Rulemaking Board, primarily in connection with retirement, executive compensation and benefits consulting and advisory services to qualified and non-qualified benefits plans, companies and executives. In the United Kingdom, Marsh and Guy Carpenter use the expertise of MMC Securities (Europe) Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the European Union. MMC Securities LLC, MMC Securities (Europe) Limited, MMA Securities LLC and JSL Securities, Inc. are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
Consulting.  Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are also subject to investment and securities regulations in various jurisdictions, including regulations imposed or enforced by the SEC and the Department of Labor in the United States, the FCA in the United Kingdom, the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investment Management, Inc. and Mercer Investment Consulting LLC, each an SEC-registered investment adviser in the United States. Mercer Trust Company, a New Hampshire chartered trust bank, provides services for Mercer’s investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities LLC to provide certain retirement and employee benefit services. Oliver Wyman Group uses the services of MMC Securities (Europe) Limited in the European Union, primarily in connection with corporate finance advisory services.
FATCA. Regulations promulgated by the U.S. Treasury Department pursuant to the Foreign Account Tax Compliance Act and related legislation (FATCA) require the Company to take various measures relating to non-U.S. funds, transactions and accounts. The regulations impose on Mercer certain client financial account tracking and disclosure obligations with respect to non-U.S. financial institution and insurance clients, and until recently, required Marsh and Guy Carpenter (and Mercer, in limited circumstances) to collect, validate and maintain certain documentation from each foreign insurance entity that insures a risk that is subject to the regulations. On December 13, 2018, the U.S. Treasury Department modified these rules, effectively relieving Marsh and Guy Carpenter from FATCA compliance with respect to its handling of non-cash value premium payments. As it relates to these non-cash value insurance premiums, the new rules were put into immediate effect.
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
Certain insureds and groups of insureds have established programs of self-insurance (including captive insurance companies) as a supplement or alternative traditional third-party insurance, thereby reducing in some cases their need for insurance placements. Certain insureds also obtain coverage directly from insurance providers. There are also many other providers of managing general agency, affinity programs and private client services, including specialized firms, insurance companies and other institutions.
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
Employees
As of December 31, 2018, the Company and its consolidated subsidiaries employed over 65,000 colleagues worldwide, including approximately 36,000 in Risk and Insurance Services and 28,000 in Consulting.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers and executive officer appointees of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 57, is Executive Vice President and General Counsel of Marsh & McLennan Companies. Mr. Beshar leads the Company’s Legal, Compliance, Public Affairs, Risk Management and External Communications Departments. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
John Q. Doyle, age 55, is President and Chief Executive Officer of Marsh and oversees all of Marsh’s businesses and operations globally. Mr. Doyle was named CEO of Marsh in July 2017. He joined Marsh & McLennan Companies as President of Marsh in April 2016. Prior to that, he was most recently Chief Executive Officer of AIG’s commercial insurance businesses. Mr. Doyle began his career at AIG in 1986 and held several senior executive positions, including President and Chief Executive Officer of AIG property and casualty in the U.S., President and Chief Executive Officer of National Union Fire Insurance Company, and President of American Home Assurance Company.
Martine Ferland, age 57, is Group President of Mercer. Effective March 1, 2019, Ms. Ferland will assume the position of President and CEO of Mercer. Ms. Ferland joined Mercer in 2011 as Retirement Business Leader for EMEA Region. She then served as Europe and Pacific Region President and Co-President, Global Health, before being named Mercer Group President. Prior to joining Mercer she held senior leadership positions at Willis Towers Watson in Montreal and New York. She is a Fellow of the Society of Actuaries and of the Canadian Institute of Actuaries.
E. Scott Gilbert, age 63, is Senior Vice President and Chief Information Officer of Marsh & McLennan Companies. In addition, Mr. Gilbert oversees the Company's global Business Resiliency and Security operations. Prior to assuming his current role in September 2015, Mr. Gilbert served as Senior Vice President and Chief Risk and Compliance Officer of the Company. Prior to joining Marsh & McLennan Companies in January 2005, he had been the Chief Compliance Counsel of the General Electric Company since September 2004. Prior thereto, he was Counsel, Litigation and Legal Policy at GE. Between 1986 and 1992, when he joined GE, he served as an Assistant United States Attorney in the Southern District of New York.
Daniel S. Glaser, age 58, is President and Chief Executive Officer of Marsh & McLennan Companies. Prior to assuming his current role in 2013, Mr. Glaser served as Group President and Chief Operating Officer of the Company, with operational and strategic oversight of its Risk and Insurance Services and Consulting segments. He rejoined Marsh & McLennan Companies in December 2007 as Chairman and Chief Executive Officer of Marsh, returning to the firm where he had begun his career right out of university in 1982. Mr. Glaser is an insurance industry veteran who has held senior positions in commercial insurance and insurance brokerage, working in the United States, Europe and the Middle East. Mr. Glaser serves as the Chairman of the U.S. Federal Advisory Committee on Insurance (FACI). He is a member of the Boards of Trustees for The Institutes and Ohio Wesleyan University; the Board of Directors for the Partnership for New York City; and the Advisory Councils for St. George’s Society of New York and BritishAmerican Business.
Peter Hearn, age 63, is President and Chief Executive Officer of Guy Carpenter. Previously, he was Global Chairman of Willis Re from March 2011 to June 2015. Prior to that, Mr. Hearn served as the company’s Global CEO from February 2005 to March 2011, during which time he was also a member of the Willis Group Executive Committee. Mr. Hearn began his reinsurance career in 1978 with Willis Faber and Dumas, working in the North American casualty, facultative, marine, and North American reinsurance divisions until 1981, when he joined Towers Perrin Forster and Crosby. Mr. Hearn joined Willis Re as a Senior Vice President in 1994.
Laurie Ledford, age 61, is Senior Vice President and Chief Human Resources Officer of Marsh & McLennan Companies. Ms. Ledford is responsible for Marsh & McLennan Companies' overall human capital and talent strategy and the delivery of human resources services to all our colleagues worldwide. Prior to her current role, Ms. Ledford served as Chief Human Resources Officer (CHRO) for Marsh Inc.

Ms. Ledford joined Marsh in 2000 and was named CHRO in 2006, after having served as Senior Human Resources Director for Marsh's International Specialty Operations. Her prior experience was with Citibank and NationsBank.
Scott McDonald, age 52, is President and Chief Executive Officer of Oliver Wyman Group. Prior to assuming this role in January 2014, Mr. McDonald was President of Oliver Wyman. Before becoming President of Oliver Wyman in 2012, Mr. McDonald was the Managing Partner of Oliver Wyman's Financial Services practice and has held a number of senior positions, including the Global head of the Corporate & Institutional Banking practice. Before joining Oliver Wyman in 1995, he was an M&A investment banker with RBC Dominion Securities in Toronto.
Mark McGivney, age 51, is Chief Financial Officer of Marsh & McLennan Companies and has held this position since January 1, 2016. Prior to his current role, Mr. McGivney held a number of senior financial management positions since joining the Company in 2007, including Senior Vice President, Corporate Finance, Chief Financial Officer of Marsh, and Chief Financial Officer and Chief Operating Officer of Mercer. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, and investment banking positions at Merrill Lynch and Salomon Brothers.
Julio A. Portalatin, age 59, is President and Chief Executive Officer of Mercer. Effective March 1, 2019, Mr. Portalatin will serve as Vice Chairman of Marsh & McLennan Companies and will no longer serve as an executive officer of Marsh & McLennan Companies. Prior to joining Mercer in February 2012, Mr. Portalatin was the President and CEO of Chartis Growth Economies, and Senior Vice President, American International Group (AIG). In that role, he had responsibility for operations in Asia Pacific, South Asia, Latin America, Africa, the Middle East and Central Europe. Mr. Portalatin began his career with AIG in 1993 and thereafter held a number of key leadership roles, including President of the Worldwide Accident & Health Division at American International Underwriters (AIU) from 2002-2007. From 2007-2010, he served as President and CEO of Chartis Europe S.A. and Continental European Region, based in Paris, before becoming President and CEO of Chartis Emerging Markets. Prior to joining AIG / Chartis, Mr. Portalatin spent 12 years with Allstate Insurance Company in various executive product underwriting, distribution and marketing positions. Mr. Portalatin also serves on the Board of Directors of DXC Technology.
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
RISKS RELATING TO THE COMPANY GENERALLY
Acquisitions and Dispositions Risks
We face risks when we acquire businesses, including risks related to our proposed acquisition of JLT.
We have a history of making acquisitions and investments, including a total of 114 in the period from 2013 to 2018. In September 2018, we announced our agreement to acquire the Jardine Lloyd Thompson Group plc ("JLT"). We expect the acquisition of JLT (the "JLT Transaction") to close in the spring of 2019; however, we can provide no assurance that the various conditions to closing the JLT Transaction will be satisfied.
We may not be able to successfully integrate the business of JLT or any other business that we may acquire into our own business, or achieve any expected cost savings or synergies from such integration. The potential difficulties that we may face which could cause the results of the acquisition of JLT or any other business to differ from our expectations, include, but are not limited to, the following:

•	the retention of key colleagues and clients;

•	failure to implement our business plan for the combined business or to achieve anticipated revenue or profitability targets;

•	delays or difficulties in completing the integration of acquired companies or assets;

•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;

•	issues in integrating information and technology, accounting, tax, financial reporting, human resources, and other systems;

•	assumption of unknown liabilities, or other unanticipated issues, expenses and liabilities;

•
weaknesses and vulnerabilities in an acquired entity’s information systems, either before or after the acquisition, which could expose us to unexpected liabilities or make our own systems more vulnerable to a cyber-attack;

•	changes in applicable laws and regulations, including changes in tax laws and any changes in the U.K. and Europe related to Brexit;

•	diversion of attention and resources of management;

•	promoting or retaining a positive corporate culture;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•
for acquisitions in which the acquired company’s financial performance is incorporated into our financial results, either in full or in part, the dependence on the acquired company’s accounting, financial reporting and similar systems, controls and processes;

•
the difficulty of implementing the required controls, procedures and policies appropriate for a U.S. public company, including compliance with the requirements under the Sarbanes-Oxley Act of 2002, and the potential for significant deficiencies or material weaknesses related to controls and procedures, particularly for acquisitions of companies headquartered outside the U.S.;

•	the ability to receive dividends and other payments from newly acquired companies; and

•	compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act and U.S. sanctions laws.

In addition, if in the future the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about future profitability of our reporting units or an acquired business change, the estimated fair value of our reporting units or an acquired business could change materially and could result in an impairment of goodwill and other acquisition-related intangible assets recorded on our balance sheet or in adjustments in contingent payment amounts. Given the significant size of the Company's goodwill and intangible assets, an impairment could have a material adverse effect on our results of operations in any given period.
We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to complete the transactions we decide to pursue with favorable results.
When we dispose of businesses, we may continue to be subject to certain liabilities of that business after its disposition relating to the prior period of our ownership and may not be able to negotiate for limitations on those liabilities. We are also subject to the risk that the sales price is less than the amount reflected on our balance sheet.
Legal and Regulatory Risks
We are subject to significant uninsured exposures arising from errors and omissions, breach of fiduciary duty and other claims.
Our operating companies provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory and actuarial services, to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. In our Consulting segment, where we increasingly act in a fiduciary capacity through our investments business, such claims could include allegations of damages arising from the provision of consulting, investments, actuarial, pension administration and other services. These Consulting segment services frequently involve complex calculations and other analysis, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing investment advice, including guidance on asset allocation and investment strategy, and (v) managing client assets, including the selection of investment managers and implementation of the client’s investment policy. We provide these services to a broad client base, including clients in the public sector for our investment services. Matters often relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
In establishing liabilities for E&O claims under generally accepted accounting principles ("GAAP"), the Company uses case level reviews by inside and outside counsel, actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is assessed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the challenges inherent in establishing liabilities in accordance with GAAP, as well as the unpredictability of E&O claims and the litigation that can flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's business, results of operations or financial condition.
We are subject to regulatory investigations, reviews and other inquiries that consume significant management time and, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.
We are subject to regulatory investigations, reviews and other inquiries that consume significant management time and, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition. For example, in October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including Marsh, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area, as well as possible coordination between competitors." In July 2017, the Directorate-General for Competition of the European Commission together with the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other industry participants in Dublin in connection with an investigation regarding the "possible participation in anticompetitive agreements and/or concerted practices contrary to [E.U. competition law] in the market for commercial motor insurance in the Republic of Ireland." In January 2019, we received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including Marsh, and insurers “to investigate an alleged sharing of sensitive commercial and competitive confidential information” in the aviation insurance and reinsurance sector.
These regulatory matters are ongoing, and we are unable to predict their likely timing, outcome or ultimate impact. Additional information regarding these investigations and certain other legal and regulatory proceedings is set forth in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report. In addition, by virtue of the acquisition of JLT, we will assume the legal liabilities of JLT upon closing. Accordingly, upon closing of the acquisition, we will become responsible for JLT’s legal and regulatory exposures, some of which may be currently unidentified.
We cannot guarantee that we are or will be in compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States and its various states, the United Kingdom, the European Union and its member states and the other jurisdictions in which we operate. For example, we are subject to regulation by agencies such as the Securities and Exchange Commission, FINRA and state insurance regulators in the United States, the FCA and the Competition and Markets Authority (CMA) in the United Kingdom, and the European Commission in the European Union, as further described above under Part I, Item 1 - Business (Regulation) of this report. We are also subject to trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, cybersecurity, taxation, anti-trust and competition, immigration, wage-and-hour standards and employment and labor relations.
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources. In some cases, these laws and regulations may decrease the need for our services, increase our costs, negatively impact our revenues or impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our employees, our consultants and our contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations. If we fail to comply or are accused of failing to comply with applicable laws and regulations, including those referred to above, we may become subject to investigations, criminal penalties, civil remedies or other consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients or other parties, and we may become exposed to negative publicity or reputational damage. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. The cost of compliance and the consequences of failing to be in compliance could therefore have a material adverse effect on our business, results of operations and financial condition.

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
We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties. This electronic information comprises sensitive and confidential data, including information related to financial records, health care, mergers and acquisitions and clients’ personal data. Our information technology systems and safety control systems, and those of our numerous third-party providers, are potentially vulnerable to damage or interruption from a variety of external threats, including cyber-attacks, computer viruses and other malware, ransomware and other types of data and systems-related modes of attack. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols.
We are at risk of attack by a variety of adversaries, including state-sponsored organizations, organized crime, hackers or "hactivists" (activist hackers), through use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats. These techniques used to obtain unauthorized access or sabotage systems include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking and denial-of-service attacks. Because these techniques change frequently and new techniques may not be identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to information technology systems.
As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, including as a result of the use of mobile devices, cloud services, "open source" software, social media and the increased reliance on devices connected to the Internet (known as the "Internet of Things"), the potential risk of security breaches and cyber-attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may also be insufficient to prevent or detect improper access to confidential, personal or proprietary information. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may also be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks.
Should an attacker gain access to our network using compromised credentials of an authorized user, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our systems, such as data encryption (including data at rest encryption), heightened monitoring and logging, scanning for source code errors or deployment of multi-factor authentication, take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.
Our information systems must be continually updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyber attackers exploit these known vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we perpetually face the substantial risk that we cannot deploy patches in a timely manner. We are also dependent on third party vendors to keep their systems patched and secure in order to protect our data. Any failure related to these activities could have a material adverse effect on our business.
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
We have a history of making acquisitions and investments, and in September 2018 we announced the agreement to acquire JLT. The process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses and vulnerabilities in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber-attack. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
We have from time to time experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices or misconfiguration of software or hardware resulting in inadvertent exposure of confidential or proprietary information. Like many companies, we are subject to social engineering attacks such as regular phishing email campaigns directed at our employees that can result in malware infections and data losses. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, personal or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or Company data, which could have a material adverse effect on our business. In the event of a cyber-attack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related data and system incidents.

The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation, could adversely affect our financial condition, operating results and our reputation.
In operating our business and providing services and solutions to clients, we store and transfer sensitive employee and client data, including personal data, in and across multiple jurisdictions. We leverage systems and applications that are spread all over the world requiring us to regularly move data across national borders. As a result, we are subject to a variety of laws and regulations in the United States, Europe and around the world regarding privacy, data protection, data security and cyber-security. These laws and regulations are continuously evolving and developing. In particular, the number of high-profile security breaches at major companies continues to accelerate, which will likely lead to even greater regulatory scrutiny.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the E.U. General Data Protection Regulation ("GDPR"), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data, such as the public disclosure of data breaches, privacy impact assessments, data portability and the appointment of data protection officers in some cases. Much remains unknown with respect to how to interpret and implement the GDPR. EU member states are tasked under the GDPR to enact certain implementing legislation that would add to or further interpret the GDPR requirements and potentially extend our obligations and potential liability for failing to meet such obligations. Given the breadth and depth of changes in data protection obligations, including classification of data and our commitment to a range of administrative, technical and physical controls to protect data and enable data transfers outside of the EU, our compliance with the GDPR’s requirements will continue to require time, resources and review of the technology and systems we use to satisfy the GDPR’s requirements, including as EU member states enact their legislation.
The implementation of the GDPR has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the EU. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, Brazil, China, India and Japan have also proposed or adopted sweeping new data protection laws, in some cases including data localization laws that will require that personal data stay within their borders. At a state level, California has enacted a broad consumer privacy law that will come into effect in 2020 and several other states have introduced similar bills, or are enacting data localization laws that require data to stay within their borders. In addition to data protection laws, countries and states in the U.S. are enacting cybersecurity laws and regulations. For example, the New York State Department of Financial Services issued in 2017 cybersecurity regulations which impose an array of detailed security measures on covered entities. These requirements are being phased in and the last of them comes into effect on March 1, 2019. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. Unauthorized disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business (if they fail to meet the standards we impose) could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Given the complexity of operationalizing the GDPR, the maturity level of proposed compliance frameworks and the relative lack of guidance in the interpretation of its numerous requirements, we and our clients are at risk of enforcement actions taken by EU data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects.

Competitive Risks
Our business performance and growth plans could be negatively affected if we are not able to respond effectively to the threat of digital disruption and other technological change.
To remain competitive in many of our business areas, we must anticipate and respond effectively to the threat of digital disruption and other technological change. The threat comes from traditional players, such as insurers, through disintermediation as well as from new entrants, such as technology companies, "Insurtech" start-up companies and others. These players are focused on using technology and innovation, including artificial intelligence (AI), robotics and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.
In order to maintain a competitive position, we must continue to upgrade our legacy operating technology and invest in new technologies and new ways to deliver our products and services. We have a number of strategic initiatives involving investments in or partnerships with technology companies as well as investments in technology systems and infrastructure to support our growth strategy. These investments may be costly, may not be profitable or may be less profitable than what we have experienced historically. In some cases, we depend on key vendors and partners to provide technology and other support for our strategic initiatives. If these vendors or partners fail to perform their obligations or otherwise cease to work with us, our ability to execute on our strategic initiatives could be adversely affected. If we do not keep up with technological changes or execute effectively on our strategic initiatives, our business and results of operations could be adversely impacted.
Failure to maintain our corporate culture or damage to our reputation could have a material adverse effect on our business.
We strive to create a culture in which our colleagues act with integrity and respect and feel comfortable speaking up to report instances of misconduct or other concerns. We are a people business, and our ability to attract and retain employees and clients is highly dependent upon our commitment to a diverse and inclusive workplace, our level of service, trustworthiness, ethical business practices and other qualities. Our colleagues are the cornerstone of this culture, and acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation among existing and potential clients and other stakeholders. Negative public opinion could result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, including operations, employment-related offenses such as sexual harassment and discrimination, regulatory compliance, and the use and protection of data and systems, satisfaction of client expectations, and from actions taken by regulators or others in response to such conduct. Any damage to our reputation could affect the confidence of our clients, rating agencies, regulators, stockholders and the other parties in a wide range of transactions that are important to our business and could have a material adverse effect on our business, financial condition and operating results.
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
Across all of our businesses, our colleagues are critical to developing and retaining client relationships as well as performing the services on which our revenues are earned. It is therefore important for us to attract, incentivize and retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent and the general mobility of colleagues.
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
As a global professional services firm, the Company faces intense, sustained competition in each of its businesses, and the competitive landscape continues to change and evolve. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our clients’ ability to self-insure or use internal resources instead of consultants, and our ability to respond to changes in client demand and industry conditions. Some of our competitors may have greater financial resources, or may be better positioned to respond to technological and other changes in the industries we serve, and they may be able to compete more effectively. If we are unable to respond successfully to the changing conditions we face, our businesses, results of operations and financial condition will be adversely impacted.
In our Risk and Insurance Services segment, in addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete intensely against a wide range of other insurance and reinsurance brokerage and risk advisory firms that operate on a global, regional, national or local scale for both client business and employee talent. In the last ten years, private equity sponsors have invested tens of billions of dollars into the insurance brokerage sector, transforming existing players and creating new ones to compete with large global and regional brokers. We also compete with in-house brokers, captive insurance companies, insurance and reinsurance companies that market and service their insurance products directly to consumers and without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services or alternatives to traditional brokerage services, including those that rely almost exclusively on technological solutions or platforms. This competition is intensified by an industry trend toward a "syndicated" or "distributed" approach to the purchase of insurance and reinsurance brokerage services, where a client engages multiple brokers to service different portions of the client's account. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to our clients that serve as substitutes for traditional insurance.
In our Consulting segment, we compete for business with numerous consulting firms and similar organizations, many of whom also provide, or are affiliated with firms that provide, accounting, information systems, technology and financial services. Such competitors may be able to offer more comprehensive products and services to potential clients, which may give them a competitive advantage.
Consolidation in the industries we serve could adversely affect our business.
Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge, or consolidate or combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. Any of these or similar possible results of industry consolidation could adversely affect our business. The insurance industry continued to see robust market consolidation in 2018, and this trend could continue or accelerate in 2019. As insurance and reinsurance companies continue to consolidate, Guy Carpenter’s smaller client base may be more susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace.
We rely on a large number of vendors and other third parties to perform key functions of our business operations and to provide services to our clients. These vendors and third parties may act in ways that could harm our business.
We rely on a large number of vendors and other third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, business process management, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokers and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers, risk modeling providers, outsourced providers of client-

related services and providers of human resource functions, such as recruiters. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions or operations may adversely impact us and replacing these service providers could create significant delay and expense. A failure by the third parties to comply with service level agreements, or regulatory or legal requirements in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or Company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business.
Business Resiliency Risks
Our inability to successfully recover should we experience a disaster or other business continuity or data recovery problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
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
Our operations depend in particular upon our ability to protect our technology infrastructure against damage. If a business continuity event occurs, we could lose client or Company data or experience interruptions to our operations or delivery of services to our clients, which could have a material adverse effect. A cyber-attack or other business continuity event affecting us or a key vendor or other third party could result in a significant and extended disruption in the functioning of our information technology systems or operations or our ability to recover data, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. For example, hackers have increasingly targeted companies by attacking internet-connected industrial control and safety control systems. An extended outage could result in the loss of clients and a decline in our revenues.
We regularly assess and take steps to improve our existing business continuity, disaster recovery and data recovery plans and key management succession. However, a disaster or other continuity event on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover from such an event, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships and legal liability. Our business disruption insurance may also not fully cover, in type or amount, the cost of a successful recovery in the event of such a disruption.
Financial Risks
The ongoing effects from the 2017 Tax Cuts and Jobs Act could make our results difficult to predict.
Our effective tax rate may fluctuate in the future as a result of the 2017 Tax Cuts and Jobs Act (the "TCJA"), which included significant changes in U.S. income tax law that has a meaningful impact on our provision for income taxes and requires significant judgments and estimates in interpretation and calculations. We made reasonable estimates of the effects of the deemed repatriation of earnings and other transitional provisions and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The provisional estimates were trued up during 2018 pursuant to SAB 118. However, these estimates and the ongoing impact of the TCJA are based on our current knowledge and assumptions, and therefore the ultimate impacts remain uncertain. Given the significant complexity of the TCJA, the potential for new legislation or additional guidance from U.S. Treasury, the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory authorities related to the TCJA, recognized impacts in future periods could be significantly different from our current estimates. Such uncertainty may also result in increased scrutiny from, or disagreements with, tax authorities.
The enacted tax legislation included, among other new provisions, a reduction in the corporate tax rate, new limitations on the deductibility of net interest, a tax on Global Intangible Low-Taxed Income ("GILTI"), and the Base Erosion and Anti-Abuse Tax ("BEAT"). With respect to GILTI, we are experiencing relatively high effective tax rates on our foreign source earnings because of the limitation on foreign tax credits on income already subject to tax rates higher than the U.S. rate. The provision continues to be subject to additional regulatory guidance and possible legislative changes, which make predicting its impact on our tax rate difficult. In addition, the interaction of GILTI with the interest expense limitations may negatively impact our effective tax rate. In addition, due to potential revisions to regulations issued by the U.S. Treasury, or other legal or regulatory changes, it cannot be certain that we will not be subject to the BEAT. The BEAT levies a significant tax on cross border payments to related group companies. While we operate in a manner that currently limits our exposure to BEAT, uncertainty about the financial impact on us of this new tax remains and there can be no assurance that we will not be subject to material amounts of BEAT in the future.
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
The United Kingdom’s pending exit from the European Union, referred to as "Brexit," continues to create political and economic uncertainty, particularly in the United Kingdom and the European Union. The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose clients and colleagues. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. These developments may have a material adverse effect on global economic conditions and the stability of financial markets, both in the U.K. and globally. Any of these factors could affect the demand for our services. Furthermore, currency exchange rates in GBP and the euro with respect to each other and the U.S. dollar have already been adversely affected by these developments. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results.
In addition, any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” which could affect volume of economic activity in the United States, including demand for our services.
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
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. As of December 31, 2018, our receivables for our commissions and fees were approximately $4.0 billion, or approximately one-quarter of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.
Macroeconomic or political conditions could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
We may not be able to obtain sufficient financing on favorable terms.
The maintenance and growth of our business, the payment of dividends and our ability to make share repurchases rely on our access to capital, which depends in large part on cash flow generated by our business and the availability of equity and debt financing. Certain of our businesses such as GC Securities, a division of MMC Securities, LLC and MMC Securities (Europe) Limited also rely on financings by us to fund their underwriting of debt and equity capital raising offerings by their clients. There can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms. In addition, our ability to obtain financing will depend in part upon prevailing conditions in credit and capital markets, which are beyond our control.
Our defined benefit pension plan obligations could cause the Company's financial position, earnings and cash flows to fluctuate.
Our defined benefit pension obligations and the assets set aside to fund those obligations are sensitive to certain changes in the financial markets. Any such changes may result in increased pension expense or additional cash payments to fund these plans.
The Company has significant defined benefit pension obligations to its current and former employees, totaling approximately $14.5 billion, and related plan assets of approximately $14.4 billion, at December 31, 2018 on a U.S. GAAP basis. The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the United States, contributions to these plans are based on ERISA guidelines. Outside the United States, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee. Currently, the use of these assumptions results in a lower funded status than determined under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
The financial calculations relating to our defined benefit pension plans are complex. Pension plan assets could decrease as the result of poor future asset performance. Also, pension plan liabilities, periodic pension expense and future funding amounts could increase as a result of a decline in the interest rates we use to discount our pension liabilities, longer lifespans than those reflected in our mortality assumptions, changes in investment markets that result in lower expected returns on assets, actual investment return that is less than the expected return on assets, adverse changes in laws or regulations and other variables.
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
Approximately 52% of our business is located outside of the United States. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions, however, while Risk and Insurance Services operations generate revenue in a number of different currencies, expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because the non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 52% of total revenue, exchange rate movement can have a significant impact on our business, financial condition, results of operations and cash flow. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
The purchase price of the JLT transaction is denominated in GBP. To hedge the risk of appreciation in GBP, we entered into a deal contingent foreign exchange contract ("FX Contract"), which is discussed in Note 11 to the consolidated financial statements. For each 1% increase or decrease in the GBP/U.S. dollar exchange rate, the fair value of the FX Contract will increase (dollar weakens) or decrease (dollar strengthens) by approximately $70 million. As of December 31, 2018, the GBP had depreciated 3.4% since we entered into the FX Contract in September 2018. Furthermore, and as noted above, the unknown impacts of Brexit may expose us to additional exchange rate fluctuations in GBP. We expect to record fair value gains or losses, which may be significant, through the consolidated statement of income until the closing of the JLT Transaction.
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
Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results may occur due to several factors. These include:

•	the number of client engagements during a quarter;

•	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

•	fluctuations in hiring and utilization rates and clients' ability to terminate engagements without penalty;

•	the impact of changes in accounting standards or in our accounting estimates or assumptions, including from the adoption of the revenue recognition, pension or lease accounting standards;

•	the impact of fair value changes in the FX Contract for the JLT Transaction;

•	the impact on us or our clients of changes in legislation, regulation and legal guidance or interpretations in the jurisdictions in which we operate, including with respect to the TCJA;

•	seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;

•	the success of our acquisitions or investments;

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
Currently, the Company's senior debt is rated A- by S&P and Baa1 by Moody's. The ratings from both S&P and Moody's currently carry a Negative outlook.
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
We have debt outstanding that could adversely affect our financial flexibility.
We have incurred significant debt in order to finance the JLT Transaction. As of December 31, 2018, we had total consolidated debt outstanding of approximately $5.8 billion. In January 2019, we issued $5 billion aggregate amount of senior notes to finance, in part, the JLT Transaction. We expect to incur additional debt before the closing of the JLT Transaction in order to finance the remaining purchase price.
The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. In addition, we are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us. We also face the risk of a credit rating downgrade if we do not retire or refinance the debt to levels acceptable to the credit rating agencies in a timely manner.
Global Operations
We are exposed to multiple risks associated with the global nature of our operations.
We conduct business globally. In 2018, approximately 52% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees were located outside the United States. We expect to expand our non-U.S. operations further. In particular, the JLT Transaction will significantly expand our non-U.S. operations in jurisdictions such as the U.K., Asia, South America and Australia upon close.

The geographic breadth of our activities (and the activities of JLT upon the consummation of the JLT Transaction) subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

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

•	potential transfer pricing-related tax exposures that may result from the flow of funds among our subsidiaries and affiliates in the various jurisdictions in which we operate;

•	withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	potential conflicts of interest that may arise as we expand the scope of our businesses and our client base;

•	international hostilities, international trade disputes, terrorist activities, natural disasters and infrastructure disruptions;

•	local investment or other financial restrictions that foreign governments may impose;

•
potential lawsuits, investigations, market studies, reviews or other activity by foreign regulatory or law enforcement authorities or legislatively appointed commissions, which may result in potential modifications to our businesses, related private litigation or increased scrutiny from U.S. or other regulators;

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

RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 55% of the Company's total revenue in 2018. Our business in this segment is subject to particular risks.
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
As traditional insurance companies continue to rely on non-affiliated brokers or agents to generate premium, those insurance companies may seek to reduce their expenses by lowering their commission rates. The reduction of these commission rates, along with general volatility or declines in premiums, may significantly affect our revenue and profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our plans for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.
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
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 45% of our total revenue in 2018. Our businesses in this segment are subject to particular risks.
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
Revenues for the services provided by our Consulting segment may decline for various reasons, including as a result of changes in economic conditions, the value of equity, debt and other asset markets, our clients’ or an industry's financial condition or government regulation or an accelerated trend away from actively managed investments to passively managed investments.
Global economic conditions may negatively impact businesses and financial institutions. Many of our clients, including financial institutions, corporations, government entities and pension plans, have reduced expenses, including amounts spent on consulting services, and used internal resources instead of consultants during difficult economic periods. The evolving needs and financial circumstances of our clients may reduce demand for our consulting services and could adversely affect our revenues and profitability. If the economy or markets in which we operate experience weakness or deteriorate, our business, financial condition and results of operations could be materially and adversely affected.
In addition, some of Mercer's IMS business generate fees based upon the value of the clients’ assets under management or advisement. Changes in the value of equity, debt, currency, real estate, commodities or other asset classes could cause the value of assets under management or advisement, and the fees received by Mercer, to decline. Such changes could also cause clients to withdraw funds from Mercer’s IMS business in favor of other investment service providers. In either case, our business, financial condition and results of operations could be materially and adversely affected. Mercer’s IMS business also could be adversely affected by an accelerated shift away from actively managed investments to passively managed investments with associated lower fees. Further, revenue received by Mercer as investment manager to the majority of the Mercer-managed investment funds is reported in accordance with U.S. GAAP on a gross basis rather than a net basis, with sub-advisor fees reflected as an expense. Therefore the reported revenue for these offerings does not fully reflect the amount of net revenue ultimately attributable to Mercer.
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
Mercer currently provides corporate trustees, multi-employer and public clients with actuarial, consulting and administration services relating to defined benefit pension plans. The nature of our work is complex. A number of Mercer's clients have frozen or curtailed their defined benefit plans and have moved to defined contribution plans resulting in reduced revenue for Mercer's retirement business. These developments and a continued or accelerated rate of decline in revenues for our defined benefit pension plans business could adversely affect Mercer's business and operating results. In addition, our actuarial services involve numerous assumptions and estimates regarding future events, including interest rates used to discount future liabilities, estimated rates of return for a plan's assets, healthcare cost trends, salary projections and participants' life expectancies. Our consulting services involve the drafting and interpretation of trust deeds and other complex documentation governing pension plans. Our administration services include calculating benefits within complicated pension plan structures. Clients dissatisfied with our services have brought, and may bring, significant claims against us, particularly in the United States and the United Kingdom.
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
In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including Marsh, and insurers “to investigate an alleged sharing of sensitive commercial and competitive confidential information” in the aviation insurance and reinsurance sector.

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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2018 and 2017 and each quarterly period thereof:

	2018 Stock Price Range		2017 Stock Price Range
	High	Low	High	Low
First Quarter	$85.94	$78.69	$75.52	$66.75
Second Quarter	$84.52	$78.60	$80.47	$71.79
Third Quarter	$87.89	$81.38	$84.32	$76.68
Fourth Quarter	$89.59	$74.30	$86.54	$80.12
Full Year	$89.59	$74.30	$86.54	$66.75
On February 20, 2019, the closing price of the Company’s common stock on the NYSE was $91.95.
During 2018, the Company repurchased 8.2 million shares of its common stock for total consideration of $675 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of December 31, 2018, the Company remained authorized to repurchase up to approximately $866 million in shares of its common stock. There is no time limit on the authorization.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2018	—	$—	—	$865,752,978
Nov 1-30, 2018	—	$—	—	$865,752,978
Dec 1-31, 2018	—	$—	—	$865,752,978
Total	—	$—	—	$865,752,978

Item 6.    Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2018	2017	2016	2015	2014
Revenue	$14,950	$14,024	$13,211	$12,893	$12,951
Expense:
Compensation and Benefits	8,605	8,085	7,694	7,569	7,692
Other Operating Expenses	3,584	3,284	3,086	3,140	3,135
Operating Expenses	12,189	11,369	10,780	10,709	10,827
Operating Income (a)	2,761	2,655	2,431	2,184	2,124
Other net benefits credits (b)	215	201	233	235	177
Interest Income	11	9	5	13	21
Interest Expense	(290)	(237)	(189)	(163)	(165)
Cost of Extinguishment of Debt	—	—	—	—	(137)
Investment (loss) income	(12)	15	—	38	37
Acquisition Related Derivative Contracts	(441)	—	—	—	—
Income Before Income Taxes	2,244	2,643	2,480	2,307	2,057
Income Tax Expense (c)	574	1,133	685	671	586
Income From Continuing Operations	1,670	1,510	1,795	1,636	1,471
Discontinued Operations, Net of Tax	—	2	—	—	26
Net Income Before Non-Controlling Interests	1,670	1,512	1,795	1,636	1,497
Less: Net Income Attributable to Non-Controlling Interests	20	20	27	37	32
Net Income Attributable to the Company	$1,650	$1,492	$1,768	$1,599	$1,465
Basic Net Income Per Share Information:
Income From Continuing Operations	$3.26	$2.91	$3.41	$3.01	$2.64
Income From Discontinued Operations	—	—	—	—	0.05
Net Income Attributable to the Company	$3.26	$2.91	$3.41	$3.01	$2.69
Average Number of Shares Outstanding	506	513	519	531	545
Diluted Income Per Share Information:
Income From Continuing Operations	$3.23	$2.87	$3.38	$2.98	$2.61
Discontinued Operations, Net of Tax Per Share	—	—	—	—	0.04
Net Income Attributable to the Company	$3.23	$2.87	$3.38	$2.98	$2.65
Average Number of Shares Outstanding	511	519	524	536	553
Dividends Paid Per Share	$1.58	$1.43	$1.30	$1.18	$1.06
Return on Average Equity	22%	22%	27%	23%	19%
Year-End Financial Position:
Working capital	$1,010	$1,300	$802	$1,336	$1,856
Total assets	$21,578	$20,429	$18,190	$18,216	$17,793
Long-term debt	$5,510	$5,225	$4,495	$4,402	$3,368
Total equity	$7,584	$7,442	$6,272	$6,602	$7,133
Total shares outstanding (net of treasury shares)	504	509	514	522	540
Other Information:
Number of employees	66,000	64,000	60,000	60,000	57,000
Stock price ranges—
U.S. exchanges — High	$89.59	$86.54	$69.77	$59.99	$58.74
— Low	$74.30	$66.75	$50.81	$50.90	$44.25

(a)	Includes the impact of net restructuring costs of $161 million, $40 million, $44 million, $28 million, and $12 million in 2018, 2017, 2016, 2015 and 2014, respectively.

(b)
Reflects the adoption of ASC 715 on January 1, 2018, which changed the presentation of net periodic pension cost and net periodic postretirement cost. The Company has restated prior years for this new presentation.

(c)	Income tax expense in 2017 includes a $460 million provisional charge related to the enactment of U.S. tax reform.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", appearing under Part II, Item 7 of this report, for discussion of significant items affecting the results of operations in 2018, 2017 and 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy and people. Its businesses include: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and Investment related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With over 65,000 colleagues worldwide and annual revenue of $15 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
The Company conducts business through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.

•
Consulting includes health, wealth and career consulting services and products, and specialized management, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.

We describe the primary sources of revenue and categories of expense for each segment below, in our discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 17 to the consolidated financial statements included in Part II, Item 8 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
Pending Acquisition
On September 18, 2018, the Company announced that it had reached agreement on the terms of a recommended cash acquisition of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales (the "JLT Transaction"). Under the terms of the Transaction, JLT shareholders will receive £19.15 in cash for each JLT share, which values JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1). The Company intends to implement the Transaction by way of a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended. In addition, the Company expects to repay existing JLT debt in connection with the closing of the Transaction.
The Transaction was approved by JLT shareholders on November 7, 2018. The Transaction remains subject to conditions and certain further terms, including, among others, (i) the sanction of the Transaction by the High Court of Justice in England and Wales, (ii) completion of the transaction no later than December 31, 2019 and (iii) the receipt of certain antitrust, regulatory and other approvals. Subject to the satisfaction or waiver of all relevant conditions, the Transaction is expected to be completed in the spring of 2019.
This Management's Discussion & Analysis ("MD&A") contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2018	2017	2016
Revenue	$14,950	$14,024	$13,211
Expense
Compensation and Benefits	8,605	8,085	7,694
Other Operating Expenses	3,584	3,284	3,086
Operating Expenses	12,189	11,369	10,780
Operating Income	$2,761	$2,655	$2,431
Income from Continuing Operations	$1,670	$1,510	$1,795
Discontinued Operations, Net of Tax	—	2	—
Net Income Before Non-Controlling Interests	$1,670	$1,512	$1,795
Net Income Attributable to the Company	$1,650	$1,492	$1,768
Basic net income per share
– Continuing operations	$3.26	$2.91	$3.41
– Net income attributable to the Company	$3.26	$2.91	$3.41
Diluted net income per share
– Continuing operations	$3.23	$2.87	$3.38
– Net income attributable to the Company	$3.23	$2.87	$3.38
Average number of shares outstanding
– Basic	506	513	519
– Diluted	511	519	524
Shares outstanding at December 31,	504	509	514
In 2018, the Company’s results of operations and earnings per share were significantly impacted by the following items:

•
In connection with the Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, in September 2018, the Company entered into a deal contingent foreign exchange contract (the "FX Contract") to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S. dollars at a contracted exchange rate. The FX Contract is discussed in Note 11 to the consolidated financial statements. An unrealized loss of $325 million related to the fair value changes to this derivative has been recognized in the consolidated statement of income for the year ended December 31, 2018, largely due to the depreciation of the GBP from September 2018. The Company expects to record fair value gains and losses, which may be significant, through its income statement until the completion of the Transaction.

•
To secure funding for the Transaction, the Company entered into a bridge loan agreement with aggregate commitments of £5.2 billion in September 2018. The Company paid approximately $35 million of customary upfront fees related to the bridge loan, which are being amortized as interest expense based on the period of time the facility is expected to be in effect. The Company recorded interest expense of approximately $30 million for the year ended December 31, 2018 related to the amortization of the bridge loan fees. The commitments under the bridge loan agreement were reduced by £3.79 billion as a result of a $5 billion aggregate amount of senior notes issued in January 2019.

•
In addition, to hedge the economic risk of increases in interest rates prior to its issuance of senior notes in January 2019, in the fourth quarter of 2018, the Company entered into Treasury lock contracts related to $2 billion of the expected debt. These economic hedges were not designated as accounting hedges. The Company recorded an unrealized loss of $116 million related to the changes in the fair value of these derivatives in the consolidated statement of income for the year ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the Treasury lock contracts and made a payment to its counter party for $122 million. An additional charge of $6 million will be recorded in the first quarter of 2019 related to the settlement of the Treasury lock derivatives.

•
The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. Based on the duration of time and the extent to which the shares traded below their cost, the Company concluded the decline in value of the investment was other than temporary and recorded a charge of $83 million in the 2018 consolidated statement of income.

•
Pension Settlement charge – The Defined Benefit Pension Plans in the U.K. allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy under applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the sum of service cost plus interest cost components of net period pension cost of a plan for the year ("settlement thresholds"). The amount of lump sum payments through December 31, 2018 exceeded the settlement thresholds in two of the U.K. plans. The Company recorded non-cash settlement charges, primarily related to these plans of $42 million in December 2018 in the consolidated statement of income, of which approximately 90% impacted Risk and Insurance Services.

In 2017, the Company’s results of operations and earnings per share were impacted, in part, by two significant items:

•
U.S. tax reform – On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA provides for a reduction in the U.S. corporate tax rate to 21% and the creation of a territorial tax system. The TCJA also changes the deductibility of certain expenses, primarily executive officers compensation. An aggregate charge of $460 million was recorded in the fourth quarter of 2017 as a result of the enactment of the TCJA. The TCJA provides for a transition to the territorial system through a deemed repatriation tax (the "transition tax") on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional charge of $240 million in the fourth quarter of 2017 as an estimate of U.S. transition taxes and ancillary effects, including state taxes and foreign withholding taxes related to the change in permanent reinvestment status with respect to our pre-2018 foreign earnings. This transition tax is payable over eight years. The reduction of the U.S. corporate tax rate from 35% to 21%, reduces the value of the U.S. deferred tax assets and liabilities, accordingly, a net charge of $220 million was also recorded in the fourth quarter of 2017 in the consolidated statement of income.

•
Pension Settlement charge – Similar to the item discussed above, the Company recorded a non-cash settlement charge, primarily related to its U.K. plans of $54 million in 2017, of which approximately 85% impacted Risk and Insurance Services.

Consolidated operating income increased 4%, to $2.8 billion in 2018 compared with $2.7 billion in 2017, reflecting the impact of 7% increases in both revenue and operating expenses. Income before income taxes decreased 15%, to $2.2 billion. This decrease primarily resulted from the significant items discussed above (the "significant items"), which reduced income before taxes by 21%, and more than offset the increase in operating income. Net income attributable to the Company ("after tax income") increased 11%, of which 9% was due to the year-over-year increase in operating earnings and investment income related to the change in fair value of equity securities, partly offset by the significant items discussed above and higher interest expense. The year over year impact of the significant items was 2% of the increase.
Diluted earnings per share increased 13% to $3.23 in 2018 compared with $2.87 in 2017. This increase primarily resulted from an increase in operating earnings and investment income related to the change in fair value of equity securities, partly offset by the significant items discussed above and higher interest expense, as well as a 2% decrease in the average number of shares outstanding. The negative earnings per share impact of the significant items was in 2018, largely offset by the year-over-year impact of the

$460 million charge in 2017 related to U.S. tax reform, which together resulted in a net increase of approximately $.06 in diluted earnings per share.
Average diluted shares outstanding for 2018 decreased to 511 million, compared with 519 million during 2017. Share repurchases during the year were partly offset by the shares issued related to vesting of share awards and the exercise of employee stock options.
Risk and Insurance Services operating income increased $133 million, or 8%, in 2018 compared with 2017. Revenue increased 8%, reflecting a 5% increase on an underlying basis and a 3% increase from acquisitions. Expense increased 8% or 5% on an underlying basis in 2018 compared with 2017.
Consulting operating income decreased $11 million, or 1%, to $1.1 billion in 2018 compared with 2017, reflecting the combined impact of a 5% growth in revenue and 6% in expense.
Consolidated operating income increased 9%, to $2.7 billion, in 2017 compared to $2.4 billion in 2016, reflecting the combined impact of a 6% increase in revenue and a 5% increase in expenses as compared to the prior year.
Risk and Insurance Services operating income increased $150 million, or 9% in 2017 compared with 2016. Revenue increased 7% reflecting a 3% increase on an underlying basis and a 4% increase from acquisitions. Expense increased 6% compared with 2016.
Consulting operating income increased $72 million, or 7%, to $1.1 billion in 2017 compared with 2016, reflecting the combined impact of 5% growth for both revenue and expense.
Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in many countries. As a result, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as the revenue impact of acquisitions and dispositions, including transfers among businesses, and the impact of the new revenue standard, ASC 606, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment was as follows:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2018	2017	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Revenue Standard Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$6,877	$6,404	7%	—	3%	—	4%
Guy Carpenter	1,286	1,187	8%	1%	—	—	7%
Subtotal	8,163	7,591	8%	1%	3%	—	5%
Fiduciary Interest Income	65	39
Total Risk and Insurance Services	8,228	7,630	8%	—	3%	—	5%
Consulting
Mercer	4,732	4,528	5%	1%	1%	—	3%
Oliver Wyman Group	2,047	1,916	7%	1%	—	—	5%
Total Consulting	6,779	6,444	5%	1%	1%	—	3%
Corporate/Eliminations	(57)	(50)
Total Revenue	$14,950	$14,024	7%	1%	2%	—	4%
* Components of revenue change may not add due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2018	2017	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other	Revenue Standard Impact	Underlying Revenue
Marsh:
EMEA	$2,132	$2,033	5%	3%	1%	—	—
Asia Pacific	683	645	6%	—	—	—	5%
Latin America	400	404	(1)%	(10)%	3%	—	6%
Total International	3,215	3,082	4%	1%	1%	—	2%
U.S./Canada	3,662	3,322	10%	—	5%	—	6%
Total Marsh	$6,877	$6,404	7%	—	3%	—	4%
Mercer:
Defined Benefit Consulting & Administration	$1,279	$1,381	(7)%	1%	(5)%	—	(4)%
Investment Management & Related Services	906	767	18%	—	9%	—	9%
Total Wealth	2,185	2,148	2%	1%	—	—	1%
Health	1,735	1,648	5%	—	1%	—	4%
Career	812	732	11%	—	6%	—	5%
Total Mercer	$4,732	$4,528	5%	1%	1%	—	3%
Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, changes in estimate methodology and the impact of the new revenue standard.

* Components of revenue change may not add due to rounding.

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2017	2016	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other	Underlying Revenue
Risk and Insurance Services
Marsh	$6,404	$5,976	7%	—	5%	3%
Guy Carpenter	1,187	1,141	4%	—	—	4%
Subtotal	7,591	7,117	7%	—	4%	3%
Fiduciary Interest Income	39	26
Total Risk and Insurance Services	7,630	7,143	7%	—	4%	3%
Consulting
Mercer	4,528	4,323	5%	—	2%	2%
Oliver Wyman Group	1,916	1,789	7%	—	—	7%
Total Consulting	6,444	6,112	5%	—	2%	4%
Corporate/Eliminations	(50)	(44)
Total Revenue	$14,024	$13,211	6%	—	3%	3%
* Components of revenue change may not add due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			Components of Revenue Change*
(In millions, except percentage figures)	2017	2016	% Change GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other	Underlying Revenue
Marsh:
EMEA	$2,033	$1,924	6%	(1)%	7%	—
Asia Pacific	645	635	2%	—	(5)%	6%
Latin America	404	374	8%	(3)%	3%	7%
Total International	3,082	2,933	5%	(1)%	4%	2%
U.S. / Canada	3,322	3,043	9%	—	6%	4%
Total Marsh	$6,404	$5,976	7%	—	5%	3%
Mercer:
Defined Benefit Consulting & Administration	$1,381	$1,447	(5)%	(1)%	(2)%	(2)%
Investment Management & Related Services	767	606	26%	1%	15%	10%
Total Wealth	2,148	2,053	5%	—	3%	2%
Health	1,648	1,588	4%	—	2%	2%
Career	732	682	7%	—	2%	5%
Total Mercer	$4,528	$4,323	5%	—	2%	2%
Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses and changes in estimate methodology.

Effective January 1, 2017, Mercer established a Wealth business reflecting a unified client strategy for its former Retirement and Investment business. The 2016 information in the chart above has been conformed to the current presentation.

* Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue was $15 billion in 2018, an increase of 7%, or 4% on an underlying basis. Revenue in the Risk and Insurance Services segment increased 8% in 2018 compared with 2017, or 5% on an underlying basis. Revenue increased 4% and 7% on an underlying basis at Marsh and Guy Carpenter, respectively, as compared with 2017. The Consulting segment's revenue increased 5% compared with 2017, or 3% on an underlying basis. Revenue increased 3% and 5% on an underlying basis at Mercer and Oliver Wyman Group, respectively, as compared with 2017. As discussed in more detail in Note 2 of the consolidated financial statements, the adoption of the new revenue standard shifted income among quarters from historical patterns, but did not have a significant year-over-year impact on annual revenue.
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
Operating Expense
Consolidated operating expenses increased 7% in 2018 compared with 2017, or 5% on an underlying basis. The increase in underlying expenses is primarily due to higher base salaries, incentive compensation, asset based fees, recoverable expenses and costs associated with the acquisition of JLT as well as the impact of severance and consulting costs related to the Marsh simplification initiative and Mercer business restructure discussed below under "Risk and Insurance Services" and "Consulting", respectively.
Consolidated operating expenses increased 5% in 2017 compared with 2016, or 2% on an underlying basis. The increase in underlying expenses was primarily due to higher base salaries and incentive compensation costs, partly offset by lower costs related to liabilities for errors and omissions.

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
The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars, except percentages)	2018	2017	2016
Revenue	$8,228	$7,630	$7,143
Compensation and Benefits	4,485	4,171	3,904
Other Operating Expenses	1,879	1,728	1,658
Operating Expenses	6,364	5,899	5,562
Operating Income	$1,864	$1,731	$1,581
Operating Income Margin	22.7%	22.7%	22.1%
Revenue
Revenue in the Risk and Insurance Services segment increased 8% in 2018 compared with 2017, due to a 5% growth in underlying revenue and 3% growth from acquisitions. The adoption of the new revenue standard shifted revenue among quarters from historical patterns, but did not have a significant year-over-year impact on annual revenue.
In Marsh, revenue increased 7% to $6.9 billion in 2018 as compared with 2017, reflecting a 4% increase on an underlying basis and a 3% increase from acquisitions. U.S./Canada had underlying revenue growth of 6%. International operations increased 2% on an underlying basis, reflecting increases of 5% in Asia Pacific and 6% in Latin America, while growth in EMEA was flat.

Guy Carpenter’s revenue increased 8% to $1.3 billion in 2018 compared with 2017, or 7% on an underlying basis.
Fiduciary interest income was $65 million in 2018 compared with $39 million in 2017 due to the combined effect of higher average invested funds and higher interest rates.
The Risk and Insurance Services segment completed twelve acquisitions during 2018. Information regarding those acquisitions is included in Note 4 to the consolidated financial statements.
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
Expense
Expense in the Risk and Insurance Services segment increased 8% in 2018 compared with 2017, reflecting increases of 5% on an underlying basis, 2% from acquisitions and 1% from the impact of foreign currency.
During 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. The Company incurred restructuring severance and consulting costs related to this initiative of $96 million in 2018.
During the year, restructuring and related charges increased underlying expenses by approximately 2%. The remaining increase in underlying expense was primarily due to higher base salaries and incentive compensation.
Expense in the Risk and Insurance Services segment increased 6% in 2017 compared with 2016, reflecting a 2% increase on an underlying basis and a 5% increase from acquisitions. The underlying expense increase is primarily due to higher base salaries and incentive compensation costs, partly offset by lower costs related to liabilities for errors and omissions.
Consulting
The Company conducts business in its Consulting segment through two main business groups, Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career. Oliver Wyman Group provides specialized management, economic and brand consulting services.
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

Revenue in the Consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also affected by competition due to the introduction of new products and services, broad trends in employee demographics, including levels of employment, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from the provision of investment management services and retirement trust and administrative services are significantly affected by the level of assets under management or administration, which is impacted by securities market performance.
For the investment management business, revenues from the majority of funds are included on a gross basis in accordance with U.S. GAAP and include reimbursable expenses incurred by professional staff and sub-advisory fees, and the related expenses are included in other operating expenses.
The results of operations for the Consulting segment are presented below:

(In millions of dollars, except percentages)	2018	2017	2016
Revenue	$6,779	$6,444	$6,112
Compensation and Benefits	3,760	3,573	3,450
Other Operating Expenses	1,920	1,761	1,624
Operating Expenses	5,680	5,334	5,074
Operating Income	$1,099	$1,110	$1,038
Operating Income Margin	16.2%	17.2%	17.0%
Revenue
Consulting revenue in 2018 increased 5% compared with 2017, reflecting a 3% increase on an underlying basis, 1% growth from acquisitions and a 1% increase from the impact of foreign currency translation. The adoption of the new revenue recognition guidance did not have a significant impact on the timing of revenue recognition or the year-over-year amount of annual revenue in the segment in 2018.
Mercer's revenue in 2018 increased 5% over the prior year to $4.7 billion, or 3% on an underlying basis. Mercer's year over year revenue comparison also reflects an increases of 1% from acquisitions and 1% from the impact of foreign currency translation. The underlying revenue growth reflects an increase in Career of 5%, Health of 4% and Wealth of 1%. Within Wealth, Investment Management & Related Services increased 9% while Defined Benefit Consulting & Administration decreased 4% compared with the prior year. Oliver Wyman Group’s revenue increased 7% in 2018 compared with 2017, or 5% on an underlying basis.
The Consulting segment completed eight acquisitions during 2018. Information regarding these acquisitions is included in Note 4 to the consolidated financial statements.
Consulting revenue in 2017 increased 5% compared with 2016, reflecting a 4% increase on an underlying basis and 2% growth from acquisitions. Mercer’s revenue increased 5% to $4.5 billion over the prior year, or 2% on an underlying basis. Mercer's year over year revenue growth also reflects an increase of 2% from acquisitions. The underlying revenue growth reflects an increase in Career of 5%, Health of 2% and Wealth of 2%. Within Wealth, Investment Management & Related Services increased 10% while Defined Benefit Consulting & Administration decreased 2% compared with the prior year. Oliver Wyman Group’s revenue increased 7% in 2017 compared with 2016, on both a reported and underlying basis.
The Consulting segment completed three acquisitions during 2017.
Expense
Consulting expense in 2018 increased 6% compared with 2017, reflecting increases of 5% on an underlying basis, 1% from the impact of acquisitions and 1% from the impact of foreign currency translation. The increase in underlying expense reflects higher base salaries, asset based fees and recoverable expenses and costs incurred of $51 million associated with a business restructuring at Mercer initiated in the fourth quarter of 2018. The Company expects to incur additional costs of approximately $20-30 million in 2019 related to this initiative.
Consulting expense in 2017 increased 5% compared with 2016, reflecting an increase of 3% on an underlying basis and a 3% increase from the impact of acquisitions. The increase in underlying expense reflects higher base salaries, asset based fees and outside service costs, partly offset by lower severance costs and lower costs related to liabilities for errors and omissions.
Corporate and Other
Corporate expense in 2018 was $202 million compared with $186 million in 2017. The increase in expense is primarily due to costs related to the pending acquisition of JLT.
Corporate expense in 2017 was $186 million compared with $188 million in 2016. The decrease in expense is primarily due to lower consulting, occupancy and general insurance costs.

Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $11 million in 2018 compared with $9 million in 2017. Interest expense in 2018 was $290 million compared with $237 million in 2017. The increase in interest expense was primarily due to higher average debt outstanding in 2018 and bridge loan financing fees related to the pending acquisition of JLT.
Interest income earned on corporate funds amounted to $9 million in 2017 compared with $5 million in 2016. The decrease is due to the combined effects of a lower level of invested funds and lower interest rates. Interest expense in 2017 was $237 million compared with $189 million in 2016 due to higher average outstanding debt in 2017.
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
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2018, the Company prospectively adopted a new accounting standard that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company holds certain equity investments that under legacy U.S. GAAP were previously treated as available for sale securities, whereby the mark-to-market change was recorded to other comprehensive income in its consolidated balance sheet. The Company recorded a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax, as of December 31, 2017 from other comprehensive income to retained earnings. Therefore, prior periods have not been restated.
The Company recorded a net investment loss of $12 million in 2018. The net investment loss reflects the impact of an $83 million charge recorded in 2018 related to an other than temporary decline in the Company's equity method investment in Alexander Forbes (see Note 10 to the consolidated financial statements) partly offset by investment gains of $54 million related to mark-to-market changes in equity securities (discussed above) and $17 million related to investments in private equity funds and other investments. The Company recorded net investment income of $15 million in 2017 compared to less than $1 million in 2016. The increase in 2017 versus 2016 was primarily due to a gain on the sale of an investment and higher equity method gains related to the Company's investments in private equity funds.
Income Taxes
On December 22, 2017, the U.S. tax legislation commonly known as the "Tax Cuts and Jobs Act" (the "TCJA") significantly changed the U.S. Internal Revenue Code of 1986, as amended. The TCJA generally became effective on January 1, 2018. The TCJA provided for a reduction in the U.S. corporate tax rate to 21% and the creation of a new method of taxing non-U.S. based operations. The TCJA also changed the deductibility of certain expenses, primarily executive officers’ compensation and interest. In the fourth quarter of 2017 the Company recorded a provisional charge of $460 million related to the enactment of the TCJA. As discussed in Note 7 to the consolidated financial statements, this provisional charge was adjusted in 2018.
The TCJA provided for a transition to a new method of taxing non-U.S. based operations via a transition tax on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional charge of $240 million in the fourth quarter of 2017 as an estimate of U.S. transition taxes and ancillary effects, including state taxes and foreign withholding taxes related to the change in permanent reinvestment status with respect to our pre-2018 foreign earnings. This transition tax is payable over eight years. The reduction of the U.S. corporate tax rate from 35% to 21% reduced the value of the U.S. deferred tax assets and liabilities; accordingly, a charge of $220 million was recorded. Adjustments during 2018 to the provisional estimates of transition taxes and U.S. deferred tax assets and liabilities decreased income tax expense by $5 million. These amounts are now final, and the Company does not expect further adjustments to the initial provisional charge.
The Company's consolidated effective tax rate was 25.6%, 42.9%, and 27.6% in 2018, 2017 and 2016, respectively. The rate in 2018 reflects ongoing impacts of the TCJA, primarily the reduced 21% U.S. statutory tax rate and certain tax planning benefits, largely offset by higher estimated costs from the new method of taxing non-U.S. based operations, greater disallowance of compensation and entertainment deductions, the effect of a charge related to the Company’s investment in Alexander Forbes as discussed in Note 10 and a decrease in excess tax benefits related to share compensation primarily due to the lower U.S. tax rate. The rates in 2017 and 2016 reflect foreign operations taxed at rates below the 35% U.S. statutory tax rate, including the effect of repatriation. The tax rates in all periods reflect the impact of discrete tax matters, tax legislation, and nontaxable adjustments to contingent acquisition consideration.
The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. Thus, a shift in the mix of profits among jurisdictions can affect the effective tax rate. In 2018, pre-tax income in the U.K., Barbados, Canada, Australia, and Ireland accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 26%, 1%, 28%, 27% and 10%, respectively.
The TCJA is expected to provide an ongoing benefit to our effective tax rate and U.S. cash tax liabilities due to the significantly lower U.S. statutory tax rate and the quasi-territorial system.
As a U.S. domiciled parent holding company, Marsh & McLennan Companies, Inc. is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States.
The mandatory taxation of accumulated undistributed foreign earnings through the transition tax substantially changed the economic considerations of continued permanent investment of those accumulated earnings, a key component of our global capital strategy. As a result of the transition tax, the Company anticipates repatriating most of the accumulated earnings that was previously intended to be permanently re-invested outside of the U.S. We continue to evaluate our global investment and repatriation strategy in light of expected relief from U.S. tax reform under the new quasi-territorial tax regime for future foreign earnings.
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
Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to stockholders, repurchase its shares and pay corporate expenses. The Company can also provide financial support to its operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed below in financing cash flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2018, the Company had approximately $917 million of cash and cash equivalents in its foreign operations, which includes $168 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2017 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During 2018, the Company recorded foreign currency translation adjustments which decreased net equity by $529 million. Continued strengthening of the U.S. dollar against foreign currencies would further reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $2.4 billion of cash from operations in 2018, compared with $1.9 billion in 2017. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension-Related Items
Contributions
During 2018, the Company contributed $30 million to its U.S. pension plans and $82 million to non-U.S. pension plans compared to contributions of $85 million to U.S. plans and $229 million to non-U.S. plans in 2017.
In the United States, contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. In 2018 the Company made $30 million of contributions to its non-qualified plans. The Company expects to contribute approximately $28 million to its U.S. pension plans in 2019.
The Company contributed $21 million to the U.K. plans in 2018, including an expense allowance of approximately $9 million. Based on the funding test carried out at November 1, 2018, the Company contributions to the U.K. plans in 2019 are expected to be approximately $11 million, including the expense allowance.

Outside the United States, the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2018. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' Trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1 of each year. If the funding level on November 1 is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. The funding level was re-assessed on November 1, 2018 and no deficit funding contributions are required in 2019. The funding level will be re-assessed on November 1, 2019. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
In the aggregate, the Company expects to contribute approximately $65 million to its non-U.S. defined benefit plans in 2019, comprising approximately $54 million to plans outside of the U.K. and $11 million to the U.K. plans.
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
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.9 billion and $2.6 billion at December 31, 2018 for the U.S. plans and non-U.S. plans, respectively, compared with $1.8 billion and $2.6 billion at December 31, 2017. The increase in the U.S. was primarily due to a decrease in asset values partly offset by the impact of an increase in the discount rate used to measure plan liabilities. The actuarial loss related to the non-U.S. plans was unchanged as a decrease in the value of the plans' assets was offset by the impact of increases in the discount rate used to measure the plans' liabilities, the impact of the U.K. settlement in the fourth quarter of 2018 discussed above and by the impact of foreign exchange translation. In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities increased in both the U.S. and the U.K. (the Company's largest plans) in 2018. The discount rate used to measure plan liabilities decreased in 2017 and in 2016. The decreases in 2017 and 2016 followed an increase in 2015. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. During 2018, the Company's defined benefit pension plan assets had losses of 7.4% and 1.0% in the U.S. and U.K., respectively. During 2017, the Company's defined benefit pension plan assets had actual returns of 19.3% and 9.1% in the U.S. and U.K., respectively. During 2016, the Company's defined benefit pension plan assets had actual returns of 9.8% in the U.S. and 22.1% in the U.K.
Overall, based on the measurement at December 31, 2018, expenses related to the Company’s defined benefit plans are expected to decrease in 2019 by approximately $51 million compared to 2018, reflecting an increase in U.S. plans of $8 million and a decrease in non-U.S. plans of approximately $59 million, primarily in the U.K. The decrease in non-U.S. plans is primarily in the U.K., and reflects a lower charge for amortization of the net actuarial loss as well as the reduction in the 2018 net benefit credit by the $42 million settlement charge discussed previously. The recognition of a similar charge in 2019 and the amount of such a charge, if any, is dependent upon whether participant lump sum elections reach or exceed the settlement threshold.
Prior to 2016, service and interest costs were estimated using a single weighted average discount rate derived from the yield curves used to measure the benefit obligations at the beginning of the period. In 2016, the Company changed the approach used to estimate the service and interest cost components of net periodic benefit cost for its significant non-U.S. plans. This change in approach was made to improve the correlation between the projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The change did not impact the measurement of the plans’ total projected benefit obligation. The Company accounted for this change as a change in estimate, that was applied prospectively beginning in 2016 and resulted in pension expense being approximately $45 million lower in 2016 than if the prior approach had been used.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
Financing Cash Flows
Net cash used for financing activities was $1.3 billion in 2018 compared with $1.0 billion used in 2017.
Debt
The Company increased outstanding debt by approximately $340 million in 2018 and $680 million in 2017.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at December 31, 2018.
In October 2018, the Company repaid $250 million of maturing senior notes.
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
In March 2016, the Company issued $350 million of 3.30% seven-year senior notes. The Company used the net proceeds from this issuance for general corporate purposes.
Subsequent Event
As part of the Company’s planned financing for the proposed acquisition of JLT, the Company issued $5 billion aggregate amount of senior notes in January 2019. The various tranches consisted of $700 million of 3.50% senior notes due 2020, $1 billion of 3.875% senior notes due 2024, $1.25 billion of 4.375%

senior notes due 2029, $500 million of 4.75% senior notes due 2039, $1.25 billion of 4.90% senior notes due 2049 and $300 million floating rate senior notes due 2021. The Company intends to use the net proceeds to fund, in part, the pending acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness.
Credit Facilities
On September 18, 2018, the Company entered into a bridge loan agreement to secure funding for the proposed JLT transaction. The Company paid approximately $35 million of customary upfront fees related to the bridge loan, which are being amortized as interest expense based on the period of time the facility is expected to be in effect (including any loans outstanding). The bridge loan agreement is discussed in more detail in Note 13 of the consolidated financial statements.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2018.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $594 million at December 31, 2018 and $624 million at December 31, 2017. There were no outstanding borrowings under these facilities at December 31, 2018 or December 31, 2017.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by Standard & Poor's and P-2 by Moody's. The Company carries a negative outlook from both firms.
Share Repurchases
During 2018, the Company repurchased 8.2 million shares of its common stock for total consideration of $675 million at an average price per share of $82.61. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. As of December 31, 2018, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $866 million. There is no time limit on this authorization.
During 2017, the Company repurchased 11.5 million shares of its common stock for total consideration of $900 million at an average price per share of $77.93.
Dividends
The Company paid total dividends of $807 million in 2018 ($1.58 per share), $740 million in 2017 ($1.43 per share) and $682 million in 2016 ($1.30 per share).
Contingent Payments Related To Acquisitions
During 2018, the Company paid $91 million of contingent payments related to acquisitions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $55 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $36 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $183 million for acquisitions completed in 2018 and in prior years are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2018. The Company paid deferred purchase consideration related to prior years' acquisitions of $62 million, $55 million and $54 million in the years ended December 31, 2018, 2017 and 2016, respectively. Remaining deferred cash payments of approximately $139 million are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2018.
In 2017, the Company paid $108 million of contingent payments related to acquisitions made in prior periods, of which $81 million was reported as financing cash flows and $27 million as operating cash flows. In 2016, the Company made $86 million of contingent payments related to acquisitions made in prior periods, of which $44 million was reported as financing cash flows and $42 million as operating cash flows.

Derivatives
In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into the FX Contract to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S dollars at a contracted exchange rate. The FX Contract is discussed in Note 11 to the consolidated financial statements. An unrealized loss of $325 million related to the change in fair value of this derivative has been recognized in the consolidated statement of income for year ended December 31, 2018, primarily related to the depreciation of the GBP. The FX Contract does not qualify for hedge accounting treatment under applicable accounting guidance. The Company expects to record fair value gains and losses, which may be significant, through its income statement until the completion of the Transaction.
In connection with the JLT Transaction, to hedge the risk of increases in future interest rates prior to its issuance of senior notes, in the fourth quarter of 2018, the Company entered into Treasury locks related to $2 billion of the expected debt. The fair value at December 31, 2018 is based on the published treasury rate plus forward premium as of December 31, 2018  compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge.The Company recorded an unrealized loss of $116 million related to the change in the fair value of these derivatives in the consolidated statement of income for the twelve months ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. An additional charge of $6 million will be recorded in the first quarter of 2019 related to the settlement of the Treasury lock derivatives.
Investing Cash Flows
Net cash used for investing activities amounted to $1.1 billion in 2018 compared with $956 million used for investing activities in 2017.
The Company paid $884 million and $655 million, net of cash acquired, for acquisitions it made during 2018 and 2017, respectively.
The Company’s additions to fixed assets and capitalized software, which amounted to $314 million in 2018 and $302 million in 2017, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $43 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2018:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$314	$314	$—	$—	$—
Long-term debt	5,548	—	1,032	1,132	3,384
Interest on long-term debt	2,473	224	414	330	1,505
Net operating leases	2,071	329	574	447	721
Service agreements	259	189	51	15	4
Other long-term obligations	359	109	197	53	—
Total	$11,024	$1,165	$2,268	$1,977	$5,614
The chart does not include the senior notes issued in January 2019 discussed above. The above does not include the liability for unrecognized tax benefits of $78 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $3 million that may become payable during 2019. The above does not include net pension liabilities of approximately $1.8 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities. The above does not include the remaining transitional tax payments related to the TCJA of $171 million. The above does not include expected payments related to the pending acquisition of JLT. The amounts of estimated future benefits payments to be made from pension plan assets are disclosed in Note 8 to the consolidated financial statements. In 2019, the Company expects to contribute approximately $28 million and $65 million to its U.S. and non-U.S. defined benefit pension plans, respectively.
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
Revenue Recognition
The adoption of the new revenue standard on January 1, 2018 has increased the significance of judgments and estimates management must make to apply the guidance. In particular, in the Risk and Insurance Services segment, judgments related to the amount of variable revenue consideration to ultimately be received on placement of quota share reinsurance treaties and contingent commission from insurers, which was previously recognized when the contingency was resolved, now requires significant judgments and estimates.
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized. The Company capitalizes the incremental costs to obtain contracts primarily related to commissions or sales bonus payments. These deferred costs are amortized over the expected life of the underlying customer relationships. The Company also capitalizes certain pre-placement costs that are considered fulfillment costs that are amortized at a point in time when the associated revenue is recognized.
Management also makes significant judgments and estimates to measure the progress toward completing performance obligations and realization rates for consideration related to contracts as well as potential performance-based fees in the Consulting segment.
See Note 2 to the consolidated financial statements for additional information.
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
The target asset allocation for the U.S. Plans is 64% equities and equity alternatives and 36% fixed income. At December 31, 2018, the actual allocation for the U.S. Plans was 62% equities and equity alternatives and 38% fixed income. At the end of 2018, the target asset allocation for the U.K. Plans, which comprise approximately 81% of non-U.S. Plan assets, was 34% equities and equity alternatives and 66% fixed income. At December 31, 2018, the actual allocation for the U.K. Plans was 34% equities and equity alternatives and 66% fixed income.
The discount rate selected for each U.S. Plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The table below shows the weighted average assumed rate of return and the discount rate at the December 31, 2018 measurement date (for measuring pension expense in 2019) for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed Rate of Return on Plan Assets	5.74%	7.95%	4.87%
Discount Rate	3.48%	4.45%	2.89%
Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 84% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(22)	$(40)	$22	$40
Discount Rate	$(1)	$(4)	$—	$3

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
Income Taxes
The Company's tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. In 2017, the Company's tax expense was significantly impacted by the enactment of the TCJA, which is discussed in more detail in Note 7 to the consolidated financial statements included in this report. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue.
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
Fair Value Determinations
Goodwill Impairment Testing – The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considered numerous factors, which included that the fair value of each reporting unit exceeded its carrying value by a substantial margin in its most recent estimate of reporting unit fair values, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price.
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
As of December 31, 2018, there was $17 million of unrecognized compensation cost related to stock option awards. The weighted-average period over which the costs are expected to be recognized is 1.24 years. Also as of December 31, 2018, there was $238.9 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.02 years.
See Note 9 to the consolidated financial statements for additional information regarding accounting for share-based payments.
Investments and Derivatives
Although not directly recorded in the Company’s consolidated balance sheets, the Company's defined benefit pension plans hold investments of approximately $14.4 billion, which include private equity and other non-liquid investments. The fair value of the plan investments determines, in part, the over-or under-funded status of those plans, which is included in the Company’s consolidated balance sheets. The Company also has minority positions in certain equity securities (primarily Alexander Forbes) as well as approximately $80 million of investments in private equity funds accounted for using the equity method of accounting.
The Company reviews the carrying value of its investments (both direct and held through its pension plans) to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. The Company bases its review on the facts and circumstances as they relate to each investment. In those instances where quoted market prices are not available, particularly for private equity funds, significant management judgment is required to determine the appropriate value of the Company’s investments. Fair value of investments in private equity funds is determined by the funds’ investment managers. Factors considered in determining the fair value of private equity investments include: implied valuation of recently completed financing rounds that included sophisticated outside investors; performance multiples of comparable public companies; restrictions on the sale or disposal of the investments; trading characteristics of the securities; and the relative size of the holdings in comparison to other private investors and the public market float.
In connection with the JLT Transaction, the Company entered into several derivative contracts, described in Note 11 to the consolidated financial statements. These derivative contracts are recorded at fair value at the end of each period, with the change in fair value recorded in the consolidated statements of income. Determining the fair value of these contracts, in particular the deal contingent foreign exchange contract, requires significant management judgments or estimates about the potential closing dates of the transaction and remaining value of the deal contingency feature.
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
Interest Rate Risk and Credit Risk
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2018
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,066
Fiduciary cash and investments	$5,001
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 15 basis points, over the full year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $6 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 52% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events, such as uncertainty regarding the impact of "Brexit" in the United Kingdom, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2018, the Company estimates net operating income would increase or decrease by approximately $56 million. The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
JLT Transaction
The purchase price of the JLT Transaction is denominated in GBP. To hedge the risk of appreciation in GBP, the Company entered into an FX Contract in September 2018, which is discussed in Note 11 to the consolidated financial statements. For each 1% increase or decrease in the GBP/U.S. dollar exchange rate, the fair value of the FX Contract will increase (dollar weakens) or decrease (dollar strengthens) by approximately $70 million.

Equity Price Risk
As discussed in Note 18 to the consolidated financial statements, effective January 1, 2018, the Company adopted a new accounting standard that requires equity investments with readily determinable market values to be measured at fair value with changes in fair value recognized in net income.
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $146 million that are valued using readily determinable fair values and approximately $75 million of investments without readily determinable fair values. The Company also has investments of approximately $287 million that are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. The shares of AF have been trading below the Company’s carrying value since November of 2017, but had traded within 10% of the Company’s carrying value through much of the first quarter of 2018. In May 2018, the trading price declined to 30% to 35% below the Company’s cost and remained at the discounted level through the third quarter of 2018. The Company considered several factors in assessing the carrying value of its investment in AF, including its financial position, the near- and long-term prospects of AF and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. However, based on the duration of time and the extent to which the shares traded below their cost, the Company could not develop sufficient objective evidence to support a recovery of the price in the relatively near future. As such, the Company concluded the decline in value of the investment was other than temporary and recorded a charge of $83 million in 2018. As of December 31, 2018, the carrying value of the Company’s investment in Alexander Forbes was approximately $144 million. As of December 31, 2018, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the December 31, 2018 closing share price of 5.14 South African Rand per share, was approximately $159 million.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 16 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements included in this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2018	2017	2016
Revenue	$14,950	$14,024	$13,211
Expense:
Compensation and benefits	8,605	8,085	7,694
Other operating expenses	3,584	3,284	3,086
Operating expenses	12,189	11,369	10,780
Operating income	2,761	2,655	2,431
Other net benefits credits	215	201	233
Interest income	11	9	5
Interest expense	(290)	(237)	(189)
Investment (loss) income	(12)	15	—
Acquisition related derivative contracts	(441)	—	—
Income before income taxes	2,244	2,643	2,480
Income tax expense	574	1,133	685
Income from continuing operations	1,670	1,510	1,795
Discontinued operations, net of tax	—	2	—
Net income before non-controlling interests	1,670	1,512	1,795
Less: Net income attributable to non-controlling interests	20	20	27
Net income attributable to the Company	$1,650	$1,492	$1,768
Basic net income per share
– Continuing operations	$3.26	$2.91	$3.41
– Net income attributable to the Company	$3.26	$2.91	$3.41
Diluted net income per share
– Continuing operations	$3.23	$2.87	$3.38
– Net income attributable to the Company	$3.23	$2.87	$3.38
Average number of shares outstanding
– Basic	506	513	519
– Diluted	511	519	524
Shares outstanding at December 31,	504	509	514
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2018	2017	2016
Net income before non-controlling interests	$1,670	$1,512	$1,795
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(529)	717	(742)
Unrealized investment (loss) income	—	(7)	21
(Loss) gain related to pension/post-retirement plans	(91)	408	(119)
Other comprehensive (loss) income, before tax	(620)	1,118	(840)
Income tax (credit) expense on other comprehensive (loss) income	(30)	68	33
Other comprehensive (loss) income, net of tax	(590)	1,050	(873)
Comprehensive income	1,080	2,562	922
Less: Comprehensive income attributable to non-controlling interests	20	20	27
Comprehensive income attributable to the Company	$1,060	$2,542	$895

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,066	$1,205
Receivables
Commissions and fees	3,984	3,777
Advanced premiums and claims	79	65
Other	366	401
	4,429	4,243
Less-allowance for doubtful accounts and cancellations	(112)	(110)
Net receivables	4,317	4,133
Other current assets	551	224
Total current assets	5,934	5,562
Goodwill	9,599	9,089
Other intangible assets	1,437	1,274
Fixed assets, net	701	712
Pension related assets	1,688	1,693
Deferred tax assets	680	669
Other assets	1,539	1,430
	$21,578	$20,429
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$314	$262
Accounts payable and accrued liabilities	2,234	2,083
Accrued compensation and employee benefits	1,778	1,718
Acquisition related derivatives	441	—
Accrued income taxes	157	199
Total current liabilities	4,924	4,262
Fiduciary liabilities	5,001	4,847
Less – cash and investments held in a fiduciary capacity	(5,001)	(4,847)
	—	—
Long-term debt	5,510	5,225
Pension, postretirement and postemployment benefits	1,911	1,888
Liability for errors and omissions	287	301
Other liabilities	1,362	1,311
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2018 and December 31, 2017	561	561
Additional paid-in capital	817	784
Retained earnings	14,347	13,140
Accumulated other comprehensive loss	(4,647)	(4,043)
Non-controlling interests	73	83
	11,151	10,525
Less – treasury shares, at cost, 56,804,468 shares at December 31, 2018 and 51,930,135 shares at December 31, 2017	(3,567)	(3,083)
Total equity	7,584	7,442
	$21,578	$20,429
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2018	2017	2016
Operating cash flows:
Net income before non-controlling interests	$1,670	$1,512	$1,795
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	311	312	308
Amortization of intangible assets	183	169	130
Adjustments and payments related to contingent consideration liability	(4)	(24)	(33)
Loss (gain) on deconsolidation of entity	11	—	(11)
(Benefit) Provision for deferred income taxes	(39)	396	68
Loss (Gain) on investments	12	(15)	—
(Gain) Loss on disposition of assets	(48)	10	6
Share-based compensation expense	193	149	109
Change in fair value of acquisition-related derivative contracts	441	—	—
Changes in assets and liabilities:
Net receivables	(78)	(454)	(154)
Other current assets	26	(3)	(9)
Other assets	(37)	(199)	34
Accounts payable and accrued liabilities	23	87	55
Accrued compensation and employee benefits	68	63	2
Accrued income taxes	(40)	37	(21)
Contributions to pension and other benefit plans in excess of current year expense/credit	(291)	(457)	(279)
Other liabilities	9	406	(97)
Effect of exchange rate changes	18	(96)	104
Net cash provided by operations	2,428	1,893	2,007
Financing cash flows:
Purchase of treasury shares	(675)	(900)	(800)
Net increase in commercial paper	—	—	50
Proceeds from issuance of debt	591	987	347
Repayments of debt	(263)	(315)	(12)
Payment of bridge loan fees	(35)	—	—
Shares withheld for taxes on vested units – treasury shares	(67)	(49)	(39)
Issuance of common stock from treasury shares	93	166	188
Payments of deferred and contingent consideration for acquisitions	(117)	(136)	(98)
Distributions of non-controlling interests	(30)	(22)	(21)
Dividends paid	(807)	(740)	(682)
Net cash used for financing activities	(1,310)	(1,009)	(1,067)
Investing cash flows:
Capital expenditures	(314)	(302)	(253)
Net sales (purchases) of long-term investments	4	(13)	2
Proceeds from sales of fixed assets	3	8	4
Dispositions	110	—	—
Acquisitions	(884)	(655)	(813)
Other, net	(8)	6	4
Net cash used for investing activities	(1,089)	(956)	(1,056)
Effect of exchange rate changes on cash and cash equivalents	(168)	251	(232)
(Decrease) Increase in cash and cash equivalents	(139)	179	(348)
Cash and cash equivalents at beginning of year	1,205	1,026	1,374
Cash and cash equivalents at end of year	$1,066	$1,205	$1,026
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2018	2017	2016
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$784	$842	$861
Change in accrued stock compensation costs	66	63	44
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(35)	(120)	(63)
Other	2	(1)	—
Balance, end of year	$817	$784	$842
RETAINED EARNINGS
Balance, beginning of year	$13,140	$12,388	$11,302
Net income attributable to the Company	1,650	1,492	1,768
Cumulative effect of adoption of the revenue recognition standard (See Note 1)	364	—	—
Cumulative effect of adoption of other accounting standards (See Note 1)	—	—	—
Dividend equivalents declared - (per share amounts: $1.58 in 2018, $1.43 in 2017, and $1.30 in 2016)	(7)	(6)	(7)
Dividends declared – (per share amounts: $1.58 in 2018, $1.43 in 2017, and $1.30 in 2016)	(800)	(734)	(675)
Balance, end of year	$14,347	$13,140	$12,388
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,043)	$(5,093)	$(4,220)
Cumulative effect of adoption of the financial instruments standard (See Note 1)	(14)	—	—
Other comprehensive (loss) income, net of tax	(590)	1,050	(873)
Balance, end of year	$(4,647)	$(4,043)	$(5,093)
TREASURY SHARES
Balance, beginning of year	$(3,083)	$(2,506)	$(1,991)
Issuance of shares under stock compensation plans and employee stock purchase plans	191	323	285
Purchase of treasury shares	(675)	(900)	(800)
Balance, end of year	$(3,567)	$(3,083)	$(2,506)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$83	$80	$89
Net income attributable to non-controlling interests	20	20	27
Distributions and other changes	(30)	(17)	(22)
Deconsolidation of subsidiary	—	—	(14)
Balance, end of year	$73	$83	$80
TOTAL EQUITY	$7,584	$7,442	$6,272
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
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career consulting services and products. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Acquisitions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 5 below.
Principles of Consolidation:  The accompanying consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, generally the Company collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $65 million, $39 million and $26 million in 2018, 2017 and 2016, respectively. The Consulting segment recorded fiduciary interest income of $3 million, $4 million and $3 million in 2018, 2017 and 2016, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $7.3 billion and $6.8 billion at December 31, 2018 and 2017, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
Mercer manages assets in trusts or funds for which Mercer’s management or trustee fee is not considered a variable interest, since the fees are commensurate with the level of effort required to provide those services. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
Revenue: The Company provides detailed discussion regarding its revenue policies in Note 2 to the consolidated financial statements
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements. At December 31, 2018, the Company maintained $186 million related to these regulatory requirements.
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
The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2018	2017
Furniture and equipment	$1,159	$1,179
Land and buildings	377	385
Leasehold and building improvements	1,007	974
	2,543	2,538
Less-accumulated depreciation and amortization	(1,842)	(1,826)
	$701	$712
Investments:  The caption "Investment (loss) income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on the Company's investments in private equity funds.
The Company holds certain equity investments, that under legacy GAAP, were previously classified as available for sale securities, whereby the mark-to-market change was recorded to accumulated other comprehensive income in its consolidated balance sheet. As discussed in Note 1, effective January 1, 2018, the Company adopted new accounting guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company recorded a cumulative-effect adjustment that increased retained earnings as of the beginning of the period of adoption by $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from accumulated other comprehensive income to retained earnings. Prior periods have not been restated.
The Company holds investments in certain private equity funds. Investments in private equity funds are accounted for under the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for its proportionate share of the change in fair value of the funds are recorded in earnings. Investments using the equity method of accounting are included in "other assets" in the consolidated balance sheets.
In 2018 the Company recorded an investment loss of $12 million compared to investment income of $15 million in 2017 and less than $1 million in 2016. The investment loss in 2018 includes an impairment charge of $83 million related to its investment in Alexander Forbes (see Note 10). The net investment loss in 2018 also includes gains of $54 million related to mark-to-market changes in equity securities and gains of $17 million related to investments in private equity funds and other investments.
Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. When a step 1 test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, the Company may elect to assess qualitative factors to determine if a step 1 test is necessary. Other intangible assets, which primarily consist of acquired customer lists, that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2018 and 2017.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $435 million and $488 million, net of accumulated amortization of $1.3 billion for both December 31, 2018 and 2017, are included in other assets in the consolidated balance sheets.
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
Derivative Instruments:  All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the derivative is recorded in the consolidated balance sheet in other receivables or accounts payable and accrued liabilities. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value attributable to the ineffective portion of cash flow hedges are recognized in earnings. If a derivative is not designated as an accounting hedge, the change in fair value is recorded in earnings.
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

Basic and Diluted EPS Calculation - Continuing Operations
(In millions, except per share figures)	2018	2017	2016
Net income from continuing operations	$1,670	$1,510	$1,795
Less: Net income attributable to non-controlling interests	20	20	27
	$1,650	$1,490	$1,768
Basic weighted average common shares outstanding	506	513	519
Dilutive effect of potentially issuable common shares	5	6	5
Diluted weighted average common shares outstanding	511	519	524
Average stock price used to calculate common stock equivalents	$83.13	$77.30	$63.51
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
The guidance includes requirements to estimate variable or contingent consideration to be received, which will result in revenue being recognized earlier than under legacy GAAP. In addition, the guidance requires the capitalization and amortization of certain costs which were expensed as incurred under legacy GAAP. The adoption of this new revenue recognition standard shifted revenue in the Risk and Insurance Services segment among quarters from historical patterns, but did not have a significant year-over-year impact on annual revenue in either segment.
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
The Company capitalized the incremental costs to obtain contracts primarily related to commissions or sales bonus payments in both segments. These deferred costs are amortized over the expected life of the underlying customer relationships.
In the Risk and Insurance Services segment, certain pre-placement costs to fulfill are now deferred and amortized into earnings when revenue from the placement is recognized. These costs were previously expensed as incurred. As such, the recognition of costs shifted among quarters.
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

The impact of adoption of the new revenue standard on the Company's consolidated income statement was as follows (in millions):

	For the Year Ended December 31, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Revenue	$14,950	$2	$14,952
Expense:
Compensation and benefits	8,605	17	8,622
Other operating expenses	3,584	—	3,584
Operating expenses	12,189	17	12,206
Operating income	2,761	(15)	2,746
Other net benefit credits	215	—	215
Interest income	11	—	11
Interest expense	(290)	—	(290)
Investment (loss) income	(12)	—	(12)
Acquisition related derivative contracts	(441)	—	(441)
Income before income taxes	2,244	(15)	2,229
Income tax expense	574	(4)	570
Net income before non-controlling interests	1,670	(11)	1,659
Less: Net income attributable to non-controlling interests	20	—	20
Net income attributable to the Company	$1,650	$(11)	$1,639

The impact of adoption of the new revenue standard on the Company's consolidated balance sheet was as follows (in millions):

	December 31, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
ASSETS
Current assets:
Cash and cash equivalents	$1,066	$—	$1,066
Net receivables	4,317	(68)	4,249
Other current assets	551	(326)	225
Total current assets	5,934	(394)	5,540
Goodwill and intangible assets	11,036	—	11,036
Fixed assets, net	701	—	701
Pension related assets	1,688	—	1,688
Deferred tax assets	680	107	787
Other assets	1,539	(242)	1,297
TOTAL ASSETS	$21,578	$(529)	$21,049

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$314	$—	$314
Accounts payable and accrued liabilities	2,234	(129)	2,105
Accrued compensation and employee benefits	1,778	—	1,778
Acquisition related derivatives	441	—	441
Accrued income taxes	157	—	157
Total current liabilities	4,924	(129)	4,795
Fiduciary liabilities	5,001	—	5,001
Less - cash and investments held in a fiduciary capacity	(5,001)	—	(5,001)
	—	—	—
Long-term debt	5,510	—	5,510
Pension, post-retirement and post-employment benefits	1,911	—	1,911
Liabilities for errors and omissions	287	—	287
Other liabilities	1,362	(25)	1,337
Total equity	7,584	(375)	7,209
TOTAL LIABILITIES AND EQUITY	$21,578	$(529)	$21,049

The impact of adoption of the new revenue standard on the Company's consolidated statement of cash flow was as follows (in millions):

	Twelve Months Ended December 31, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Operating cash flows:
Net income before non-controlling interests	$1,670	$(11)	$1,659
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	311	—	311
Amortization of intangible assets	183	—	183
Adjustments and payments related to contingent consideration liability	(4)	—	(4)
Loss on deconsolidation of entity	11	—	11
Benefit for deferred income taxes	(39)	—	(39)
Loss on investments	12	—	12
Gain on disposition of assets	(48)	—	(48)
Change in fair value of acquisition related derivative contracts	441	—	441
Share-based compensation expense	193	—	193
Changes in assets and liabilities:
Net receivables	(78)	—	(78)
Other current assets	26	8	34
Other assets	(37)	12	(25)
Accounts payable and accrued liabilities	23	(7)	16
Accrued compensation and employee benefits	68	—	68
Accrued income taxes	(40)	—	(40)
Contributions to pension and other benefit plans in excess of current year expense/credit	(291)	—	(291)
Other liabilities	9	(2)	7
Effect of exchange rate changes	18	—	18
Net cash provided by operations	$2,428	$—	$2,428
The adoption of the revenue recognition standard did not have an impact on the Company's financing or investing cash flows.
Other Standards Adopted Effective January 1, 2018 using the modified retrospective approach
In January 2016, the FASB issued new guidance intended to improve the recognition and measurement of financial instruments. The new guidance requires investments in equity securities (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance was effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company holds certain equity investments that under legacy GAAP were previously treated as available for sale securities, whereby the mark-to-market change was recorded to accumulated other comprehensive income in its consolidated balance sheet. The Company adopted the new accounting guidance, effective January 1, 2018, recording a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from accumulated other comprehensive income to retained earnings. Therefore, prior periods have not been restated.
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
Cumulative effect adjustment related to the adoption of the revenue recognition standard
The cumulative effect adjustment recorded to net receivables and other current assets is primarily related to contingent brokerage revenue and quota share reinsurance brokerage. Under the new guidance, the Company is required to record an estimate of variable or contingent consideration earlier than under the previous rules. Also under the new guidance, revenue related to most reinsurance placements is accelerated versus previous patterns.
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
Adoption of amended accounting standard using the retrospective application approach
Effective January 1, 2018, the Company adopted new guidance that changes the presentation of net periodic pension cost and net periodic postretirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs. Accordingly, we have reclassified prior period information in the consolidated results of operations, segment data and related disclosures contained in our notes to the consolidated financial statements to reflect the retrospective adoption of this standard.
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
Other accounting standards adopted in prior years
In April 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance requires that companies record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement and classify excess tax benefits as an operating activity in the statement of cash flows. The Company adopted this new guidance prospectively, effective January 1, 2017 and prior periods have not been adjusted. The adoption of this new standard reduced income tax expense in the consolidated statements of income by approximately $28 million and $79 million for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2016 the Company recorded an excess tax benefit of $44 million as an increase to equity in its consolidated balance sheets, which was reflected as cash provided by financing activities in the consolidated statements of cash flows.
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
In February 2016, the FASB issued new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification, which for lessees, will be defined as either financing or operating leases under the new guidance. However, unlike current GAAP, which only requires recognition of capital leases on the balance sheet, the new guidance requires that both types of leases be recognized on the balance sheet. The new guidance will require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, and additional information about the amounts recorded in the financial statements.
The new guidance on leases became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this new standard effective January 1, 2019, using the modified retrospective method. Prior period information will not be restated. The cumulative effect of initially applying the guidance is recognized as an adjustment to retained earnings at January 1, 2019. The Company has elected to apply the set of practical expedients at transition, which among other things, allows the Company to carry forward historical lease classifications. As a practical expedient, the Company elected an accounting policy not to separate non-lease components from lease components and instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases, that at the commencement date, are for 12 months or less. Substantially all of the Company’s leases are operating leases.
The Company expects to recognize a lease liability of approximately $1.8 billion and a corresponding right-of-use asset ("ROU asset") of approximately $1.6 billion, including the reclassification of approximately $200 million of unamortized lease incentives and restructuring liabilities, upon the adoption of this standard, with minimal impact on the consolidated statement of income.

2.    Revenue
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
As discussed in more detail below, the adoption of this new revenue standard shifted income among quarters from historical patterns, but did not have a significant year-over-year impact on annual revenue.
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
Consulting projects in Mercer’s wealth and career businesses, as well as consulting projects in Oliver Wyman typically consist of a single performance obligation, which is recognized over time as control is transferred continuously to customers. Typically, revenue is recognized over time using an input measure of time expended to date relative to total estimated time to be incurred at project completion. Incurred hours represent services rendered and thereby faithfully depicts the transfer of control to the customer.
On a limited number of engagements, performance fees may also be earned for achieving certain prescribed performance criteria. Revenue for achievement is estimated and constrained to an amount that is probable to not have a significant negative adjustment.
A significant majority of fee revenues in the Consulting segment is recognized over time.
For consulting projects, Mercer generally invoices monthly in arrears with payment due within 30 days of the invoice date. Fees for delegated management services are either deducted from the net asset value of the fund or invoiced to the client on monthly or quarterly basis in arrears. Oliver Wyman typically bills its clients 30-60 days in arrears with payment expected within 30 days upon receipt of the invoice.
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

The following schedule disaggregates various components of the Company's revenue:

	Twelve Months Ended December 31,
	2018	2017
Marsh:
EMEA	$2,132	$2,033
Asia Pacific	683	645
Latin America	400	404
Total International	3,215	3,082
U.S./Canada	3,662	3,322
Total Marsh	6,877	6,404
Guy Carpenter	1,286	1,187
Subtotal	8,163	7,591
Fiduciary interest income	65	39
Total Risk and Insurance Services	$8,228	$7,630

Mercer:
Defined Benefit Consulting & Administration	$1,279	$1,381
Investment Management & Related Services	906	767
Total Wealth	2,185	2,148
Health	1,735	1,648
Career	812	732
Total Mercer	4,732	4,528
Oliver Wyman	2,047	1,916
Total Consulting	$6,779	$6,444
Note: The 2017 information is prior to the adoption of ASC 606.
The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	December 31, 2018	January 1, 2018
Contract Assets	$112	$128
Contract Liabilities	$545	$583
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated contingent insurer revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2018 to December 31, 2018 is primarily due to $331 million of additions during the period offset by $347 million transferred to accounts receivables, as the rights to bill and collect became unconditional. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. Revenue recognized in 2018 that was included in the contract liability balance at the beginning of the year was $582 million. The amount of revenue recognized in 2018 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $51 million.

The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $32 million for Marsh, $486 million for Mercer and $2 million for Oliver Wyman. The Company expects revenue in 2019, 2020, 2021, 2022 and 2023 and beyond of $221 million, $141 million, $86 million, $53 million and $19 million, respectively, related to these performance obligations.

Costs to Obtain and Fulfill a Contract
Under the new standard, certain costs to obtain or fulfill a contract that were previously expensed as incurred have been capitalized.
The Company capitalized the incremental costs to obtain contracts primarily related to commissions or sales bonus payments in both segments. These deferred costs are amortized over the expected life of the underlying customer relationships.
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
At December 31, 2018, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $41 million, $206 million and $227 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheet. The Company recorded amortization of compensation and benefits expense of $998 million in the year ended December 31, 2018 related to these capitalized costs.
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
In the Consulting segment, the adoption of the new revenue standard did not have a significant impact on the timing of revenue recognition in either the quarters or the year-over-year annual period.

See Note 1 for further discussion on the impact the new revenue recognition standard has on the Company's consolidated statements of income when comparing the 2018 financial information versus 2017.
3.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2018	2017	2016
Assets acquired, excluding cash	$1,100	$898	$960
Liabilities assumed	(83)	(134)	(111)
Contingent/deferred purchase consideration	(133)	(109)	(36)
Net cash outflow for acquisitions	$884	$655	$813

(In millions of dollars)	2018	2017	2016
Interest paid	$264	$199	$178
Income taxes paid, net of refunds	$632	$583	$642
The classification of contingent consideration payments in the consolidated statement of cash flows is dependent upon whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating). Deferred payments are classified as financing activities in the consolidated statements of cash flows.
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $117 million in the year ended December 31, 2018, consisting of deferred purchase consideration of $62 million and contingent purchase consideration of $55 million. In the year ended December 31, 2017 the Company paid deferred and contingent consideration of $136 million, consisting of deferred purchase consideration of $55 million and contingent consideration of $81 million, and in the year ended December 31, 2016 the Company paid deferred and contingent consideration of $98 million, consisting of deferred purchase consideration of $54 million and contingent consideration of $44 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the year ended December 31, 2018, the Company recorded a net charge for adjustments to acquisition related accounts of $32 million and contingent consideration payments of $36 million. For the year ended December 31, 2017, the Company recorded a net charge for adjustments to acquisition related accounts of $3 million and contingent consideration payments of $27 million, and for the year ended December 31, 2016 the Company recorded a net charge for adjustments to acquisition related accounts of $9 million and contingent consideration payments of $42 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $130 million, $88 million and $73 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recorded stock-based compensation expense related to restricted stock units, performance stock units and stock options of $193 million, $149 million and $109 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As discussed in Note 1, for the year ended December 31, 2016, the Company recorded an excess tax benefit of $44 million as an increase to equity in its consolidated balance sheets, which was reflected as cash provided by financing activities in the consolidated statements of cash flows.

An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31,
(In millions of dollars)	2018	2017	2016
Balance at beginning of year	$110	$96	$87
Provision charged to operations	34	31	31
Accounts written-off, net of recoveries	(24)	(17)	(20)
Effect of exchange rate changes and other	(8)	—	(2)
Balance at end of year	$112	$110	$96
4.    Other Comprehensive Income (Loss)
The changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the years ended December 31, 2018 and 2017, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2018	$14	$(2,892)	$(1,165)	$(4,043)
Cumulative effect of amended accounting standard	(14)	—	—	(14)
Other comprehensive (loss) before reclassifications	—	(205)	(529)	(734)
Amounts reclassified from accumulated other comprehensive loss	—	144	—	144
Net current period other comprehensive (loss)	—	(61)	(529)	(590)
Balance as of December 31, 2018	$—	$(2,953)	$(1,694)	$(4,647)

(In millions of dollars)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2017	$19	$(3,232)	$(1,880)	$(5,093)
Other comprehensive (loss) income before reclassifications	(5)	160	715	870
Amounts reclassified from accumulated other comprehensive loss	—	180	—	180
Net current period other comprehensive (loss) income	(5)	340	715	1,050
Balance as of December 31, 2017	$14	$(2,892)	$(1,165)	$(4,043)

The components of other comprehensive income (loss) are as follows:

For the Years Ended December 31,	2018
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(529)	$—	$(529)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(4)	(1)	(3)
Net actuarial losses (a)	145	32	113
Effect of settlement (a)	42	8	34
Subtotal	183	39	144
Net losses arising during period	(374)	(88)	(286)
Foreign currency translation adjustments	141	25	116
Other adjustments	(41)	(6)	(35)
Pension/post-retirement plans losses	(91)	(30)	(61)
Other comprehensive loss	$(620)	$(30)	$(590)
(a) These components of net periodic pension cost are included in other net benefits credits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

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
(a) These components of net periodic pension cost are included in other net benefits credits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Years Ended December 31,	2016
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(742)	$36	$(778)
Unrealized investment gains	21	8	13
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Prior service losses (a)	3	1	2
Net actuarial losses (a)	166	46	120
Subtotal	169	47	122
Effect of curtailment	102	38	64
Net losses arising during period	(855)	(175)	(680)
Foreign currency translation adjustments	416	70	346
Other	49	9	40
Pension/post-retirement plans losses	(119)	(11)	(108)
Other comprehensive (loss) income	$(840)	$33	$(873)
(a) These components of net periodic pension cost are included in other net benefits credits in the consolidated statements of income. Tax on prior service costs and net actuarial losses is included in income tax expense.

The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2018	December 31, 2017
Foreign currency translation adjustments (net of deferred tax asset of $15 in 2018 and deferred tax liability of $11 in 2017)	$(1,694)	$(1,165)
Net unrealized investment gains (net of deferred tax liability of $7 in 2017)	—	14
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,493 and $1,462 in 2018 and 2017, respectively)	(2,953)	(2,892)
	$(4,647)	$(4,043)

5.    Acquisitions/Dispositions
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
The Risk and Insurance Services segment completed twelve acquisitions during 2018.

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

•	August – Marsh acquired John L. Wortham & Son, L.P., a Houston-based independent insurance broker.

•	October – MMA acquired Eustis Insurance, Inc., a Louisiana-based insurance agency.

•	November – MMA acquired James P. Murphy & Associates, Inc., a Connecticut-based insurance agency.

•	December – MMA acquired Otis-Magie Insurance Agency, Inc., a Minnesota-based insurance agency, and Marsh acquired Hector Insurance PCC Ltd, a U.K.-based captive management company.
The Consulting segment completed eight acquisitions during 2018.

•	January – Oliver Wyman acquired Draw Ltd., a U.K.-based digital transformation agency.

•	March – Oliver Wyman acquired 8Works Limited, a U.K.-based design thinking consultancy.

•	May – Mercer acquired EverBe SAS, a France-based Workday implementer and advisory firm; and Evolve Intelligence Pty Ltd., an Australia-based talent strategy firm.

•	June – Mercer acquired India Life Capital Private Ltd., an India-based investment advisor.

•
November – Mercer acquired Induslynk Training Services Private Ltd., an India-based talent assessment company, Pavilion Financial Corp., a Canada-based investment services firm and Summit Strategies Inc., a Missouri-based investment consulting firm.

Total purchase consideration for acquisitions made during 2018 was approximately $1.04 billion, which consisted of cash paid of $910 million and deferred purchase and estimated contingent consideration of $133 million. Contingent consideration arrangements are based primarily on EBITDA and/or revenue targets over periods of two to four years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. During 2018, the Company also paid $62 million of deferred purchase consideration and $91 million of contingent consideration related to acquisitions made in prior years.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

(In millions)	2018
Cash	$910
Estimated fair value of deferred/contingent consideration	133
Total consideration	$1,043
Allocation of purchase price:
Cash and cash equivalents	$26
Accounts receivable, net	49
Other current assets	4
Property, plant, and equipment	8
Other intangible assets	405
Goodwill	626
Other assets	8
Total assets acquired	1,126
Current liabilities	37
Other liabilities	46
Total liabilities assumed	83
Net assets acquired	$1,043
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period post acquisition date. The following chart provides information of other intangible assets acquired during 2018:

	Amount	Weighted Average Amortization Period
Client relationships	$378	13 years
Other (a)	27	5 years
	$405
(a) Primarily non-compete agreements, trade names and developed technology.
Prior Year Acquisitions
During 2017, the Risk and Insurance Services segment completed 7 acquisitions.

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

The Consulting segment completed 3 acquisitions during 2017.

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
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2018, 2017 and 2016. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2017 and reflects acquisitions made in 2017 as if they occurred on January 1, 2016. The 2016 information includes 2016 acquisitions as if they occurred on January 1, 2015. The pro-forma information includes the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2018	2017	2016
Revenue	$15,174	$14,440	$13,724
Income from continuing operations	$1,680	$1,516	$1,787
Net income attributable to the Company	$1,660	$1,498	$1,759
Basic net income per share:
– Continuing operations	$3.28	$2.92	$3.39
– Net income attributable to the Company	$3.28	$2.92	$3.39
Diluted net income per share:
– Continuing operations	$3.25	$2.88	$3.36
– Net income attributable to the Company	$3.25	$2.89	$3.36
The consolidated statement of income for 2018 includes approximately $120 million of revenue and $2 million of operating income related to acquisitions made during 2018. The consolidated statement of income for 2017 includes approximately $156 million of revenue and $19 million of operating income related to acquisitions made during 2017, and the consolidated statement of income for 2016 includes approximately $25 million of revenue and $4 million of operating income related to acquisitions made during 2016.
Acquisition-related expenses incurred in 2018 and 2017 were $7 million and $3 million, respectively.
Pending Acquisition
On September 18, 2018, the Company announced that it had reached agreement on the terms of a recommended cash acquisition of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales (the "Transaction"). JLT is a provider of insurance, reinsurance and employee benefits related advice, brokerage and associated services with annual revenue of approximately $2 billion and 10,000 colleagues. Under the terms of the Transaction, JLT shareholders will receive £19.15 in cash for each JLT share, which values JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1). The Company intends to implement the Transaction by way of a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended.

On November 7, 2018, the Transaction received the requisite approval of JLT shareholders. The Transaction remains subject to conditions and certain further terms, including, among others, (i) the sanction of the Transaction by the High Court of Justice in England and Wales, (ii) completion of the Transaction no later than December 31, 2019 and (iii) the receipt of certain antitrust, regulatory and other approvals. Subject to the satisfaction or waiver of all relevant conditions, the Transaction is expected to be completed in the spring of 2019.
Financing and hedging activities related to the Transaction are discussed in more detail in Notes 11 and 13 of the consolidated financial statements.
Dispositions
In September 2018, Marsh completed its sale of a risk management software and services business resulting in a pre-tax gain of $46 million, which is included in revenue in the consolidated statement of income.
In December 2015, Mercer sold its U.S. defined contribution recordkeeping business. The Company recognized a pre-tax gain of $6 million in 2016 from this transaction, which is included in revenue in the consolidated statements of income in that year.
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
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2018	2017
Balance as of January 1, as reported	$9,089	$8,369
Goodwill acquired	626	551
Other adjustments(a)	(116)	169
Balance at December 31,	$9,599	$9,089
(a) Primarily due to the impact of foreign exchange in both years.
The goodwill acquired of $626 million in 2018 (approximately $359 million of which is deductible for tax purposes) is comprised of $402 million related to the Risk and Insurance Services segment and $224 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $6.8 billion and Consulting, $2.8 billion.

The gross cost and accumulated amortization at December 31, 2018 and 2017 are as follows:

(In millions of dollars)	2018			2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,970	$639	$1,331	$1,672	$518	$1,154
Other (a)	259	153	106	234	114	120
Amortized intangibles	$2,229	$792	$1,437	$1,906	$632	$1,274
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $183 million for the year ended December 31, 2018, $169 million for the year ended December 31, 2017 and $130 million for the year ended December 31, 2016. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2019	$195
2020	176
2021	164
2022	149
2023	141
Subsequent years	612
$1,437
7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2018	2017	2016
Income before income taxes:
U.S.	$460	$819	$725
Other	1,784	1,824	1,755
	$2,244	$2,643	$2,480

The expense for income taxes is comprised of:
Current –
U.S. Federal	$82	$313	$208
Other national governments	449	388	366
U.S. state and local	82	36	43
	613	737	617
Deferred –
U.S. Federal	(30)	286	26
Other national governments	(1)	72	32
U.S. state and local	(8)	38	10
	(39)	396	68
Total income taxes	$574	$1,133	$685

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2018	2017
Deferred tax assets:
Accrued expenses not currently deductible	$526	$369
Differences related to non-U.S. operations (a)	170	139
Accrued U.S. retirement benefits	406	394
Net operating losses (b)	48	67
Income currently recognized for tax	20	49
Other	16	31
	$1,186	$1,049

Deferred tax liabilities:
Differences related to non-U.S. operations	$287	$235
Depreciation and amortization	342	338
Accrued retirement & postretirement benefits - non-U.S. operations	171	172
Capitalized expenses currently recognized for tax	78	—
Other	49	16
	$927	$761

(a)	Net of valuation allowances of $21 million in 2018 and $18 million in 2017.

(b)	Net of valuation allowances of $45 million in 2018 and $11 million in 2017.

December 31,
(In millions of dollars)	2018	2017
Balance sheet classifications:
Deferred tax assets	$680	$669
Other liabilities	$421	$381
Taxes are not provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, which, at December 31, 2018, the Company estimates amounted to approximately $2.3 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below:

For the Years Ended December 31,	2018	2017	2016
U.S. Federal statutory rate	21.0%	35.0%	35.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	2.3	1.5	1.5
Differences related to non-U.S. operations	3.3	(8.6)	(9.2)
U.S. Tax Reform	(0.3)	17.4	—
Equity compensation	(1.0)	(2.6)	—
Other	0.3	0.2	0.3
Effective tax rate	25.6%	42.9%	27.6%
The Company’s consolidated effective tax rate was 25.6%, 42.9% and 27.6% in 2018, 2017 and 2016, respectively. The tax rate in 2017 and 2016 reflects foreign operations, which were generally taxed at rates lower than the U.S. statutory tax rate. The effective tax rate in 2017 reflects a provisional estimate of the impact of the enactment of the TCJA, as well as the impact of the required change in accounting for equity awards.
The TCJA provided for a transition to a new method of taxing non-U.S. based operations via a transition tax on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional charge of $240 million in the fourth quarter of 2017 as an estimate of U.S. transition taxes and ancillary effects, including state taxes and foreign withholding taxes related to the change in permanent reinvestment status with respect to our pre-2018 foreign earnings. This transition tax is payable over eight years. The reduction of the U.S. corporate tax rate from 35% to 21% reduced the value of the U.S. deferred tax assets and liabilities; accordingly, a charge of $220 million was recorded. Adjustments during 2018 to the provisional estimates of transition taxes and U.S. deferred tax assets and liabilities decreased income tax expense by $5 million. These amounts are now final.
Prior to 2017, the Company considered most unremitted earnings of its non-U.S. subsidiaries, except amounts repatriated in the year earned, to be permanently reinvested and, accordingly, recorded no deferred U.S. income taxes on such earnings. As a result of the transition tax, the Company has begun repatriating most of the accumulated pre-2018 earnings that were previously intended to be permanently re-invested. We continue to evaluate our global investment and repatriation strategy in light of U.S. tax reform under the new quasi-territorial tax regime for future foreign earnings.
Valuation allowances had net increases of $36 million and $9 million in 2018 and 2017, respectively and a net decrease of $8 million in 2016. Adjustments of the beginning of the year balances of valuation allowances increased income tax expense by $1 million and $11 million in 2018 and 2017, respectively, and decreased income tax expense by $7 million in 2016. Approximately 53% of the Company’s net operating loss carryforwards expire from 2019 through 2037, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2018 comprised federal, state and local, and non-U.S. tax benefits of $3 million, $42 million and $57 million, respectively, before reduction for valuation allowances.
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
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016:

(In millions of dollars)	2018	2017	2016
Balance at January 1,	$71	$65	$74
Additions, based on tax positions related to current year	6	1	2
Additions for tax positions of prior years	6	14	6
Reductions for tax positions of prior years	—	(6)	(6)
Settlements	(2)	—	(7)
Lapses in statutes of limitation	(3)	(3)	(4)
Balance at December 31,	$78	$71	$65
Of the total unrecognized tax benefits at December 31, 2018, 2017 and 2016, $64 million, $56 million and $53 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2018, 2017 and 2016, before any applicable federal benefit, was $15 million, $12 million and $11 million, respectively.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction the Company participates in the Internal Revenue Service’s (IRS) Compliance

Assurance Process (CAP), which is structured to conduct real-time compliance reviews. The IRS is currently examining the Company’s 2016 and 2017 tax returns and is performing a pre-filing review of 2018. In 2018, the Company settled its federal audit for the year 2015.
During 2018, New York State and New York City closed the examination of tax years 2007 through 2009. New York State and New York City have examinations underway for various entities covering the years 2009 through 2014. Outside the United States, there are ongoing examinations in Italy for the tax year 2015, Canada of tax years 2013 through 2016, and in Singapore for the tax years 2014 through 2016. During 2018, the United Kingdom concluded an examination of tax years 2014 and 2015, and an examination of year 2016 is ongoing. During 2018, examinations in Germany for the years 2009 through 2012, and in France for the years 2011 and 2012 were concluded. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions resulting from examinations. The Company has established liabilities for uncertain tax positions in relation to the potential assessments. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $10 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
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
Combined U.S. and non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Weighted average assumptions:
Discount rate (for expense)	3.07%	3.40%	3.21%	3.64%
Expected return on plan assets	5.83%	6.64%	—	—
Rate of compensation increase (for expense)	1.73%	1.77%	—	—
Discount rate (for benefit obligation)	3.48%	3.07%	3.65%	3.21%
Rate of compensation increase (for benefit obligation)	1.74%	1.73%	—	—
The Company uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return on plan assets assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by the Mercer actuaries to assist in the determination of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. Generally, the Company does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the range between the 25th and 75th percentile of the expected long-term annual returns. Historical long-term average asset returns of the most significant plans are also reviewed to determine whether they are consistent and reasonable compared with the rate selected. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-

related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are reflected.
The target asset allocation for the U.S. Plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2018, the actual allocation for the U.S. Plans was 62% equities and equity alternatives and 38% fixed income. The target asset allocation for the U.K. Plans, which comprise approximately 81% of non-U.S. Plan assets, is 34% equities and equity alternatives and 66% fixed income. At the end of 2018, the actual allocation for the U.K. Plans was 34% equities and equity alternatives and 66% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The components of the net periodic benefit cost for defined benefit and other postretirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Postretirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2018	2017	2016	2018	2017	2016
Service cost	$34	$76	$178	$1	$1	$2
Interest cost	463	497	537	3	4	5
Expected return on plan assets	(864)	(921)	(940)	—	—	—
Amortization of prior service (credit) cost	(2)	(2)	(1)	(2)	1	4
Recognized actuarial loss (gain)	146	167	168	(1)	—	(2)
Net periodic benefit (credit) cost	$(223)	$(183)	$(58)	$1	$6	$9
Curtailment (loss) gain	—	(1)	(4)	—	—	—
Settlement loss	42	54	—	—	—	—
Total (credit) cost	$(181)	$(130)	$(62)	$1	$6	$9

As discussed in Note 1, effective January 1, 2018, the Company adopted the new guidance that changes the presentation of net periodic pension cost and net periodic post-retirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new guidance requires retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs. Accordingly, the Company has reclassified prior period information in the following chart to conform with the current year's presentation:

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2018	2017	2016	2018	2017	2016
Compensation and benefits expense (Operating income)	$34	$76	$178	$1	$1	$2
Other net benefit (credit) cost	(215)	(206)	(240)	—	5	7
Total (credit) cost	$(181)	$(130)	$(62)	$1	$6	$9
Pension Settlement Charge
Defined Benefit Pension Plans in the U.K. allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy under applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the total of interest plus service costs ("settlement thresholds"). Based on the amount of lump sum payments through December 31, 2018, the lump sum payments exceeded the settlement thresholds in two of the U.K. plans. The Company recorded non-cash settlement charges of $42 million and $54 million, recorded in the consolidated statements of income for the twelve month periods ended December 31, 2018 and 2017, respectively, primarily related to these plans.
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
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. Plan, the category ranges are 59-69% for equities and equity alternatives, and 31-41% for fixed income. For the U.K. Plans, the category ranges are 31-37% for equities and equity alternatives, and 63-69% for fixed income. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate.
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
U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and postretirement benefit plans:

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$6,221	$5,894	$36	$37
Interest cost	235	264	1	2
Employee contributions	—	—	4	3
Actuarial (gain) loss	(502)	538	(1)	3
Benefits paid	(425)	(475)	(8)	(9)
Benefit obligation, December 31	$5,529	$6,221	$32	$36
Change in plan assets:
Fair value of plan assets at beginning of year	$4,787	$4,365	$2	$2
Actual return on plan assets	(330)	812	—	—
Employer contributions	30	85	3	6
Employee contributions	—	—	4	3
Benefits paid	(425)	(475)	(8)	(9)
Fair value of plan assets, December 31	$4,062	$4,787	$1	$2
Net funded status, December 31	$(1,467)	$(1,434)	$(31)	$(34)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(28)	$(27)	$(2)	$(2)
Non-current liabilities	(1,439)	(1,407)	(29)	(32)
Net liability recognized, December 31	$(1,467)	$(1,434)	$(31)	$(34)
Amounts recognized in other comprehensive income (loss):
Net actuarial (loss) gain	(1,896)	(1,766)	6	6
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,896)	$(1,766)	$6	$6
Cumulative employer contributions in excess of (less than) net periodic cost	429	332	(37)	(40)
Net amount recognized in consolidated balance sheet	$(1,467)	$(1,434)	$(31)	$(34)
Accumulated benefit obligation at December 31	$5,529	$6,221	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2018	2017
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$—	$—	$—	$(3)
Recognized as component of net periodic benefit cost	—	—	—	3
Prior service cost, December 31	$—	$—	$—	$—

	U.S. Pension Benefits		U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2018	2017
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,766)	$(1,720)	$6	$11
Recognized as component of net periodic benefit cost (credit)	55	37	(1)	(1)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Other	—	—	—	(1)
Liability experience	502	(538)	1	(3)
Asset experience	(687)	455	—	—
Total (loss) gain recognized as change in plan assets and benefit obligations	(185)	(83)	1	(4)
Net actuarial (loss) gain, December 31	$(1,896)	$(1,766)	$6	$6

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2016	2018	2017	2016
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$63	$(10)	$31	$—	$5	$2
Estimated amounts that will be amortized from accumulated other comprehensive loss to net periodic pension cost in the next fiscal year:

	U.S. Pension Benefits	U.S. Postretirement Benefits
(In millions of dollars)	2019	2019
Net actuarial loss	$44	$1
The weighted average actuarial assumptions utilized in determining the above amounts for the U.S. defined benefit and other U.S. postretirement plans as of the end of the year are as follows:

	U.S. Pension Benefits		U.S. Postretirement Benefits
	2018	2017	2018	2017
Weighted average assumptions:
Discount rate (for expense)	3.86%	4.58%	3.67%	4.12%
Expected return on plan assets	7.95%	7.95%	—	—
Discount rate (for benefit obligation)	4.45%	3.86%	4.24%	3.67%

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $5.5 billion, $5.5 billion and $4.1 billion, respectively, as of December 31, 2018 and $6.2 billion, $6.2 billion and $4.8 billion, respectively, as of December 31, 2017.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $5.5 billion and $4.1 billion, respectively, as of December 31, 2018 and $6.2 billion and $4.8 billion, respectively, as of December 31, 2017.
As of December 31, 2018, the U.S. qualified plan holds 4 million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 7.9% of that plan's assets as of December 31, 2018.
The components of the net periodic benefit cost (credit) for the U.S. defined benefit and other postretirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Postretirement Benefits
For the Years Ended December 31,
(In millions of dollars)	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$106	$—	$—	$—
Interest cost	235	264	264	1	2	2
Expected return on plan assets	(357)	(357)	(379)	—	—	—
Amortization of prior service cost	—	—	—	—	3	4
Recognized actuarial loss (gain)	55	37	74	(1)	(1)	(2)
Net periodic benefit (credit) cost	$(67)	$(56)	$65	$—	$4	$4
In October 2016, the Company modified its U.S. defined benefit pension plans to discontinue further benefit accruals for participants after December 31, 2016. At the same time, the Company amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. This new Company contribution, together with the Company’s matching contribution, provides eligible U.S. employees with the opportunity to receive a total contribution of up to 7% of eligible base pay. As required under GAAP, the defined benefit plans that were significantly impacted by the modification were re-measured in October 2016 using market data and assumptions as of the modification date. The net periodic pension expense recognized in 2016 reflects the weighted average costs of the December 31, 2015 measurement and the October 2016 re-measurement. In addition, the Company's two U.S. qualified plans were merged effective December 30, 2016.
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 6.19% in 2018, gradually declining to 4.5% in 2039. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have no effect on the total service and interest cost components or the postretirement benefit obligation.

Estimated Future Contributions
The Company expects to contribute approximately $28 million to its U.S. plans in 2019. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law.

Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. postretirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$10,053	$9,670	$68	$81
Service cost	34	76	1	1
Interest cost	228	233	2	2
Employee contributions	2	7	—	—
Actuarial (gain) loss	(450)	(149)	(8)	—
Plan amendments	44	—	—	(17)
Effect of settlement	(162)	(211)	—	—
Effect of curtailment	—	(1)	—	—
Benefits paid	(290)	(291)	(3)	(3)
Foreign currency changes	(491)	703	(3)	4
Other	1	16	—	—
Benefit obligation, December 31	$8,969	$10,053	$57	$68
Change in plan assets:
Fair value of plan assets at beginning of year	$11,388	$10,017	$—	$—
Actual return on plan assets	(141)	875	—	—
Effect of settlement	(162)	(211)	—	—
Company contributions	82	229	3	3
Employee contributions	2	7	—	—
Benefits paid	(290)	(291)	(3)	(3)
Foreign currency changes	(573)	749	—	—
Other	—	13	—	—
Fair value of plan assets, December 31	$10,306	$11,388	$—	$—
Net funded status, December 31	$1,337	$1,335	$(57)	$(68)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1,687	$1,684	$—	$—
Current liabilities	(5)	(6)	(3)	(4)
Non-current liabilities	(345)	(343)	(54)	(64)
Net asset (liability) recognized, December 31	$1,337	$1,335	$(57)	$(68)
Amounts recognized in other comprehensive (loss) income:
Prior service credit	$(2)	$43	$12	$15
Net actuarial loss	(2,568)	(2,646)	(1)	(10)
Total recognized accumulated other comprehensive (loss) income, December 31	$(2,570)	$(2,603)	$11	$5
Cumulative employer contributions in excess of (less than) net periodic cost	3,907	3,938	(68)	(73)
Net asset (liability) recognized in consolidated balance sheets, December 31	$1,337	$1,335	$(57)	$(68)
Accumulated benefit obligation, December 31	$8,752	$9,783	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2018	2017
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$43	$43	$15	$—
Recognized as component of net periodic benefit credit:
Amortization of prior service credit	(2)	(2)	(2)	(2)
Effect of curtailment	—	(1)	—	—
Total recognized as component of net periodic benefit credit	(2)	(3)	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	(44)	—	—	17
Exchange rate adjustments	1	3	(1)	—
Prior service credit, December 31	$(2)	$43	$12	$15

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2018	2017
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(2,646)	$(3,081)	$(10)	$(11)
Recognized as component of net periodic benefit cost:
Amortization of net loss	91	130	—	1
Effect of settlement	42	54	—	—
Total recognized as component of net periodic benefit credit	133	184	—	1
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	450	149	8	—
Asset experience	(648)	311	—	—
Other	3	(5)	—	—
Effect of curtailment	—	1	—	—
Total amount recognized as change in plan assets and benefit obligations	(195)	456	8	—
Exchange rate adjustments	140	(205)	1	—
Net actuarial loss, December 31	$(2,568)	$(2,646)	$(1)	$(10)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2016	2018	2017	2016
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(147)	$(513)	$21	$(5)	$(14)	$10

Estimated amounts that will be amortized from accumulated other comprehensive loss to net periodic pension cost in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Postretirement Benefits
(In millions of dollars)	2019	2019
Prior service credit	$—	$(2)
Net actuarial loss	59	—
Projected cost	$59	$(2)
The weighted average actuarial assumptions utilized for the non-U.S. defined and postretirement benefit plans as of the end of the year are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Postretirement Benefits
	2018	2017	2018	2017
Weighted average assumptions:
Discount rate (for expense)	2.58%	2.69%	2.97%	3.42%
Expected return on plan assets	4.94%	6.07%	—	—
Rate of compensation increase (for expense)	2.80%	2.85%	—	—
Discount rate (for benefit obligation)	2.89%	2.58%	3.32%	2.97%
Rate of compensation increase (for benefit obligation)	2.82%	2.80%	—	—
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.7 billion, $1.6 billion and $1.3 billion, respectively, as of December 31, 2018 and $1.3 billion, $1.2 billion and $1.0 billion, respectively, as of December 31, 2017.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $1.9 billion and $1.6 billion, respectively, as of December 31, 2018 and $2.2 billion and $1.9 billion, respectively, as of December 31, 2017.
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

Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other postretirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Postretirement Benefits
(In millions of dollars)	2018	2017	2016	2018	2017	2016
Service cost	$34	$76	$72	$1	$1	$2
Interest cost	228	233	273	2	2	3
Expected return on plan assets	(507)	(564)	(561)	—	—	—
Amortization of prior service credit	(2)	(2)	(1)	(2)	(2)	—
Recognized actuarial loss	91	130	94	—	1	—
Net periodic benefit (credit) cost	(156)	(127)	(123)	1	2	5
Settlement loss	42	54	—	—	—	—
Curtailment (gain) loss	—	(1)	(4)	—	—	—
Total (credit) cost	$(114)	$(74)	$(127)	$1	$2	$5
The non-U.S. pension credit in 2018 and 2017 includes the impact of the pension settlement charges in the U.K., as previously discussed.
The assumed health care cost trend rate was approximately 5.09% in 2018, gradually declining to 4.46% in 2026. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$6	$(5)
Estimated Future Contributions
The Company expects to contribute approximately $65 million to its non-U.S. pension plans in 2019. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. In November 2016, the Company and the Trustee of the U.K. Defined Benefits Plans agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. The current agreement with the Trustee sets out the annual deficit contributions which would be due based on the deficit at December 31, 2015. The funding level is subject to re-assessment, in most cases on November 1 of each year. If the funding level on November 1 is sufficient, no deficit funding contributions will be required in the following year, and the contribution amount will be deferred. The funding level was re-assessed on November 1, 2018 and no deficit funding contributions are required in 2019. The funding level will be re-assessed on November 1, 2019. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2016 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.

Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and postretirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Postretirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2019	$264	$272	$4	$3
2020	$277	$282	$4	$3
2021	$291	$291	$4	$3
2022	$299	$302	$3	$3
2023	$306	$320	$3	$3
2024-2028	$1,626	$1,768	$12	$15
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

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$291	$—	$—	$5,329	$5,620
Corporate obligations	—	3,673	—	—	3,673
Corporate stocks	2,046	33	1	—	2,080
Private equity/partnerships	—	—	—	921	921
Government securities	15	535	—	—	550
Real estate	—	—	—	563	563
Short-term investment funds	286	—	—	—	286
Company common stock	319	—	—	—	319
Other investments	13	20	333	—	366
Total investments	$2,970	$4,261	$334	$6,813	$14,378

	Fair Value Measurements at December 31, 2017
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$375	$—	$—	$7,611	$7,986
Corporate obligations	—	3,620	20	—	3,640
Corporate stocks	1,467	34	2	—	1,503
Private equity/partnerships	—	—	—	803	803
Government securities	15	556	—	—	571
Real estate	—	—	—	566	566
Short-term investment funds	391	16	—	—	407
Company common stock	326	—	—	—	326
Other investments	12	12	350	—	374
Total investments	$2,586	$4,238	$372	$8,980	$16,176

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2018 and December 31, 2017:

Assets (In millions)	Fair Value, January 1, 2018	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2018
Other investments	$350	$20	$(19)	$(5)	$1	$(14)	$—	$333
Corporate stocks	2	—	—	—	—	—	(1)	1
Corporate obligations	20	—	—	—	—	—	(20)	—
Total assets	$372	$20	$(19)	$(5)	$1	$(14)	$(21)	$334

Assets (In millions)	Fair Value, January 1, 2017	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2017
Other investments	$312	$20	$(15)	$(7)	$—	$40	$—	$350
Corporate stocks	2	—	—	—	—	—	—	2
Corporate obligations	9	9	(1)	9	—	1	(7)	20
Total assets	$323	$29	$(16)	$2	$—	$41	$(7)	$372
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
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("401(k) Plan"), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k) Plan, the Company matches a fixed portion of the employees’ contributions. In addition, as mentioned above, as part of the modification to its U.S. defined benefit pension plans, the Company also amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plan contains an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $444 million of the 401(k) Plan’s assets at December 31, 2018 and $499 million at December 31, 2017 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $133 million in 2018, $130 million in 2017 and $53 million in 2016. The increase in cost in 2018 and 2017 as compared to 2016 is primarily due to the additional automatic Company contribution mentioned above. In addition, the Company has a significant defined contribution plan in the U.K. As noted above, effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. The cost of the U.K. defined contribution plan was $80 million, $75 million and $81 million in 2018, 2017 and 2016, respectively.

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
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Risk-free interest rate	2.73%	2.09%	1.39%
Expected life (in years)	6.0	6.0	6.0
Expected volatility	23.23%	23.23%	25.55%
Expected dividend yield	1.81%	1.86%	2.15%

A summary of the status of the Company’s stock option awards as of December 31, 2018 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2018	10,200,702	$47.39
Granted	1,381,391	$83.05
Exercised	(1,452,879)	$33.92
Forfeited	(161,176)	$69.64
Balance at December 31, 2018	9,968,038	$53.94	5.8 years	$258,062
Options vested or expected to vest at December 31, 2018	9,830,816	53.72	5.8 years	256,622
Options exercisable at December 31, 2018	6,321,055	$43.78	4.5 years	$224,687
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2018, 2017 and 2016 was $18.29, $15.01 and $11.57, respectively. The total intrinsic value of options exercised during the same periods was $72.9 million, $195.3 million and $137.7 million, respectively.
As of December 31, 2018, there was $17 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.24 years. Cash received from the exercise of stock options for the years ended December 31, 2018, 2017 and 2016 was $46.7 million, $126.7 million and $105.4 million, respectively.
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

A summary of the status of the Company's restricted stock units and performance stock units as of December 31, 2018 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2018	4,052,747	$66.97	690,601	$62.82
Granted	2,390,859	$83.05	225,736	$83.05
Vested	(1,796,343)	$64.22	(173,978)	$57.33
Forfeited	(317,032)	$73.81	(43,561)	$69.20
Non-vested balance at December 31, 2018	4,330,231	$76.49	698,798	$70.33
The weighted-average grant-date fair value of the Company's restricted stock units granted during the years ended December 31, 2017 and 2016 was $73.23 and $57.54, respectively. The weighted average grant date fair value of the Company's performance stock units granted during the years ended December 31, 2017 and 2016 was $73.20 and $57.47, respectively. The total fair value of the shares distributed during the years ended December 31, 2018, 2017 and 2016 in connection with the Company's non-option equity awards was $170.3 million, $117.1 million and $91.4 million, respectively.
The payout of shares in 2018 with respect to the PSUs awarded in 2015 was 117% of target based on performance for the three-year performance period. In aggregate, 203,590 shares became distributable in respect to PSUs vested in 2018.
As of December 31, 2018, there was $238.9 million of unrecognized compensation cost related to the Company's restricted stock units and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.02 years.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007 and the addition of 4,750,000 shares due to a shareholder action in May 2018, no more than 40,350,000 shares of the Company's common stock may be sold. Employees purchased 424,631 shares during the year ended December 31, 2018 and at December 31, 2018, 5,678,536 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, the addition of 4,000,000 shares due to a shareholder action in May 2007 and reducing the shares available by 1,000,000 consistent with the Company's Board of Directors' action in March 2018, no more than 11,000,000 shares of the Company's common stock may be sold. Employees purchased 117,175 shares during the year ended December 31, 2018 and there were 1,374,735 shares available for issuance at December 31, 2018 under the International Plan. The plans are considered non-compensatory.

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

Assets and liabilities using Level 2 inputs include treasury locks and an equity security.

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

Liabilities using Level 3 inputs include liabilities for contingent purchase consideration and the deal contingent foreign exchange contract (the "FX Contract").
Valuation Techniques
Equity Securities, Money Market Funds and Mutual Funds - Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange or, for certain markets, official closing bid price. Money market funds are valued using a valuation technique that results in price per share at $1.00.
Treasury Locks - Level 2
In connection with the JLT Transaction, to hedge the risk of increases in future interest rates prior to its issuance of fixed rate debt in the fourth quarter of 2018, the Company entered into Treasury locks related to $2 billion of expected issuances of senior notes in January 2019. The fair value at December 31, 2018 is based on the published treasury rate plus forward premium as of December 31, 2018  compared to the all in rate at the inception of the contract.

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
Foreign Exchange Forward Contract Liabilities - Level 3
In connection with the JLT Transaction, the Company entered into the FX Contract, to hedge the risk of appreciation of the GBP-denominated purchase price. The Company will purchase £5.2 billion at a contracted exchange rate, which is discussed in Note 11. The fair value was determined using the probability distribution approach, comparing the all in forward rate to the foreign exchange rate for possible dates the JLT Transaction is expected to close, discounted to the valuation date and adjusted for the fair value of the deal contingency feature. Determining the fair value of the FX Contract requires significant management judgments or estimates about the potential closing dates of the transaction and remaining value of the deal contingency feature.The fair value related to the deal contingency feature will decrease (and any unrealized loss increase or any unrealized gain decrease) as conditions to the closing are met.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/18	12/31/17	12/31/18	12/31/17	12/31/18	12/31/17	12/31/18	12/31/17
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$133	$81	$—	$—	$—	$—	$133	$81
Mutual funds(a)	151	158	—	—	—	—	151	158
Money market funds(b)	118	143	—	—	—	—	118	143
Other equity investment(a)	—	—	8	—	—	—	8	—
Total assets measured at fair value	$402	$382	$8	$—	$—	$—	$410	$382
Fiduciary Assets:
Money market funds	$80	$111	$—	$—	$—	$—	$80	$111
U.S. Treasury Bills	20	—	—	—	—	—	20	—
Total fiduciary assets measured at fair value	$100	$111	$—	$—	$—	$—	$100	$111
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$183	$189	$183	$189
Acquisition related derivative contracts	—	—	116	—	325	—	441	—
Total liabilities measured at fair value	$—	$—	$116	$—	$508	$189	$624	$189
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the year ended December 31, 2018, there were no assets or liabilities that were transferred between any of the levels.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2018 and December 31, 2017.

(In millions)	2018	2017
Balance at January 1,	$189	$241
Additions	54	51
Payments	(91)	(108)
Revaluation Impact	32	3
Change in fair value of acquisition related derivative contracts	325	—
Other (a)	(1)	2
Balance at December 31,	$508	$189
(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration liability is based on projections of revenue and earnings for the acquired entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $32 million for the year ended December 31, 2018. A 5% increase in the above mentioned projections would increase the liability by approximately $43 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $35 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $287 million and $405 million at December 31, 2018 and 2017, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. The shares of AF had been trading below the Company’s carrying value since November of 2017, but had traded within 10% of the Company’s carrying value through much of the first quarter of 2018. In May 2018, the trading price declined to 30% to 35% below the Company’s cost and remained at the discounted level through the third quarter of 2018. The Company considered several factors in assessing the carrying value of its investment in AF, including its financial position, the near- and long-term prospects of AF and the broader South African economy and capital markets, the length of time and extent to which the market value was below cost and the Company’s intent and ability to retain the investment for a sufficient period of time to allow for anticipated recovery in market value. However, based on the duration of time and the extent to which the shares traded below their cost, the Company could not develop sufficient objective evidence to support a recovery of the price in the relatively near future. As such, the Company concluded the decline in value of the investment was other than temporary and recorded a charge of $83 million in 2018. As of December 31, 2018, the carrying value of the Company’s investment in Alexander Forbes was approximately $144 million. As of December 31, 2018, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the December 31, 2018 closing share price of 5.14 South African Rand per share, was approximately $159 million.
The Company has other investments in private insurance and consulting companies with a carrying value of $61 million and $63 million at December 31, 2018 and December 31, 2017, respectively.
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

Private Equity Investments
The Company's investments in private equity funds were $82 million and $76 million at December 31, 2018 and December 31, 2017, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $16 million and $14 million for the years ended December 31, 2018 and 2017, respectively, related to these investments.
Other Investments
At December 31, 2018 and December 31, 2017 the Company held certain equity investments with readily determinable market values of $146 million and $100 million, respectively. During 2018, the Company recorded investment gains of $54 million, which reflects the increase in the market value of these investments as compared to December 31, 2017. The Company also held investments without readily determinable market values of $75 million and $56 million at December 31, 2018 and 2017, respectively. The Company recorded net gains of approximately $1 million in 2018 and 2017 on these investments.
The summarized financial information presented below reflects the aggregated financial information of all equity method investees as of and for the twelve months ended September 30 of each year (or portion of those twelve months the Company owned its investment), consistent with the Company’s recognition of the results of its equity method investments on a one quarter lag. The investment income information presented below reflects the net realized and unrealized gains/losses, net of expenses, related to the Company's investment in Alexander Forbes and several private equity funds. Certain of the Company’s equity method investments, including Alexander Forbes, have unclassified balance sheets. Therefore, the asset and liability information presented below are not split between current and non-current.
Below is a summary of the financial information for the Company's equity method investees:

For the Twelve Months Ended September 30,
(In millions of dollars)	2018	2017	2016
Revenue	$733	$628	$843
Net investment income (a)	$1,699	$1,834	$1,824
Net income	$554	$476	$91

As of September 30,
(In millions of dollars)	2018	2017
Total assets	$24,644	$24,739
Total liabilities	$22,257	$22,817
Non-controlling interests	$22	$19
(a) Net investment income in 2018, 2017 and 2016 includes approximately $1.2 billion, $1.5 billion and $1.9 billion, respectively, related to Alexander Forbes, substantially all of which is credited to policy holders.
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

The FX Contract is measured at fair value and the resulting gain or loss is recorded in the consolidated statements of income. The fair value was determined using the probability distribution approach, comparing the all in forward rate to the foreign exchange rate for possible dates the JLT Transaction is expected to close, discounted to the valuation date and adjusted for the fair value of the deal contingency feature. The fair value will decrease as the GBP depreciates, or increase as the GBP appreciates, relative to the contracted exchange rate. The fair value related to the deal contingency feature will also decrease (and any unrealized loss increase or any unrealized gain decrease) as conditions to the closing are met. An unrealized loss of $325 million related to the change in fair value of the FX contract was recorded in the consolidated statement of income during 2018 primarily related to the depreciation of the GBP from September 2018. The FX Contract does not qualify for hedge accounting treatment under applicable accounting guidance. The Company expects to record fair value gains or losses, which may be significant, through the consolidated statement of income until the closing of the JLT Transaction.
In connection with the JLT Transaction, to hedge the economic risk of changes in future interest rates prior to its issuance of fixed rate debt, in the fourth quarter of 2018, the Company entered into Treasury locks related to $2 billion of expected issuances of senior notes in 2019. The fair value at December 31, 2018 is based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contact. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of this derivative in the consolidated statement of income for the twelve months ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. An additional charge of $6 million will be recorded in the first quarter of 2019 related to the settlement of the Treasury lock derivatives.
12.    Long-term Commitments
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
The consolidated statements of income include net rental costs of $383 million, $354 million and $367 million for 2018, 2017 and 2016, respectively, after deducting rentals from subleases ($8 million in 2018, $8 million in 2017 and $9 million in 2016). These net rental costs exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.
At December 31, 2018, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2019	$361	$32	$329
2020	$340	$31	$309
2021	$277	$12	$265
2022	$252	$10	$242
2023	$214	$9	$205
Subsequent years	$753	$32	$721

The Company has entered into agreements, primarily with various service companies, to outsource certain information systems activities and responsibilities and processing activities. Under these agreements, the Company is required to pay minimum annual service charges. Additional fees may be payable depending upon the volume of transactions processed, with all future payments subject to increases for inflation. At December 31, 2018, the aggregate fixed future minimum commitments under these agreements are as follows:

For the Years Ended December 31,	Future Minimum Commitments
(In millions of dollars)
2019	$189
2020	37
2021	14
Subsequent years	19
$259
13.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2018	2017
Short-term:
Current portion of long-term debt	314	262
	314	262
Long-term:
Senior notes – 2.55% due 2018	—	250
Senior notes – 2.35% due 2019	300	299
Senior notes – 2.35% due 2020	499	498
Senior notes – 4.80% due 2021	499	498
Senior notes – 2.75% due 2022	497	496
Senior notes – 3.30% due 2023	348	348
Senior notes – 4.05% due 2023	249	248
Senior notes – 3.50% due 2024	597	596
Senior notes – 3.50% due 2025	496	496
Senior notes – 3.75% due 2026	596	596
Senior notes – 5.875% due 2033	297	297
Senior notes – 4.35% due 2047	492	492
Senior notes – 4.20% due 2048	592	—
Mortgage – 5.70% due 2035	358	370
Other	4	3
	5,824	5,487
Less current portion	314	262
	$5,510	$5,225
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at December 31, 2018.

Bridge Loan Financing
On September 18, 2018, the Company entered into a bridge loan agreement to finance the pending JLT acquisition. The bridge loan agreement provides for commitments in the aggregate principal amount of £5.2 billion. Under the bridge loan agreement, any loans will mature 364 days from the date of the first borrowing, and the Company will be required to comply with certain covenants including maintaining an interest coverage ratio and leverage ratio within specified levels. The Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment, of which $30 million was amortized as interest expense in 2018 based on the period of time the facility is expected to be in effect (including any loans outstanding). Any borrowings under the bridge loan agreement will accrue interest at an annual rate based on the London Interbank Offered Rate for British pounds sterling, plus an applicable margin based on the Company’s debt ratings and also increasing over time while loans are outstanding. The Company will also be required to pay a duration fee in an amount equal to 50, 75 and 100 basis points on the principal amount of loans, if any, outstanding on the 90th, 180th and 270th day, respectively, after the first borrowing under the facility, as well as an "unused fee" accruing on the available but unused commitments at a rate that varies with the Company’s debt ratings. Unused commitments will be reduced, and loans under the bridge loan agreement prepaid, with the proceeds of certain debt or equity issuances or asset sales. There were no borrowings under the bridge loan agreement at December 31, 2018. The commitments under the bridge loan agreement are expected to be reduced, and any loans thereunder refinanced, with long-term financing.
As discussed below, in January 2019, the Company issued $5 billion of senior notes which will be used to fund the acquisition of JLT. The commitments under the bridge loan have therefore been reduced by £3.79 billion, due to the issuance of these senior notes.
Senior Notes
In October 2018 the Company repaid $250 million of maturing senior notes.
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
Subsequent Event – In January 2019, the Company issued $700 million of 3.50% Senior Notes due 2020, $1.0 billion of 3.875% Senior Notes due 2024, $1.25 billion of 4.375% Senior Notes due 2029, $500 million of 4.75% Senior Notes due 2039, $1.25 billion of 4.90% Senior Notes due 2049 and $300 million of Floating Rate Senior Notes due 2021. The Company intends to use the net proceeds to fund, in part, the pending acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness, as well as for general corporate purposes.
Other Credit Facilities
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2018.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $594 million at December 31, 2018 and $624 million at December 31, 2017. There were no outstanding borrowings under these facilities at December 31, 2018 and December 31, 2017.
Scheduled repayments of long-term debt in 2019 and in the four succeeding years, excluding the debt issued in January, 2019, are $314 million, $517 million, $515 million, $516 million and $616 million, respectively.
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

	December 31, 2018		December 31, 2017
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$314	$313	$262	$264
Long-term debt	$5,510	$5,437	$5,225	$5,444
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
14.    Integration and Restructuring Costs
During the second quarter of 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. As of December 31, 2018, the Company has incurred restructuring severance and consulting costs of $96 million related to this initiative.
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future. As of December 31, 2018, the Company has incurred restructuring severance and consulting costs of $51 million related to this initiative.
In addition to the charges discussed above, the Company incurred $14 million of restructuring costs related to severance and future rent under non-cancelable leases. These costs were incurred in Risk and Insurance Services—$3 million; Consulting—$1 million; and Corporate—$10 million.
Details of the restructuring liability activity from January 1, 2017 through December 31, 2018, including actions taken prior to 2018, are as follows:

(In millions)	Balance at 1/1/17	Expense Incurred	Cash Paid	Other	Balance at 12/31/17	Expense Incurred	Cash Paid	Other	Balance at 12/31/18
Severance	$32	$31	$(49)	$1	$15	$137	$(77)	$(2)	$73
Future rent under non-cancelable leases and other costs	61	9	(22)	2	50	24	(37)	2	39
Total	$93	$40	$(71)	$3	$65	$161	$(114)	$—	$112
As of January 1, 2016, the liability balance related to restructuring activity was $93 million. In 2016, the Company accrued $44 million and had cash payments and other adjustments of $44 million related to restructuring activities that resulted in the liability balance at January 1, 2017 reported above.
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

15.    Common Stock
During 2018, the Company repurchased 8.2 million shares of its common stock for total consideration of $675 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion of the Company's common stock, which superseded any prior authorizations. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $866 million. There is no time limit on the authorization. During 2017, the Company purchased 11.5 million shares of its common stock for total consideration of $900 million.
The Company issued approximately 3.3 million and 5.8 million shares related to stock compensation and employee stock purchase plans during the years ended December 31, 2018 and 2017, respectively.
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
In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including Marsh, and insurers “to investigate an alleged sharing of sensitive commercial and competitive confidential information” in the aviation insurance and reinsurance sector.
We are cooperating with these investigations and are conducting our own reviews. At this time, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
In November 2017, the FCA announced the terms of reference for a market study concerning the wholesale insurance broker sector in the United Kingdom, which affects Marsh and Guy Carpenter. The FCA conducted the study to assess "how effectively competition is working in the wholesale insurance broker sector" and "how brokers influence competition in the underwriting sector." In February 2019, the FCA published its final report and closed the market study, concluding that it had "not found evidence of significant levels of harm that merit the introduction of regulatory intervention."
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2018, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2018 –
Risk and Insurance Services	$8,228	(a)	$1,864	$15,868		$290	$158
Consulting	6,779	(b)	1,099	8,003		130	97
Total Segments	15,007		2,963	23,871		420	255
Corporate/Eliminations	(57)		(202)	(2,293)	(c)	74	59
Total Consolidated	$14,950		$2,761	$21,578		$494	$314
2017 –
Risk and Insurance Services	$7,630	(a)	$1,731	$16,490		$282	$139
Consulting	6,444	(b)	1,110	8,200		129	88
Total Segments	14,074		2,841	24,690		411	227
Corporate/Eliminations	(50)		(186)	(4,261)	(c)	70	75
Total Consolidated	$14,024		$2,655	$20,429		$481	$302
2016 –
Risk and Insurance Services	$7,143	(a)	$1,581	$14,728		$248	$128
Consulting	6,112	(b)	1,038	6,770		121	68
Total Segments	13,255		2,619	21,498		369	196
Corporate/Eliminations	(44)		(188)	(3,308)	(c)	69	57
Total Consolidated	$13,211		$2,431	$18,190		$438	$253

(a)
Includes inter-segment revenue of $6 million, $5 million and $6 million in 2018, 2017 and 2016, respectively, interest income on fiduciary funds of $65 million, $39 million and $26 million in 2018, 2017 and 2016, respectively, and equity method income of $13 million, $14 million and $12 million in 2018, 2017 and 2016, respectively and $40 million related to the sale of business in 2018.

(b)
Includes inter-segment revenue of $51 million, $45 million and $38 million in 2018, 2017 and 2016, respectively, interest income on fiduciary funds of $3 million, $4 million and $3 million in 2018, 2017 and 2016, respectively, and equity method income of $8 million, $17 million and $19 million in 2018, 2017 and 2016, respectively.

(c)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2018	2017	2016
Risk and Insurance Services
Marsh	$6,923	$6,433	$5,997
Guy Carpenter	1,305	1,197	1,146
Total Risk and Insurance Services	8,228	7,630	7,143
Consulting
Mercer	4,732	4,528	4,323
Oliver Wyman Group	2,047	1,916	1,789
Total Consulting	6,779	6,444	6,112
Total Segments	15,007	14,074	13,255
Corporate/Eliminations	(57)	(50)	(44)
Total	$14,950	$14,024	$13,211
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2018	2017	2016
Revenue
United States	$7,219	$6,870	$6,573
United Kingdom	2,243	2,112	2,019
Continental Europe	2,694	2,197	2,022
Asia Pacific	1,616	1,517	1,363
Other	1,235	1,378	1,278
	15,007	14,074	13,255
Corporate/Eliminations	(57)	(50)	(44)
Total	$14,950	$14,024	$13,211

For the Years Ended December 31,
(In millions of dollars)	2018	2017	2016
Fixed Assets, Net
United States	$403	$399	$412
United Kingdom	91	91	94
Continental Europe	59	57	53
Asia Pacific	74	78	76
Other	74	87	90
Total	$701	$712	$725

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, New York
February 21, 2019

We have served as the Company’s auditor since 1989.

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2018:
Revenue	$4,000	$3,734	$3,504	$3,712
Operating income	$908	$691	$541	$621
Income from continuing operations	$696	$536	$279	$159
Net income attributable to the Company	$690	$531	$276	$153
Basic Per Share Data:
Continuing operations	$1.36	$1.05	$0.55	$0.30
Discontinued operations, net of tax	$—	$—	$—	$—
Net income attributable to the Company	$1.36	$1.05	$0.55	$0.30
Diluted Per Share Data:
Continuing operations	$1.34	$1.04	$0.54	$0.30
Discontinued operations, net of tax	$—	$—	$—	$—
Net income attributable to the Company	$1.34	$1.04	$0.54	$0.30
Dividends Paid Per Share	$0.375	$0.375	$0.415	$0.415
2017:
Revenue	$3,503	$3,495	$3,341	$3,685
Operating income	$749	$701	$535	$670
Income from continuing operations	$578	$507	$397	$28
Discontinued operations, net of tax	$—	$—	$—	$2
Net income attributable to the Company	$569	$501	$393	$29
Basic Per Share Data(a):
Continuing operations	$1.10	$0.98	$0.77	$0.05
Discontinued operations, net of tax	$—	$—	$—	$0.01
Net income attributable to the Company	$1.10	$0.98	$0.77	$0.06
Diluted Per Share Data(a):
Continuing operations	$1.09	$0.96	$0.76	$0.05
Discontinued operations, net of tax	$—	$—	$—	$0.01
Net income attributable to the Company	$1.09	$0.96	$0.76	$0.06
Dividends Paid Per Share	$0.34	$0.34	$0.375	$0.375
As of February 18th, 2019, there were 5,063 stockholders of record.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

(b)	Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 21, 2019

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2019 Proxy Statement.
The executive officers and executive officer appointees of the Company are Peter J. Beshar, John Q. Doyle, Martine Ferland, E. Scott Gilbert, Daniel S. Glaser, Peter Hearn, Laurie Ledford, Scott McDonald, Mark C. McGivney and Julio A. Portalatin. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2019 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee", "Additional Information—Transactions with Management and Others" and "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation.
The information set forth in the sections "Board of Directors and Committees—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2019 Proxy Statement is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2019 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2019 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2019 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2018
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2018
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2018
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2018 and 2017
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

(2.2)	Rule 2.7 Announcement, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

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

(2.3)
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

(4.1)
Indenture dated as of June 14, 1999 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)

(4.2)
Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

(4.3)
Indenture dated as of March 19, 2002 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)

(4.4)
Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.5)
First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

(4.6)
Form of Third Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 24, 2013)

(4.7)
Form of Fourth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2014)

(4.8)
Form of Fifth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 10, 2014)

(4.9)
Sixth Supplemental Indenture, dated as of March 6, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(4.10)
Seventh Supplemental Indenture, dated as of September 14, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on September 14, 2015)

(4.11)
Eighth Supplemental Indenture, dated as of March 14, 2016, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 2, 2016)

(4.12)
Ninth Supplemental Indenture, dated as of January 12, 2017, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 24, 2017)

(4.13)
Tenth Supplemental Indenture, dated as of March 1, 2018, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on March 1, 2018)

(4.14)
Eleventh Supplemental Indenture, dated January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)

(10.1)
*Marsh & McLennan Companies, Inc. U.S. Employee 1996 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

(10.2)
*Marsh & McLennan Companies, Inc. U.S. Employee 1997 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

(10.3)
*Marsh & McLennan Companies, Inc. U.S. Employee 1998 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

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

(10.25)
*Form of Deferred Stock Unit Award, dated as of March 1, 2014, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.26)
*Form of Deferred Stock Unit Award, dated as of March 1, 2015, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.27)
*Form of Deferred Stock Unit Award, dated as of March 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

(10.28)
*Form of Deferred Stock Unit Award, with grant dates from March 1, 2017 through February 1, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.29)
*Form of Deferred Stock Unit Award, with grant dates from March 1, 2018 through February 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.30)
*Form of Restricted Stock Unit Award, dated as of April 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.31)
*Form of Restricted Stock Unit Award, dated as of February 22, 2017 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.32)
*Form of Restricted Stock Unit Award, dated as of February 21, 2018 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.33)
*Form of Performance Stock Unit Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.34)
*Form of Performance Stock Unit Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.35)
*Form of Stock Option Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.36)
*Form of Stock Option Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.37)	*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)

(10.38)	*Amendment to the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

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

(10.40)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.41)
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

(10.42)
*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.43)
*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.44)
*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

(10.45)	*Third Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012

(10.46)
*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.47)
*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

(10.48)
*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

(10.49)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.50)
*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.51)	*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.52)
*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.53)
*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.54)
*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.55)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.56)
*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

(10.57)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.58)
*Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.59)
*Letter Agreement, effective as of February 22, 2017, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

(10.60)
*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(10.61)
*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(10.62)
*Letter Agreement, effective as of January 17, 2018, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

(10.63)	Letter Agreement, effective as of January 16, 2019, between Marsh & McLennan, Inc. and Mark C. McGivney

(10.64)
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

(10.66)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.67)
*Letter Agreement, effective as of May 18, 2016, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.68)
*Letter Agreement, effective as of July 12, 2017, between Marsh & McLennan Companies, Inc. and Julio A Portalatin (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

(10.69)	*Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

(10.70)	*Waiver and Release Agreement, dated as of February 14, 2019, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin

(10.71)
*Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.72)
*Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.73)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.74)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Peter J. Beshar (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.75)	Shareholder Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.76)	Form of Director Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

(10.77)
Bridge Loan Agreement, dated as of September 18, 2018 by and between Marsh & McLennan Companies, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

(10.78)
Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)

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

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 21, 2019	By	/S/ DANIEL S. GLASER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 21st day of February, 2019.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 21, 2019

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 21, 2019

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 21, 2019

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 21, 2019

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 21, 2019

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 21, 2019

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 21, 2019

/S/ ELAINE LA ROCHE Elaine La Roche	Director	February 21, 2019

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 21, 2019

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 21, 2019

/S/ MARC D. OKEN Marc D. Oken	Director	February 21, 2019

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 21, 2019

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 21, 2019

/S/ R. DAVID YOST R. David Yost	Director	February 21, 2019