Form 10-Q
period 2019-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2019-04-26
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 24, 2019, there were outstanding 507,238,809 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•	our ability to successfully integrate or achieve the intended benefits of the acquisition of JLT;

•	the impact of any investigations, reviews, or other activity by regulatory or law enforcement authorities, including the ongoing investigations by the European Commission competition authority;

•	the impact from lawsuits, other contingent liabilities and loss contingencies arising from errors and omissions, breach of fiduciary duty or other claims against us;

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

•	our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise;

•	the impact of changes in tax laws, guidance and interpretations, including certain provisions of the U.S. Tax Cuts and Jobs Act, or disagreements with tax authorities;

•	our ability to repay our outstanding long-term debt in a timely manner and on favorable terms, including approximately $6.5 billion issued in connection with the acquisition of JLT;

•	the impact of fluctuations in foreign exchange and interest rates on our results; and

•	the impact of changes in accounting rules or in our accounting estimates or assumptions, including the impact the new lease accounting standard.
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
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Revenue	$4,071	$4,000
Expense:
Compensation and benefits	2,282	2,224
Other operating expenses	851	868
Operating expenses	3,133	3,092
Operating income	938	908
Other net benefit credits	64	66
Interest income	28	3
Interest expense	(120)	(61)
Investment income	5	—
Change in fair value of acquisition related derivative contracts	29	—
Income before income taxes	944	916
Income tax expense	217	220
Net income before non-controlling interests	727	696
Less: Net income attributable to non-controlling interests	11	6
Net income attributable to the Company	$716	$690
Net income Per Share Attributable to the Company:
Basic	$1.42	$1.36
Diluted	$1.40	$1.34
Average number of shares outstanding:
Basic	505	508
Diluted	511	514
Shares outstanding at March 31,	507	508
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net income before non-controlling interests	$727	$696
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	96	228
(Loss) related to pension/post-retirement plans	(43)	(84)
Other comprehensive income, before tax	53	144
Income tax (benefit) on other comprehensive income	(4)	(8)
Other comprehensive income, net of tax	57	152
Comprehensive income	784	848
Less: comprehensive income attributable to non-controlling interest	11	6
Comprehensive income attributable to the Company	$773	$842
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,117	$1,066
Receivables
Commissions and fees	4,315	3,984
Advanced premiums and claims	59	79
Other	372	366
	4,746	4,429
Less-allowance for doubtful accounts and cancellations	(116)	(112)
Net receivables	4,630	4,317
Funds held in escrow for acquisition	6,359	—
Other current assets	569	551
Total current assets	12,675	5,934
Goodwill	9,739	9,599
Other intangible assets	1,464	1,437
Fixed assets (net of accumulated depreciation and amortization of $1,889 at March 31, 2019 and $1,842 at December 31, 2018)	716	701
Pension related assets	1,815	1,688
Right of use assets	1,625	—
Deferred tax assets	680	680
Other assets	1,423	1,539
	$30,137	$21,578
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,562	$314
Accounts payable and accrued liabilities	2,244	2,234
Accrued compensation and employee benefits	892	1,778
Acquisition related derivatives	283	441
Current lease liabilities	291	—
Accrued income taxes	256	157
Dividends payable	211	—
Total current liabilities	5,739	4,924
Fiduciary liabilities	5,243	5,001
Less – cash and investments held in a fiduciary capacity	(5,243)	(5,001)
	—	—
Long-term debt	11,472	5,510
Pension, post-retirement and post-employment benefits	1,874	1,911
Long-term lease liabilities	1,590	—
Liabilities for errors and omissions	282	287
Other liabilities	1,194	1,362
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2019 and December 31, 2018	561	561
Additional paid-in capital	681	817
Retained earnings	14,642	14,347
Accumulated other comprehensive loss	(4,590)	(4,647)
Non-controlling interests	77	73
	11,371	11,151
Less – treasury shares, at cost, 53,623,897 shares at March 31, 2019 and 56,804,468 shares at December 31, 2018	(3,385)	(3,567)
Total equity	7,986	7,584
	$30,137	$21,578
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

For the Three Months Ended March 31,
(In millions)	2019	2018
Operating cash flows:
Net income before non-controlling interests	$727	$696
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization of fixed assets and capitalized software	74	80
Amortization of intangible assets	51	45
Amortization of right of use asset	68	—
Adjustments and payments related to contingent consideration liability	(18)	(5)
Provision for deferred income taxes	(9)	11
(Gain) loss on investments	(5)	—
(Gain) loss on disposition of assets	—	(1)
Share-based compensation expense	57	50
Change in fair value of acquisition-related derivative contracts	(29)	—
Changes in assets and liabilities:
Net receivables	(309)	(357)
Other current assets	(37)	2
Other assets	(1)	(32)
Accounts payable and accrued liabilities	79	135
Accrued compensation and employee benefits	(886)	(905)
Accrued income taxes	96	61
Contributions to pension and other benefit plans in excess of current year expense/credit	(80)	(96)
Other liabilities	42	17
Operating lease liabilities	(73)	—
Effect of exchange rate changes	(23)	(65)
Net cash used for operations	(276)	(364)
Financing cash flows:
Purchase of treasury shares	—	(250)
Net increase in commercial paper	748	249
Proceeds from issuance of debt	6,462	592
Repayments of debt	(3)	(3)
Acquisition-related hedging payments	(129)	—
Shares withheld for taxes on vested units – treasury shares	(86)	(61)
Issuance of common stock from treasury shares	77	32
Payments of deferred and contingent consideration for acquisitions	(29)	(70)
Distributions of non-controlling interests	(4)	(6)
Dividends paid	(210)	(189)
Net cash provided by financing activities	6,826	294
Investing cash flows:
Capital expenditures	(73)	(58)
Sales of long-term investments	115	9
Purchase of equity investment	(88)	—
Proceeds from sales of fixed assets	1	1
Dispositions	—	3
Acquisitions	(140)	(24)
Other, net	(2)	(1)
Net cash used for investing activities	(187)	(70)
Effect of exchange rate changes on cash and cash equivalents	47	103
Increase (decrease) in cash and cash equivalents and funds held in escrow	6,410	(37)
Cash and cash equivalents at beginning of period	1,066	1,205

Cash balances, end of period
Cash and cash equivalents at end of period	1,117	1,168
Funds held in escrow for acquisition	6,359	—
Total	$7,476	$1,168
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

For the Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$817	$784
Change in accrued stock compensation costs	(101)	(75)
Issuance of shares under stock compensation plans and employee stock purchase plans	(35)	(27)
Balance, end of period	$681	$682
RETAINED EARNINGS
Balance, beginning of year	$14,347	$13,140
Cumulative effect of adoption of the revenue recognition standard (See Note 19)	—	364
Cumulative effect of adoption of other accounting standards (See Note 19)	—	—
Net income attributable to the Company	716	690
Dividend equivalents declared – (per share amounts: $0.83 in 2019 and $0.75 in 2018)	(2)	(1)
Dividends declared – (per share amounts: $0.83 in 2019 and $0.75 in 2018)	(419)	(381)
Balance, end of period	$14,642	$13,812
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,647)	$(4,043)
Cumulative effect of adoption of the financial instruments standard (See Note 19)	—	(14)
Other comprehensive income, net of tax	57	152
Balance, end of period	$(4,590)	$(3,905)
TREASURY SHARES
Balance, beginning of year	$(3,567)	$(3,083)
Issuance of shares under stock compensation plans and employee stock purchase plans	182	123
Purchase of treasury shares	—	(250)
Balance, end of period	$(3,385)	$(3,210)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$73	$83
Net income attributable to non-controlling interests	11	6
Distributions and other changes	(7)	(8)
Balance, end of period	$77	$81
TOTAL EQUITY	$7,986	$8,021
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
On April 1, 2019, the Company completed its previously announced acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8 to the consolidated financial statements.
2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three month periods ended March 31, 2019 and 2018.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At March 31, 2019, the Company maintained $196 million related to these regulatory requirements.
Funds Held in Escrow For Acquisition
The Company received proceeds from debt issuances related to the JLT Transaction in the first quarter of 2019, which were placed in escrow. At March 31, 2019, these funds were reported as funds held in escrow for acquisition in the consolidated balance sheet. The funds were released from escrow upon the completion of the Transaction in April 2019.
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
The Company recorded net investment income of $5 million for the three months ended March 31, 2019 compared to a net investment loss of less than $1 million for the same period in the prior year. The three month period ending March 31, 2019 includes gains of $3 million related to mark-to-market changes in equity securities and gains of $2 million related to investments in private equity funds and other investments.
Leases
Effective January 1, 2019, the Company adopted the new accounting guidance related to leases. Under the new guidance, a lessee is required to recognize assets and liabilities for its leases with lease terms more than 12 months. The Company adopted this new standard using the modified retrospective method, which applies the new guidance beginning with the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2019. There was no cumulative-effect adjustment required to be booked to retained earnings upon transition. Prior period results have not been restated to reflect the adoption of this new standard.
On January 1, 2019, the Company recognized a lease liability of $1.9 billion and a corresponding right-of-use asset ("ROU asset") of $1.7 billion, including the reclassification of approximately $0.2 billion of unamortized lease incentives and restructuring liabilities, upon the adoption of this standard, with minimal impact on the consolidated statement of income.
See Note 12 for further information related to Leases.
Income Taxes
The Company's effective tax rate in the first quarter of 2019 was 23% compared with 23.9% in the first quarter of 2018. The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration. The excess tax benefit related to share-based payments is the most significant discrete item, reducing the effective tax rate by 3.2% and 2.4% in the first quarters of 2019 and 2018, respectively.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $78 million at December 31, 2018 to $74 million at March 31, 2019 due to current accruals offset by settlements of audits and expirations of statutes of limitation. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $10 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
3.     Revenue
The core principle of the revenue recognition guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity applies the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation.
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
For consulting projects, Mercer generally invoices monthly in arrears with payment due within 30 days of the invoice date. Fees for delegated management services are either deducted from the net asset value of the fund or invoiced to the client on a monthly or quarterly basis in arrears. Oliver Wyman typically bills its clients 30-60 days in arrears with payment due upon receipt of the invoice.
Health brokerage and consulting services are components of both Marsh, which includes MMA, and Mercer, with approximately 65% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.
The following schedule disaggregates components of the Company's revenue:

Three Months Ended March 31,
2019
Marsh:
EMEA	$633
Asia Pacific	165
Latin America	78
Total International	876
U.S./Canada	861
Total Marsh	1,737
Guy Carpenter	663
Subtotal	2,400
Fiduciary interest income	23
Total Risk and Insurance Services	$2,423

Mercer:
Wealth	$543
Health	442
Career	170
Total Mercer	1,155
Oliver Wyman	518
Total Consulting	$1,673
The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	March 31, 2019	January 1, 2019
Contract Assets	$198	$112
Contract Liabilities	$611	$545
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2019 to March 31, 2019 is primarily due to $128 million of additions during the period partly offset by $42 million transferred to accounts receivables, as the rights to bill and collect became unconditional. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. Revenue recognized in the first three months of 2019 that was included in the contract liability balance at the beginning of the year was $169 million. The amount of revenue recognized in the first three months of 2019 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $17 million.

The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $30 million for Marsh, $429 million for Mercer and $3 million for Oliver Wyman. The Company expects revenue in 2020, 2021, 2022, 2023 and 2024 and beyond of $190 million, $130 million, $81 million, $44 million and $17 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $23 million and $13 million for the three months ended March 31, 2019 and 2018, respectively. The Consulting segment recorded fiduciary interest income of $1 million in each of the three month periods ended March 31, 2019 and 2018, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $9.2 billion at March 31, 2019 and $7.3 billion at December 31, 2018. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Net income before non-controlling interests	$727	$696
Less: Net income attributable to non-controlling interests	11	6
Net income attributable to the Company	$716	$690
Basic weighted average common shares outstanding	505	508
Dilutive effect of potentially issuable common shares	6	6
Diluted weighted average common shares outstanding	511	514
Average stock price used to calculate common stock equivalents	$88.54	$82.83

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2019 and 2018.

(In millions)	2019	2018
Assets acquired, excluding cash	$180	$35
Liabilities assumed	(5)	(4)
Contingent/deferred purchase consideration	(35)	(7)
Net cash outflow for current year acquisitions	$140	$24

(In millions)	2019	2018
Interest paid	$98	$80
Income taxes paid, net of refunds	$131	$128
The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $29 million for the three months ended March 31, 2019. This consisted of deferred purchase consideration related to prior years' acquisitions of $23 million and contingent consideration of $6 million. For the three months ended March 31, 2018, the Company paid deferred and contingent consideration of $70 million, consisting of deferred purchase consideration related to prior years' acquisitions of $40 million and contingent consideration of $30 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the three months ended March 31, 2019, the Company recorded an expense for adjustments to contingent consideration liabilities of $11 million and made contingent consideration payments of $29 million. For the three months ended March 31, 2018, the Company recorded an expense for adjustments to contingent consideration liabilities of $5 million and made contingent consideration payments of $10 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $158 million and $125 million for the three months ended March 31, 2019 and 2018, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $57 million and $50 million for the three-month periods ended March 31, 2019 and 2018, respectively.
The funds held in the acquisition related escrow account comprises proceeds from issuance of debt of $6.462 billion plus interest earned during the period of $25 million, less $129 million of payments on acquisition related derivative contracts.
Effective January 1, 2019, the Company adopted the new accounting guidance related to leases, which requires a lessee to recognize assets and liabilities for its leases. Upon adoption of this accounting standard, the Company recorded a non cash ROU asset of $1.7 billion and lease liability of $1.9 billion during the first quarter of 2019.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three-month periods ended March 31, 2019 and 2018, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2018	$—	$(2,953)	$(1,694)	$(4,647)
Other comprehensive (loss) income before reclassifications	—	(59)	94	35
Amounts reclassified from accumulated other comprehensive income	—	22	—	22
Net current period other comprehensive (loss) income	—	(37)	94	57
Balance as of March 31, 2019	$—	$(2,990)	$(1,600)	$(4,590)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2017	$14	$(2,892)	$(1,165)	$(4,043)
Cumulative effect of amended accounting standard	(14)	—	—	(14)
Other comprehensive (loss) income before reclassifications	—	(100)	223	123
Amounts reclassified from accumulated other comprehensive income	—	29	—	29
Net current period other comprehensive (loss) income	—	(71)	223	152
Balance as of March 31, 2018	$—	$(2,963)	$(942)	$(3,905)
The components of other comprehensive income (loss) for the three-month period ended March 31, 2019 and 2018 are as follows:

Three Months Ended March 31,	2019			2018
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$96	$2	$94	$228	$5	$223
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	26	6	20	37	7	30
Effect of settlement (a)	4	1	3	—	—	—
Subtotal	29	7	22	36	7	29
Foreign currency translation adjustments	(72)	(13)	(59)	(120)	(20)	(100)
Pension/post-retirement plans (loss) gains	(43)	(6)	(37)	(84)	(13)	(71)
Other comprehensive income (loss)	$53	$(4)	$57	$144	$(8)	$152
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
The Risk and Insurance Services segment completed two acquisitions during the first three months of 2019.

•	February – MMA acquired Bouchard Insurance, Inc., a Florida-based full service agency and Employee Benefits Group, Inc., a Maryland-based independent insurance agency.
Total purchase consideration for acquisitions made during the three months ended March 31, 2019 was $177 million, which consisted of cash paid of $142 million and deferred purchase and estimated contingent consideration of $35 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $23 million of deferred purchase consideration and $35 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed during 2019 based on their fair values:

For the Three Months Ended March 31, 2019
(In millions)
Cash	$142
Estimated fair value of deferred/contingent consideration	35
Total consideration	$177
Allocation of purchase price:
Cash and cash equivalents	$2
Accounts receivable, net	5
Property, plant, and equipment	1
Other intangible assets	71
Goodwill	97
Other assets	6
Total assets acquired	182
Current liabilities	5
Other liabilities	—
Total liabilities assumed	5
Net assets acquired	$177
Other intangible assets acquired are based on initial estimates and subject to change based on final valuations during the measurement period post acquisition date. The following chart provides information about other intangible assets acquired during 2019:

	Amount	Weighted Average Amortization Period
Client relationships	$67	11 years
Other	4	5 years
	$71

In January 2019, Marsh increased its equity ownership in Marsh India from 26% to 49%. Marsh India continues to be accounted for under the equity method.
Prior-Year Acquisitions
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

Total purchase consideration for acquisitions made during the first three months of 2018 was $36 million, which consisted of cash paid of $29 million and deferred purchase and estimated contingent consideration of $7 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or earnings of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. In the first three months of 2018, the Company also paid $40 million of deferred purchase consideration and $40 million of contingent consideration related to acquisitions made in prior years.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2019 and 2018. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2018 and reflects acquisitions made in 2018 as if they occurred on January 1, 2017. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2019	2018
Revenue	$4,080	$4,098
Net income attributable to the Company	$717	$694
Basic net income per share attributable to the Company	$1.42	$1.37
Diluted net income per share attributable to the Company	$1.40	$1.35

The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three month period ended March 31, 2019 includes approximately $4 million of revenue and an operating gain of less than $1 million for acquisitions made in 2019. The consolidated statements of income for the three month period ended March 31, 2018 included $3 million of revenue and an operating loss of $1 million related to acquisitions made in 2018.
Subsequent Event - Acquisition of JLT
On April 1, 2019, the Company completed its previously announced Transaction of all of the outstanding shares of JLT. Under the terms of the Transaction, JLT shareholders received £19.15 in cash for each JLT share, which valued JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1) and assumed existing JLT indebtedness of approximately $1 billion. The Company implemented the Transaction by way of a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended. The pro-forma information above excludes the results of JLT because it was not practicable due to the timing of when the acquisition occurred, and to include such information would require significant estimates related to the impact of adjustments from JLT's historical accounting under International Accounting Standards to U.S. GAAP and to the allocation of purchase consideration.
Financing and hedging activities related to the Transaction are discussed in more detail in Notes 11 and 14 of the consolidated financial statements.
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
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions)	2019	2018
Balance as of January 1,	$9,599	$9,089
Goodwill acquired	97	15
Other adjustments(a)	43	90
Balance at March 31,	$9,739	$9,194
(a) Primarily reflects the impact of foreign exchange.
The goodwill acquired of $97 million in 2019, all of which is deductible for tax purposes, related to the Risk and Insurance Services segment.
Goodwill allocable to the Company’s reportable segments at March 31, 2019 is as follows: Risk and Insurance Services, $6.9 billion and Consulting, $2.8 billion.

The gross cost and accumulated amortization at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$2,046	$685	$1,361	$1,970	$639	$1,331
Other (a)	267	164	103	259	153	106
Amortized intangibles	$2,313	$849	$1,464	$2,229	$792	$1,437
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2019 and 2018 was $51 million and $45 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2019 (excludes amortization through March 31, 2019)	$151
2020	187
2021	174
2022	159
2023	156
Subsequent years	637
$1,464
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
Treasury Locks - Level 2
In connection with the JLT Transaction, to hedge the risk of increases in future interest rates prior to its issuance of fixed rate debt, in the fourth quarter of 2018 the Company entered into treasury locks related to $2 billion of expected issuances of senior notes in January 2019. The fair value at December 31, 2018 was based on the published treasury rate plus forward premium as of December 31, 2018, compared to the all in rate at the inception of the contract. These treasury locks were settled during the first quarter of 2019.
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
Foreign Exchange Forward Contract Liabilities - Level 3
In connection with the JLT Transaction, the Company entered into the FX Contract, to hedge the risk of appreciation of the GBP-denominated purchase price. On April 1, 2019, the Company purchased £5.2 billion at a contracted exchange rate, which is discussed in Note 11. The fair value of the FX Contract at March 31, 2019 was based on the all in forward rate, adjusted to exclude the value of the liquidity premium compared to the foreign exchange spot rate at March 31, 2019. Since all conditions to close had been satisfied at March 31, 2019, no value was assigned to the deal contingency feature.
The fair value at December 31, 2018 was determined using the probability distribution approach, comparing the all in forward rate to the foreign exchange rate for possible dates the JLT Transaction could close, discounted to the valuation date and adjusted for the fair value of the deal contingency feature. Determining the fair value of the FX Contract required significant management judgments or estimates about the potential closing dates of the transaction and remaining value of the deal contingency feature. The FX Contract was settled on April 1, 2019.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/19	12/31/18	03/31/19	12/31/18	03/31/19	12/31/18	03/31/19	12/31/18
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$21	$133	$—	$—	$—	$—	$21	$133
Mutual funds(a)	145	151	—	—	—	—	145	151
Money market funds(b)	67	118	—	—	—	—	67	118
Other equity investment(a)	—	—	8	8	—	—	8	8
Total assets measured at fair value	$233	$402	$8	$8	$—	$—	$241	$410
Fiduciary Assets:
U.S. Treasury Bills	$—	$20	$—	$—	$—	$—	$—	$20
Money market funds	60	80	—	—	—	—	60	80
Total fiduciary assets measured at fair value	$60	$100	$—	$—	$—	$—	$60	$100
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$171	$183	$171	$183
Acquisition related derivative contracts	—	—	—	116	283	325	283	441
Total liabilities measured at fair value	$—	$—	$—	$116	$454	$508	$454	$624
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
During the three-month period ended March 31, 2019, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018
Balance at beginning of period,	$508	$189
Additions	11	6
Payments	(35)	(40)
Revaluation Impact	11	5
Change in fair value of the FX contract	(42)	—
Other (a)	1	1
Balance at March 31,	$454	$161
(a) Primarily reflects the impact of foreign exchange.
As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $11 million in the three-month period ended March 31, 2019. A 5% increase in the projections used to estimate the contingent consideration would increase the liability by approximately $44 million. A 5% decrease would decrease the liability by approximately $36 million.

Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $388 million and $287 million at March 31, 2019 and December 31, 2018, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. In the third quarter of 2018, the Company concluded the decline in value of the investment was other than temporary and recorded an impairment charge of $83 million. As of March 31, 2019, the carrying value of the Company's investment in AF was approximately $149 million. As of March 31, 2019, the market value of the approximately 443 million shares of AF owned by the Company, based on the March 31, 2019 closing share price of 5.03 South African Rand per share, was $157 million.
The Company has other investments in private insurance and consulting companies with a carrying value of $155 million and $61 million at March 31, 2019 and December 31, 2018, respectively.
The Company’s investment in Alexander Forbes and its other equity investments in insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $84 million and $82 million at March 31, 2019 and December 31, 2018, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $2 million from these investments for the three months ended March 31, 2019 compared to a net investment gain of $7 million for the same period in 2018.
Other Investments
At March 31, 2019 and December 31, 2018, the Company held certain equity investments with readily determinable market values of $35 million and $146 million, respectively. The Company recorded an investment gain on these investments of $3 million and an investment loss of $8 million in the three month periods ended March 31, 2019 and 2018, respectively. The Company also held investments without readily determinable market values of $74 million and $75 million at March 31, 2019 and December 31, 2018, respectively. In March 2019, the Company disposed of its investment in BenefitFocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019 as final settlement on the sale.
11.    Derivatives
On September 20, 2018, the Company entered into the FX Contract to purchase £5.2 billion at a contracted exchange rate, to hedge the risk of appreciation of the GBP-denominated purchase price of JLT. The settlement of the FX Contract was contingent upon the closing of the JLT Transaction. The all in contract exchange rate included the cost of a liquidity premium (due to the size of the JLT Transaction) and a deal contingent feature, which together increased the exchange rate in the FX Contract to purchase the £5.2 billion by .0343.
The FX Contract is measured at fair value and the resulting gain or loss is recorded in the consolidated statements of income. The fair value at March 31, 2019 was based on the all in forward rate, adjusted to exclude the liquidity premium compared to the foreign exchange rate at valuation date. Since all conditions to close had been satisfied at March 31, 2019, no value was assigned to the deal contingency feature. The fair value at December 31, 2018 was determined using the probability distribution approach, comparing the all in forward rate to the foreign exchange rate for possible dates the JLT Transaction could close, discounted to the valuation date and adjusted for the fair value of the deal contingency feature. Determining the fair value of the FX Contract required significant management judgments or estimates about the potential closing dates of the transaction and remaining value of the deal contingency feature. An unrealized gain of $42 million related to the change in fair value during the period from

December 31, 2018 to March 31, 2019 was recorded in the consolidated statement of income. This gain resulted from the strengthening of the pound sterling partly offset by the cost of the deal contingency feature. The FX Contract does not qualify for hedge accounting treatment under applicable accounting guidance. The FX Contract was settled on April 1, 2019. A loss of $12 million will be recorded in the second quarter of 2019 related to the settlement of the FX contract.
In connection with the JLT Transaction, to hedge the economic risk of changes in future interest rates prior to its issuance of fixed rate debt, in the fourth quarter of 2018 the Company entered into treasury locks related to $2 billion of expected issuances of senior notes in 2019. The fair value at December 31, 2018 is based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of this derivative in the consolidated statement of income for the twelve months ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. An additional charge of $6 million was recorded in the first quarter of 2019 related to the settlement of the Treasury lock derivatives.
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. This forward exchange contract was settled in March 2019 and the Company recorded a charge of $7.3 million related to the settlement of this contract.
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to help fund the JLT acquisition, the Company designated the €1.1 billion senior note debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge will be re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The Company concluded that the hedge was highly effective for the quarter ended March 31, 2019.
12.    Leases
A lease is defined as a party obtaining the right to use an asset legally owned by another party. The Company determines if an arrangement is a lease at lease inception. For operating leases entered into prior to January 1, 2019, the ROU assets and operating lease liabilities are recognized in the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date of the standard, January 1, 2019. The ROU asset was adjusted for unamortized lease incentives and restructuring liabilities that were reported, prior to adoption, as other liabilities in the consolidated balance sheet. For leases entered into subsequent to January 1, 2019, the operating lease ROU asset and operating lease liabilities are based on the present value of minimum payments over the lease term at commencement date of the lease.
The Company uses discount rates to determine the present value of future lease payments. The Company primarily uses its incremental borrowing rate adjusted to reflect a secured rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists. The lease terms used to calculate the ROU asset and lease liability may include options to extend or terminate when it is reasonably certain that the Company will exercise that option.
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third-parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third-parties when the Company no longer intends to utilize the space. None of the Company’s leases restrict the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options. In addition to the base rental costs, our lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. A portion of our real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index ("CPI") as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. Approximately 98% of the Company’s lease obligations are for the use of office space. All of the Company’s material leases are operating leases.
The following chart provides additional information about the Company’s property leases:

For the Three Months Ended March 31,
(In millions)	2019
Lease Cost:
Operating lease cost	$82
Short-term lease cost	1
Variable lease cost	37
Sublease income	(4)
Net lease cost	$116
Other information:
Operating cash outflows from operating leases	$87
Right of use assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term – real estate	7.7 years
Weighted-average discount rate – real estate leases	3.12%
Future minimum lease payments for the Company’s operating leases as of March 31, 2019 are as follows:

Payment Dates	Real Estate Leases
Remainder of 2019	$262
2020	328
2021	276
2022	257
2023	220
2024	183
Subsequent years	610
Total future lease payments	2,136
Less: Imputed interest	(255)
Total	$1,881
Current lease liabilities	$291
Long-term lease liabilities	1,590
Total lease liabilities	$1,881
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of March 31, 2019, the Company had additional operating real estate leases that had not yet commenced of $46 million. These operating leases will commence over the next 15 months.

At December 31, 2018, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are as follows:

For the Year Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2019	$361	$32	$329
2020	$340	$31	$309
2021	$277	$12	$265
2022	$252	$10	$242
2023	$214	$9	$205
Subsequent years	$753	$32	$721
13.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at March 31, 2019 the actual allocation for the Company's U.S. Plan was 63% equities and equity alternatives and 37% fixed income. The target allocation for the U.K. Plans at March 31, 2019 was 34% equities and equity alternatives and 66% fixed income. At March 31, 2019, the actual allocation for the U.K. Plans was 34% equities and equity alternatives and 66% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2018. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2019	2018	2019	2018
Service cost	$8	$10	$—	$—
Interest cost	119	118	1	1
Expected return on plan assets	(213)	(221)	—	—
Amortization of prior service (credit) cost	—	—	(1)	(1)
Recognized actuarial loss	26	37	—	—
Net periodic benefit (credit) cost	$(60)	$(56)	$—	$—
Settlement loss	4	—	—	—
Total (credit) cost	$(56)	$(56)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2019	2018	2019	2018
Compensation and benefits expense (Operating income)	$8	$10	$—	$—
Other net benefit (credits) cost	(64)	(66)	—	—
Total (credit) cost	$(56)	$(56)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2019	2018	2019	2018
Interest cost	60	59	—	—
Expected return on plan assets	(86)	(89)	—	—
Recognized actuarial loss	11	13	—	—
Net periodic benefit (credit) cost	$(15)	$(17)	$—	$—

Significant non-U.S. plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2019	2018	2019	2018
Service cost	$8	$10	$—	$—
Interest cost	59	59	1	1
Expected return on plan assets	(127)	(132)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	15	24	—	—
Net periodic benefit (credit) cost	$(45)	$(39)	$—	$—
Settlement loss	4	—	—	—
Total (credit) cost	$(41)	$(39)	$—	$—
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. plans	Pension Benefits		Post-retirement Benefits

March 31,	2019	2018	2019	2018
Weighted average assumptions:
Expected return on plan assets	5.74%	5.83%	—	—
Discount Rate	3.48%	3.07%	3.65%	3.21%
Rate of compensation increase	1.74%	1.73%	—	—
The Company made approximately $21 million of contributions to its U.S. and non-U.S. defined benefit pension plans in the first three months of 2019. The Company expects to contribute approximately $72 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2019.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $35 million and $34 million for the three months ended March 31, 2019 and 2018, respectively. The cost of the U.K. DC Plans was $22 million for each of the three months ended March 31, 2019 and 2018, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2019	December 31, 2018
Short-term:
Commercial paper	$748	$—
Current portion of long-term debt	814	314
	1,562	314
Long-term:
Senior notes – 2.35% due 2019	300	300
Senior notes – 2.35% due 2020	499	499
Senior notes – 3.50% due 2020	697	—
Senior notes – 4.80% due 2021	499	499
Senior notes - Floating rate due 2021	298	—
Senior notes – 2.75% due 2022	498	497
Senior notes – 3.30% due 2023	348	348
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	597	597
Senior notes – 3.875% due 2024	992	—
Senior notes – 3.50% due 2025	497	496
Senior notes – 1.349% due 2026	623	—
Senior notes – 3.75% due 2026	597	596
Senior notes – 4.375% due 2029	1,499	—
Senior notes – 1.979% due 2030	622	—
Senior notes – 5.875% due 2033	298	297
Senior notes – 4.75% due 2039	494	—
Senior notes – 4.35% due 2047	492	492
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,236	—
Mortgage – 5.70% due 2035	355	358
Other	4	4
	12,286	5,824
Less current portion	814	314
	$11,472	$5,510
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $748 million of commercial paper outstanding at March 31, 2019 at an effective interest rate of 2.78%.
On September 18, 2018, the Company entered into a bridge loan agreement to finance the JLT Transaction. The bridge loan agreement provided for commitments in the aggregate principal amount of £5.2 billion. In 2018, the Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment, of which $30 million was amortized in 2018 and $5 million in 2019 as interest expense based on the period of time the facility was expected to be in effect (including any loans outstanding). There were no borrowings under the bridge loan agreement at March 31, 2019. The Company terminated its bridge loan agreement on April 1, 2019.

In January 2019, the Company issued $700 million of 3.50% Senior Notes due 2020, $1 billion of 3.875% Senior Notes due 2024, $1.25 billion of 4.375% Senior Notes due 2029, $500 million of 4.75% Senior Notes due 2039, $1.25 billion of 4.90% Senior Notes due 2049 and $300 million of Floating Rate Senior Notes due 2021.
In March 2019, the Company issued €550 million of 1.349% Senior Notes due 2026 and €550 million of 1.979% Senior Notes due 2030. In addition, the Company issued an additional $250 million of 4.375% Senior Notes due 2029, in March 2019. These notes constitute a further issuance of the 4.375% Senior Notes due 2029, of which $1.25 billion aggregate principal amount was issued in January 2019 (see above). After giving effect to the issuance of the notes, the Company has $1.5 billion aggregate principal amount of 4.375% Senior Notes due 2029. The Company used part of the net proceeds from these offerings, along with the $5 billion of Senior Notes issued in January 2019 (discussed above) primarily to fund the acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness, as well as for general corporate purposes.
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed below. The Company had no borrowings outstanding under these facilities at March 31, 2019.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2019.
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

	March 31, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,562	$1,561	$314	$313
Long-term debt	$11,472	$11,943	$5,510	$5,437
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
15.    Restructuring Costs
During the second quarter of 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. During the first quarter of 2019, the Company incurred severance and consulting costs of $5 million related to this initiative.
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future. During the first quarter of 2019, the Company incurred restructuring severance and consulting costs of $10 million related to this initiative.
In addition to the changes discussed above, the Company incurred $3 million of restructuring costs related to severance and future rent under non-cancelable leases, primarily in Corporate.

Details of the restructuring activity from January 1, 2018 through March 31, 2019, which includes liabilities from actions prior to 2019, are as follows:

(In millions)	Liability at 1/1/18	Amounts Accrued	Cash Paid	Other	Liability at 12/31/18	Amounts Accrued	Cash Paid	Other	Liability at 3/31/19
Severance	$15	$137	$(77)	$(2)	$73	$37	$(37)	$—	$73
Future rent under non-cancelable leases and other costs	50	24	(37)	2	39	1	(4)	2	38
Total	$65	$161	$(114)	$—	$112	$38	$(41)	$2	$111
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
JLT Related Restructuring
In the first quarter of 2019, the Company initiated a restructuring program in anticipation of the acquisition of JLT on April 1, 2019. In connection with this activity, the Company incurred costs of $20 million (RIS - $19 million and Corporate - $1 million) in the first quarter of 2019. These costs were included in compensation and benefits in the consolidated statement of income.
Following the acquisition of JLT, the Company is completing plans for the integration and restructuring of the combined MMC and JLT operations world-wide.
16.    Common Stock
There were no repurchases of the Company's common stock during the first three months of 2019. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2019, the Company remained authorized to repurchase up to approximately $866 million in shares of its common stock. There is no time limit on the authorization. During the first three months of 2018, the Company repurchased approximately 3.0 million shares of its common stock for consideration of $250 million.
The Company issued approximately 3.2 million and 2.3 million shares related to stock compensation and employee stock purchase plans during the first three months of 2019 and 2018, respectively.
17.    Claims, Lawsuits and Other Contingencies
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
In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including Marsh, and insurers “to investigate an alleged sharing of sensitive commercial and competitive confidential information" in the aviation insurance and reinsurance sector.
We are cooperating with these investigations and are conducting our own reviews. At this time, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Acquisition of Jardine Lloyd Thompson Group plc
On April 1, 2019, the Company completed its previously announced acquisition of all of the outstanding shares of Jardine Lloyd Thompson Group plc, a public company organized under the laws of England and Wales (“JLT”). See Note 8 to the consolidated financial statements for additional information. By virtue of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s legal and regulatory exposures as of April 1, 2019.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2019, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
* * * *
The pending proceedings described above and other matters not explicitly described in this Note 17 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages, fines, penalties or other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with FASB guidance on Contingencies - Loss Contingencies. Except as described above, the Company is not able at this time to provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company's consolidated results of operations, financial position or cash flows. This is primarily because these matters are still developing and involve complex issues subject to inherent uncertainty. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.
18.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s segments are:

▪	Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and

▪	Consulting, comprising Mercer and Oliver Wyman Group.
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2018 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Operating Income (Loss)
2019–
Risk and Insurance Services	$2,423	(a)	$733
Consulting	1,673	(b)	279
Total Operating Segments	4,096		1,012
Corporate/Eliminations	(25)		(74)
Total Consolidated	$4,071		$938
2018–
Risk and Insurance Services	$2,344	(a)	$716
Consulting	1,668	(b)	247
Total Operating Segments	4,012		963
Corporate/Eliminations	(12)		(55)
Total Consolidated	$4,000		$908
(a) Includes inter-segment revenue of $1 million in 2019 and 2018, respectively, interest income on fiduciary funds of $23 million and $13 million in 2019 and 2018, respectively, and equity method income (loss) of $2 million and $(1) million in 2019 and 2018, respectively.
(b) Includes inter-segment revenue of $24 million and $11 million in 2019 and 2018, respectively, interest income on fiduciary funds of $1 million in 2019 and 2018, respectively, and equity method income of $5 million and $3 million in 2019 and in 2018, respectively.

Details of operating segment revenue for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Risk and Insurance Services
Marsh	$1,753	$1,703
Guy Carpenter	670	641
Total Risk and Insurance Services	2,423	2,344
Consulting
Mercer	1,155	1,171
Oliver Wyman Group	518	497
Total Consulting	1,673	1,668
Total Operating Segments	4,096	4,012
Corporate/Eliminations	(25)	(12)
Total	$4,071	$4,000
19.    New Accounting Guidance
New Accounting Pronouncements Effective January 1, 2019:
The following new accounting standard was adopted using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2019:
Leases
In February 2016, the FASB issued new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee is required to recognize assets and liabilities for leases. Consistent with legacy GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on the classification of the lease as financing or operating. However, unlike legacy GAAP, which requires that only capital leases are recognized on the balance sheet, the new guidance requires that both operating and financing leases be recognized on the balance sheet. The Company adopted this new standard effective January 1, 2019, using a modified retrospective method, applying the new guidance as of the beginning of the year of adoption, with a cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2019. Therefore, prior period information has not been restated. The Company has elected the package of practical expedients, which among other things, allows us to carry forward our historical lease classifications. The Company did not elect the hindsight practical expedient in determining lease term and impairment of an entity's ROU assets. On January 1, 2019, the Company recognized a lease liability of $1.9 billion and ROU asset of $1.7 billion, related to real estate operating leases. The ROU asset also reflected reclassification adjustments primarily from other liabilities related to existing deferred rent, unamortized lease incentives and restructuring liabilities of $0.2 billion upon adoption. There was no cumulative-effect adjustment required to be booked to retained earnings upon transition. The adoption of this standard did not have a material impact on our income statement as compared to prior periods.
The following new accounting standards were adopted prospectively as of January 1, 2019:
Derivatives and Hedging
In August 2017, the FASB issued new guidance intended to refine and expand hedge accounting for both financial and commodity risks. The guidance creates more transparency around how economic results are presenting in both the financial statements and the footnotes, as well as making targeted improvements to simplify the application of hedge accounting guidance. The Company adopted this guidance effective January 1, 2019. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new guidance that allowed an entity to reclassify the stranded tax effects resulting from TCJA from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance is effective for the period beginning January 1, 2019. The Company elected not to reclassify the stranded income tax effects of the TCJA from AOCI to retained earnings. The adoption of this standard had no impact on the Company's financial position or results of operations. The Company’s accounting policy related to releasing income tax effects from AOCI follows the portfolio approach.
New Accounting Pronouncements Effective January 1, 2018:
The following new accounting standards were adopted using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2018:
Revenue Recognition
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
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued new guidance intended to improve the recognition and measurement of financial instruments. The new guidance requires investments in equity securities (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company adopted the new accounting guidance effective January 1, 2018, recording a cumulative-effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from accumulated other comprehensive income to retained earnings.
Income Tax Consequences of Intra-Entity Transfers
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

A reconciliation of segment operating income to total operating income is included in Note 18 to the consolidated financial statements included in Part I Item 1 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
Subsequent Event - Acquisition of JLT
On April 1, 2019, the Company completed its previously announced acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. Under the terms of the Transaction, JLT shareholders received £19.15 in cash for each JLT share, which values JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1). In addition, the Company will repay existing JLT debt of approximately $1 billion, of which approximately $450 million was repaid in April 2019.
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
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share figures)	2019	2018
Revenue	$4,071	$4,000
Expense:
Compensation and Benefits	2,282	2,224
Other Operating Expenses	851	868
Operating Expenses	3,133	3,092
Operating Income	938	908
Net Income Before Non-Controlling Interests	727	696
Net Income Attributable to the Company	$716	$690
Net Income Per Share Attributable to the Company:
Basic	$1.42	$1.36
Diluted	$1.40	$1.34
Average Number of Shares Outstanding:
Basic	505	508
Diluted	511	514
Shares Outstanding at March 31,	507	508

In 2019, the Company’s results of operations and earnings per share were impacted by the following items:

•
In connection with the Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, in September 2018, the Company entered into a deal contingent foreign exchange contract (the "FX Contract") to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S. dollars at a contracted exchange rate. In the first quarter of 2019, an unrealized gain of $42 million was recorded in the consolidated statement of income related to the change in fair value during the period from December 31, 2018 to March 31, 2019. The FX Contract was settled on April 1, 2019. A loss of $12 million will be recorded in the second quarter of 2019 related to the settlement of the FX Contract. The FX Contract is discussed in Note 11 to the consolidated financial statements.

•
To secure funding for the Transaction, the Company entered into a bridge loan agreement with aggregate commitments of £5.2 billion in September 2018. The bridge loan agreement provided for commitments in the aggregate principal amount of £5.2 billion. In 2018, the Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment, of which $30 million was amortized in 2018 and $5 million in 2019 as interest expense based on the period of time the facility was expected to be in effect (including any loans outstanding). The Company also recorded an additional $2 million of fees as interest expense in the first quarter of 2019 related to the bridge loan agreement. There were no borrowings under the bridge loan agreement at March 31, 2019. The Company terminated its bridge loan agreement on April 1, 2019.

•
In addition, to hedge the economic risk of increases in interest rates prior to its issuance of senior notes in January 2019, in the fourth quarter of 2018, the Company entered into Treasury lock contracts related to $2 billion of the expected debt. A charge of $6 million was recorded in the first quarter of 2019 related to the settlement of the Treasury lock derivatives. In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction and entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. This forward exchange contract was settled in March 2019, and the Company recorded a charge of $7.3 million to the consolidated statement of income related to the settlement of this contract.

•
During the first quarter, the Company issued $5.3 billion and €1.1 billion of senior notes. The Company used part of the net proceeds from these offerings to primarily fund the acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness, as well as for general corporate purposes. The Company recorded approximately $47 million of interest expense in the first quarter of 2019 related to these senior notes.

•
The Company received proceeds from debt issuances discussed above related to the JLT Transaction in the first quarter of 2019 of approximately $6.5 billion, which were placed in escrow. The Company recorded approximately $25 million of interest income in the first quarter of 2019 related to these funds. The funds were released from escrow upon the completion of the Transaction in April 2019.

When taken together the items above had no net impact on the Company's consolidated results from operations in the first quarter of 2019, since the gains, losses, interest income and interest expense net to zero.
The Company's consolidated operating income of $938 million in the first quarter of 2019 increased 3% compared to the prior year period. This reflects a 7% increase in underlying earnings, partly offset by decreases of 2% related to the impact of foreign currency translation and 2% from the impact of acquisitions.
Diluted net income per share attributable to the Company increased 4% compared to the prior year period, driven by the increase in operating income and a 1% decrease in the average number of diluted shares outstanding. The number of shares issued related to the vesting of share awards and exercise of employee stock options was more than offset by shares repurchased over the past four quarters.
Interest expense increased by $59 million due to the the issuance of debt in the first quarter to fund the JLT Transaction. This was offset by interest income on the proceeds of the debt, and a gain from the change in fair value of the FX Contract.

Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in more than 130 countries. As a result, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as the revenue impact of acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to another by isolating these impacts. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company's operating revenues by segment was as follows:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Risk and Insurance Services
Marsh	$1,737	$1,694	3%	(3)%	1%	5%
Guy Carpenter	663	637	4%	(2)%	—	6%
Subtotal	2,400	2,331	3%	(3)%	1%	5%
Fiduciary Interest Income	23	13
Total Risk and Insurance Services	2,423	2,344	3%	(3)%	1%	5%
Consulting
Mercer	1,155	1,171	(1)%	(4)%	2%	—
Oliver Wyman Group	518	497	4%	(3)%	—	7%
Total Consulting	1,673	1,668	—	(3)%	2%	2%
Corporate/Eliminations	(25)	(12)
Total Revenue	$4,071	$4,000	2%	(3)%	1%	4%

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Marsh:
EMEA	$633	$643	(2)%	(6)%	1%	3%
Asia Pacific	165	164	1%	(4)%	(3)%	8%
Latin America	78	84	(7)%	(13)%	(4)%	11%
Total International	876	891	(2)%	(6)%	—	5%
U.S./Canada	861	803	7%	—	3%	5%
Total Marsh	$1,737	$1,694	3%	(3)%	1%	5%
Mercer:
Wealth	543	565	(4)%	(5)%	4%	(3)%
Health	442	442	—	(2)%	(1)%	3%
Career	170	164	4%	(4)%	5%	2%
Total Mercer	$1,155	$1,171	(1)%	(4)%	2%	—

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, and changes in estimate methodology.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the first quarter of 2019 was $4.1 billion, an increase of 2% on a reported basis or 4% on an underlying basis, with an increase of 1% from the impact of acquisitions partly offset by a 3% decrease from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the first quarter of 2019 was $2.4 billion, an increase of 3% from the same quarter of the prior year, or 5% on an underlying basis, with an increase of 1% from acquisitions partly offset by a decrease of 3% from the impact of foreign currency translation. Consulting revenue of $1.7 billion in the first quarter of 2019 was flat versus prior year, but increased 2% on an underlying basis. Acquisitions increased revenue by 2%, offset by a decrease of 3% from the impact of foreign currency translation.
Operating Expense
Consolidated operating expense in the first quarter increased 1% compared with the same period last year, reflecting increases of 3% on an underlying basis and 2% from acquisitions partly offset by a decrease of 4% from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher restructuring and related charges for severance and legal fees related to the JLT Transaction, and higher incentive compensation.
Following the acquisition of JLT, the Company is completing plans for the integration and restructuring of the combined MMC and JLT operations world-wide. The Company expects to initiate these actions in the second quarter of 2019.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,
(In millions)	2019	2018
Revenue	$2,423	$2,344
Compensation and Benefits	1,221	1,168
Other Operating Expenses	469	460
Expense	1,690	1,628
Operating Income	$733	$716
Operating Income Margin	30.2%	30.5%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2019 was $2.4 billion, an increase of 3% as compared to the same period last year, reflecting a 5% increase in underlying revenue and a 1% increase related to acquisitions partly offset by a 3% decrease related to the impact of foreign currency translation.
In Marsh, revenue in the first quarter of 2019 was $1.7 billion, an increase of 3% compared with the same quarter of the prior year, reflecting an increase in underlying revenue of 5% and a 1% increase from acquisitions, partly offset by a 3% decrease related to the impact of foreign currency translation. In U.S./Canada, underlying revenue increased 5% compared to prior year. Revenue in International operations grew 5% on an underlying basis, with growth of 11% in Latin America, 8% in Asia Pacific and 3% in EMEA. Guy Carpenter's first quarter revenue increased 4% reflecting an increase of 6% on an underlying basis, partly offset by a 2% decrease related to the impact of foreign currency translation.
Expense
Expenses in the Risk and Insurance Services segment increased 4% in the first quarter of 2019 compared with the same period last year, reflecting increases of 4% in underlying expenses and 3% related to acquisitions, partly offset by a decrease of 4% from the impact of foreign currency translation.
The increase in underlying expense reflects the impact of higher restructuring and related charges for severance and legal fees primarily due to the JLT acquisition. During the quarter, restructuring and related charges increased underlying expenses by approximately 1%. The remaining increase in underlying expense was primarily due to higher base salaries and incentive compensation.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,
(In millions)	2019	2018
Revenue	$1,673	$1,668
Compensation and Benefits	956	956
Other Operating Expenses	438	465
Expense	1,394	1,421
Operating Income	$279	$247
Operating Income Margin	16.7%	14.8%
Revenue
Revenue in the Consulting segment in the first quarter of 2019 was $1.7 billion, essentially flat as compared to the same period last year, reflecting a 2% increase in underlying revenue and a 2% increase from acquisitions, partly offset by a 3% decrease from the impact of foreign currency translation.
Mercer's revenue of approximately $1.2 billion decreased 1% compared to the prior year, reflecting a 4% decrease from the impact of foreign currency translation partly offset by a 2% increase from acquisitions. Underlying revenue was flat compared to the same period last year. On an underlying basis, revenue in Health increased 3%, Career increased 2%, and Wealth decreased 3%. Oliver Wyman's revenue increased 4% to $518 million, reflecting an increase of 7% on an underlying basis partly offset by a 3% decrease from the impact of foreign currency translation.
Expense
Consulting expenses in the first quarter of 2019 decreased 2% as compared to the first quarter of 2018. This reflects an underlying expense increase of 1% and a 1% increase from acquisitions, partly offset by a 3% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher incentive compensation and higher restructuring related costs, partly offset by lower base salaries.
Corporate and Other
Corporate expenses were $74 million and $55 million for the first quarter of 2019 and 2018, respectively. The increase is primarily due to acquisition and integration costs related to the JLT acquisition.
Interest
During the first quarter of 2019, the Company issued approximately $6.5 billion of senior notes related to the JLT acquisition. The funds were held in escrow and released for payment in April when the acquisition was completed.
Interest income earned on corporate funds was $28 million in the first quarter of 2019, an increase of $25 million compared to the first quarter of 2018, primarily due to the interest income earned on the funds held in escrow related to the JLT acquisition. Interest expense increased $59 million in the first quarter of 2019 compared with the first quarter of 2018, primarily due to new debt issuances related to the JLT acquisition.
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
The Company recorded net investment income of $5 million for the three month period ended March 31, 2019, compared to a net investment loss of less than $1 million for the same period in 2018. The three months ended March 31, 2019 also includes gains of $3 million related to mark-to-market changes in equity securities and gains of $2 million related to investments in private equity funds.
Income Taxes
The Company's effective tax rate in the first quarter of 2019 was 23% compared with 23.9% in the first quarter of 2018. The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration. The excess tax benefit related to share-based payments is the most significant discrete item, reducing the effective tax rate by 3.2% and 2.4% in the first quarters of 2019 and 2018, respectively.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $78 million at December 31, 2018 to $74 million at March 31, 2019 due to current accruals offset by settlements of audits and expirations of statutes of limitation. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $10 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At March 31, 2019, the Company had approximately $897 million of cash and cash equivalents in its foreign operations, which includes $177 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first three months of 2019, the Company recorded foreign currency translation adjustments which increased net equity by $94 million. Continued strengthening of the U.S. dollar against foreign currencies would further reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company used $276 million of cash from operations for the three month period ended March 31, 2019, compared to $364 million used by operations in the first three months of 2018. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets.

Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first three months of 2019, the Company contributed $14 million to its non-U.S. defined benefit pension plans and $7 million to its U.S. defined benefit pension plans. In the first three months of 2018, the Company contributed $26 million to its non-U.S. defined benefit pension plans and $7 million to its U.S. defined benefit pension plans.
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
The Company expects to fund an additional $51 million to its non-U.S. defined benefit plans over the remainder of 2019, comprising approximately $42 million to plans outside of the U.K. and $9 million to the U.K. plans. The Company also expects to fund an additional $21 million to its U.S. defined benefit plans during the remainder of 2019.
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
Financing Cash Flows
Net cash provided by financing activities was $6.8 billion for the three-month period ended March 31, 2019, compared with $294 million of net cash provided by such activities for the same period in 2018.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $748 million of commercial paper outstanding at March 31, 2019 at an effective interest rate of 2.78%.
In January 2019, the Company issued $5 billion aggregate amount of Senior Notes consisting of $700 million of 3.50% Senior Notes due 2020, $1 billion of 3.875% Senior Notes due 2024, $1.25 billion of 4.375% Senior Notes due 2029, $500 million of 4.75% Senior Notes due 2039, $1.25 billion of 4.90% Senior Notes due 2049 and $300 million floating rate Senior Notes due 2021.
In March 2019, the Company issued €550 million of 1.349% Senior Notes due 2026 and €550 million of 1.979% Senior Notes due 2030. In addition, the Company issued an additional $250 million of 4.375% Senior Notes due

2029, in March 2019. These notes constitute a further issuance of the 4.375% Senior Notes due 2029, of which $1.25 billion aggregate principal amount was issued in January 2019 (see above). After giving effect to the issuance of the notes, the Company has $1.5 billion aggregate principal amount of 4.375% Senior Notes due 2029. The Company used part of the net proceeds from these offerings, along with the $5 billion of Senior Notes issued in January 2019 (discussed above) to primarily fund the acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness, as well as for general corporate purposes.
Following completion of the financing activities described above, the Company had $12.3 billion of senior notes and $748 million of commercial paper outstanding at March 31, 2019, compared with $5.8 billion of senior notes and no commercial paper outstanding at December 31, 2018.
In October 2018, the Company repaid $250 million of senior notes.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
Credit Facilities
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed below. The Company had no borrowings outstanding under these facilities at March 31, 2019.
On September 18, 2018, the Company entered into a bridge loan agreement to finance the proposed JLT transaction. The Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment. There were no borrowings under the bridge loan agreement at March 31, 2019, which was terminated on April 1, 2019.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at March 31, 2019.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a negative outlook from Moody's and Standard & Poor's.
Share Repurchases
There were no repurchases of the Company's common stock during the first three months of 2019. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of March 31, 2019, the Company remained authorized to purchase shares of its common stock up to a value of approximately $866 million. There is no time limit on this authorization.
During the first three months of 2018, the Company repurchased approximately 3.0 million shares of its common stock for consideration of $250 million.
Contingent Payments Related to Acquisitions
During the first three months of 2019, the Company paid $35 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $6 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $29 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $171 million for acquisitions completed in the first three months of 2019 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2019.
The Company paid deferred purchase consideration related to prior years' acquisitions of $23 million in the first three months of 2019. Remaining deferred cash payments of approximately $138 million for acquisitions completed in the first three months of 2019 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2019.

In the first three months of 2018, the Company paid $40 million of contingent payments related to acquisitions made in prior periods. Of this amount, $30 million was reported as financing cash flows and $10 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $210 million ($0.415 per share) during the first three months of 2019, as compared with $189 million ($0.375 per share) during the first three months of 2018.
Derivatives
In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into the FX Contract to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S dollars at a contracted exchange rate. The FX Contract is discussed in Note 11 to the consolidated financial statements. An unrealized gain of $42 million related to the change in fair value of this derivative has been recognized in the consolidated statement of income for three months ended March 31, 2019, primarily related to the appreciation of the GBP offset by the the reduction in value of the deal contingent feature, since all conditions to close had been satisfied at March 31, 2019. The FX Contract does not qualify for hedge accounting treatment under applicable accounting guidance. The Company settled the FX Contract on April 1, 2019 and will record a charge to the income statement of approximately $12 million in the second quarter of 2019.
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances of €1.1 billion, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. This forward exchange contract was settled in March 2019 and the Company recorded a charge of $7.3 million related to the settlement of this contract.
In connection with the JLT Transaction, to hedge the risk of increases in future interest rates prior to its issuance of senior notes, in the fourth quarter of 2018, the Company entered into treasury locks related to $2 billion of the expected debt. The fair value at December 31, 2018 was based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter-party for $122 million. An additional charge of $6 million was recorded in the first quarter of 2019 related to the settlement of the Treasury lock derivatives.
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion senior notes, as discussed above, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge will be re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The Company concluded that the hedge was highly effective for the quarter ended March 31, 2019.
Investing Cash Flows
Net cash used for investing activities amounted to $187 million in the first three months of 2019, compared with $70 million used during the same period in 2018.
As previously noted, the JLT Transaction closed on April 1, 2019. Funds for the purchase of outstanding shares were distributed on April 11, 2019. In addition, the Company repaid outstanding JLT debt of approximately $450 million during April.
The Company paid $140 million and $24 million, net of cash acquired, for acquisitions it made during the first three months of 2019 and 2018, respectively.
During the first quarter of 2019, the Company disposed of its investment in Benefitfocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019 as final settlement on the sale.

In January 2019, Marsh increased its equity ownership in Marsh India from 26% to 49% for approximately $88 million. Marsh India continues to be carried under the equity method.
The Company used cash of $73 million to purchase fixed assets and capitalized software in the first three months of 2019, compared with $58 million in the first three months of 2018, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $42 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2019:

(In millions of dollars)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$750	$750	$—	$—	$—
Short-term debt	814	814	—	—	—
Long-term debt	11,545	—	2,032	1,632	7,881
Interest on long-term debt	5,855	493	861	737	3,764
Net operating leases	2,136	347	586	460	743
Service agreements	212	151	44	14	3
Other long-term obligations	351	69	222	60	—
Total	$21,663	$2,624	$3,745	$2,903	$12,391
The above does not include unrecognized tax benefits of $74 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $3 million that may become payable within one year. The above does not include the provisional estimate of remaining transitional tax payments related to the TCJA of $171 million. The above does not include net pension liabilities of approximately $1.8 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities.
The Company expects to contribute approximately $21 million and $51 million to its U.S. and non-U.S. pension plans, respectively, for the remainder of 2019.
The above does not include any estimated payments related to the JLT Transaction (see General section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Management’s Discussion of Critical Accounting Policies
The Company’s discussion of critical accounting policies that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2018 Form 10-K.
New Accounting Guidance
Note 19 to the consolidated financial statements in this report contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2019
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,117
Fiduciary cash and investments	$5,243
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 16 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $5.2 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic expense for 2019 are discussed in Note 8 to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management’s Discussion of Critical Accounting Policies-Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 52% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. Excluding any impact on JLT, the Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $57 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at March 31, 2019 hold constant for the rest of 2019, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $37 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
JLT Transaction
The purchase price of the JLT transaction was denominated in GBP. To hedge the risk of appreciation in GBP, the Company entered into an FX Contract, which is discussed in Note 11 to the consolidated financial statements. The

FX Contract was settled on April 1, 2019. A loss of $12 million will be recorded in the second quarter of 2019 related to the settlement of this contract.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $35 million that are valued using readily determinable fair values and approximately $74 million of investments without readily determinable fair values. The Company also has investments of approximately $388 million that are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. In the third quarter of 2018, the Company concluded the decline in value of the investment was other than temporary and recorded an impairment charge of $83 million. As of March 31, 2019, the carrying value of the Company's investment in AF was approximately $149 million. As of March 31, 2019, the market value of the approximately 443 million shares of AF owned by the Company, based on the March 31, 2019 closing share price of 5.03 South African Rand per share, was $157 million.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 17 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements in this report.

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
In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including Marsh, and insurers "to investigate an alleged sharing of sensitive commercial and competitive confidential information" in the aviation insurance and reinsurance sector.
We are cooperating with these investigations and are conducting our own reviews. At this time, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
We and our subsidiaries are also party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters is set forth in Note 17 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company did not repurchase any shares of its common stock during the first quarter of 2019. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2019, the Company remained authorized to repurchase up to approximately $866 million in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	—	$—	—	$865,752,978
February 1-28, 2019	—	$—	—	$865,752,978
March 1-31, 2019	—	$—	—	$865,752,978
Total	—	$—	—	$865,752,978
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

Date:	April 26, 2019	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 26, 2019	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

2.1	Rule 2.7 Announcement, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

2.2
Co-operation Agreement, dated as of September 18, 2018, by and among Marsh & McLennan Companies, Inc., MMC Treasury Holdings (UK) Limited and Jardine Lloyd Thompson Group plc. (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

4.1
Eleventh Supplemental Indenture, dated January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)

4.2
Twelfth Supplemental Indenture, dated March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)

10.1
Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)

10.2
Paying Agency Agreement, dated as of March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)

10.3	Form of Deferred Stock Unit Award, with grant dates from March 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.4	Form of Restricted Stock Unit Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.5	Form of Performance Stock Unit Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.6	Form of Stock Option Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.7	Letter Agreement, effective as of February 19, 2019, between Marsh & McLennan Companies, Inc. and Peter C. Hearn

10.8	Non-Competition and Non-Solicitation Agreement, effective as of June 1, 2016, between Marsh & McLennan Companies, Inc. and Peter C. Hearn

10.9
Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.10
Waiver and Release Agreement, dated as of February 14, 2019, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.11
Letter Agreement, effective as of January 16, 2019, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

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