Form 10-Q
period 2019-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2019-08-02
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 31, 2019, there were outstanding 506,311,190 shares of common stock, par value $1.00 per share, of the registrant.

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

•
our organization's ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the large volume of our vendor network and the need to identify and patch software vulnerabilities, including those in the existing JLT information systems;

•	our ability to repay our outstanding long-term debt in a timely manner and on favorable terms, including approximately $6.8 billion issued in connection with the acquisition of JLT;

•	the impact of any investigations, reviews, or other activity by regulatory or law enforcement authorities, including the ongoing investigation by the European Commission competition authority;

•	the impact from lawsuits, other contingent liabilities and loss contingencies arising from errors and omissions, breach of fiduciary duty or other claims against us;

•	our ability to compete effectively and adapt to changes in the competitive environment, including to respond to disintermediation, digital disruption and other types of innovation;

•
the financial and operational impact of complying with laws and regulations where we operate and the risks of noncompliance with such laws, including cybersecurity and data privacy regulations such as the E.U.’s General Data Protection Regulation, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and trade sanctions regimes;

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

•	our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise; and

•	the impact of changes in tax laws, guidance and interpretations, including certain provisions of the U.S. Tax Cuts and Jobs Act, or disagreements with tax authorities.
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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenue	$4,349	$3,734	$8,420	$7,734
Expense:
Compensation and benefits	2,537	2,135	4,819	4,359
Other operating expenses	1,132	908	1,983	1,776
Operating expenses	3,669	3,043	6,802	6,135
Operating income	680	691	1,618	1,599
Other net benefit credits	70	65	134	131
Interest income	2	3	30	6
Interest expense	(141)	(68)	(261)	(129)
Cost of extinguishment of debt	(32)	—	(32)	—
Investment income	8	28	13	28
Acquisition related derivative contracts	(37)	—	(8)	—
Income before income taxes	550	719	1,494	1,635
Income tax expense	206	183	423	403
Net income before non-controlling interests	344	536	1,071	1,232
Less: Net income attributable to non-controlling interests	12	5	23	11
Net income attributable to the Company	$332	$531	$1,048	$1,221
Net income Per Share Attributable to the Company:
Basic	$0.66	$1.05	$2.07	$2.41
Diluted	$0.65	$1.04	$2.05	$2.38
Average number of shares outstanding:
Basic	507	507	506	507
Diluted	512	512	511	513
Shares outstanding at June 30,	507	505	507	505

The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income before non-controlling interests	$344	$536	$1,071	$1,232
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	13	(529)	109	(301)
Gain related to pension/post-retirement plans	63	192	20	108
Other comprehensive income (loss), before tax	76	(337)	129	(193)
Income tax on other comprehensive income	13	23	9	15
Other comprehensive income (loss), net of tax	63	(360)	120	(208)
Comprehensive income	407	176	1,191	1,024
Less: comprehensive income attributable to non-controlling interest	12	5	23	11
Comprehensive income attributable to the Company	$395	$171	$1,168	$1,013
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,294	$1,066
Receivables
Commissions and fees	5,057	3,984
Advanced premiums and claims	91	79
Other	547	366
	5,695	4,429
Less-allowance for doubtful accounts and cancellations	(142)	(112)
Net receivables	5,553	4,317
Other current assets	679	551
Total current assets	7,526	5,934
Goodwill	14,479	9,599
Other intangible assets	3,083	1,437
Fixed assets (net of accumulated depreciation and amortization of $2,018 at June 30, 2019 and $1,842 at December 31, 2018)	799	701
Pension related assets	1,821	1,688
Right of use assets	2,016	—
Deferred tax assets	628	680
Other assets	1,764	1,539
	$32,116	$21,578
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,663	$314
Accounts payable and accrued liabilities	2,600	2,234
Accrued compensation and employee benefits	1,375	1,778
Acquisition related derivatives	—	441
Current lease liabilities	347	—
Accrued income taxes	165	157
Dividends payable	232	—
Total current liabilities	6,382	4,924
Fiduciary liabilities	6,807	5,001
Less – cash and investments held in a fiduciary capacity	(6,807)	(5,001)
	—	—
Long-term debt	11,459	5,510
Pension, post-retirement and post-employment benefits	2,044	1,911
Long-term lease liabilities	1,981	—
Liabilities for errors and omissions	319	287
Other liabilities	1,594	1,362
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2019 and December 31, 2018	561	561
Additional paid-in capital	736	817
Retained earnings	14,741	14,347
Accumulated other comprehensive loss	(4,527)	(4,647)
Non-controlling interests	272	73
	11,783	11,151
Less – treasury shares, at cost, 54,073,164 shares at June 30, 2019 and 56,804,468 shares at December 31, 2018	(3,446)	(3,567)
Total equity	8,337	7,584
	$32,116	$21,578
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2019	2018
Operating cash flows:
Net income before non-controlling interests	$1,071	$1,232
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	159	159
Amortization of intangible assets	151	88
Non cash lease expense	151	—
Adjustments and payments related to contingent consideration liability	(9)	2
Charge for early extinguishment of debt	32	—
Provision for deferred income taxes	82	34
Gain on investments	(13)	(28)
Loss (gain) on disposition of assets	21	(1)
Share-based compensation expense	117	99
Change in fair value of acquisition-related derivative contracts	8	—
Changes in assets and liabilities:
Net receivables	(437)	(388)
Other current assets	(4)	4
Other assets	(33)	(10)
Accounts payable and accrued liabilities	29	30
Accrued compensation and employee benefits	(670)	(614)
Accrued income taxes	6	18
Contributions to pension and other benefit plans in excess of current year expense/credit	(172)	(178)
Other liabilities	36	(10)
Operating lease liabilities	(155)	—
Effect of exchange rate changes	(129)	(24)
Net cash provided by operations	241	413
Financing cash flows:
Purchase of treasury shares	(100)	(500)
Net increase in commercial paper	549	175
Net increase in short term borrowings	300	—
Proceeds from issuance of debt	6,459	592
Repayments of debt	(457)	(6)
Payments for early extinguishment of debt	(585)	—
Purchase of non-controlling interests	(50)	—
Acquisition-related derivative payments	(337)	—
Shares withheld for taxes on vested units – treasury shares	(87)	(62)
Issuance of common stock from treasury shares	108	48
Payments of deferred and contingent consideration for acquisitions	(39)	(85)
Distributions of non-controlling interests	(15)	(11)
Dividends paid	(422)	(383)
Net cash provided by (used for) financing activities	5,324	(232)
Investing cash flows:
Capital expenditures	(161)	(135)
Sales (Purchases) of long-term investments	202	(3)
Purchase of equity investment	(91)	—
Proceeds from sales of fixed assets	2	1
Dispositions	165	4
Acquisitions	(5,500)	(144)
Other, net	(47)	(2)
Net cash used for investing activities	(5,430)	(279)
Effect of exchange rate changes on cash and cash equivalents	93	(71)
Increase (decrease) in cash and cash equivalents	228	(169)
Cash and cash equivalents at beginning of period	1,066	1,205
Cash and cash equivalents at end of period	$1,294	$1,036
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$681	$682	$817	$784
Change in accrued stock compensation costs	59	49	(42)	(26)
Issuance of shares under stock compensation plans and employee stock purchase plans	(4)	1	(39)	(26)
Balance, end of period	$736	$732	$736	$732
RETAINED EARNINGS
Balance, beginning of period	$14,642	$13,812	$14,347	$13,140
Cumulative effect of adoption of the revenue recognition standard (See Note 19)	—	—	—	364
Net income attributable to the Company	332	531	1,048	1,221
Dividend equivalents declared	(2)	(2)	(4)	(3)
Dividends declared	(231)	(210)	(650)	(591)
Balance, end of period	$14,741	$14,131	$14,741	$14,131
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(4,590)	$(3,905)	$(4,647)	$(4,043)
Cumulative effect of adoption of the financial instruments standard (See Note 19)	—	—	—	(14)
Other comprehensive income (loss), net of tax	63	(360)	120	(208)
Balance, end of period	$(4,527)	$(4,265)	$(4,527)	$(4,265)
TREASURY SHARES
Balance, beginning of period	$(3,385)	$(3,210)	$(3,567)	$(3,083)
Issuance of shares under stock compensation plans and employee stock purchase plans	39	17	221	140
Purchase of treasury shares	(100)	(250)	(100)	(500)
Balance, end of period	$(3,446)	$(3,443)	$(3,446)	$(3,443)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$77	$81	$73	$83
Net income attributable to non-controlling interests	12	5	23	11
Net non-controlling interests acquired	195	—	195	—
Distributions and other changes	(12)	(5)	(19)	(13)
Balance, end of period	$272	$81	$272	$81
TOTAL EQUITY	$8,337	$7,797	$8,337	$7,797
Dividends declared per share	$0.455	$0.415	$1.285	$1.165
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
The Risk and Insurance Services ("RIS") segment provides risk management solutions, services, advice and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter. The Company conducts business in its Consulting segment through Mercer and Oliver Wyman. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career consulting services and products. Oliver Wyman provides specialized management and economic and brand consulting services.
On April 1, 2019, the Company completed its previously announced acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. JLT results of operations for the three months ended June 30, 2019 are included in the Company’s results of operations for the second quarter of 2019. Prior periods in 2018 do not reflect JLT’s results of operations and therefore may affect comparability. Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty was included by geography within Marsh, JLT Reinsurance was included in Guy Carpenter and the majority of JLT's Employee Benefits business was included in Mercer Health and Wealth.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three and six month periods ended June 30, 2019 and 2018.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At June 30, 2019, the Company maintained $192 million compared to $186 million at December 31, 2018 related to these regulatory requirements.
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
The Company recorded net investment income of $8 million and $13 million for the three and six month periods ended June 30, 2019 compared to net investment income of $28 million for both the three and six month periods ended June 30, 2018. The three and six month periods ending June 30, 2019 includes gains of $3 million and $6 million related to mark-to-market changes in equity securities and gains of $5 million and $7 million related to investments in private equity funds and other investments. The three and six month periods ending June 30, 2018 include gains of $26 million and $19 million related to mark-to-market changes in equity securities and $2 million and $9 million related to investments in private equity funds and other investments.
Leases
Effective January 1, 2019, the Company adopted the new accounting standard related to leases. Under the new standard, a lessee is required to recognize assets and liabilities for its leases with lease terms of more than 12 months. The Company adopted this new standard using the modified retrospective method, which applies the new guidance beginning with the year of adoption, with the cumulative effect of initially applying the standard recognized as an adjustment to retained earnings at January 1, 2019. There was no cumulative-effect adjustment required to be recorded to retained earnings upon transition. Prior period results have not been restated to reflect the adoption of this new standard.
On January 1, 2019, the Company recognized a lease liability of $1.9 billion and a corresponding right-of-use asset ("ROU asset") of $1.7 billion, including the reclassification of approximately $200 million of unamortized lease incentives and restructuring liabilities, upon the adoption of this standard, with minimal impact on the consolidated statement of income.
See Note 12 for further information related to Leases.
Income Taxes
The Company's effective tax rate in the second quarter of 2019 was 37.4% compared with 25.6% in the second quarter of 2018. The effective tax rates for the first six months of 2019 and 2018 were 28.2% and 24.7%, respectively. The rate in the second quarter of 2019 reflects discrete adjustments related to the JLT acquisition, including tax on the disposition of JLT’s aerospace business and nondeductible expenses incurred in connection with the Transaction. Both periods reflect the impact of other discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $78 million at December 31, 2018 to $74 million at June 30, 2019 due to settlements of audits and expirations of statutes of limitation partially offset by current accruals. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $10 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
Integration and Restructuring Charges
Severance and related costs are recognized based on amounts due under established severance plans or estimates of one-time benefits that will be provided. Typically, severance benefits are recognized when the impacted colleagues are notified of their expected termination and such termination is expected to occur within the legally required notification period. These costs are included in compensation and benefits in the consolidated statements of income.
Costs for real estate consolidation are recognized based on the type of cost, and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any right of use asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the right-of-use asset is reviewed for potential impairment at the earlier of the cease use date or the date a sublease is signed. To determine the amount of impairment, the fair value of the right or use asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the right of use asset are recognized based on their net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred. These costs are included in other operating expenses in the consolidated statements of income.
Other costs related to integration and restructuring, such as moving, legal or consulting costs are recognized as incurred. These costs are included in other operating expenses in the consolidated statements of income.
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
Health brokerage and consulting services are components of both Marsh, which includes MMA, and Mercer, with approximately 62% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.

The following schedule disaggregates components of the Company's revenue:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2019	2019
Marsh:
EMEA	$652	$1,285
Asia Pacific	291	456
Latin America	116	194
Total International	1,059	1,935
U.S./Canada	1,097	1,958
Total Marsh	2,156	3,893
Guy Carpenter	392	1,055
Subtotal	2,548	4,948
Fiduciary interest income	26	49
Total Risk and Insurance Services	$2,574	$4,997
Mercer:
Wealth	$613	$1,156
Health	458	900
Career	189	359
Total Mercer	1,260	2,415
Oliver Wyman	540	1,058
Total Consulting	$1,800	$3,473

The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	June 30, 2019	January 1, 2019
Contract Assets	$275	$112
Contract Liabilities	$641	$545

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2019 to June 30, 2019 is primarily due to the addition of $62 million from JLT, $282 million of additions during the period, partly offset by $176 million transferred to accounts receivables, as the rights to bill and collect became unconditional. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. The change in contract liabilities includes cash received for performance obligations not yet fulfilled of $362 million, $47 million related to JLT's opening balance offset by revenue recognized in the first six months of 2019 that was included in the contract liability balance at the beginning of the year of $307 million. The amount of revenue recognized in the first six months of 2019 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $36 million.

The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $22 million for Marsh, $323 million for Mercer and $3 million for Oliver Wyman. The Company expects revenue in 2020, 2021, 2022, 2023 and 2024 and beyond of $186 million, $100 million, $43 million, $14 million and $5 million, respectively, related to these performance obligations.

4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $26 million and $49 million for the three and six month periods ended June 30, 2019, respectively, and $15 million and $28 million for the three and six month periods ending June 30, 2018, respectively. The Consulting segment recorded fiduciary interest income of $1 million and $2 million in the three and six month periods ended June 30, 2019, respectively, and $1 million and $2 million in the three and six month periods ending June 30, 2018, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $11.0 billion at June 30, 2019 and $7.3 billion at December 31, 2018. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net income before non-controlling interests	$344	$536	$1,071	$1,232
Less: Net income attributable to non-controlling interests	12	5	23	11
Net income attributable to the Company	$332	$531	$1,048	$1,221
Basic weighted average common shares outstanding	507	507	506	507
Dilutive effect of potentially issuable common shares	5	5	5	6
Diluted weighted average common shares outstanding	512	512	511	513
Average stock price used to calculate common stock equivalents	$95.74	$81.64	$92.14	$82.24

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2019 and 2018.

(In millions)	2019	2018
Assets acquired, excluding cash	$8,593	$204
Liabilities assumed	(2,718)	(28)
Non-controlling interests assumed	(309)	—
Contingent/deferred purchase consideration	(66)	(32)
Net cash outflow for current year acquisitions	$5,500	$144

(In millions)	2019	2018
Interest paid	$141	$107
Income taxes paid, net of refunds	$327	$349

The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $39 million for the six months ended June 30, 2019. This consisted of deferred purchase consideration related to prior years' acquisitions of $23 million and contingent consideration of $16 million. For the six months ended June 30, 2018, the Company paid deferred and contingent consideration of $85 million, consisting of deferred purchase consideration related to prior years' acquisitions of $53 million and contingent consideration of $32 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the six months ended June 30, 2019, the Company recorded an expense for adjustments to contingent consideration liabilities of $20 million and made contingent consideration payments of $29 million. For the six months ended June 30, 2018, the Company recorded an expense for adjustments to contingent consideration liabilities of $11 million and made contingent consideration payments of $9 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $162 million and $128 million for the six months ended June 30, 2019 and 2018, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $117 million and $99 million for the six-month periods ended June 30, 2019 and 2018, respectively.
Effective January 1, 2019, the Company adopted the new accounting guidance related to leases, which requires a lessee to recognize assets and liabilities for its leases. Upon adoption of this accounting standard, the Company recorded a non cash Right-of-Use Asset ("ROU asset") of $1.7 billion and lease liability of $1.9 billion during the first quarter of 2019.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and six-month periods ended June 30, 2019 and 2018, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2019	$—	$(2,990)	$(1,600)	$(4,590)
Other comprehensive income before reclassifications	—	29	15	44
Amounts reclassified from accumulated other comprehensive income	—	19	—	19
Net current period other comprehensive income	—	48	15	63
Balance as of June 30, 2019	$—	$(2,942)	$(1,585)	$(4,527)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2018	$—	$(2,963)	$(942)	$(3,905)
Other comprehensive income (loss) before reclassifications	—	129	(516)	(387)
Amounts reclassified from accumulated other comprehensive income	—	27	—	27
Net current period other comprehensive income (loss)	—	156	(516)	(360)
Balance as of June 30, 2018	$—	$(2,807)	$(1,458)	$(4,265)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2018	$—	$(2,953)	$(1,694)	$(4,647)
Other comprehensive (loss) income before reclassifications	—	(30)	109	79
Amounts reclassified from accumulated other comprehensive income	—	41	—	41
Net current period other comprehensive income	—	11	109	120
Balance as of June 30, 2019	$—	$(2,942)	$(1,585)	$(4,527)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2017	$14	$(2,892)	$(1,165)	$(4,043)
Cumulative effect of amended accounting standard	(14)	—	—	(14)
Other comprehensive income (loss) before reclassifications	—	29	(293)	(264)
Amounts reclassified from accumulated other comprehensive income	—	56	—	56
Net current period other comprehensive income (loss)	—	85	(293)	(208)
Balance as of June 30, 2018	$—	$(2,807)	$(1,458)	$(4,265)

The components of other comprehensive income (loss) for the three and six-month period ended June 30, 2019 and 2018 are as follows:

Three Months Ended June 30,	2019			2018
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$13	$(2)	$15	$(529)	$(13)	$(516)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	—	—	—	(1)	—	(1)
Net actuarial losses (a)	26	6	20	37	9	28
Effect of remeasurement (a)	(1)	—	(1)	—	—	—
Subtotal	25	6	19	36	9	27
Foreign currency translation adjustments	38	9	29	156	27	129
Pension/post-retirement plans gains	63	15	48	192	36	156
Other comprehensive income (loss)	$76	$13	$63	$(337)	$23	$(360)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2019			2018
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$109	$—	$109	$(301)	$(8)	$(293)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(2)	—	(2)
Net actuarial losses (a)	52	12	40	74	16	58
Effect of remeasurement (a)	(1)	—	(1)	—	—	—
Effect of settlement (a)	4	1	3	—	—	—
Subtotal	54	13	41	72	16	56
Foreign currency translation adjustments	(34)	(4)	(30)	36	7	29
Pension/post-retirement plans gains	20	9	11	108	23	85
Other comprehensive income (loss)	$129	$9	$120	$(193)	$15	$(208)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

8.     Acquisitions and Dispositions
The Company’s acquisitions have been accounted for as business combinations. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective purchase closing dates. In connection with acquisitions, the Company records the estimated values of the net tangible assets and the identifiable intangible assets purchased, which typically consist of customer relationships, developed technology, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. Refinement and completion of final valuation of net assets acquired could affect the carrying value of tangible assets, goodwill and identifiable intangible assets.
On April 1, 2019, the Company completed the JLT Transaction to purchase all of the outstanding shares of JLT. Under the terms of the Transaction, JLT shareholders received £19.15 in cash for each JLT share, which valued JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31 :£1), and the Company assumed existing JLT long-term indebtedness of approximately $1 billion. The Company implemented the Transaction by way of a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended.

The Company believes the Transaction strengthens MMC’s leadership position in insurance and reinsurance broking, health and retirement. The addition of over 10,000 colleagues provides deeper industry expertise in almost every part of the Company. The Transaction also builds on MMC’s efforts to expand in faster-growing geographies and market segments, and facilitates investment in data and analytics.
The Risk and Insurance Services segment completed four acquisitions during the first six months of 2019.

•	February – MMA acquired Bouchard Insurance, Inc., a Florida-based full service agency and Employee Benefits Group, Inc., a Maryland-based independent insurance agency.

•	April – MMA acquired Lovitt & Touche, Inc., an Arizona-based insurance agency and The Centurion Group, LLC, a Pennsylvania-based retirement consulting, asset management and benefit plan advisory firm.
Total purchase consideration for acquisitions made during the six months ended June 30, 2019 was $5,925 million, which consisted of cash paid of $5,859 million and deferred purchase consideration and estimated contingent consideration of $66 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. The Company also paid $23 million of deferred purchase consideration and $45 million of contingent consideration related to acquisitions made in prior years.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2019 based on the estimated fair values for JLT and other acquisitions as of their respective acquisition dates:

Acquisitions through June 30, 2019
(In millions)	JLT	Other	Total Acquisitions
Cash	$5,568	$291	$5,859
Estimated fair value of deferred/contingent consideration	—	66	66
Total consideration	$5,568	$357	$5,925
Allocation of purchase price:
Cash and cash equivalents	$353	$6	$359
Accounts receivable, net	714	6	720
Other current assets	143	—	143
Fixed assets, net	81	2	83
Other intangible assets	1,662	143	1,805
Goodwill	4,695	200	4,895
Right of use assets	379	—	379
Deferred tax assets	57	—	57
Other assets	503	8	511
Total assets acquired	8,587	365	8,952
Current liabilities	699	5	704
Fiduciary liabilities	1,275	—	1,275
Less- fiduciary assets	(1,275)	—	(1,275)
Long-term debt	1,044	—	1,044
Long-term lease liability	386	—	386
Pension, post-retirement and post-employment liabilities	234	—	234
Liabilities for errors and omissions	31	—	31
Other liabilities	316	3	319
Total liabilities assumed	2,710	8	2,718
Non controlling interests	309	—	309
Net assets acquired	$5,568	$357	$5,925

The purchase price allocation above is based on estimates that are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments must be finalized within one year of the acquisition date. Items subject to change include the following:

•	Amounts of intangible assets, fixed assets, capitalized software assets and right-of use-assets, subject to finalization of valuation efforts;

•	Amounts for contingencies, pending the finalization of the Company’s assessment of the portfolio of contingencies;

•
Amounts for income tax assets, receivables and liabilities, pending the filing of the acquired companies' pre-acquisition income tax returns and receipt of information from taxing authorities which may change certain estimates and assumptions used; and

•	Amounts for deferred tax assets and liabilities pending the finalization of valuations of the assets acquired, liabilities assumed and associated goodwill.
The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s results of operations.
The following chart provides information about intangible assets acquired during 2019:

Intangible assets through June 30, 2019 (In millions)	JLT	Other	Total	JLT Weighted Average Amortization Period	Other Weighted Average Amortization Period
Client relationships	$1,566	$136	$1,702	13 years	12 years
Other	96	7	103	5 years	3 years
	$1,662	$143	$1,805

During the second quarter of 2019, the Company purchased the outstanding minority interests of several former JLT subsidiaries.
In January 2019, Marsh increased its equity ownership in Marsh India from 26% to 49%. Marsh India is accounted for under the equity method.
Dispositions
On June 1, 2019, the Company completed the disposition of JLT’s global aerospace business for cash proceeds of $165 million and contingent consideration receivable of approximately $65 million, based on the aerospace business achieving certain revenue milestones in 2020. The aerospace business was divested as part of the European Commission's approval of the JLT Transaction.
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

Total purchase consideration for acquisitions made during the first six months of 2018 was $192 million, which consisted of cash paid of $160 million and deferred purchase consideration and estimated contingent consideration of $32 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. For the first six months of 2018, the Company also paid $53 million of deferred purchase consideration and $41 million of contingent consideration related to acquisitions made in prior years.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2019 and 2018. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2018 and reflects acquisitions made in 2018 as if they occurred on January 1, 2017. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles and additional interest expense related to the issuance of debt related to the JLT Transaction. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2019	2018	2019	2018
Revenue	$4,346	$4,339	$8,863	$8,902
Net income attributable to the Company	$463	$513	$1,134	$626
Basic net income per share attributable to the Company	$0.91	$1.01	$2.24	$1.23
Diluted net income per share attributable to the Company	$0.90	$1.00	$2.22	$1.22
The unaudited pro-forma information presented in the table above includes adjustments for acquisition related costs, the change in fair value of JLT acquisition related derivatives, bridge financing costs and the early extinguishment of debt:

•	A reduction of costs of $151 million for the three months ended June 30, 2019

•
An increase in costs of $658 million for the six month period ended June 30, 2018. Of this amount, $169 million represented a reduction of costs for the six months ended June 30, 2019, and the remainder was incurred in the third and fourth quarter of 2018.

The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and six month periods ended June 30, 2019 include approximately $486 million and $496 million of revenue, respectively, and operating income of $16 million and $18 million, respectively, for acquisitions made in 2019. The consolidated statements of income for the three and six month periods ended June 30, 2018 included $11 million and $14 million, respectively, of revenue and operating losses of $1 million and $2 million, respectively, related to acquisitions made in 2018.
The Company incurred acquisition related costs, primarily related to legal, investment banking and U.K. stamp duty tax of $84 million and $95 million for the three and six month periods ended June 30, 2019, primarily related to the acquisition of JLT. These costs are included in other operating expenses in the Company's consolidated statement of income.

9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, the Company assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. As part of its assessment, the Company considers numerous factors, including that the fair value of each reporting unit exceeds its carrying value by a substantial margin based on its most recent estimates, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2018 and concluded that a two-step goodwill impairment test was not required in 2018 and that goodwill was not impaired. There were no events or circumstances since our last qualitative assessment in the third quarter of 2018 that would indicate a goodwill impairment.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature.
Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions)	2019	2018
Balance as of January 1,	$9,599	$9,089
Goodwill acquired (a)	4,895	116
Other adjustments(b)	(15)	(28)
Balance at June 30,	$14,479	$9,177

(a) Primarily reflects the acquisition of JLT in 2019 of $4.7 billion.
(b) Primarily reflects the impact of foreign exchange.
Of total goodwill acquired of $4.9 billion in 2019, $200 million related to the Risk and Insurance Services segment is deductible for tax purposes. All of the goodwill arising from the acquisitions consist largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities. The goodwill acquired was primarily assigned to the Risk and Insurance Services segment.
Goodwill allocable to the Company’s reportable segments at June 30, 2019 is as follows: Risk and Insurance Services, $11.6 billion and Consulting, $2.9 billion.
The gross cost and accumulated amortization of identified intangible assets at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$3,664	$765	$2,899	$1,970	$639	$1,331
Other (a)	365	181	184	259	153	106
Amortized intangibles	$4,029	$946	$3,083	$2,229	$792	$1,437

(a) Primarily non-compete agreements, trade names and developed technology.

Aggregate amortization expense for the six months ended June 30, 2019 and 2018 was $151 million and $88 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2019 (excludes amortization through June 30, 2019)	$194
2020	371
2021	359
2022	345
2023	336
Subsequent years	1,478
$3,083

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

Assets and liabilities measured using Level 3 inputs include assets and liabilities for contingent purchase consideration and the deal contingent foreign exchange contract (the "FX Contract").
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
Contingent Purchase Consideration Assets and Liability – Level 3
Purchase consideration for some acquisitions and dispositions made by the Company include contingent consideration arrangements. These arrangements typically provide for the payment of additional consideration if earnings or revenue targets are met over periods from two to four years. The fair value of the contingent purchase consideration asset and liability is estimated as the present value of future cash flows to be paid, based on projections of revenue and earnings and related targets of the acquired and disposed entities.
Foreign Exchange Forward Contract Liabilities - Level 3
In connection with the JLT Transaction, the Company entered into the FX Contract, to hedge the risk of appreciation of the GBP-denominated purchase price. The Company settled the FX Contract on April 1, 2019, upon completion of the JLT Transaction.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/19	12/31/18	06/30/19	12/31/18	06/30/19	12/31/18	06/30/19	12/31/18
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$4	$133	$—	$—	$—	$—	$4	$133
Mutual funds(a)	153	151	—	—	—	—	153	151
Money market funds(b)	71	118	—	—	—	—	71	118
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(a)	—	—	—	—	65	—	65	—
Total assets measured at fair value	$228	$402	$8	$8	$65	$—	$301	$410
Fiduciary Assets:
U.S. Treasury Bills	$—	$20	$—	$—	$—	$—	$—	$20
Money market funds	347	80	—	—	—	—	347	80
Total fiduciary assets measured at fair value	$347	$100	$—	$—	$—	$—	$347	$100
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$196	$183	$196	$183
Acquisition related derivative contracts	—	—	—	116	—	325	—	441
Total liabilities measured at fair value	$—	$—	$—	$116	$196	$508	$196	$624
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The contingent purchase consideration of $65 million related to the JLT Transaction is classified as a Level 3 asset.

During the six-month period ended June 30, 2019, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Balance at beginning of period,	$454	$161	$508	$189
Additions	29	20	40	26
Payments	(10)	(1)	(45)	(41)
Revaluation Impact	9	6	20	11
Change in fair value of the FX contract	(283)	—	(325)	—
Other (a)	(3)	(1)	(2)	—
Balance at June 30,	$196	$185	$196	$185

(a) Primarily reflects the impact of foreign exchange.
As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $20 million in the six-month period ended June 30, 2019. A 5% increase in the projections used to estimate the contingent consideration would increase the liability by approximately $45 million. A 5% decrease would decrease the liability by approximately $36 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $439 million and $287 million at June 30, 2019 and December 31, 2018, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. In the third quarter of 2018, the Company concluded the decline in value of the investment was other than temporary and recorded an impairment charge of $83 million. As of June 30, 2019, the carrying value of the Company's investment in AF was approximately $140 million. As of June 30, 2019, the market value of the approximately 443 million shares of AF owned by the Company, based on the June 30, 2019 closing share price of 5.79 South African Rand per share, was $179 million.
The Company has other investments in private insurance and consulting companies with a carrying value of $219 million and $61 million at June 30, 2019 and December 31, 2018, respectively.
The Company’s investment in Alexander Forbes and its other equity investments in insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $79 million and $82 million at June 30, 2019 and December 31, 2018, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $5 million and $7 million from these investments for the three and six month periods ended June 30, 2019, respectively, compared to net investment gains of $2 million and $9 million for the same periods in 2018.

Other Investments
At June 30, 2019 and December 31, 2018, the Company held certain equity investments with readily determinable market values of $18 million and $146 million, respectively. The Company recorded investment gains on these investments of $3 million and $6 million in the three and six month periods ended June 30, 2019, respectively, and investment gains of $26 million and $19 million for the same periods in 2018. The Company also held investments without readily determinable market values of $43 million and $75 million at June 30, 2019 and December 31, 2018, respectively. In March 2019, the Company disposed of its investment in BenefitFocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019 as final settlement on the sale. During the second quarter of 2019, the Company disposed of its investment in Payscale and received proceeds of approximately $47 million.
11.    Derivatives
On September 20, 2018, the Company entered into the FX Contract to purchase £5.2 billion at a contracted exchange rate, to hedge the risk of appreciation of the GBP-denominated purchase price of JLT, which was settled on April 1, 2019, upon the closing of the JLT Transaction. The FX Contract did not qualify for hedge accounting treatment under applicable accounting guidance, which required the Company to record the change in the fair value of the FX Contract on each reporting date to the statement of income. A loss of $11 million was recorded in the second quarter of 2019 related to the settlement of the FX contract. The Company recorded a gain of $31 million related to the FX Contract for the six month period ended June 30, 2019.
In connection with the JLT Transaction, to hedge the economic risk of changes in future interest rates prior to its issuance of fixed rate debt, in the fourth quarter of 2018 the Company entered into treasury lock contracts related to $2 billion of senior notes issued in January 2019. The fair value at December 31, 2018 was based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of this derivative in the consolidated statement of income for the full year ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. An additional charge of $6 million was recorded in the first quarter of 2019 related to the settlement of the Treasury lock contracts.
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. The Company recorded a charge of $7.3 million in the first quarter of 2019, reflecting the settlement of this contract.
JLT Derivatives and Hedging Activity
A significant portion of JLT's outstanding senior notes at the time of completion of the Transaction were denominated in U.S. dollars. In order to hedge its exposure against the risk of fluctuations between the GBP and the U.S. dollar, JLT entered into foreign exchange contracts and interest rate swaps, which were designated as fair value hedges. In June, 2019, the Company redeemed these U.S. dollar denominated senior notes and settled the related derivative contracts. The offsetting changes in fair value of the debt and the change in fair value of the derivative contracts were recorded in the consolidated statement of income for the three months ended June 30, 2019.
JLT also had a number of foreign exchange contracts to hedge the risk of foreign exchange movements between the U.S. dollar and the British pound, related to JLT’s U.S. dollar denominated revenue in the U.K. Prior to the acquisition, these derivative contracts were designated as cash flow hedges. Upon completion of the JLT Transaction, these derivative contracts were not re-designated as cash flow hedges by the Company. The contracts were settled in June 2019. The change in fair value between the acquisition date and the settlement date resulted in a charge of $26 million in the second quarter of 2019. The charge is recorded as a change in fair value of acquisition related derivative contracts in the consolidated statement of income.
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge of its Euro denominated subsidiaries. The hedge will be re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the C ompany concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The U.S. dollar value of the euro notes decreased $9 million at June 30, 2019 compared to March 31, 2019 due to the impact of foreign exchange rates. Since the Company concluded that the hedge was highly effective for the quarter ended June 30, 2019, the Company recorded an increase of $9 million to cumulative translation adjustments for the six months ended June 30, 2019.
12.    Leases
A lease is defined as a party obtaining the right to use an asset legally owned by another party. The Company determines if an arrangement is a lease at inception. For operating leases entered into prior to January 1, 2019, the ROU assets and operating lease liabilities are recognized in the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date of the standard, January 1, 2019. The ROU asset was adjusted for unamortized lease incentives and restructuring liabilities that were reported, prior to January 1, 2019, as other liabilities in the consolidated balance sheet. For leases entered into subsequent to January 1, 2019, the operating lease ROU asset and operating lease liabilities are based on the present value of minimum payments over the lease term at commencement date of the lease.
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
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead, accounts for these components as a single lease component. The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. Approximately 98% of the Company’s lease obligations are for the use of office space. All of the Company’s material leases are operating leases.
The following chart provides additional information about the Company’s property leases:

For the Three and Six Months Ended June 30, 2019 (In millions)	Three Months Ended June 30,	Six Months Ended June 30,
Lease Cost:
Operating lease cost	$100	$182
Short-term lease cost	2	3
Variable lease cost	39	76
Sublease income	(4)	(8)
Net lease cost	$137	$253
Other information:
Operating cash outflows from operating leases		$187
Right of use assets obtained in exchange for new operating lease liabilities		67
Weighted-average remaining lease term – real estate		8.99 years
Weighted-average discount rate – real estate leases		3.08%

Future minimum lease payments for the Company’s operating leases as of June 30, 2019 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2019	$203
2020	387
2021	330
2022	308
2023	267
2024	222
Subsequent years	974
Total future lease payments	2,691
Less: Imputed interest	(363)
Total	$2,328
Current lease liabilities	$347
Long-term lease liabilities	1,981
Total lease liabilities	$2,328
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of June 30, 2019, the Company had additional operating real estate leases that had not yet commenced of $38 million. These operating leases will commence over the next 12 months.
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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income and at June 30, 2019 the actual allocation for the Company's U.S. Plan was 62% equities and equity alternatives and 38% fixed income. The target allocation for the U.K. Plans at June 30, 2019 was 34% equities and equity alternatives and 66% fixed income. At June 30, 2019, the actual allocation for the U.K. Plans was 36% equities and equity alternatives and 64% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2018. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
JLT Defined Pension Plans
As part of the JLT Transaction, the Company has assumed responsibility for a number of pension plans throughout the world, with $234 million of net pension liabilities (approximately $700 million of plan assets), the most significant of which is the Jardine Lloyd Thompson U.K. Pension Scheme ("JLT U.K. plan").  The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section.  The assets of the scheme are held in a trustee administered fund separate from the Company.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2019	2018	2019	2018
Service cost	$10	$7	$—	$—
Interest cost	121	117	—	1
Expected return on plan assets	(217)	(218)	—	—
Amortization of prior service (credit) cost	—	(1)	—	(1)
Recognized actuarial loss	26	37	—	—
Net periodic benefit credit	$(60)	$(58)	$—	$—

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Service cost	$18	$17	$—	$—
Interest cost	240	235	1	2
Expected return on plan assets	(430)	(439)	—	—
Amortization of prior service credit	—	(1)	(1)	(2)
Recognized actuarial loss	52	74	—	—
Net periodic benefit credit	$(120)	$(114)	$—	$—
Settlement loss	4	—	—	—
Total credit	$(116)	$(114)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2019	2018	2019	2018
Compensation and benefits expense (Operating income)	$10	$7	$—	$—
Other net benefit credits	(70)	(65)	—	—
Total credit	$(60)	$(58)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Compensation and benefits expense (Operating income)	$18	$17	$—	$—
Other net benefit credits	(134)	(131)	—	—
Total credit	$(116)	$(114)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2019	2018	2019	2018
Interest cost	60	59	—	1
Expected return on plan assets	(85)	(90)	—	—
Amortization of prior service credit	—	—	—	(1)
Recognized actuarial loss	11	14	—	—
Net periodic benefit credit	$(14)	$(17)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Interest cost	120	118	—	1
Expected return on plan assets	(171)	(179)	—	—
Amortization of prior service credit	—	—	—	(1)
Recognized actuarial loss	22	27	—	—
Net periodic benefit (credit) cost	$(29)	$(34)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2019	2018	2019	2018
Service cost	$10	$7	$—	$—
Interest cost	61	58	—	—
Expected return on plan assets	(132)	(128)	—	—
Amortization of prior service credit	—	(1)	—	—
Recognized actuarial loss	15	23	—	—
Net periodic benefit credit	$(46)	$(41)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Service cost	$18	$17	$—	$—
Interest cost	120	117	1	1
Expected return on plan assets	(259)	(260)	—	—
Amortization of prior service credit	—	(1)	(1)	(1)
Recognized actuarial loss	30	47	—	—
Net periodic benefit credit	$(91)	$(80)	$—	$—
Settlement loss	4	—	—	—
Total credit	$(87)	$(80)	$—	$—

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits

June 30,	2019	2018	2019	2018
Weighted average assumptions:
Expected return on plan assets	5.74%	5.83%	—	—
Discount Rate	3.48%	3.07%	3.65%	3.21%
Rate of compensation increase	1.74%	1.73%	—	—

The Company made approximately $49 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2019. The Company expects to contribute approximately $62 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2019.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $70 million and $67 million for the six months ended June 30, 2019 and 2018, respectively. The cost of the U.K. DC Plans was $46 million and $42 million for the six months ended June 30, 2019 and 2018, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2019	December 31, 2018
Short-term:
Commercial paper	$549	$—
Term loan facility	300	—
Current portion of long-term debt	814	314
	1,663	314
Long-term:
Senior notes – 2.35% due 2019	300	300
Senior notes – 2.35% due 2020	499	499
Senior notes – 3.50% due 2020	697	—
Senior notes – 4.80% due 2021	499	499
Senior notes - Floating rate due 2021	298	—
Senior notes – 2.75% due 2022	498	497
Senior notes – 3.30% due 2023	348	348
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	597	597
Senior notes – 3.875% due 2024	993	—
Senior notes – 3.50% due 2025	497	496
Senior notes – 1.349% due 2026	618	—
Senior notes – 3.75% due 2026	597	596
Senior notes – 4.375% due 2029	1,499	—
Senior notes – 1.979% due 2030	617	—
Senior notes – 5.875% due 2033	298	297
Senior notes – 4.75% due 2039	494	—
Senior notes – 4.35% due 2047	492	492
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,236	—
Mortgage – 5.70% due 2035	351	358
Other	4	4
	12,273	5,824
Less current portion	814	314
	$11,459	$5,510

The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $549 million of commercial paper outstanding at June 30, 2019 at an effective interest rate of 2.67%.
On September 18, 2018, the Company entered into a bridge loan agreement to finance the JLT Transaction. The bridge loan agreement provided for commitments in the aggregate principal amount of £5.2 billion. In 2018, the Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment, of which $30 million was amortized in 2018 and $5 million in the first quarter of 2019 as interest expense based on the period of time the facility was expected to be in effect (including any loans outstanding). The Company terminated its bridge loan agreement on April 1, 2019.
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
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed below. The Company had $300 million of borrowings outstanding under the one -year term facility at June 30, 2019 at an average borrowing rate of 3.05%.
In connection with the closing of the JLT Transaction, the Company assumed approximately $1 billion of historical JLT indebtedness. In April and June of 2019, the Company repaid approximately $450 million and $553 million, respectively, representing all of JLT's debt it acquired upon the closing of the Transaction. The Company incurred debt extinguishment costs of $32 million due to the debt repayments.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2019.
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

	June 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,633	$1,665	$314	$313
Long-term debt	$11,459	$12,231	$5,510	$5,437

The fair value of the Company’s short-term debt consists primarily of commercial paper, borrowings from the term loan facility and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.
15.    Restructuring Costs
During the second quarter of 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. The Company incurred severance and consulting costs of $2 million and $7 million for the three and six month periods ended June 30, 2019, respectively, related to this initiative.
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future. The Company incurred restructuring severance and consulting costs of $22 million and $32 million for the three and six month periods, ended June 30, 2019, respectively, related to this initiative.
In addition to the changes discussed above, the Company incurred $5 million of restructuring costs related to severance and future rent under non-cancelable leases, primarily in Corporate.

Details of the restructuring activity from January 1, 2018 through June 30, 2019, which includes liabilities from actions prior to 2019, are as follows:

(In millions)	Liability at 1/1/18	Amounts Accrued	Cash Paid	Other	Liability at 12/31/18	Amounts Accrued	Cash Paid	Other	Liability at 6/30/19
Severance	$15	$137	$(77)	$(2)	$73	$38	$(73)	$(1)	$37
Future rent under non-cancelable leases and other costs	50	24	(37)	2	39	6	(9)	(1)	35
Total	$65	$161	$(114)	$—	$112	$44	$(82)	$(2)	$72
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable and accrued liabilities, other liabilities or accrued compensation and employee benefits, depending on the nature of the items. These programs are substantially completed as of June 30, 2019.
JLT Related Integration and Restructuring
The Company has begun its integration and restructuring activities related to JLT. The process will involve combining the business practices and colocating colleagues in most geographies, rationalization of real estate leases around the world, realization of synergies and migration of legacy JLT systems onto MMC’s information technology environment and security protocols. Costs will be recognized based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. Based on its current estimates, the Company expects to incur costs of approximately $375 million in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization and technology. The Company expects to incur approximately half of these costs in 2019, with the remaining costs incurred evenly over the next two years. These integration and restructuring plans are still developing, and these estimates may change as the Company completes its detailed plans for each business and location.
In connection with the JLT integration and restructuring, the Company incurred costs of $98 million (RIS - $75 million, Consulting - $5 million, and Corporate - $18 million) in the second quarter of 2019 and $134 million (RIS - $95 million, Consulting - $5 million, and Corporate - $34 million) during the six months ended June 30, 2019. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.
Details of the JLT integration and restructuring activity from January 1, 2019 through June 30, 2019, is as follows:

(In millions)	Liability at 1/1/19	Amounts Accrued	Cash Paid	Other	Liability at 6/30/19
Severance	$—	$73	$(27)	$—	$46
Real estate related costs	—	—	—	—	—
Consulting and other outside services	—	61	(33)	—	28
Total	$—	$134	$(60)	$—	$74

16.    Common Stock
During the first six months of 2019, the Company repurchased approximately 1.0 million shares of its common stock for consideration of $100 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of June 30, 2019, the Company remained authorized to repurchase up to approximately $766 million in shares of its common stock. There is no time limit on the authorization. During the first six months of 2018, the Company repurchased approximately 6.1 million shares of its common stock for consideration of $500 million.
The Company issued approximately 3.8 million and 2.5 million shares related to stock compensation and employee stock purchase plans during the first six months of 2019 and 2018, respectively.

17.    Claims, Lawsuits and Other Contingencies
Acquisition of Jardine Lloyd Thompson Group plc
On April 1, 2019, the Company completed its previously announced acquisition of all of the outstanding shares of JLT. See Note 8 to the consolidated financial statements for additional information. By virtue of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019.
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
Risk and Insurance Services Segment
In April 2017, the Financial Conduct Authority in the United Kingdom (the "FCA") commenced a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA carried out an on-site inspection at the London offices of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom, and JLT Specialty Ltd., JLT's U.K. operating subsidiary. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited, JLT Specialty Ltd. and other participants in the market have been sharing competitively sensitive information within the aviation insurance and reinsurance broking sector.
In October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including both Marsh and JLT, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area ("EEA"), as well as possible coordination between competitors." In light of the action taken by the European Commission, the FCA informed Marsh Limited and JLT Specialty Ltd. that it had discontinued its investigation under U.K. competition law. In May 2018, the FCA advised that it would not be taking any further action with Marsh Limited or JLT Specialty Ltd. in connection with this matter.
In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including both Marsh and JLT, and insurers “to investigate an alleged sharing of sensitive commercial and competitive confidential information" in the aviation insurance and reinsurance sector.
We are cooperating with these investigations and are conducting our own reviews. At this time, we are unable to predict their likely timing, outcome or ultimate impact. There can be no assurance that the ultimate resolution of these or any related matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
In July 2017, the Directorate-General for Competition of the European Commission together with the Irish Competition and Consumer Protection Commission conducted on-site inspections at the offices of Marsh and other industry participants in Dublin in connection with an investigation regarding the "possible participation in anticompetitive agreements and/or concerted practices contrary to [E.U. competition law] in the market for commercial motor insurance in the Republic of Ireland." In May 2019, the European Commission advised that it would not be taking any further action with respect to Marsh in connection with this matter.
Consulting Segment
In 2014, the FCA conducted a thematic review of the suitability of financial advice provided to individuals by a number of firms, including JLT’s employee benefits business, relating to enhanced transfer value ("ETV") pension transfers. In January 2015, the FCA notified JLT it was commissioning a Skilled Person review of JLT’s ETV advice. In February 2019, prior to the completion of the acquisition, JLT disclosed that it had booked a net charge of £38.4 million (or approximately $49.2 million) arising from the Skilled Person report and ETV review, reflecting estimated net costs offset by potential insurance and indemnification recoveries. Pending the outcome of the FCA’s review, and based on our review as of June 30, 2019, the Company has a gross liability of $82.7 million recorded on its consolidated balance sheet for the estimated liabilities and costs arising from this matter. We expect this gross liability to be partially offset by insurance and indemnification claims under existing arrangements.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2019, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty was included by geography within Marsh, JLT Reinsurance was included in Guy Carpenter and the majority of JLT's Employee Benefits business was included in Mercer Health and Wealth.
Selected information about the Company’s operating segments for the three and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2019–
Risk and Insurance Services	$2,574	(a)	$517	$4,997	(c)	$1,250
Consulting	1,800	(b)	278	3,473	(d)	557
Total Operating Segments	4,374		795	8,470		1,807
Corporate/Eliminations	(25)		(115)	(50)		(189)
Total Consolidated	$4,349		$680	$8,420		$1,618
2018–
Risk and Insurance Services	$2,096	(a)	$472	$4,440	(c)	$1,188
Consulting	1,650	(b)	267	3,318	(d)	514
Total Operating Segments	3,746		739	7,758		1,702
Corporate/Eliminations	(12)		(48)	(24)		(103)
Total Consolidated	$3,734		$691	$7,734		$1,599

(a) Includes inter-segment revenue of $3 million in 2019, respectively, interest income on fiduciary funds of $26 million and $15 million in 2019 and 2018, respectively, and equity method income of $4 million and $7 million in 2019 and 2018, respectively.
(b) Includes inter-segment revenue of $22 million and $12 million in 2019 and 2018, respectively, interest income on fiduciary funds of $1 million in 2019 and 2018, respectively, and equity method income of $5 million in both 2019 and in 2018.
(c) Includes inter-segment revenue of $4 million and $1 million in 2019 and 2018, respectively, interest income on fiduciary funds of $49 million and $28 million in 2019 and 2018, respectively, and equity method income of $6 million in both 2019 and 2018.
(d) Includes inter-segment revenue of $46 million and $23 million in 2019 and 2018, respectively, interest income on fiduciary funds of $2 million in both 2019 and 2018, and equity method income of $10 million and $8 million in 2019 and in 2018, respectively.

Details of operating segment revenue for the three and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Risk and Insurance Services
Marsh	$2,174	$1,760	$3,927	$3,463
Guy Carpenter	400	336	1,070	977
Total Risk and Insurance Services	2,574	2,096	4,997	4,440
Consulting
Mercer	1,260	1,158	2,415	2,329
Oliver Wyman Group	540	492	1,058	989
Total Consulting	1,800	1,650	3,473	3,318
Total Operating Segments	4,374	3,746	8,470	7,758
Corporate/Eliminations	(25)	(12)	(50)	(24)
Total	$4,349	$3,734	$8,420	$7,734

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
In June 2016, the FASB issued new guidance on the impairment of financial instruments. The new guidance adds an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new standard is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the new standard makes targeted changes to the impairment model for available-for-sale debt securities. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. The Company is currently evaluating the impact of this standard, but does not expect the adoption of this standard will have a material impact on its financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy and people. Its businesses include: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and Investment related financial advice and services; and Oliver Wyman, the management, economic and brand consultancy.
The Company operates through two segments:

•
Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.

•
Consulting includes wealth, health and career consulting services and products, and specialized management, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman.

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
JLT's results of operations for the three months ended June 30, 2019 are included in the Company’s results of operation for the second quarter. Prior periods in 2018 do not reflect JLT’s results of operations and therefore may affect comparability. Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty was included by geography within Marsh, JLT Reinsurance was included in Guy Carpenter and the majority of JLT's Employee Benefits business was included in Mercer Health and Wealth.
By virtue of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019. Please see the "Risk Factors" section of our most recently filed Annual Report on Form 10-K for risks associated with the acquisition.
The Company’s results for the three months and six months ended June 30, 2019 were impacted by JLT related acquisition, restructuring and integration costs as well as legacy MMC restructuring programs as discussed in Note 15 to the consolidated financial statements.
.Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8 to the consolidated financial statements.
This Management's Discussion & Analysis ("MD&A") contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2019	2018	2019	2018
Revenue	$4,349	$3,734	$8,420	$7,734
Expense:
Compensation and Benefits	2,537	2,135	4,819	4,359
Other Operating Expenses	1,132	908	1,983	1,776
Operating Expenses	3,669	3,043	6,802	6,135
Operating Income	680	691	1,618	1,599
Net Income Before Non-Controlling Interests	344	536	1,071	1,232
Income Before Income Taxes	550	719	1,494	1,635
Net Income Attributable to the Company	$332	$531	$1,048	$1,221
Net Income Per Share Attributable to the Company:
Basic	$0.66	$1.05	$2.07	$2.41
Diluted	$0.65	$1.04	$2.05	$2.38
Average Number of Shares Outstanding:
Basic	507	507	506	507
Diluted	512	512	511	513
Shares Outstanding at June 30,	507	505	507	505
The Company’s results of operations and earning per share for the three- and six- month periods include costs associated with the JLT acquisition including costs to complete the transaction, integration and restructuring activities and MMC restructuring activities. These costs are reflected as part of net operating income. In addition, other costs related to the JLT Transaction include costs related to derivative contracts, used to hedge the economic exposures related both to the JLT purchase price and debt issuances, unwinding of certain pre-existing JLT hedge transactions, as well as debt extinguishment costs related to refinancing pre-existing JLT private placement debt. These costs are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Restructuring costs (non-JLT)	$26	$58	$44	$64
JLT integration and restructuring costs	98	—	134	—
JLT acquisition related costs	82	—	93	—
Impact on operating income	206	58	271	64
JLT related derivatives	37	—	8	—
Early extinguishment of debt	32	—	32	—
Impact on income before taxes	$275	$58	$311	$64
Operating income in the second quarter of 2019 decreased 2% to $680 million. Improvement in the Company’s ongoing operating results, both legacy and from the inclusion of JLT’s results in the second quarter, was more than offset by the year-over-year increase in integration and restructuring costs, as well as JLT acquisition related costs including professional advisory services and U.K. stamp duty.
Income before income taxes decreased to $550 million in the second quarter of 2019, compared with $719 million in the second quarter of 2018. The decrease results from the decline in operating income discussed above, debt extinguishment costs and derivative contract costs shown in the chart above. In addition, year-over-year interest expense increased $73 million, primarily related to new debt issued to finance the JLT transaction.
Diluted earnings per share decreased from $1.04 in the second quarter of 2018 to $.65 in 2019, due to lower income before taxes, discussed above, as well as a higher effective tax rate in 2019. A number of the costs related to the JLT acquisition are not deductible for tax purposes, which had the effect of increasing the Company’s 26% effective tax rate on its ongoing operations.
Operating income for the six months ended June 30, 2019 increased 1%, to $1.6 billion. Increases in underlying operating income of the Company’s businesses were mostly offset by the integration, restructuring and acquisition related costs discussed above. Income before income taxes for the six months ended June 30, 2019 decreased to $1.5 billion compared with $1.6 billion in the prior year. The increase in operating income noted above was more than offset by a $132 million increase in interest expense, resulting from new debt issued to finance the JLT Transaction. The increase in interest expense was partly offset by a $25 million increase in interest income from the investment of the proceeds of the debt issuances prior to closing the JLT Transaction in April 2019.
Diluted earnings per share decreased to $2.05 for the six month period ended June 30, 2019, from $2.38 in the prior year, as a result of the factors discussed above, and a slightly higher effective tax rate in 2019 due to the non-deductible costs related to the JLT Transaction.
JLT Integration and Restructuring Costs
The Company has begun its integration and restructuring activities related to JLT. The process will involve combining the business practices and collocating colleagues in most geographies, rationalization of real estate leases around the world, realization of synergies and migration of legacy JLT systems onto MMC’s information technology environment and implementing security protocols. Costs will be recognized based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. Based on its current estimates the Company expects to incur costs of approximately $375 million in connection with the integration and restructuring of the combined companies businesses, primarily related to severance, real estate rationalization and technology. The Company expects to incur approximately half of these costs in 2019, with the remaining costs incurred evenly over the next two years. These integration and restructuring plans are still developing, and these estimates may change as the Company completes its detailed plans for each business and location. Based on assumptions at June 30, 2019, the Company expects annualized cost savings of approximately $250 million. We expect to realize $75 million in 2019, $175 million in 2020 and the full $250 million in 2021 of these expected costs savings. Costs of approximately $98 million and $134 million were incurred in the three and six month periods ended June 30, 2019, related to the JLT integration and restructuring.
Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in more than 130 countries. As a result, foreign exchange rate movements may impact period-to period comparisons of revenue. Similarly, certain other items such as the revenue impact of acquisitions and dispositions, including transfers among businesses may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to the next by isolating these impacts.

The calculation of underlying revenue growth for the three and six months ended June 30, 2019 includes the results of JLT. Combined prior year revenue information for MMC and JLT for the three and six months ended June 30, 2018 are presented below. The unaudited 2018 JLT revenue amounts reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and MMC’s specific accounting policies, primarily related to development of constraints and subsequent release of those constraints related to the reinsurance business. The decrease in revenue due to the disposal of the Aerospace business is reflected in the acquisitions/dispositions column beginning in June 2019. See the reconciliation of non-GAAP measures on page 52. All other acquisitions/dispositions activity is included in the acquisitions/dispositions column. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company's operating revenues by segment was as follows:

	Three Months Ended June 30,		% Change GAAP Revenue	2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Risk and Insurance Services
Marsh	$2,156	$1,749	23%	$2,102	3%	(3)%	2%	4%
Guy Carpenter	392	332	18%	406	(4)%	(1)%	—	(3)%
Subtotal	2,548	2,081	22%	2,508	2%	(2)%	2%	2%
Fiduciary Interest Income	26	15		18
Total Risk and Insurance Services	2,574	2,096	23%	2,526	2%	(3)%	2%	3%
Consulting
Mercer	1,260	1,158	9%	1,245	1%	(3)%	2%	2%
Oliver Wyman	540	492	10%	492	10%	(3)%	—	13%
Total Consulting	1,800	1,650	9%	1,737	4%	(3)%	1%	5%
Corporate/Eliminations	(25)	(12)		(12)
Total Revenue	$4,349	$3,734	16%	$4,251	2%	(3)%	2%	4%

	Three Months Ended June 30,		% Change GAAP Revenue	2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Marsh:
EMEA	$652	$526	24%	$678	(4)%	(4)%	—	—
Asia Pacific	291	183	59%	293	(1)%	(5)%	(3)%	7%
Latin America	116	99	17%	135	(14)%	(10)%	(8)%	4%
Total International	1,059	808	31%	1,106	(4)%	(5)%	(1)%	2%
U.S./Canada	1,097	941	16%	996	10%	—	5%	5%
Total Marsh	$2,156	$1,749	23%	$2,102	3%	(3)%	2%	4%
Mercer:
Wealth	613	552	11%	619	(1)%	(4)%	3%	—
Health	458	429	6%	448	2%	(1)%	—	4%
Career	189	177	7%	178	7%	(3)%	4%	6%
Total Mercer	$1,260	$1,158	9%	$1,245	1%	(3)%	2%	2%

* Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Risk and Insurance Services
Marsh	$3,893	$3,443	13%	$3,795	3%	(3)%	2%	4%
Guy Carpenter	1,055	969	9%	1,044	1%	(1)%	—	2%
Subtotal	4,948	4,412	12%	4,839	2%	(3)%	1%	4%
Fiduciary Interest Income	49	28		31
Total Risk and Insurance Services	4,997	4,440	13%	4,870	3%	(3)%	1%	4%
Consulting
Mercer	2,415	2,329	4%	2,416	—	(3)%	2%	1%
Oliver Wyman	1,058	989	7%	989	7%	(3)%	—	10%
Total Consulting	3,473	3,318	5%	3,405	2%	(3)%	2%	4%
Corporate/Eliminations	(50)	(24)		(24)
Total Revenue	$8,420	$7,734	9%	$8,251	2%	(3)%	1%	4%

	Six Months Ended June 30,		% Change GAAP Revenue	2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Marsh:
EMEA	$1,285	$1,169	10%	$1,321	(3)%	(5)%	1%	2%
Asia Pacific	456	347	31%	457	—	(4)%	(3)%	7%
Latin America	194	183	6%	218	(11)%	(11)%	(6)%	6%
Total International	1,935	1,699	14%	1,996	(3)%	(6)%	(1)%	3%
U.S./Canada	1,958	1,744	12%	1,799	9%	—	4%	5%
Total Marsh	$3,893	$3,443	13%	$3,795	3%	(3)%	2%	4%
Mercer:
Wealth	1,156	1,117	4%	1,184	(2)%	(5)%	3%	(1)%
Health	900	871	3%	890	1%	(2)%	—	3%
Career	359	341	5%	342	5%	(3)%	4%	4%
Total Mercer	$2,415	$2,329	4%	$2,416	—	(3)%	2%	1%

* Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the second quarter of 2019 was $4.3 billion, an increase of 16% on a reported basis. This reflects increases of 4% on an underlying basis and 2% from acquisitions partly offset by a 3% decrease from the impact of foreign currency translation, when compared with 2018 including JLT.
Revenue in the Risk and Insurance Services segment for the second quarter of 2019 was $2.6 billion, an increase of 23% from the same quarter of the prior year. This reflects increases of 3% on an underlying basis and 2% from acquisitions partly offset by a decrease of 3% from the impact of foreign currency translation when compared with 2018 including JLT. Consulting revenue of $1.8 billion in the second quarter of 2019 increased 9%. Revenue increased 5% on an underlying basis and 1% from the impact of acquisitions. This was partly offset by a decrease of 3% from the impact of foreign currency translation.

For the first six months of 2019, consolidated revenue increased 9%. This reflects increases of 4% on an underlying basis and 1% from other acquisitions, partly offset by a decrease of 3% from the impact of foreign currency translation when compared with 2018 including JLT. Risk and Insurance Services revenue increased 13% from the same period in 2018. This reflects increases of 4% on an underlying basis and 1% from acquisitions partly offset by a decrease of 3% from the impact of foreign currency translation when compared with 2018 including JLT.
Consulting revenue increased 5% compared with the six-month period last year. Revenue increased 4% on an underlying basis, 2% from acquisitions, offset by a decrease of 3% from the impact of foreign currency translation when compared with 2018 including JLT.
Operating Expense
The Company has incurred approximately $180 million and $227 million of operating expenses for the three and six month periods ended June 30, 2019, respectively, related to the JLT acquisition, integration and restructuring as discussed in more detail in Notes 8 and 15 of the consolidated financial statements.
Consolidated operating expense in the second quarter increased 21% compared with the same period last year. Expenses increased 6% on an underlying basis and 3% from the impact of other acquisitions partly offset by a decrease of 3% from the impact of foreign currency translation when compared with 2018 including JLT. The increase in underlying expenses is primarily due to higher acquisition, integration and restructuring charges related to the JLT Transaction and higher acquired intangible amortization expense and incentive compensation.
Expenses for the first six months of 2019 increased 11% compared to the same period in 2018, reflecting increases of 4% on an underlying basis and 3% from other acquisitions partly offset by a decrease of 3% from the impact of foreign currency translation when compared with 2018 including JLT. The increase in underlying expenses is due primarily to the items discussed in the previous paragraph.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Revenue	$2,574	$2,096	$4,997	$4,440
Compensation and Benefits	1,418	1,145	2,639	2,313
Other Operating Expenses	639	479	1,108	939
Expense	2,057	1,624	3,747	3,252
Operating Income	$517	$472	$1,250	$1,188
Operating Income Margin	20.1%	22.5%	25.0%	26.8%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2019 was $2.6 billion, an increase of 23% as compared to the same period last year. This reflects a 3% increase in underlying revenue and a 2% increase from acquisitions partly offset by a 3% decrease related to the impact of foreign currency translation when compared with 2018 including JLT.
In Marsh, revenue in the second quarter of 2019 was $2.2 billion, an increase of 23% as compared to the same period last year. This reflects an increase in underlying revenue of 4% and a 2% increase from acquisitions, partly offset by a 3% decrease related to the impact of foreign currency translation when compared with 2018 including JLT. In U.S./Canada, underlying revenue increased 5% compared to prior year. Revenue in International operations grew 2% on an underlying basis, with growth of 4% in Latin America and 7% in Asia Pacific, while EMEA was flat. Guy Carpenter's second quarter revenue increased 18% as compared to the same period last year. When compared to 2018 revenue including JLT, Guy Carpenter decreased 4% reflecting decreases of 3% on an underlying basis and 1% related to the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment increased 13% for the first six months of 2019 compared with 2018, or 3% compared to 2018 results including JLT. This reflects increases of 4% on an underlying basis and 1% from acquisitions, partly offset by a 3% decrease from the impact of foreign currency when compared with 2018 including JLT. In Marsh, underlying revenue increased 5% in U.S./Canada. The international division increased 3% on an underlying basis, reflecting increases of 7% in Asia Pacific, 6% in Latin America and 2% in EMEA. Guy Carpenter's revenue in the first six months of 2019 increased 9%, reflecting a 2% increase on an underlying basis partly offset by a 1% decrease related to the impact of foreign currency translation when compared with 2018 including JLT.
Expense
Expenses in the Risk and Insurance Services segment increased 27%, in the second quarter of 2019 compared with the same period last year. This reflects increases of 4% in underlying expenses and 4% from acquisitions, partly offset by a decrease of 4% from the impact of foreign currency translation when compared with 2018 including JLT.
During the second quarter of 2019, the increase in underlying expense reflects the impact of acquisition, restructuring and integration related costs of $116 million, primarily due to severance, U.K. stamp duty and legal fees related to the JLT Transaction and higher acquired intangible amortization expense, base salaries and incentive compensation.
Expenses for the first six month period of 2019 increased 15% compared to the prior year. This reflects increases of 4% in both underlying expenses and acquisitions, partly offset by a decrease of 4% from the impact of foreign currency translation when compared with 2018 including JLT. The underlying expense increase is primarily due to the items discussed in the previous paragraph, including JLT related acquisition, integration and restructuring costs of $141 million.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Revenue	$1,800	$1,650	$3,473	$3,318
Compensation and Benefits	1,009	902	1,965	1,858
Other Operating Expenses	513	481	951	946
Expense	1,522	1,383	2,916	2,804
Operating Income	$278	$267	$557	$514
Operating Income Margin	15.5%	16.2%	16.1%	15.5%
Revenue
Revenue in the Consulting segment in the second quarter of 2019 was $1.8 billion, an increase of 9% compared to the same period last year. This reflects a 5% increase in underlying revenue and a 1% increase from other acquisitions, partly offset by a 3% decrease from the impact of foreign currency translation when compared with 2018 including JLT.
Mercer's revenue of approximately $1.3 billion increased 9% compared to the same period last year. This reflects increases of 2% on both an underlying basis and acquisitions, partly offset by a 3% decrease from the impact of foreign currency translation when compared with 2018 including JLT. On an underlying basis, revenue in Health increased 4%, Career increased 6%, and Wealth was flat. Oliver Wyman's revenue increased 10% to $540 million, reflecting an increase of 13% on an underlying basis partly offset by a 3% decrease from the impact of foreign currency translation.
Consulting revenue in the first six months of 2019 increased 5%. Underlying revenue increased 4% with underlying growth of 1% at Mercer and 10% at Oliver Wyman when compared with 2018 including JLT.
Expense
Consulting expenses in the second quarter of 2019 increased 10% as compared to the second quarter of 2018. This reflects an underlying expense increase of 5% and a 2% increase from other acquisitions, partly offset by a 3% decrease from the impact of foreign currency translation when compared with 2018 including JLT. The increase in underlying expenses is primarily due to higher incentive compensation and higher restructuring related costs.
Consulting expenses in the first six months of 2019 increased 4% as compared to the same period of 2018. Underlying expenses for the first six months of 2019 increased 3% as compared to 2018, primarily due to the items discussed in the previous paragraph when compared with 2018 including JLT.
Corporate and Other
Corporate expenses were $115 million and $48 million for the second quarter of 2019 and 2018, respectively, and $189 million and $103 million for the six months periods ended June 30, 2019 and 2018, respectively. The increases are primarily due to the JLT acquisition, integration and restructuring costs of $59 million and $81 million for the three and six month periods ended June 30, 2019, respectively, related to advisory, legal and consulting costs.
Interest
Interest income earned on corporate funds was $2 million in the second quarter of 2019 as compared to $3 million in the same period last year. Interest income for the six months ended June 30, 2019 was $30 million compared to interest income of $6 million in the same period of 2018. During the first quarter of 2019, the Company issued approximately $6.5 billion of senior notes related to the JLT acquisition. The funds were held in escrow and released for payment in April when the acquisition was completed. The increase in interest income from the prior year is due to interest earned on these funds.
Interest expense increased $73 million in the second quarter of 2019 compared with the second quarter of 2018, and increased $132 million for the six months of 2019 compared with the same period last year, primarily due to new debt issuances related to the JLT acquisition.
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
The Company recorded net investment income of $8 million and $13 million for the three and six month periods ended June 30, 2019, compared to net investment gains of $28 million for both periods in 2018. The three and six month periods ending June 30, 2019 includes gains of $3 million and $6 million related to mark-to-market changes in equity securities and gains of $5 million and $7 million related to investments in private equity funds and other investments. The three and six month periods ending June 30, 2018 include gains of $26 million and $19 million related to mark-to-market changes in equity securities and $2 million and $9 million related to investments in private equity funds and other investments.
Income Taxes
The Company's effective tax rate in the second quarter of 2019 was 37.4% compared with 25.6% in the second quarter of 2018. The effective tax rates for the first six months of 2019 and 2018 were 28.2% and 24.7%. The rate in the second quarter of 2019 reflects discrete adjustments related to the JLT acquisition, including tax on the disposition of JLT's aerospace business and nondeductible expenses incurred in connection with the Transaction. Both periods reflect the impact of other discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $78 million at December 31, 2018 to $74 million at June 30, 2019 due to settlements of audits and expirations of statutes of limitation partially offset by current accruals. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $10 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
The Company's accounting policy related to releasing income tax effects from Accumulated Other Comprehensive Income ("AOCI") follows the portfolio approach.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At June 30, 2019, the Company had approximately $1.1 billion of cash and cash equivalents in its foreign operations, which includes $173 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first six months of 2019, the Company recorded foreign currency translation adjustments which increased net equity by $109 million. Strengthening of the U.S. dollar against foreign currencies would reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $241 million of cash from operations for the six month period ended June 30, 2019, compared to $413 million generated by operations in the first six months of 2018. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first six months of 2019, the Company contributed $33 million to its non-U.S. defined benefit pension plans and $16 million to its U.S. defined benefit pension plans. In the first six months of 2018, the Company contributed $41 million to its non-U.S. defined benefit pension plans and $14 million to its U.S. defined benefit pension plans.
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
The Company expects to fund an additional $49 million to its non-U.S. defined benefit plans over the remainder of 2019, comprising approximately $31 million to plans outside of the U.K. and $18 million to the U.K. plans. The Company also expects to fund an additional $13 million to its U.S. defined benefit plans during the remainder of 2019.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.
Changes in Pension Plans
As part of the JLT Transaction, the Company has assumed responsibility for a number of pension plans throughout the world, with $234 million of net pension liabilities (approximately $700 million of plan assets), the most significant of which is the Jardine Lloyd Thompson U.K. Pension Scheme ("JLT U.K. plan").  The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section.  The assets of the scheme are held in a trustee administered fund separate from the Company.
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
Financing Cash Flows
Net cash provided by financing activities was $5.3 billion for the six-month period ended June 30, 2019, compared with $232 million of net cash used by such activities for the same period in 2018.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $549 million of commercial paper outstanding at June 30, 2019 at an effective interest rate of 2.67%.
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
In connection with the closing of the JLT Transaction, the Company assumed approximately $1 billion of historical JLT indebtedness. In April and June of 2019, the Company repaid approximately $450 million and $553 million, respectively, representing all of JLT's debt it acquired upon the acquisition of JLT. The Company incurred debt extinguishment costs of $32 million in regard to the repayment of this debt.
Following completion of the financing activities described above, the Company had $12.3 billion of senior notes and other long term debt, as well as $549 million of commercial paper outstanding at June 30, 2019, compared with $5.8 billion of senior notes and other long term debt, and no commercial paper outstanding at December 31, 2018.
In October 2018, the Company repaid $250 million of senior notes.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.

Credit Facilities
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed below. The Company had $300 million of borrowings outstanding under the one -year term facility at June 30, 2019 at an average borrowing rate of 3.05%.
On September 18, 2018, the Company entered into a bridge loan agreement to finance the proposed JLT transaction. The Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment. The bridge loan agreement was terminated on April 1, 2019.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at June 30, 2019.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a negative outlook from Moody's and Standard & Poor's.
Share Repurchases
The Company repurchased 1.0 million shares of its common stock during the first six months of 2019 for consideration of approximately $100 million. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of June 30, 2019, the Company remained authorized to purchase shares of its common stock up to a value of approximately $766 million. There is no time limit on this authorization.
During the first six months of 2018, the Company repurchased approximately 6.1 million shares of its common stock for consideration of $500 million.
Contingent Payments Related to Acquisitions
During the first six months of 2019, the Company paid $45 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $16 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $29 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $196 million for acquisitions completed in the first six months of 2019 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2019.
The Company paid deferred purchase consideration related to prior years' acquisitions of $23 million in the first six months of 2019. Remaining deferred cash payments of approximately $197 million for acquisitions completed in the first six months of 2019 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2019.
In the first six months of 2018, the Company paid $41 million of contingent payments related to acquisitions made in prior periods. Of this amount, $32 million was reported as financing cash flows and $9 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $422 million ($0.83 per share) during the first six months of 2019, as compared with $383 million ($0.75 per share) during the first six months of 2018.
Derivatives
A significant portion of JLT's senior notes were denominated in U.S. dollars. In order to hedge its exposure against the risk of fluctuations between the pound and the U.S. dollar, JLT entered into foreign exchange and interest rate swaps, which were designated as fair value hedges. In June 2019, the Company redeemed these U.S. dollar denominated senior notes and settled the related derivative contracts. Both the change in fair value of the debt and the change in fair value of the derivative contracts were recorded in the consolidated statement of income in the second quarter of 2019. The Company received approximately $112 million upon settlement of these derivative contracts.

JLT also had a number of foreign exchange contracts to hedge the risk of foreign exchange movements between the U.S. dollar and GBP, related to JLT’s U.S. dollar denominated revenue in the U.K. Prior to the acquisition, these derivative contracts were designated as cash flow hedges. Upon acquisition, the derivative contracts were not re-designated as cash flow hedges by the Company. The contracts were settled in June 2019. The change in fair value between the acquisition date and the settlement date resulted in a charge of $26 million in the second quarter. The charge is recorded the change in fair value of acquisition related derivative contracts in the consolidated statement of income.
In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into the FX Contract to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S dollars at a contracted exchange rate. The FX Contract is discussed in Note 11 to the consolidated financial statements. An unrealized gain of $42 million related to the change in fair value of this derivative has been recognized in the consolidated statement of income for three months ended March 31, 2019, primarily related to the appreciation of the GBP offset by the reduction in value of the deal contingent feature, since all conditions to close had been satisfied at March 31, 2019. The FX Contract does not qualify for hedge accounting treatment under applicable accounting guidance. The Company settled the FX Contract on April 1, 2019 and recorded a charge to the consolidated statement of income of approximately $11 million in the second quarter of 2019. The cash outflow related to the settlement of the FX Contract was approximately $294 million.
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
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion senior notes, as discussed above, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge will be re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The U.S. dollar value of the euro notes decreased $9 million for 2019 related to the impact of foreign exchange rates. Since the Company concluded that the hedge was highly effective for the quarter ended June 30, 2019, the Company recorded an increase to cumulative translation adjustments for the six months ended June, 30, 2019.
Investing Cash Flows
Net cash used for investing activities amounted to $5.4 billion in the first six months of 2019, compared with $279 million used during the same period in 2018.
As previously noted, the JLT Transaction closed on April 1, 2019. Funds for the purchase of outstanding shares were distributed on April 11, 2019.
The Company paid $5.5 billion and $144 million, net of cash acquired, for acquisitions it made during the first six months of 2019 and 2018, respectively.
During the first quarter of 2019, the Company disposed of its investment in Benefitfocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in the second quarter of 2019 as final settlement on the sale.

During the second quarter of 2019, the Company disposed of its investment in Payscale and received proceeds of approximately $47 million.
In January 2019, Marsh increased its equity ownership in Marsh India from 26% to 49% for approximately $88 million. Marsh India is carried under the equity method.
The Company used cash of $161 million to purchase fixed assets and capitalized software in the first six months of 2019, compared with $135 million in the first six months of 2018, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $38 million in three private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2019:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$550	$550	$—	$—	$—
Term loan facility	300	300	—	—	—
Short-term debt	814	814	—	—	—
Long-term debt	11,532	—	2,031	2,233	7,268
Interest on long-term debt	5,819	494	845	731	3,749
Net operating leases	2,691	398	679	533	1,081
Service agreements	165	113	37	14	1
Other long-term obligations	436	83	270	78	5
Total	$22,307	$2,752	$3,862	$3,589	$12,104
The above does not include unrecognized tax benefits of $74 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $2 million that may become payable within one year.
The above does not include the provisional estimate of remaining transitional tax payments related to the TCJA of $157 million.
The above does not include net pension liabilities of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities.
The Company expects to contribute approximately $13 million and $49 million to its U.S. and non-U.S. pension plans, respectively, for the remainder of 2019.
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
Reconciliation of Non-GAAP Measures
On April 1, 2019, the Company completed its previously announced acquisition of JLT. JLT results of operations for the three months ended June 30, 2019 are included in the Company’s results of operations for the second quarter of 2019. Prior periods in 2018 do not include JLT’s results. Prior to being acquired by the Company, JLT operated in three segments, Specialty, Reinsurance and Employee Benefits. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty was included by geography within Marsh, JLT Reinsurance was included within Guy Carpenter and the majority of the JLT Employee Benefits business was included in Mercer Health and Wealth.

The JLT Transaction had a significant impact on the Company’s results of operations in 2019. The Company believes that in addition to the change in reported GAAP revenue, a comparison of 2019 GAAP reported revenue to the combined 2018 revenue of MMC and JLT, as if the companies were combined on April 1, 2018, provides investors with meaningful information as to the Company’s year-over-year underlying operating results. Investors should not consider the comparison of these non-GAAP measures in isolation from, or as a substitute for, the financial information that the Company reports in accordance with GAAP.
The 2018 Including JLT revenue information set forth in the table below presents revenue information as if the companies were combined on April 1, 2018 and is not necessarily indicative of what the results would have been had we operated the business since April 1, 2018.
The MMC revenue amounts are as previously reported by the Company in its quarterly filings on Form 10-Q for the applicable periods. The unaudited 2018 JLT revenue amounts reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and MMC’s specific accounting policies, primarily related to the development of constraints and subsequent release of those constraints related to the reinsurance business. The revenue includes JLT’s aerospace business. Additional information can be found in the supplemental information furnished to the SEC on June 6, 2019 on Form 8-K, which is not incorporated by reference in this Form 10-Q.

(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
MMC As Previously Reported
Risk & Insurance Services
Marsh	$1,749	$3,443
Guy Carpenter	332	969
Subtotal	2,081	4,412
Fiduciary Interest Income	15	28
Total Risk & Insurance Services	2,096	4,440
Consulting
Mercer	1,158	2,329
Oliver Wyman Group	492	989
Total Consulting	1,650	3,318
Corporate Eliminations	(12)	(24)
Total Revenue	$3,734	$7,734
JLT 2018*
Specialty (Marsh)	$353	$352
Reinsurance (Guy Carpenter)	74	75
Employee Benefits (Mercer)	87	87
Subtotal	514	514
Fiduciary Interest Income	3	3
Total Revenue	$517	$517
2018 Including JLT
Marsh	$2,102	$3,795
Guy Carpenter	406	1,044
Subtotal	2,508	4,839
Fiduciary Interest Income	18	31
Total Risk & Insurance Services	2,526	4,870
Consulting
Mercer	1,245	2,416
Oliver Wyman Group	492	989
Total Consulting	1,737	3,405
Corporate Eliminations	(12)	(24)
Total Revenue Including JLT	$4,251	$8,251

*JLT 2018 revenue information for the three and six months differs due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2019
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,294
Fiduciary cash and investments	$6,807
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 15 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $4.6 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 54% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $67 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at June 30, 2019 hold constant for the rest of 2019, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $36 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $18 million that are valued using readily determinable fair values and approximately $43 million of investments without readily determinable fair values. The Company also has investments of approximately $439 million that are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. In the third quarter of 2018, the Company concluded the decline in value of the investment was other than temporary and recorded an impairment charge of $83 million. As of June 30, 2019, the carrying value of the Company's investment in AF was approximately $140 million. As of June 30, 2019, the market value of the approximately 443 million shares of AF owned by the Company, based on the June 30, 2019 closing share price of 5.79 South African Rand per share, was $179 million.
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
b. Changes in Internal Control
On April 1, 2019, the Company completed the acquisition of JLT. The Company is in the process of reviewing the internal control structure of JLT and, if necessary, will make appropriate changes as it integrates JLT into the Company’s overall internal control over financial reporting process.
There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.
In April 2017, the Financial Conduct Authority in the United Kingdom (the "FCA") commenced a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA carried out an on-site inspection at the London offices of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom, and JLT Specialty Ltd., JLT's U.K. operating subsidiary. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited, JLT Specialty Ltd. and other participants in the market have been sharing competitively sensitive information within the aviation insurance and reinsurance broking sector.
In October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including both Marsh and JLT, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area ("EEA"), as well as possible coordination between competitors." In light of the action taken by the European Commission, the FCA informed Marsh Limited and JLT Specialty Ltd. that it had discontinued its investigation under U.K. competition law. In May 2018, the FCA advised that it would not be taking any further action with Marsh Limited or JLT Specialty Ltd. in connection with this matter.
In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including both Marsh and JLT, and insurers “to investigate an alleged sharing of sensitive commercial and competitive confidential information" in the aviation insurance and reinsurance sector.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 1.0 million shares of its common stock for $100 million during the second quarter of 2019. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of June 30, 2019, the Company remained authorized to repurchase up to approximately $766 million in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	—	$—	—	$—
May 1-31, 2019	318,455	$95.8109	318,455	$835,241,533
June 1-30, 2019	711,925	$97.6065	711,925	$765,752,993
Total	1,030,380	$97.0516	1,030,380	$765,752,993
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

Date:	August 2, 2019	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	August 2, 2019	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Form of Deferred Stock Unit Award, with grant dates from May 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan – Form A

10.2	Form of Deferred Stock Unit Award, with grant dates from May 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan – Form B

10.3	Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan – Form A

10.4	Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan – Form B

10.5	Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan – Form C

10.6	Form of Performance Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.7	Form of Stock Option Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase