Form 10-Q
period 2019-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2019-10-30
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 25, 2019, there were outstanding 504,668,238 shares of common stock, par value $1.00 per share, of the registrant.

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

•
our ability to maintain our credit ratings and repay our outstanding long-term debt in a timely manner and on favorable terms, including approximately $6.8 billion issued in connection with the acquisition of JLT;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenue	$3,968	$3,504	$12,388	$11,238
Expense:
Compensation and benefits	2,437	2,083	7,256	6,442
Other operating expenses	1,064	880	3,047	2,656
Operating expenses	3,501	2,963	10,303	9,098
Operating income	467	541	2,085	2,140
Other net benefit credits	69	63	203	194
Interest income	4	2	34	8
Interest expense	(133)	(69)	(394)	(198)
Cost of extinguishment of debt	—	—	(32)	—
Investment income (loss)	7	(52)	20	(24)
Acquisition related derivative contracts	—	(100)	(8)	(100)
Income before income taxes	414	385	1,908	2,020
Income tax expense	108	106	531	509
Net income before non-controlling interests	306	279	1,377	1,511
Less: Net income attributable to non-controlling interests	3	3	26	14
Net income attributable to the Company	$303	$276	$1,351	$1,497
Net income per share attributable to the Company:
Basic	$0.60	$0.55	$2.67	$2.96
Diluted	$0.59	$0.54	$2.64	$2.93
Average number of shares outstanding:
Basic	506	504	506	506
Diluted	511	510	511	512
Shares outstanding at September 30,	505	504	505	504

The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income before non-controlling interests	$306	$279	$1,377	$1,511
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(475)	(237)	(366)	(538)
Gain related to pension/post-retirement plans	82	23	102	131
Other comprehensive (loss), before tax	(393)	(214)	(264)	(407)
Income tax on other comprehensive loss	11	9	20	24
Other comprehensive (loss), net of tax	(404)	(223)	(284)	(431)
Comprehensive (loss) income	(98)	56	1,093	1,080
Less: comprehensive income attributable to non-controlling interest	3	3	26	14
Comprehensive (loss) income attributable to the Company	$(101)	$53	$1,067	$1,066
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,213	$1,066
Receivables
Commissions and fees	4,636	3,984
Advanced premiums and claims	126	79
Other	575	366
	5,337	4,429
Less-allowance for doubtful accounts and cancellations	(139)	(112)
Net receivables	5,198	4,317
Other current assets	645	551
Total current assets	7,056	5,934
Goodwill	14,286	9,599
Other intangible assets	2,869	1,437
Fixed assets (net of accumulated depreciation and amortization of $1,944 at September 30, 2019 and $1,842 at December 31, 2018)	816	701
Pension related assets	1,857	1,688
Right of use assets	1,957	—
Deferred tax assets	603	680
Other assets	1,653	1,539
	$31,097	$21,578
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,139	$314
Accounts payable and accrued liabilities	2,479	2,234
Accrued compensation and employee benefits	1,762	1,778
Acquisition related derivatives	—	441
Current lease liabilities	341	—
Accrued income taxes	251	157
Dividends payable	232	—
Total current liabilities	6,204	4,924
Fiduciary liabilities	7,547	5,001
Less – cash and investments held in a fiduciary capacity	(7,547)	(5,001)
	—	—
Long-term debt	11,429	5,510
Pension, post-retirement and post-employment benefits	1,998	1,911
Long-term lease liabilities	1,957	—
Liabilities for errors and omissions	324	287
Other liabilities	1,388	1,362
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2019 and December 31, 2018	561	561
Additional paid-in capital	796	817
Retained earnings	14,811	14,347
Accumulated other comprehensive loss	(4,931)	(4,647)
Non-controlling interests	177	73
	11,414	11,151
Less – treasury shares, at cost, 55,643,998 shares at September 30, 2019 and 56,804,468 shares at December 31, 2018	(3,617)	(3,567)
Total equity	7,797	7,584
	$31,097	$21,578
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2019	2018
Operating cash flows:
Net income before non-controlling interests	$1,377	$1,511
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	245	236
Amortization of intangible assets	235	135
Non cash lease expense	236	—
Adjustments and payments related to contingent consideration liability	(9)	(10)
Charge for early extinguishment of debt	32	—
Provision for deferred income taxes	95	66
Loss (gain) on investments	(20)	24
Loss (gain) on disposition of assets	36	(53)
Share-based compensation expense	184	146
Change in fair value of acquisition-related derivative contracts	8	100
Changes in assets and liabilities:
Net receivables	(84)	(210)
Other current assets	30	19
Other assets	(59)	(51)
Accounts payable and accrued liabilities	(126)	(3)
Accrued compensation and employee benefits	(281)	(312)
Accrued income taxes	120	(13)
Contributions to pension and other benefit plans in excess of current year expense/credit	(269)	(250)
Other liabilities	(149)	11
Operating lease liabilities	(240)	—
Effect of exchange rate changes	(70)	(27)
Net cash provided by operations	1,291	1,319
Financing cash flows:
Purchase of treasury shares	(300)	(675)
Net increase in commercial paper	325	75
Net increase in short term borrowings	300	—
Proceeds from issuance of debt	6,459	592
Repayments of debt	(760)	(10)
Payment of bridge loan fees	—	(24)
Payments for early extinguishment of debt	(585)	—
Purchase of non-controlling interests	(75)	—
Acquisition-related derivative payments	(337)	—
Shares withheld for taxes on vested units – treasury shares	(89)	(62)
Issuance of common stock from treasury shares	132	72
Payments of deferred and contingent consideration for acquisitions	(60)	(106)
Distributions of non-controlling interests	(18)	(15)
Dividends paid	(655)	(594)
Net cash provided by (used for) financing activities	4,337	(747)
Investing cash flows:
Capital expenditures	(284)	(222)
Sales (purchases) of long-term investments	193	(1)
Purchase of equity investment	(91)	—
Proceeds from sales of fixed assets	4	3
Dispositions	225	5
Acquisitions	(5,500)	(536)
Other, net	(51)	(1)
Net cash used for investing activities	(5,504)	(752)
Effect of exchange rate changes on cash and cash equivalents	23	(74)
Increase (decrease) in cash and cash equivalents	147	(254)
Cash and cash equivalents at beginning of period	1,066	1,205
Cash and cash equivalents at end of period	$1,213	$951
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$736	$732	$817	$784
Change in accrued stock compensation costs	65	46	23	20
Issuance of shares under stock compensation plans and employee stock purchase plans	(5)	(7)	(44)	(33)
Balance, end of period	$796	$771	$796	$771
RETAINED EARNINGS
Balance, beginning of period	$14,741	$14,131	$14,347	$13,140
Cumulative effect of adoption of the revenue recognition standard (See Note 19)	—	—	—	364
Net income attributable to the Company	303	276	1,351	1,497
Dividend equivalents declared	(2)	(2)	(6)	(5)
Dividends declared	(231)	(209)	(881)	(800)
Balance, end of period	$14,811	$14,196	$14,811	$14,196
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(4,527)	$(4,265)	$(4,647)	$(4,043)
Cumulative effect of adoption of the financial instruments standard (See Note 19)	—	—	—	(14)
Other comprehensive loss, net of tax	(404)	(223)	(284)	(431)
Balance, end of period	$(4,931)	$(4,488)	$(4,931)	$(4,488)
TREASURY SHARES
Balance, beginning of period	$(3,446)	$(3,443)	$(3,567)	$(3,083)
Issuance of shares under stock compensation plans and employee stock purchase plans	29	31	250	171
Purchase of treasury shares	(200)	(175)	(300)	(675)
Balance, end of period	$(3,617)	$(3,587)	$(3,617)	$(3,587)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$272	$81	$73	$83
Net income attributable to non-controlling interests	3	3	26	14
Net non-controlling interests (disposed) acquired	(100)	—	95	—
Distributions and other changes	2	1	(17)	(12)
Balance, end of period	$177	$85	$177	$85
TOTAL EQUITY	$7,797	$7,538	$7,797	$7,538
Dividends declared per share	$0.455	$0.415	$1.740	$1.580
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
On April 1, 2019, the Company completed its previously announced acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. JLT's results of operation for the three month period ended September 30, 2019 are included in the Company's results of operations for the three month period ended September 30, 2019. JLT's results of operation for the six months from April 1, 2019 to September 30, 2019 are included in the Company's results of operations for the nine month period ended September 30, 2019. Prior periods in 2018 do not reflect JLT’s results of operations and therefore may affect comparability. Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included in Guy Carpenter and the majority of JLT's Employee Benefits business is included in Mercer Health and Wealth.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three and nine month periods ended September 30, 2019 and 2018.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At September 30, 2019, the Company maintained $193 million compared to $186 million at December 31, 2018 related to these regulatory requirements.
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
The Company recorded net investment income of $7 million and $20 million for the three and nine month periods ended September 30, 2019 compared to net investment losses of $52 million and $24 million for the three and nine month periods ended September 30, 2018. The three and nine month periods ending September 30, 2019 includes gains of $4 million and $10 million related to mark-to-market changes in equity securities and gains of $3 million and $10 million related to investments in private equity funds and other investments. The three and nine months periods ending September 30, 2018 include an $81 million impairment charge related to an other than temporary decline in the Company's equity method investment in Alexander Forbes (see Note 10). The three and nine month periods ending September 30, 2018 also include gains of $25 million and $43 million, respectively, related to mark-to-market changes in equity securities and $4 million and $14 million, respectively, related to investments in private equity funds and other investments.
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
Income Taxes
The Company's effective tax rate in the third quarter of 2019 was 26.0% compared with 27.5% in the third quarter of 2018. The effective tax rates for the first nine months of 2019 and 2018 were 27.8% and 25.2%, respectively. The rate in the first nine months of 2019 reflects discrete adjustments related to the JLT acquisition, including tax on the disposition of JLT’s aerospace business and nondeductible expenses incurred in connection with the Transaction. The rate in the third quarter of 2018 as well as the first nine months of 2018 reflect the impact of a charge related to the Company’s investment in Alexander Forbes as discussed in Note 10, largely offset by favorable adjustments to the estimated impact of tax reform. Both periods reflect the effect of other discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $78 million at December 31, 2018 to $76 million at September 30, 2019 due to settlements of audits and expirations of statutes of limitation partially offset by current accruals. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $7 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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

Costs for real estate consolidation are recognized based on the type of cost, and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any right-of-use asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the right-of-use asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the right-of-use asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the right-of-use asset are recognized based on their net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred. These costs are included in other operating expenses in the consolidated statements of income.
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
Other revenue included in the consolidated statements of income that is not from contracts with customers is less than 1% of total revenue, and therefore is not presented as a separate line item.
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
Health brokerage and consulting services are components of both Marsh, which includes MMA, and Mercer, with approximately 63% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.

The following schedule disaggregates components of the Company's revenue:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2019	2019
Marsh:
EMEA	$536	$1,821
Asia Pacific	242	698
Latin America	110	304
Total International	888	2,823
U.S./Canada	1,014	2,972
Total Marsh	1,902	5,795
Guy Carpenter	273	1,328
Subtotal	2,175	7,123
Fiduciary interest income	31	80
Total Risk and Insurance Services	$2,206	$7,203
Mercer:
Wealth	$592	$1,748
Health	441	1,341
Career	247	606
Total Mercer	1,280	3,695
Oliver Wyman	505	1,563
Total Consulting	$1,785	$5,258

The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	September 30, 2019	January 1, 2019
Contract Assets	$240	$112
Contract Liabilities	$611	$545

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2019 to September 30, 2019 is primarily due to the addition of $58 million from JLT and $353 million of additions during the period, partly offset by $262 million transferred to accounts receivables, as the rights to bill and collect became unconditional. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. The change in contract liabilities includes cash received for performance obligations not yet fulfilled of $400 million and $45 million related to JLT's opening balance offset by revenue recognized in the first nine months of 2019 that was included in the contract liability balance, at the beginning of the year of $378 million. The amount of revenue recognized in the first nine months of 2019 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $67 million, which includes a $17 million adjustment of previous estimates related to a multi-year Guy Carpenter contract in the third quarter of 2019.
The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $33 million for Marsh, $127 million for Mercer and $2 million for Oliver Wyman. The Company expects revenue in 2020, 2021, 2022, 2023 and

2024 and beyond of $107 million, $41 million, $10 million, $1 million and $3 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds ("fiduciary interest income") of $31 million and $80 million for the three and nine month periods ended September 30, 2019, respectively, and $18 million and $46 million for the three and nine month periods ending September 30, 2018, respectively. The Consulting segment recorded fiduciary interest income of less than $1 million and $2 million for the three and nine month periods ended September 30, 2019, respectively, as compared to $1 million and $3 million for the same periods in 2018. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $9.6 billion at September 30, 2019 and $7.3 billion at December 31, 2018. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net income before non-controlling interests	$306	$279	$1,377	$1,511
Less: Net income attributable to non-controlling interests	3	3	26	14
Net income attributable to the Company	$303	$276	$1,351	$1,497
Basic weighted average common shares outstanding	506	504	506	506
Dilutive effect of potentially issuable common shares	5	6	5	6
Diluted weighted average common shares outstanding	511	510	511	512
Average stock price used to calculate common stock equivalents	$99.97	$84.68	$94.75	$83.05

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2019 and 2018.

(In millions)	2019	2018
Assets acquired, excluding cash	$8,619	$679
Liabilities assumed	(2,758)	(35)
Non-controlling interests assumed	(295)	—
Contingent/deferred purchase consideration	(66)	(108)
Net cash outflow for current year acquisitions	$5,500	$536

(In millions)	2019	2018
Interest paid	$387	$225
Income taxes paid, net of refunds	$442	$455

The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $60 million for the nine months ended September 30, 2019. This consisted of deferred purchase consideration related to prior years' acquisitions of $37 million and contingent consideration of $23 million. For the nine months ended September 30, 2018, the Company paid deferred and contingent consideration of $106 million, consisting of deferred purchase consideration related to prior years' acquisitions of $59 million and contingent consideration of $47 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the nine months ended September 30, 2019, the Company recorded an expense for adjustments to contingent consideration liabilities of $26 million and made contingent consideration payments of $35 million. For the nine months ended September 30, 2018, the Company recorded an expense for adjustments to contingent consideration liabilities of $19 million and made contingent consideration payments of $29 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $164 million and $129 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $184 million and $146 million for the nine-month periods ended September 30, 2019 and 2018, respectively.
Effective January 1, 2019, the Company adopted the new accounting guidance related to leases, which requires a lessee to recognize assets and liabilities for its leases. Upon adoption of this accounting standard, the Company recorded a non cash Right-of-Use Asset ("ROU asset") of $1.7 billion and lease liability of $1.9 billion in the first quarter of 2019.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and nine-month periods ended September 30, 2019 and 2018, including amounts reclassified out of AOCI, are as follows:

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2019	$—	$(2,942)	$(1,585)	$(4,527)
Other comprehensive income before reclassifications	—	56	(475)	(419)
Amounts reclassified from accumulated other comprehensive income	—	15	—	15
Net current period other comprehensive income (loss)	—	71	(475)	(404)
Balance as of September 30, 2019	$—	$(2,871)	$(2,060)	$(4,931)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2018	$—	$(2,807)	$(1,458)	$(4,265)
Other comprehensive income (loss) before reclassifications	—	(13)	(242)	(255)
Amounts reclassified from accumulated other comprehensive income	—	32	—	32
Net current period other comprehensive income (loss)	—	19	(242)	(223)
Balance as of September 30, 2018	$—	$(2,788)	$(1,700)	$(4,488)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2018	$—	$(2,953)	$(1,694)	$(4,647)
Other comprehensive (loss) income before reclassifications	—	26	(366)	(340)
Amounts reclassified from accumulated other comprehensive income	—	56	—	56
Net current period other comprehensive income (loss)	—	82	(366)	(284)
Balance as of September 30, 2019	$—	$(2,871)	$(2,060)	$(4,931)

(In millions)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2017	$14	$(2,892)	$(1,165)	$(4,043)
Cumulative effect of amended accounting standard	(14)	—	—	(14)
Other comprehensive income (loss) before reclassifications	—	16	(535)	(519)
Amounts reclassified from accumulated other comprehensive income	—	88	—	88
Net current period other comprehensive income (loss)	—	104	(535)	(431)
Balance as of September 30, 2018	$—	$(2,788)	$(1,700)	$(4,488)

The components of other comprehensive income (loss) for the three and nine-month periods ended September 30, 2019 and 2018 are as follows:

Three Months Ended September 30,	2019			2018
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(475)	$—	$(475)	$(237)	$5	$(242)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	(1)	—	(1)	(1)	—
Net actuarial losses (a)	25	6	19	36	7	29
Effect of remeasurement (a)	(8)	(2)	(6)	3	—	3
Effect of settlement (a)	2	—	2	—	—	—
Subtotal	18	3	15	38	6	32
Foreign currency translation adjustments	64	8	56	(15)	(2)	(13)
Pension/post-retirement plans gains	82	11	71	23	4	19
Other comprehensive (loss) income	$(393)	$11	$(404)	$(214)	$9	$(223)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2019			2018
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(366)	$—	$(366)	$(538)	$(3)	$(535)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(2)	(1)	(1)	(3)	(1)	(2)
Net actuarial losses (a)	77	18	59	110	23	87
Effect of remeasurement (a)	(9)	(2)	(7)	3	—	3
Effect of settlement (a)	6	1	5	—	—	—
Subtotal	72	16	56	110	22	88
Foreign currency translation adjustments	30	4	26	21	5	16
Pension/post-retirement plans gains	102	20	82	131	27	104
Other comprehensive (loss) income	$(264)	$20	$(284)	$(407)	$24	$(431)
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
On April 1, 2019, the Company completed the JLT Transaction to purchase all of the outstanding shares of JLT. Under the terms of the Transaction, JLT shareholders received £19.15 in cash for each JLT share, which valued JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1), and the Company assumed existing JLT long-term indebtedness of approximately $1 billion. The Company implemented the Transaction by way of a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended.

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
The Risk and Insurance Services segment completed four acquisitions during the first nine months of 2019.

•	February – MMA acquired Bouchard Insurance, Inc., a Florida-based full service agency and Employee Benefits Group, Inc., a Maryland-based independent insurance agency.

•	April – MMA acquired Lovitt & Touche, Inc., an Arizona-based insurance agency and The Centurion Group, LLC, a Pennsylvania-based retirement consulting, asset management and benefit plan advisory firm.
Total purchase consideration for acquisitions made during the nine months ended September 30, 2019 was $5,925 million, which consisted of cash paid of $5,859 million and deferred purchase consideration and estimated contingent consideration of $66 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The Company also paid $37 million of deferred purchase consideration and $58 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2019 based on the estimated fair values for JLT and other acquisitions as of their respective acquisition dates:

Acquisitions through September 30, 2019
(In millions)	JLT	Other	Total Acquisitions
Cash	$5,568	$291	$5,859
Estimated fair value of deferred/contingent consideration	—	66	66
Total consideration	$5,568	$357	$5,925
Allocation of purchase price:
Cash and cash equivalents	$353	$6	$359
Accounts receivable, net	714	5	719
Other current assets	143	—	143
Fixed assets, net	89	2	91
Other intangible assets	1,613	143	1,756
Goodwill	4,761	201	4,962
Right of use assets	382	—	382
Deferred tax assets	65	—	65
Other assets	493	8	501
Total assets acquired	8,613	365	8,978
Current liabilities	689	5	694
Fiduciary liabilities	1,275	—	1,275
Less - fiduciary assets	(1,275)	—	(1,275)
Long-term debt	1,044	—	1,044
Long-term lease liability	389	—	389
Pension, post-retirement and post-employment liabilities	248	—	248
Liabilities for errors and omissions	31	—	31
Other liabilities	349	3	352
Total liabilities assumed	2,750	8	2,758
Non controlling interests	295	—	295
Net assets acquired	$5,568	$357	$5,925

The purchase price allocation above is based on estimates that are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments must be finalized during the measurement period, which for a particular asset, liability, or non-controlling instrument ends once the acquirer determines that either (1) the necessary information has been obtained or (2) the information is not available. However, the measurement period for all items is limited to one year from the acquisition date. During the third quarter of 2019, the Company made certain adjustments to the above JLT purchase price allocation, which included a reduction of identified intangible assets of approximately $50 million, adjustment of related deferred taxes, and an increase in goodwill of approximately $65 million. The third quarter of 2019 included a credit of $4 million to adjust previously expensed amortization based on the current purchase price allocation.
Items subject to change include the following:

•	Amounts of intangible assets, fixed assets, capitalized software assets and right-of-use assets, subject to finalization of valuation efforts;

•	Amounts for contingencies, pending the finalization of the Company’s assessment of the portfolio of contingencies;

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
The following chart provides information about intangible assets acquired during 2019:

Intangible assets through September 30, 2019 (In millions)	JLT	Other	Total	JLT Weighted Average Amortization Period	Other Weighted Average Amortization Period
Client relationships	$1,511	$136	$1,647	13 years	12 years
Other	102	7	109	4 years	3 years
	$1,613	$143	$1,756

During the second and third quarters of 2019, the Company purchased the outstanding non-controlling interests of several JLT subsidiaries for cash payments of approximately $75 million.
In January 2019, Marsh increased its equity ownership in Marsh India from 26% to 49%. Marsh India is accounted for under the equity method.
Dispositions
During the third quarter of 2019, the Company completed the sale of a U.S. Specialty business at Marsh and a U.S. large market health and defined benefit business at Mercer for cash proceeds of approximately $60 million. Also, on June 1, 2019, the Company completed its disposition of JLT’s global aerospace business for cash proceeds of $165 million and contingent consideration receivable of approximately $65 million, based on the aerospace business achieving certain revenue milestones in 2020. The aerospace business was divested as part of the European Commission's approval of the JLT Transaction.
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

Total purchase consideration for acquisitions made during the first nine months of 2018 was $661 million, which consisted of cash paid of $553 million and deferred purchase consideration and estimated contingent consideration of $108 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. For the first nine months of 2018, the Company also paid $59 million of deferred purchase consideration and $76 million of contingent consideration related to acquisitions made in prior years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2019	2018	2019	2018
Revenue	$3,967	$3,940	$12,830	$12,842
Net income attributable to the Company	$306	$181	$1,445	$804
Basic net income per share attributable to the Company	$0.61	$0.36	$2.85	$1.59
Diluted net income per share attributable to the Company	$0.60	$0.36	$2.83	$1.57

The unaudited pro-forma information presented in the table above includes adjustments for acquisition related costs, the change in fair value of JLT acquisition related derivatives, bridge financing costs and the early extinguishment of debt:

•	A reduction of costs of $4 million for the three months ended September 30, 2019.

•
An increase in costs of $662 million for the nine month period ended September 30, 2018. Of this amount, $173 million represented a reduction of costs for the nine months ended September 30, 2019, and the remainder was incurred in the third and fourth quarter of 2018.

The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine month periods ended September 30, 2019 include approximately $352 million and $848 million of revenue, respectively, and operating losses of $69 million and $51 million, respectively, for acquisitions made in 2019. The consolidated statements of income for the three and nine month periods ended September 30, 2018 included $36 million and $50 million, respectively, of revenue and operating losses of $5 million and $7 million, respectively, related to acquisitions made in 2018.
The Company incurred acquisition related costs, primarily related to legal, investment banking and U.K. stamp duty tax of $4 million and $99 million for the three and nine month periods ended September 30, 2019, primarily related to the acquisition of JLT. These costs are included in other operating expenses in the Company's consolidated statement of income.
9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a Company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. In 2019, the Company elected to perform a quantitative impairment assessment. Fair values of the reporting units were estimated using a market approach. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company completed its 2019 annual review in the third quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value by a substantial margin.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company does not have any indefinite lived intangible assets.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions)	2019	2018
Balance as of January 1,	$9,599	$9,089
Goodwill acquired (a)	4,962	410
Other adjustments(b)	(275)	(64)
Balance at September 30,	$14,286	$9,435

(a) Primarily reflects $4.8 billion from the acquisition of JLT in 2019.
(b) Primarily reflects the impact of foreign exchange.
Of total goodwill acquired of $5.0 billion in 2019, $201 million related to the Risk and Insurance Services segment is deductible for tax purposes. The goodwill arising from the acquisitions consist largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired. The goodwill acquired was primarily assigned to the Risk and Insurance Services segment.
Goodwill allocable to the Company’s reportable segments at September 30, 2019 is as follows: Risk and Insurance Services, $11.3 billion and Consulting, $3.0 billion.
The gross cost and accumulated amortization of identified intangible assets at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$3,526	$824	$2,702	$1,970	$639	$1,331
Other (a)	364	197	167	259	153	106
Amortized intangibles	$3,890	$1,021	$2,869	$2,229	$792	$1,437

(a) Primarily non-compete agreements, trade names and developed technology.

Aggregate amortization expense for the nine months ended September 30, 2019 and 2018 was $235 million and $135 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2019 (excludes amortization through September 30, 2019)	$95
2020	354
2021	343
2022	327
2023	320
Subsequent years	1,430
$2,869

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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/19	12/31/18	09/30/19	12/31/18	09/30/19	12/31/18	09/30/19	12/31/18
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$5	$133	$—	$—	$—	$—	$5	$133
Mutual funds(a)	157	151	—	—	—	—	157	151
Money market funds(b)	37	118	—	—	—	—	37	118
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(a)	—	—	—	—	65	—	65	—
Total assets measured at fair value	$199	$402	$8	$8	$65	$—	$272	$410
Fiduciary Assets:
U.S. Treasury Bills	$—	$20	$—	$—	$—	$—	$—	$20
Money market funds	433	80	—	—	—	—	433	80
Total fiduciary assets measured at fair value	$433	$100	$—	$—	$—	$—	$433	$100
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$185	$183	$185	$183
Acquisition related derivative contracts	—	—	—	116	—	325	—	441
Total liabilities measured at fair value	$—	$—	$—	$116	$185	$508	$185	$624
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The contingent purchase consideration of $65 million related to the sale of JLT's global aerospace business is classified as a Level 3 asset.

During the nine-month period ended September 30, 2019, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Balance at beginning of period	$196	$185	$508	$189
(Reductions) Additions	(7)	8	33	34
Payments	(13)	(35)	(58)	(76)
Revaluation Impact	6	8	26	19
Change in fair value of the FX contract	—	100	(325)	100
Other (a)	3	2	1	2
Balance at September 30,	$185	$268	$185	$268

(a) Primarily reflects the impact of foreign exchange.
As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $26 million in the nine-month period ended September 30, 2019. A 5% increase in the projections used to estimate the contingent consideration would increase the liability by approximately $46 million. A 5% decrease would decrease the liability by approximately $39 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $452 million and $287 million at September 30, 2019 and December 31, 2018, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand ("Rand") per share. In the third quarter of 2018, the Company concluded the decline in value of the investment was other than temporary and recorded an impairment charge of $81 million reflecting the closing price of 4.95 Rand at September 30, 2018. As of September 30, 2019, the carrying value of the Company's investment in AF was approximately $138 million. As of September 30, 2019, the market value of the approximately 443 million shares of AF owned by the Company, based on the September 30, 2019 closing share price of 5.6 South African Rand per share, was $166 million.
The Company has other investments in private insurance and consulting companies with a carrying value of $219 million and $61 million at September 30, 2019 and December 31, 2018, respectively.
The Company’s investment in Alexander Forbes and its other equity investments in insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $95 million and $82 million at September 30, 2019 and December 31, 2018, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $3 million and $10 million from these investments for the three and nine month periods ended September 30, 2019, respectively, compared to net investment gains of $4 million and $14 million for the same periods in 2018.

Other Investments
At September 30, 2019 and December 31, 2018, the Company held certain equity investments with readily determinable market values of $19 million and $146 million, respectively. The Company recorded investment gains on these investments of $4 million and $10 million in the three and nine month periods ended September 30, 2019, respectively, and investment gains of $25 million and $43 million for the same periods in 2018. The Company also held investments without readily determinable market values of $47 million and $75 million at September 30, 2019 and December 31, 2018, respectively. In March 2019, the Company disposed of its investment in BenefitFocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019 as final settlement on the sale. During the second quarter of 2019, the Company disposed of its investment in Payscale and received proceeds of approximately $47 million.
11.    Derivatives
On September 20, 2018, the Company entered into the FX Contract to purchase £5.2 billion at a contracted exchange rate, to hedge the risk of appreciation of the GBP-denominated purchase price of JLT, which was settled on April 1, 2019, upon the closing of the JLT Transaction. The FX Contract did not qualify for hedge accounting treatment under applicable accounting guidance, which required the Company to record the change in the fair value of the FX Contract on each reporting date to the statement of income. The Company recorded a gain of $31 million in the consolidated statement of income for the nine month period ended September 30, 2019, related to the FX Contract
In connection with the JLT Transaction, to hedge the economic risk of changes in future interest rates prior to its issuance of fixed rate debt, in the fourth quarter of 2018 the Company entered into treasury lock contracts related to $2 billion of senior notes issued in January 2019. The fair value at December 31, 2018 was based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of this derivative in the consolidated statement of income for the full year ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. An additional charge of $6 million was recorded in the consolidated statement of income for the nine month period ended September 30, 2019, related to the settlement of the Treasury lock contracts.
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. The Company recorded a charge of $7.3 million in the consolidated statement of income, for the nine month period ended September 30, 2019, related to the settlement of this contract.
JLT Derivatives and Hedging Activity
A significant portion of JLT's outstanding senior notes at the time of completion of the Transaction were denominated in U.S. dollars. In order to hedge its exposure against the risk of fluctuations between the GBP and the U.S. dollar, JLT entered into foreign exchange contracts and interest rate swaps, which were designated as fair value hedges. In June, 2019, the Company redeemed these U.S. dollar denominated senior notes and settled the related derivative contracts. The offsetting changes in fair value of the debt and the change in fair value of the derivative contracts were recorded in the consolidated statement of income for the nine month period ended September 30, 2019.
JLT also had a number of foreign exchange contracts to hedge the risk of foreign exchange movements between the U.S. dollar and the British pound, related to JLT’s U.S. dollar denominated revenue in the U.K. Prior to the acquisition, these derivative contracts were designated as cash flow hedges. Upon completion of the JLT Transaction, these derivative contracts were not re-designated as cash flow hedges by the Company. The contracts were settled in June 2019. The change in fair value between the acquisition date and the settlement date resulted in a charge of $26 million for the nine month period ended September 30, 2019. The charge is recorded as a change in fair value of acquisition related derivative contracts in the consolidated statement of income.
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "Hedge") of its Euro denominated subsidiaries. The Hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The Company concluded that the hedge continues to be highly effective as of September 30, 2019. During 2019, the U.S. dollar value of the euro notes decreased $39 million through September 30, 2019 due to the impact of foreign exchange rates, with a corresponding increase to foreign currency translation gains (losses).
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
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third-parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third-parties when the Company no longer utilizes the space. None of the Company’s leases restrict the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options. In addition to the base rental costs, our lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. A portion of our real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index ("CPI") as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.
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
The Company assumed approximately $400 million, as of March 31, 2019, of ROU assets and lease liabilities from the JLT Transaction. As part of the Company's real estate rationalization plan related to the JLT Transaction, the Company has determined that approximately $7 million of its ROU assets have been impaired, and therefore, recorded a charge to the consolidated statement of income for the three and nine month periods ended September 30, 2019, with an offsetting reduction to ROU assets. The Company expects additional impairments as it continues to assess its future real estate requirements.

The following chart provides additional information about the Company’s property leases:

For the Three and Nine Months Ended September 30, 2019 (In millions)	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Cost:
Operating lease cost	$94	$276
Short-term lease cost	4	7
Variable lease cost	37	113
Sublease income	(4)	(12)
Net lease cost	$131	$384
Other information:
Operating cash outflows from operating leases		$288
Right of use assets obtained in exchange for new operating lease liabilities		$112
Weighted-average remaining lease term – real estate		8.86 years
Weighted-average discount rate – real estate leases		3.09%

Future minimum lease payments for the Company’s operating leases as of September 30, 2019 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2019	$104
2020	406
2021	348
2022	324
2023	279
2024	233
Subsequent years	940
Total future lease payments	2,634
Less: Imputed interest	(336)
Total	$2,298
Current lease liabilities	$341
Long-term lease liabilities	1,957
Total lease liabilities	$2,298
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of September 30, 2019, the Company had additional operating real estate leases that had not yet commenced of $71 million. These operating leases will commence over the next 12 months.
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
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income. At September 30, 2019 the actual allocation for the Company's U.S. Plan was 62% equities and equity alternatives and 38% fixed income. The target allocation for the U.K. Plans at September 30, 2019 was 36% equities and equity alternatives and 64% fixed income. At September 30, 2019, the actual allocation for the U.K. Plans was 33% equities and equity alternatives and 67% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2018. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
JLT Defined Pension Plans
As part of the JLT Transaction, the Company has assumed responsibility for a number of pension plans throughout the world, with $248 million of net pension liabilities as of March 31, 2019 (approximately $700 million of plan assets as of March 31, 2019), the most significant of which is the Jardine Lloyd Thompson U.K. Pension Scheme ("JLT U.K. plan"). The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the scheme are held in a trustee administered fund separate from the Company.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2019	2018	2019	2018
Service cost	$10	$8	$—	$1
Interest cost	120	114	1	—
Expected return on plan assets	(214)	(213)	—	—
Amortization of prior service (credit) cost	—	—	—	(1)
Recognized actuarial loss	25	36	(1)	1
Net periodic benefit (credit) cost	$(59)	$(55)	$—	$1

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Service cost	$28	$25	$—	$1
Interest cost	360	349	2	2
Expected return on plan assets	(644)	(652)	—	—
Amortization of prior service credit	—	(1)	(1)	(3)
Recognized actuarial loss	77	110	(1)	1
Net periodic benefit (credit) cost	$(179)	$(169)	$—	$1
Settlement loss	4	—	—	—
Total (credit) cost	$(175)	$(169)	$—	$1

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2019	2018	2019	2018
Compensation and benefits expense (Operating income)	$10	$8	$—	$1
Other net benefit credits	(69)	(63)	—	—
Total (credit) cost	$(59)	$(55)	$—	$1

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Compensation and benefits expense (Operating income)	$28	$25	$—	$1
Other net benefit credits	(203)	(194)	—	—
Total (credit) cost	$(175)	$(169)	$—	$1

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2019	2018	2019	2018
Interest cost	$61	$58	$1	$—
Expected return on plan assets	(86)	(89)	—	—
Recognized actuarial loss	11	14	(1)	—
Net periodic benefit credit	$(14)	$(17)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Interest cost	$181	$176	$1	$1
Expected return on plan assets	(257)	(268)	—	—
Amortization of prior service credit	—	—	—	(1)
Recognized actuarial loss (credit)	33	41	(1)	—
Net periodic benefit credit	$(43)	$(51)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2019	2018	2019	2018
Service cost	$10	$8	$—	$1
Interest cost	59	56	—	—
Expected return on plan assets	(128)	(124)	—	—
Amortization of prior service credit	—	—	—	(1)
Recognized actuarial loss	14	22	—	1
Net periodic benefit (credit) cost	$(45)	$(38)	$—	$1

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Service cost	$28	$25	$—	$1
Interest cost	179	173	1	1
Expected return on plan assets	(387)	(384)	—	—
Amortization of prior service credit	—	(1)	(1)	(2)
Recognized actuarial loss	44	69	—	1
Net periodic benefit (credit) cost	$(136)	$(118)	$—	$1
Settlement loss	4	—	—	—
Total (credit) cost	$(132)	$(118)	$—	$1

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits

September 30,	2019	2018	2019	2018
Weighted average assumptions:
Expected return on plan assets	5.74%	5.83%	—	—
Discount Rate	3.48%	3.07%	3.65%	3.21%
Rate of compensation increase	1.74%	1.73%	—	—

The Company made approximately $85 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the nine months ended September 30, 2019. The Company expects to contribute approximately $32 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2019.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $106 million and $100 million for the nine months ended September 30, 2019 and 2018, respectively. The cost of the U.K. DC Plans was $74 million and $61 million for the nine months ended September 30, 2019 and 2018, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2019	December 31, 2018
Short-term:
Commercial paper	$325	$—
Term loan facility	300	—
Current portion of long-term debt	514	314
	1,139	314
Long-term:
Senior notes – 2.35% due 2019	—	300
Senior notes – 2.35% due 2020	500	499
Senior notes – 3.50% due 2020	698	—
Senior notes – 4.80% due 2021	499	499
Senior notes - Floating rate due 2021	298	—
Senior notes – 2.75% due 2022	498	497
Senior notes – 3.30% due 2023	348	348
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	597	597
Senior notes – 3.875% due 2024	993	—
Senior notes – 3.50% due 2025	497	496
Senior notes – 1.349% due 2026	603	—
Senior notes – 3.75% due 2026	597	596
Senior notes – 4.375% due 2029	1,499	—
Senior notes – 1.979% due 2030	602	—
Senior notes – 5.875% due 2033	298	297
Senior notes – 4.75% due 2039	494	—
Senior notes – 4.35% due 2047	492	492
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,237	—
Mortgage – 5.70% due 2035	347	358
Other	5	4
	11,943	5,824
Less current portion	514	314
	$11,429	$5,510

The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $325 million of commercial paper outstanding at September 30, 2019 at an effective interest rate of 2.29%.
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
In January 2019, the Company issued $700 million of 3.50% Senior Notes due 2020, $1 billion of 3.875% Senior Notes due 2024, $1.25 billion of 4.375% Senior Notes due 2029, $500 million of 4.75% Senior Notes due 2039, $1.25 billion of 4.90% Senior Notes due 2049 and $300 million of Floating Rate Senior Notes due 2021. The floating rate notes are based on LIBOR plus a fixed margin. These notes are due prior to the date that LIBOR is expected to be replaced by a successor rate, which is expected to occur in 2021.
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
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed below. The Company had $300 million of borrowings outstanding under the one -year term facility at September 30, 2019 at an average borrowing rate of 3.05%. In August 2019, the Company terminated the $300 million three-year term facility. The outstanding term loan expires on March 2020 and will not be impacted by the replacement of LIBOR.
In connection with the closing of the JLT Transaction, the Company assumed approximately $1 billion of historical JLT indebtedness. In April and June of 2019, the Company repaid approximately $450 million and $553 million, respectively, representing all of JLT's debt it acquired upon the closing of the JLT Transaction. The Company incurred debt extinguishment costs of $32 million due to the debt repayments.
In September 2019, the Company repaid $300 million of maturing senior notes.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2019. The facility includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available. In such case, the rate would be determined using an alternate reference rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR (the “LIBOR successor rate”). If no LIBOR successor rate has been determined, the rate will be based on the higher of the rate announced publicly by Citibank, New York, NY, as its base rate or the fed funds rate plus a fixed margin.
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

	September 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,139	$1,140	$314	$313
Long-term debt	$11,429	$12,666	$5,510	$5,437

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

15.    Restructuring Costs
JLT Related Integration and Restructuring
The Company has begun its integration and restructuring activities related to JLT. The process will involve combining the business practices and co-locating colleagues in most geographies, rationalization of real estate leases around the world, realization of synergies and migration of legacy JLT systems onto MMC’s information technology environment and security protocols, consulting fees related to integration management processes and legal fees related to the rationalization of legal entity structures that will reduce costs, mitigate risks and improve operational transparency.
Costs will be recognized based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. Based on its current estimates, the Company expects to incur costs of at least $375 million in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. The Company expects to incur these costs over a three- year period, and has incurred $192 million to date. These integration and restructuring plans are still developing, and these estimates may change as the Company completes its detailed plans for each business and location.
In connection with the JLT integration and restructuring, in the third quarter of 2019, the Company incurred costs of $77 million: $58 million in RIS, $5 million in Consulting, and $14 million in Corporate. For the nine month period ended September 30, 2019, costs incurred were $134 million in RIS, $10 million in Consulting, and $48 million in Corporate. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.
Details of the JLT integration and restructuring activity from January 1, 2019 through September 30, 2019, is as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/19	$—	$—	$—	$—	$—
2019 Charges	92	21	9	70	192
Cash payments	(59)	(5)	(9)	(70)	(143)
Non-cash charges	—	(7)	—	—	(7)
Liability at 9/30/19	$33	$9	$—	$—	$42
(a) Includes data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
During the second quarter of 2018, Marsh initiated a program to simplify the organization through reduced management layers and more common structures across regions and businesses to more closely align with its more formalized segmentation strategy across large risk management, middle market corporate, and small commercial & personal segments. These efforts are expected to create increased efficiencies and additional capacity for reinvestment in people and technology. The Company incurred severance and consulting costs of $6 million for the nine month period ended September 30, 2019, related to this initiative.
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future. The Company incurred restructuring severance and consulting costs of $10 million and $43 million for the three and nine month periods, ended September 30, 2019, respectively, related to this initiative.
In addition to the changes discussed above, the Company incurred $7 million of restructuring costs related to severance and future rent under non-cancelable leases, primarily in Corporate.

Details of the other restructuring activity from January 1, 2018 through September 30, 2019, which includes liabilities from actions prior to 2019, are as follows:

(In millions)	Liability at 1/1/18	Amounts Accrued	Cash Paid	Other	Liability at 12/31/18	Amounts Accrued	Cash Paid	Other	Liability at 9/30/19
Severance	$15	$137	$(77)	$(2)	$73	$44	$(95)	$(4)	$18
Future rent under non-cancelable leases and other costs	50	24	(37)	2	39	12	(13)	(6)	$32
Total	$65	$161	$(114)	$—	$112	$56	$(108)	$(10)	$50
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable and accrued liabilities, other liabilities or accrued compensation and employee benefits, depending on the nature of the items. These programs are substantially completed as of September 30, 2019.
16.    Common Stock
During the first nine months of 2019, the Company repurchased approximately 3.1 million shares of its common stock for consideration of $300 million. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of September 30, 2019, the Company remained authorized to repurchase up to approximately $566 million in shares of its common stock. There is no time limit on the authorization. During the first nine months of 2018, the Company repurchased approximately 8.2 million shares of its common stock for consideration of $675 million.
The Company issued approximately 4.2 million and 3.0 million shares related to stock compensation and employee stock purchase plans during the first nine months of 2019 and 2018, respectively.
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
Consulting Segment
In 2014, the FCA conducted a thematic review of the suitability of financial advice provided to individuals by a number of firms, including JLT’s employee benefits business, relating to enhanced transfer value ("ETV") pension transfers. In January 2015, the FCA notified JLT it was commissioning a Skilled Person review of JLT’s ETV advice. In February 2019, prior to the completion of the acquisition, JLT disclosed that it had recorded a net charge of £38.4 million (or approximately $49.2 million) arising from the Skilled Person report and ETV review, reflecting estimated net costs offset by potential insurance and indemnification recoveries. Pending the outcome of the FCA’s review, and based on our review as of September 30, 2019, the Company has a gross liability of approximately $83 million recorded on its consolidated balance sheet for the estimated liabilities and costs arising from this matter. We expect this gross liability to be partially offset by insurance and indemnification claims under existing arrangements.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2019, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included in Guy Carpenter and the majority of JLT's Employee Benefits business was included in Mercer Health and Wealth.
Selected information about the Company’s operating segments for the three-and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2019–
Risk and Insurance Services	$2,206	(a)	$218	$7,203	(c)	$1,468
Consulting	1,785	(b)	317	5,258	(d)	874
Total Operating Segments	3,991		535	12,461		2,342
Corporate/Eliminations	(23)		(68)	(73)		(257)
Total Consolidated	$3,968		$467	$12,388		$2,085
2018–
Risk and Insurance Services	$1,863	(a)	$293	$6,303	(c)	$1,481
Consulting	1,656	(b)	291	4,974	(d)	805
Total Operating Segments	3,519		584	11,277		2,286
Corporate/Eliminations	(15)		(43)	(39)		(146)
Total Consolidated	$3,504		$541	$11,238		$2,140

(a) Includes inter-segment revenue of $3 million and $4 million in 2019 and 2018, respectively, interest income on fiduciary funds of $31 million and $18 million in 2019 and 2018, respectively, and equity method income of $10 million and $4 million in 2019 and 2018, respectively and $51 million related to the sale of business in 2018.
(b) Includes inter-segment revenue of $20 million and $11 million in 2019 and 2018, respectively, interest income on fiduciary funds of $1 million in 2018, and equity method income of $4 million in 2018.
(c) Includes inter-segment revenue of $7 million and $5 million in 2019 and 2018, respectively, interest income on fiduciary funds of $80 million and $46 million in 2019 and 2018, respectively, and equity method income of $16 million and $10 million in 2019 and 2018, respectively and $51 million related to the sale of business in 2018.
(d) Includes inter-segment revenue of $66 million and $34 million in 2019 and 2018, respectively, interest income on fiduciary funds of $2 million and $3 million in 2019 and 2018, respectively and equity method income of $10 million and $12 million in 2019 and in 2018, respectively.

Details of operating segment revenue for the three and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Risk and Insurance Services
Marsh	$1,923	$1,643	$5,850	$5,106
Guy Carpenter	283	220	1,353	1,197
Total Risk and Insurance Services	2,206	1,863	7,203	6,303
Consulting
Mercer	1,280	1,175	3,695	3,504
Oliver Wyman Group	505	481	1,563	1,470
Total Consulting	1,785	1,656	5,258	4,974
Total Operating Segments	3,991	3,519	12,461	11,277
Corporate/Eliminations	(23)	(15)	(73)	(39)
Total	$3,968	$3,504	$12,388	$11,238

19.    New Accounting Guidance
New Accounting Pronouncements Effective January 1, 2019:
The following new accounting standard was adopted using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2019:
Leases
In February 2016, the FASB issued new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee is required to recognize assets and liabilities for leases. Consistent with legacy GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on the classification of the lease as financing or operating. However, unlike legacy GAAP, which requires that only capital leases are recognized on the balance sheet, the new guidance requires that both operating and financing leases be recognized on the balance sheet. The Company adopted this new standard effective January 1, 2019, using a modified retrospective method, applying the new guidance as of the beginning of the year of adoption, with a cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2019. Therefore, prior period information has not been restated. The Company has elected the package of practical expedients, which among other things, allows historical lease classifications to be carried forward. The Company did not elect the hindsight practical expedient in determining lease term and impairment of an entity's ROU assets. On January 1, 2019, the Company recognized a lease liability of $1.9 billion and ROU asset of $1.7 billion, related to real estate operating leases. The ROU asset also reflected reclassification adjustments primarily from other liabilities related to existing deferred rent, unamortized lease incentives and restructuring liabilities of $0.2 billion upon adoption. There was no cumulative-effect adjustment required to be booked to retained earnings upon transition. The adoption of this standard did not have a material impact on our income statement as compared to prior periods.
The following new accounting standards were adopted prospectively as of January 1, 2019:
Derivatives and Hedging
In August 2017, the FASB issued new guidance intended to refine and expand hedge accounting for both financial and commodity risks. The guidance creates more transparency around how economic results are presented in both the financial statements and the footnotes, as well as making targeted improvements to simplify the application of hedge accounting guidance. The Company adopted this guidance effective January 1, 2019. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new guidance that allowed an entity to reclassify the stranded tax effects resulting from the Tax Cuts and Job Act (the "TCJA") from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance is effective for the period beginning January 1, 2019. The Company elected not to reclassify the stranded income tax effects of the TCJA from AOCI to retained earnings. The adoption of this standard had no impact on the Company's financial position or results of operations. The Company’s accounting policy related to releasing income tax effects from AOCI follows the portfolio approach.
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
JLT's results of operations for the period April 1, 2019 through September 30, 2019 are included in the Company’s results of operation for 2019. Prior periods in 2018 do not reflect JLT’s results of operations and therefore may affect comparability. Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included in Guy Carpenter and the majority of JLT's Employee Benefits business was included in Mercer Health and Wealth.
By virtue of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019. Please see the "Risk Factors" section of our most recently filed Annual Report on Form 10-K for risks associated with the acquisition.
The Company’s results for the three and nine month periods ended September 30, 2019 were impacted by JLT related acquisition, restructuring and integration costs as well as legacy MMC restructuring programs as discussed in Note 15 to the consolidated financial statements.
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

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2019	2018	2019	2018
Revenue	$3,968	$3,504	$12,388	$11,238
Expense:
Compensation and Benefits	2,437	2,083	7,256	6,442
Other Operating Expenses	1,064	880	3,047	2,656
Operating Expenses	3,501	2,963	10,303	9,098
Operating Income	467	541	2,085	2,140
Income Before Income Taxes	414	385	1,908	2,020
Net Income Before Non-Controlling Interests	306	279	1,377	1,511
Net Income Attributable to the Company	$303	$276	$1,351	$1,497
Net Income Per Share Attributable to the Company:
Basic	$0.60	$0.55	$2.67	$2.96
Diluted	$0.59	$0.54	$2.64	$2.93
Average Number of Shares Outstanding:
Basic	506	504	506	506
Diluted	511	510	511	512
Shares outstanding at September 30,	505	504	505	504
The Company’s results of operations and earnings per share for the three- and nine- month periods ended September 30, 2019 and 2018 include costs related to JLT integration and restructuring activities, and other MMC restructuring activities as discussed in more detail in Note 15 of the consolidated financial statements. JLT acquisition related costs were also incurred in the three-and nine-month periods ended September 30, 2019, and are discussed in more detail below. These costs are reflected as part of net operating income. In addition, the Company incurred other costs related to the financing of the JLT Transaction and hedging certain economic exposures. These costs are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Restructuring costs, excluding JLT	$12	$31	$56	$95
JLT integration and restructuring costs	77	—	192	—
JLT acquisition related costs	21	—	133	—
Impact on operating income	110	31	381	95
Change in fair value of acquisition related derivative contracts	—	100	8	100
Early extinguishment of JLT debt	—	—	32	—
JLT related interest income - pre-acquisition	—	—	(25)	—
JLT related interest expense - pre-acquisition	—	4	53	4
Investment loss (impairment loss)	—	81	—	81
Impact on income before taxes	$110	$216	$449	$280
Operating income in the third quarter of 2019 decreased 14% to $467 million. Improvement in the Company’s ongoing operating results, both legacy and from the inclusion of JLT’s results in the second quarter, was more than offset by the year-over-year increase in JLT integration and restructuring costs.
Income before income taxes increased to $414 million in the third quarter of 2019, compared with $385 million in the third quarter of 2018. This increase reflects the year-over-year impact of an impairment charge related to the Company's investment in Alexander Forbes and a charge related to the change in fair value of acquisition related derivative contracts from the JLT Transaction recorded in the third quarter of 2018. This was offset by the decline in operating income discussed above and the increase in year-over-year interest expense of $64 million, primarily related to new debt issued to finance the JLT Transaction.
Diluted earnings per share increased from $0.54 in the third quarter of 2018 to $0.59 in 2019, due to higher income before taxes, discussed above, as well as a lower effective tax rate in 2019.
Operating income for the nine months ended September 30, 2019 decreased 3%, to $2.1 billion. Increases in underlying operating income of the Company’s businesses were mostly offset by the integration, restructuring and acquisition related costs discussed above. Income before income taxes for the nine months ended September 30, 2019 decreased to $1.9 billion compared with $2.0 billion in the prior year. In addition to the decrease in operating income noted above, interest expense increased by $196 million primarily due to the new debt issued to finance the JLT Transaction. The increase in interest expense was partly offset by a $25 million increase in interest income from the investment of the proceeds of the debt issuances prior to closing the JLT Transaction in April 2019, as well as the impact of items recorded in 2018, as discussed above.
Diluted earnings per share decreased to $2.64 for the nine month period ended September 30, 2019, from $2.93 in the prior year, as a result of the factors discussed above, and a higher effective tax rate in 2019 due to the non-deductible costs related to the JLT Transaction.
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
Based on its current estimates, the Company expects to incur costs of at least $375 million in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. The Company expects to incur these costs over a three year period and since inception of the actions has incurred $192 million to date. The Company expects to achieve at least $250 million of cost savings over three years associated with these actions. We are currently tracking ahead of our prior guidance to realize expected cost savings of $75 million in 2019, $175 million in 2020 and the full $250 million in 2021. These integration and restructuring plans are still developing, and these estimates of costs and related savings may change as the Company completes its detailed plans for each business and location. Costs of approximately $77 million and $192 million were incurred in the three-and nine-month periods ended September 30, 2019, related to the JLT integration and restructuring.
JLT Acquisition Related Costs
JLT acquisition related costs include costs directly related to completing the Transaction, such as retention costs, investment banking fees, legal fees and stamp duty tax. It also includes the loss on disposal of JLT's aerospace business.
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

The calculation of underlying revenue growth for the three-and nine-month periods ended September 30, 2019, is calculated as if MMC and JLT were a combined company a year ago, but excludes the impact of currency and other acquisitions, dispositions, and transfers among businesses. Combined prior year revenue information for MMC and JLT for the three-and nine-month periods ended September 30, 2018 are presented below. The unaudited 2018 JLT revenue amounts in "2018 including JLT" reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and MMC’s specific accounting policies, primarily related to development of constraints and subsequent release of those constraints related to the reinsurance business. The decrease in revenue due to the disposal of JLT's Aerospace business is reflected in the acquisitions/dispositions column beginning in June 2019. See the reconciliation of non-GAAP measures on page 55. All other acquisitions/dispositions activity is included in the acquisitions/dispositions column. Underlying expense growth is calculated in a similar manner. The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company's operating revenues by segment are as follows:

	Three Months Ended September 30,		% Change GAAP Revenue	2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Risk and Insurance Services
Marsh	$1,902	$1,630	17%	$1,889	1%	(1)%	(2)%	5%
Guy Carpenter	273	215	27%	248	10%	—	(1)%	11%
Subtotal	2,175	1,845	18%	2,137	2%	(1)%	(2)%	5%
Fiduciary Interest Income	31	18		23
Total Risk and Insurance Services	2,206	1,863	18%	2,160	2%	(1)%	(2)%	6%
Consulting
Mercer	1,280	1,175	9%	1,261	2%	(2)%	—	3%
Oliver Wyman	505	481	5%	481	5%	(1)%	—	7%
Total Consulting	1,785	1,656	8%	1,742	3%	(2)%	—	4%
Corporate/Eliminations	(23)	(15)		(15)
Total Revenue	$3,968	$3,504	13%	$3,887	2%	(1)%	(1)%	5%

	Three Months Ended September 30,		% Change GAAP Revenue	2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Marsh:
EMEA	$536	$441	22%	$550	(2)%	(2)%	(2)%	2%
Asia Pacific	242	167	45%	240	1%	(2)%	(4)%	7%
Latin America	110	96	14%	132	(17)%	(5)%	(11)%	(1)%
Total International	888	704	26%	922	(4)%	(3)%	(4)%	3%
U.S./Canada	1,014	926	10%	967	5%	—	(1)%	6%
Total Marsh	$1,902	$1,630	17%	$1,889	1%	(1)%	(2)%	5%
Mercer:
Wealth	592	525	13%	592	—	(3)%	2%	—
Health	441	415	7%	432	2%	(1)%	(3)%	7%
Career	247	235	5%	237	5%	(2)%	1%	5%
Total Mercer	$1,280	$1,175	9%	$1,261	2%	(2)%	—	3%

* Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Risk and Insurance Services
Marsh	$5,795	$5,073	14%	$5,684	2%	(2)%	—	4%
Guy Carpenter	1,328	1,184	12%	1,292	3%	(1)%	—	4%
Subtotal	7,123	6,257	14%	6,976	2%	(2)%	—	4%
Fiduciary Interest Income	80	46		54
Total Risk and Insurance Services	7,203	6,303	14%	7,030	2%	(2)%	—	4%
Consulting
Mercer	3,695	3,504	5%	3,677	—	(3)%	1%	2%
Oliver Wyman	1,563	1,470	6%	1,470	6%	(2)%	—	9%
Total Consulting	5,258	4,974	6%	5,147	2%	(3)%	1%	4%
Corporate/Eliminations	(73)	(39)		(39)
Total Revenue	$12,388	$11,238	10%	$12,138	2%	(2)%	1%	4%

	Nine Months Ended September 30,		% Change GAAP Revenue	2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2019	2018
Marsh:
EMEA	$1,821	$1,610	13%	$1,871	(3)%	(4)%	—	2%
Asia Pacific	698	514	36%	697	—	(4)%	(3)%	7%
Latin America	304	279	9%	350	(13)%	(8)%	(8)%	3%
Total International	2,823	2,403	17%	2,918	(3)%	(5)%	(2)%	3%
U.S./Canada	2,972	2,670	11%	2,766	7%	—	3%	5%
Total Marsh	$5,795	$5,073	14%	$5,684	2%	(2)%	—	4%
Mercer:
Wealth	1,748	1,642	6%	1,776	(2)%	(4)%	3%	(1)%
Health	1,341	1,286	4%	1,322	1%	(2)%	(1)%	4%
Career	606	576	5%	579	5%	(3)%	3%	5%
Total Mercer	$3,695	$3,504	5%	$3,677	—	(3)%	1%	2%

* Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the third quarter of 2019 was $4.0 billion, an increase of 13% on a reported basis. This reflects an increase of 5% on an underlying basis and decreases of 1% from acquisitions and 1% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the third quarter of 2019 was $2.2 billion, an increase of 18% from the same quarter of the prior year. This reflects an increase of 6% on an underlying basis, a 2% decrease from dispositions and a decrease of 1% from the impact of foreign currency translation. Consulting revenue of $1.8 billion in the third quarter of 2019 increased 8%. Revenue increased 4% on an underlying basis, partly offset by a decrease of 2% from the impact of foreign currency translation.

For the first nine months of 2019, consolidated revenue increased 10%. This reflects increases of 4% on an underlying basis and 1% from acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation when compared with 2018. Risk and Insurance Services revenue increased 14% from the same period in 2018. This reflects an increase of 4% on an underlying basis, partly offset by a decrease of 2% from the impact of foreign currency translation when compared with 2018.
Consulting revenue increased 6% compared with the nine-month period last year. Revenue increased 4% on an underlying basis and 1% from acquisitions, offset by a decrease of 3% from the impact of foreign currency translation when compared with 2018.
Operating Expense
The Company has incurred approximately $98 million and $325 million of operating expenses for the three and nine month periods ended September 30, 2019, respectively, related to the JLT acquisition, integration and restructuring as discussed in more detail in Notes 8 and 15 of the consolidated financial statements.
Consolidated operating expense in the third quarter increased 18% compared with the same period last year. Expenses increased 5% on an underlying basis and 1% from the impact of acquisitions partly offset by a decrease of 2% from the impact of foreign currency translation. The increase in underlying expense is primarily due to higher acquisition, integration and restructuring charges related to the JLT Transaction and higher incentive compensation.
Expenses for the first nine months of 2019 increased 13% compared to the same period in 2018, reflecting increases of 4% on an underlying basis and 2% from acquisitions partly offset by a decrease of 3% from the impact of foreign currency translation when compared with 2018. The increase in underlying expenses is due primarily to the items discussed in the previous paragraph.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Revenue	$2,206	$1,863	$7,203	$6,303
Compensation and Benefits	1,373	1,103	4,012	3,416
Other Operating Expenses	615	467	1,723	1,406
Expense	1,988	1,570	5,735	4,822
Operating Income	$218	$293	$1,468	$1,481
Operating Income Margin	9.9%	15.7%	20.4%	23.5%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2019 was $2.2 billion, an increase of 18% as compared to the same period last year. This reflects a 6% increase in underlying revenue partly offset by a 2% decrease from acquisitions and a 1% decrease related to the impact of foreign currency translation when compared with 2018.
In Marsh, revenue in the third quarter of 2019 was $1.9 billion, an increase of 17% as compared to the same period last year. This reflects an increase in underlying revenue of 5%, partly offset by a 2% decrease from acquisitions and a 1% decrease related to the impact of foreign currency translation. In U.S./Canada, underlying revenue increased 6%. Revenue in International operations grew 3% on an underlying basis, with a decrease of 1% in Latin America and growth of 7% in Asia Pacific and a 2% increase in EMEA. Guy Carpenter's third quarter revenue increased 27% as compared to the same period last year, reflecting an 11% increase on an underlying basis. Guy Carpenter’s revenue in the third quarter of 2019 includes a true up of the estimated revenue on a multi-year contract, which represented approximately 6.5% of Guy Carpenter's underlying growth.
Revenue in the Risk and Insurance Services segment increased 14% for the first nine months of 2019 compared with 2018. This reflects an increase of 4% on an underlying basis, partly offset by a 2% decrease from the impact of foreign currency. In Marsh, underlying revenue increased 5% in U.S./Canada. The international division increased 3% on an underlying basis, reflecting increases of 7% in Asia Pacific, 3% in Latin America and 2% in EMEA. Guy Carpenter's revenue for the first nine months of 2019 increased 12%, reflecting a 4% increase on an underlying basis, partly offset by a 1% decrease related to the impact of foreign currency translation.

Expense
Expenses in the Risk and Insurance Services segment increased 27% in the third quarter of 2019 compared with the same period last year. This reflects increases of 5% in underlying expense and 3% from acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation.
During the third quarter of 2019, the increase in underlying expense reflects the impact of acquisition, restructuring and integration related costs of $74 million, primarily due to severance, lease related exit costs and consulting fees related to the JLT Transaction and higher incentive compensation.
Expenses for the first nine month period of 2019 increased 19% compared to the prior year. This reflects increases of 4% in both underlying expenses and acquisitions, partly offset by a decrease of 3% from the impact of foreign currency translation. The underlying expense increase is primarily due to JLT related acquisition, restructuring and integration related costs of $215 million and higher incentive compensation.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Revenue	$1,785	$1,656	$5,258	$4,974
Compensation and Benefits	967	895	2,932	2,753
Other Operating Expenses	501	470	1,452	1,416
Expense	1,468	1,365	4,384	4,169
Operating Income	$317	$291	$874	$805
Operating Income Margin	17.7%	17.6%	16.6%	16.2%
Revenue
Revenue in the Consulting segment in the third quarter of 2019 was $1.8 billion, an increase of 8% compared to the same period last year. This reflects a 4% increase in underlying revenue, partly offset by a 2% decrease from the impact of foreign currency translation.
Mercer's revenue of approximately $1.3 billion increased 9% compared to the same period last year. This reflects an increase of 3% on an underlying basis, partly offset by a 2% decrease from the impact of foreign currency translation. On an underlying basis, revenue in Health increased 7%, Career increased 5%, and Wealth was flat. Oliver Wyman's revenue increased 5% to $505 million, reflecting an increase of 7% on an underlying basis partly offset by a 1% decrease from the impact of foreign currency translation.
Consulting revenue in the first nine months of 2019 increased 6%. Underlying revenue increased 4% with underlying growth of 2% at Mercer and 9% at Oliver Wyman when compared with 2018.
Expense
Consulting expenses in the third quarter of 2019 increased 8% as compared to the third quarter of 2018. This reflects an underlying expense increase of 5% partly offset by a 1% decrease from other acquisitions and a 2% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher incentive compensation and higher restructuring related costs.
Consulting expenses in the first nine months of 2019 increased 5% as compared to the same period of 2018. Underlying expenses for the first nine months of 2019 increased 3% as compared to 2018, primarily due to the items discussed in the previous paragraph when compared with 2018.
Corporate and Other
Corporate expenses were $68 million in the third quarter of 2019, compared with $43 million in the same period of 2018, reflecting an underlying increase of 27%. Corporate expenses for the nine-month period ended September 30, 2019 were $257 million compared with $146 million in the same period of 2018. Expenses increased 56% for the period on an underlying basis. The underlying expense increases primarily result from acquisition, integration and restructuring costs related to the JLT Transaction of $18 million and $99 million for the three and nine month periods ended September 30, 2019, respectively.

Interest
Interest income earned on corporate funds was $4 million in the third quarter of 2019 as compared to $2 million in the same period last year. Interest income for the nine months ended September 30, 2019 was $34 million compared to interest income of $8 million in the same period of 2018. During the first quarter of 2019, the Company issued approximately $6.5 billion of senior notes related to the JLT acquisition. The funds were held in escrow and released for payment in April when the acquisition was completed. The increase in interest income from the prior year is due to interest earned on these funds.
Interest expense increased $64 million in the third quarter of 2019 compared with the third quarter of 2018, and increased $196 million for the nine months of 2019 compared with the same period last year, primarily due to new debt issuances related to the JLT acquisition.
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
The Company recorded net investment income of $7 million and $20 million for the three and nine month periods ended September 30, 2019, respectively, compared to net investment losses of $52 million and $24 million for three and nine month periods in September 30, 2018, respectively. The three and nine month periods ending September 30, 2019 includes gains of $4 million and $10 million related to mark-to-market changes in equity securities and gains of $3 million and $10 million related to investments in private equity funds and other investments. The three and nine month periods ending September 30, 2018 include an $81 million impairment charge related to an other than temporary decline in the Company's equity method investment in Alexander Forbes (see Note 10). The three and nine month periods ending September 30, 2018 also include gains of $25 million and $43 million, respectively, related to mark-to-market changes in equity securities and $4 million and $14 million, respectively, related to investments in private equity funds and other investments.
Income Taxes
The Company's effective tax rate in the third quarter of 2019 was 26% compared with 27.5% in the third quarter of 2018. The effective tax rates for the first nine months of 2019 and 2018 were 27.8% and 25.2%. The rate in the first nine months of 2019 reflects discrete adjustments related to the JLT acquisition, including tax on the disposition of JLT's aerospace business and nondeductible expenses incurred in connection with the Transaction. The third quarter of 2018 as well as the first nine months of 2018 relfect the impact of a charge related to the Company's investment in Alexander Forbes (as discussed in Note 10) largely offset by favorable adjustments to the estimated impact of tax reform. Both periods reflect the impact of other discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $78 million at December 31, 2018 to $76 million at September 30, 2019 due to settlements of audits and expirations of statutes of limitation partially offset by current accruals. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $7 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At September 30, 2019, the Company had approximately $1.1 billion of cash and cash equivalents in its foreign operations, which includes $173 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first nine months of 2019, the Company recorded foreign currency translation adjustments which decreased net equity by $366 million. Strengthening of the U.S. dollar against foreign currencies would reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $1.3 billion of cash from operations for both nine month periods ended September 30, 2019 and 2018. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets. The Company paid $143 million related to the JLT integration and restructuring activity for the nine months ended September 30, 2019.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first nine months of 2019, the Company contributed $58 million to its non-U.S. defined benefit pension plans and $27 million to its U.S. defined benefit pension plans. In the first nine months of 2018, the Company contributed $65 million to its non-U.S. defined benefit pension plans and $22 million to its U.S. defined benefit pension plans.
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
The Company expects to fund an additional $24 million to its non-U.S. defined benefit plans over the remainder of 2019, comprising approximately $13 million to plans outside of the U.K. and $11 million to the U.K. plans. The Company also expects to fund an additional $8 million to its U.S. defined benefit plans during the remainder of 2019.
Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the funded status of the plan.
Changes in Pension Plans
As part of the JLT Transaction, the Company has assumed responsibility for a number of pension plans throughout the world, with $248 million of net pension liabilities as of March 31, 2019 (approximately $700 million of plan assets as of March 31, 2019), the most significant of which is the Jardine Lloyd Thompson U.K. Pension Scheme ("JLT U.K. plan"). The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the scheme are held in a trustee administered fund separate from the Company.
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
Financing Cash Flows
Net cash provided by financing activities was $4.3 billion for the nine-month period ended September 30, 2019, compared with $747 million of net cash used by such activities for the same period in 2018.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $325 million of commercial paper outstanding at September 30, 2019 at an effective interest rate of 2.29%.
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
In September 2019, the Company repaid $300 million of maturing senior notes.
Following completion of the financing activities described above, the Company had $11.9 billion of senior notes and other long term debt, as well as $325 million of commercial paper outstanding at September 30, 2019, compared with $5.8 billion of senior notes and other long term debt, and no commercial paper outstanding at December 31, 2018.
In October 2018, the Company repaid $250 million of senior notes.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
Credit Facilities
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed below. The Company had $300 million of borrowings outstanding under the one -year term facility at September 30, 2019 at an average borrowing rate of 3.05%. In August 2019, the Company terminated the $300 million three-year term loan facility.
On September 18, 2018, the Company entered into a bridge loan agreement to finance the proposed JLT transaction. The Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment. The bridge loan agreement was terminated on April 1, 2019.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at September 30, 2019.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a negative outlook from Moody's and Standard & Poor's.
Share Repurchases
The Company repurchased 3.1 million shares of its common stock during the first nine months of 2019 for consideration of approximately $300 million. In November 2016, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock going forward. As of September 30, 2019, the Company remained authorized to purchase shares of its common stock up to a value of approximately $566 million. There is no time limit on this authorization.
During the first nine months of 2018, the Company repurchased approximately 8.2 million shares of its common stock for consideration of $675 million.
Contingent Payments Related to Acquisitions
During the first nine months of 2019, the Company paid $58 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $23 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $35 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $185 million for acquisitions completed in the first nine months of 2019 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2019.
The Company paid deferred purchase consideration related to prior years' acquisitions of $37 million in the first nine months of 2019. Remaining deferred cash payments of approximately $195 million for acquisitions completed in the first nine months of 2019 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2019.
In the first nine months of 2018, the Company paid $76 million of contingent payments related to acquisitions made in prior periods. Of this amount, $47 million was reported as financing cash flows and $29 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $655 million ($1.285 per share) during the first nine months of 2019, as compared with $594 million ($1.165 per share) during the first nine months of 2018.

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
In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into the FX Contract to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S dollars at a contracted exchange rate. The FX Contract is discussed in Note 11 to the consolidated financial statements. An unrealized gain of $42 million related to the change in fair value of this derivative was recognized in the consolidated statement of income for three months ended March 31, 2019, primarily related to the appreciation of the GBP offset by the reduction in value of the deal contingent feature, since all conditions to close had been satisfied at March 31, 2019. The FX Contract did not qualify for hedge accounting treatment under applicable accounting guidance. The Company settled the FX Contract on April 1, 2019 and recorded a charge to the consolidated statement of income of approximately $11 million in the second quarter of 2019. The cash outflow related to the settlement of the FX Contract was approximately $294 million.
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
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion senior notes, as discussed above, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge will be re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the euro notes decreased $39 million for 2019 related to the impact of foreign exchange rates. Since the Company concluded that the hedge was highly effective for the quarter ended June 30, 2019, the Company recorded an increase to foreign currency translation gains (losses) for the nine months ended September 30, 2019.
Investing Cash Flows
Net cash used for investing activities amounted to $5.5 billion in the first nine months of 2019, compared with $752 million used during the same period in 2018.

As previously noted, the JLT Transaction closed on April 1, 2019. Funds for the purchase of outstanding shares were distributed on April 11, 2019.
The Company paid $5.5 billion and $536 million, net of cash acquired, for acquisitions it made during the first nine months of 2019 and 2018, respectively.
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
The Company used cash of $284 million to purchase fixed assets and capitalized software in the first nine months of 2019, compared with $222 million in the first nine months of 2018, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $20 million in three private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2019:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$325	$325	$—	$—	$—
Term loan facility	300	300	—	—	—
Short-term debt	514	514	—	—	—
Long-term debt	11,500	—	2,034	2,233	7,233
Interest on long-term debt	5,590	456	822	705	3,607
Net operating leases	2,634	411	693	535	995
Service agreements	118	75	30	13	—
Other long-term obligations	418	184	224	5	5
Total	$21,399	$2,265	$3,803	$3,491	$11,840
The above does not include unrecognized tax benefits of $76 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $2 million that may become payable within one year.
The above does not include the provisional estimate of remaining transitional tax payments related to the Tax Cuts and Job Act ("the TCJA") of $71 million.
The above does not include net pension liabilities of approximately $1.9 billion because the timing and amount of ultimate payment of such liability is dependent upon future events, including, but not limited to, future returns on plan assets and changes in the discount rate used to measure the liabilities.
The Company expects to contribute approximately $8 million and $24 million to its U.S. and non-U.S. pension plans, respectively, for the remainder of 2019.
Management’s Discussion of Critical Accounting Policies
The Company’s discussion of critical accounting policies that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2018 Form 10-K.
Purchase Price Allocation
Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The JLT Transaction has increased the significance of judgments and estimates management must make to complete the purchase price allocation. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. These estimates directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods.
New Accounting Guidance
Note 19 to the consolidated financial statements in this report contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.
Reconciliation of Non-GAAP Measures
On April 1, 2019, the Company completed its previously announced acquisition of JLT. JLT results of operations for the three months ended September 30, 2019 are included in the Company’s results of operations for the third quarter of 2019. Prior periods in 2018 do not include JLT’s results. Prior to being acquired by the Company, JLT operated in three segments, Specialty, Reinsurance and Employee Benefits. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included within Guy Carpenter and the majority of the JLT Employee Benefits business is included in Mercer Health and Wealth.
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

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
MMC As Previously Reported
Risk & Insurance Services
Marsh	$1,630	$5,073
Guy Carpenter	215	1,184
Subtotal	1,845	6,257
Fiduciary Interest Income	18	46
Total Risk & Insurance Services	1,863	6,303
Consulting
Mercer	1,175	3,504
Oliver Wyman Group	481	1,470
Total Consulting	1,656	4,974
Corporate Eliminations	(15)	(39)
Total Revenue	$3,504	$11,238
JLT 2018
Specialty (Marsh)	$259	$611
Reinsurance (Guy Carpenter)	33	108
Employee Benefits (Mercer)	86	173
Subtotal	378	892
Fiduciary Interest Income	5	8
Total Revenue	$383	$900
2018 Including JLT
Marsh	$1,889	$5,684
Guy Carpenter	248	1,292
Subtotal	2,137	6,976
Fiduciary Interest Income	23	54
Total Risk & Insurance Services	2,160	7,030
Consulting
Mercer	1,261	3,677
Oliver Wyman Group	481	1,470
Total Consulting	1,742	5,147
Corporate Eliminations	(15)	(39)
Total Revenue Including JLT	$3,887	$12,138

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2019
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,213
Fiduciary cash and investments	$7,547
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 54% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors and events, such as the decision in the United Kingdom to exit the European Union. Similar macroeconomic events may result in greater foreign exchange rate fluctuations in the future. The Company estimates that a 10% movement of major foreign currencies (Euro, Sterling, Australian dollar and Canadian dollar) in the same direction against the U.S. dollar that held constant over the course of the year would increase or decrease full year net operating income by approximately $54 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at September 30, 2019 hold constant for the rest of 2019, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $32 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $19 million that are valued using readily determinable fair values and approximately $47 million of investments without readily determinable fair values. The Company also has investments of approximately $452 million that are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
The Company owns approximately 33% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. In the third quarter of 2018, the Company concluded the decline in value of the investment was other than temporary and recorded an impairment charge of $81 million. As of September 30, 2019, the carrying value of the Company's investment in AF was approximately $138 million. As of September, 2019, the market value of the approximately 443 million shares of AF owned by the Company, based on the September 30, 2019 closing share price of 5.6 South African Rand per share, was $166 million.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 2.1 million shares of its common stock for $200 million during the second quarter of 2019. In November 2016, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of September 30, 2019, the Company remained authorized to repurchase up to approximately $566 million in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	406,805	$101.7974	406,805	$724,341,285
August 1-31, 2019	1,128,593	$97.6694	1,128,593	$614,112,215
September 1-30, 2019	484,475	$99.8175	484,475	$565,753,093
Total	2,019,873	$99.0160	2,019,873	$565,753,093
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

Date:	October 30, 2019	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 30, 2019	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement, dated as of September 18, 2019, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase