Form 10-K
period 2019-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2020-02-20
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 1-5998
_____________________________________________
Marsh & McLennan Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2668272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1166 Avenue of the Americas
New York, New York 10036-2774
(Address of principal executive offices; Zip Code)
(212) 345-5000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	MMC	New York Stock Exchange
Chicago Stock Exchange
London Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $50,438,773,243 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 28, 2019.
As of February 18, 2020, there were outstanding 503,897,894 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•
our ability to compete effectively and adapt to changes in the competitive environment, including to respond to technological change, disintermediation, digital disruption and other types of innovation;

•	the impact from lawsuits, other contingent liabilities and loss contingencies arising from errors and omissions, breach of fiduciary duty or other claims against us;

•	our ability to attract and retain industry leading talent;

•
our organization's ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the large volume of our vendor network and the need to identify and patch software vulnerabilities, including those in the existing JLT information systems;

•	our ability to successfully integrate or achieve the intended benefits of our acquisitions, including JLT;

•	the impact of investigations, reviews, or other activity by regulatory or law enforcement authorities, including the ongoing investigation by the European Commission competition authority;

•
our ability to maintain our credit ratings and repay our outstanding long-term debt in a timely manner and on favorable terms, including approximately $6.5 billion issued in connection with the acquisition of JLT;

•	the regulatory, contractual and reputational risks that arise based on insurance placement activities and various insurer revenue streams;

•
the financial and operational impact of complying with laws and regulations where we operate and the risks of noncompliance with such laws, including cybersecurity and data privacy regulations such as the E.U.’s General Data Protection Regulation, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, U.K. Anti-Bribery Act and trade sanctions regimes;

•
our ability to manage risks associated with our investment management and related services business, including potential conflicts of interest between investment consulting and fiduciary management services;

•
the impact of macroeconomic, political, regulatory or market conditions on us, our clients and the industries in which we operate, including the impact of Brexit or the inability to collect on our receivables;

•	our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster, pandemic or otherwise; and

•	the impact of changes in tax laws, guidance and interpretations, including certain provisions of the U.S. Tax Cuts and Jobs Act, or disagreements with tax authorities.
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
GENERAL
The Company is a global professional services firm offering clients advice and solutions in risk, strategy and people. Its businesses include: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and investment related advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With 76,000 colleagues worldwide and annual revenue of $17 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 57% of the Company's total revenue in 2019 and employs approximately 43,600 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
MARSH
Marsh is a leading global insurance broker and risk advisor, serving companies, institutions and individuals. From its founding in 1871 to the present day, Marsh has demonstrated a commitment to thought leadership, innovation and insurance expertise to meet its clients’ needs. Marsh’s pioneering contributions include introducing the practice of client representation through brokerage, the discipline of risk management, the globalization of risk management services and the development of service platforms that identify, quantify, mitigate and transfer risk.
Currently, approximately 40,500 Marsh colleagues provide risk management, insurance broking, insurance program management services, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries. Marsh generated approximately 48% of the Company's total revenue in 2019.
Insurance Broking and Risk Consulting
In its core insurance broking and risk advisory business, Marsh employs a team approach to identify, quantify and address clients' risk management and insurance needs. Marsh’s product and service offerings include risk analysis, insurance program design and placement, insurance program support and administration, claims support and advocacy, alternative risk strategies and a wide array of risk analysis and risk management consulting services. Clients benefit from Marsh’s advanced analytics, deep technical expertise, collaborative global culture and the ability to develop innovative solutions and products. The firm’s resources also include nearly three dozen specialty and industry practices, including cyber, financial and professional service practices, along with a growing employee health & benefits business.

Marsh provides services to clients of all sizes, including large multinational companies ("Risk Management"), high growth middle-market businesses ("Corporate"), small commercial enterprises and high net-worth private clients ("Commercial & Consumer"). Marsh's segments are designed to build stronger value propositions and operating models to optimize solutions and services for clients depending on their needs.
Risk Management. Marsh has an extensive global footprint and market-leading advisory and placement services that benefit large domestic and international companies and institutions facing complex risk exposures. These clients are also supported by Marsh’s robust analytics and a growing digital experience led by work from Marsh Labs.
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

•
Marsh JLT Specialty. Marsh’s specialty unit combined with JLT Specialty to form Marsh JLT Specialty as part of the 2019 acquisition of Jardine Lloyd Thompson Group plc ("JLT"). The new unit offers leading expertise, global service and data-driven insights to clients across seven global specialties: aviation; credit specialties; financial & professional services; private equity & mergers & acquisitions; construction; energy & power; and marine & cargo. These teams of specialist experts are globally committed to delivering consulting, placement, account management and claims solutions to clients who require specialist advice and support. Marsh JLT Specialty has bolstered Marsh’s leadership as a global specialty broker.

Corporate. A fast-growing segment, middle market clients are served by Marsh’s brokerage operations globally and constitute a substantial majority of clients served by Marsh & McLennan Agency (MMA) in the United States and large portions of Marsh’s international business.

•
MMA offers a broad range of commercial property and casualty products and services, as well as solutions for employee health and benefits, retirement and administration needs and a growing personal lines business in the United States and Canada. Since its first acquisition in 2009, MMA has acquired 75 agencies. MMA provides advice on insurance program structure and market dynamics, along with industry expertise and transactional capability.

Commercial & Consumer. Clients in this market segment typically face less complex risks and are served by Marsh’s innovative product and placement offerings and growing capabilities in digitally enabled distribution.

•
Victor Insurance Holdings is one of the largest underwriting managers of professional liability and specialty insurance programs worldwide. In the United States, Victor Insurance Managers (US) and ICAT Managers deliver risk management and insurance solutions to over 125,000 insureds through a national third-party distribution network of licensed brokers. Victor Insurance Managers (Canada), a leading managing general agent in Canada with over 43,000 insureds, delivers professional liability and construction insurance, as well as group and retiree benefits programs and claims handling for individuals, organizations and businesses. Victor has a growing business in the UK (where it was formerly known as Bluefin Underwriting) and Europe, where new businesses have been launched in the Netherlands, Italy and Germany.

•
Marsh Commercial (formerly branded as Jelf) services more than 250,000 clients, primarily in the small to mid-market segment across the United Kingdom, and offers high quality technical advice, bespoke products and distinctive services including claims consultancy, employee health and benefits, personal lines solutions and risk management. With the completion of the acquisition of JLT in 2019, and following the acquisitions of Bluefin in 2017 and Clark Thomson in 2018, Marsh Commercial has one of the United Kingdom's most extensive office networks focused on providing smaller organizations with access to high quality risk and insurance advice.

•
Dovetail Insurance is a leading provider of cloud-based insurance services and transaction processing tailored to the U.S. small commercial market. Dovetail deploys a cloud-based technology platform that enables independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind property and casualty and workers compensation insurance policies in real time.

High Net Worth (HNW). Individual high net worth clients and family offices are serviced by Marsh USA's Private Client Services (PCS), MMA and other personal lines businesses globally. These businesses provide a single-source solution for high net worth clients and are dedicated to sourcing protections across a broad spectrum of risk. Using a consultative approach, Marsh's HNW practices analyze exposures and customizes programs to cover individual clients with complex asset portfolios.
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
Marsh Data, Digital and Analytics provides solutions to enhance the insurance process and data and analytical tools to better understand risks, make more informed decisions and support the implementation of innovative solutions and strategies. Among the suite of solutions deployed by this team are: Bluestream, a digital brokerage platform that enables clients to provide insurance to their customers or suppliers in a B2B2C affinity model; Blockchain solutions, where Marsh is working in conjunction with industry consortia and leading technology companies to help provide certificates of insurance digitally; and Marsh’s proprietary suite of analytics applications that delivers risk insights to clients for better decision making concerning retaining, mitigating, transferring risk and financing risk.
Marsh Captive Solutions serves more than 1,350 captive facilities, including single-parent captives, reinsurance pools and risk retention groups. The Captive Solutions practice operates in 53 captive domiciles and leverages the consulting expertise within Marsh’s brokerage offices worldwide. The practice includes the Captive Advisory Group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions; the Captive Management Group, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services; and the Actuarial Services Group, which is comprised of credentialed actuaries and supporting actuarial analysts.
Torrent Technologies is a service provider to Write Your Own (WYO) insurers participating in the National Flood Insurance Program (NFIP) in the United States and also serves the NFIP directly as its Direct Servicing Agent Torrent offers a comprehensive suite of both NFIP and private and excess flood insurance products and services to WYO companies and agents.
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

GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, generated approximately 9% of the Company's total revenue in 2019. The workforce consists of approximately 3,100 colleagues who provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
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

CONSULTING
The Company's Consulting segment generated approximately 43% of the Company's total revenue in 2019 and employs approximately 30,400 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer delivers advice and digital solutions that help organizations meet the health, wealth and career needs of a changing workforce. Mercer has nearly 25,300 colleagues based in 43 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations. Mercer generated approximately 30% of the Company's total revenue in 2019.
Mercer operates in the following areas:
Health.  Mercer assists public and private sector employers in the design and management of employee health care programs; administration of health benefits and flexible benefits programs, including benefits outsourcing; employee engagement with their health benefits through a digital experience; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health and wellness management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer provides solutions for private active and retiree exchanges in the United States, including its Mercer Marketplace 365SM and Mercer 365+SM offerings, as well as tools to enhance employee engagement with their health benefits through its DarwinSM platform across the world.
Mercer also provides consulting and actuarial services to U.S. state governments to support the purchase of healthcare through state Medicaid programs. In addition, outside of the U.S., Mercer provides consulting services to insurance carriers to assist them with improving product offerings available to clients, identifying new opportunities and enhancing insurers’ operational efficiency.
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
Mercer's Retirement business includes offerings primarily in defined benefit and actuarial consulting, defined benefit investment consulting and defined benefit plan administration. Mercer provides a range of retirement-related services and solutions to corporate, trustees, governmental and institutional clients. Mercer's Investments business provides primarily investment consulting and investment management (also referred to as “delegated solutions” or “fiduciary management”) services, defined contribution-related consulting and investment and administration services, and financial wellness. Mercer's services cover all stages of the investment process, from strategy, asset allocation and implementation to ongoing portfolio management services. Mercer provides these services primarily to institutional and other sophisticated investors including retirement plans (defined benefit and defined contribution), master trusts, endowments and foundations and wealth managers and other financial intermediary firms, primarily through manager of manager funds sponsored and managed by Mercer. Mercer also provides services to individual investors, including financial planning and other discretionary investment services. As of December 31, 2019, Mercer and its global affiliates had assets under management of approximately $305 billion worldwide. Mercer’s financial wellness advice and services are designed to promote the financial wellbeing of employees.
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
OLIVER WYMAN GROUP
With more than 5,100 professionals and offices in 29 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 13% of the Company's total revenue in 2019.
Oliver Wyman is a global leader in management consulting. Oliver Wyman combines deep industry knowledge with specialized expertise in strategy, operations, risk management and organization transformation. Industry groups include:
•Automotive
•Aviation, Aerospace & Defense
•Business Services
•Communications, Media & Technology
•Distribution & Wholesale
•Education
•Energy
•Financial Services (including corporate and institutional banking, insurance, wealth and asset management, public policy, and retail and business banking)
•Health & Life Sciences
•Industrial Products
•Public Sector
•Retail & Consumer Products
•Surface Transportation
•Travel & Leisure
Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:

•	Actuarial. Oliver Wyman’s Actuarial Practice uses mathematical and statistical modeling skills and qualitative assessment methodologies to assist clients in evaluating and addressing risk.

•
Corporate Finance & Restructuring. Oliver Wyman provides an array of capabilities to support investment decision making by private equity funds, hedge funds, sovereign wealth funds, investment banks, commercial banks, arrangers, strategic investors and insurers.

•	Digital. Oliver Wyman helps organizations capitalize on the opportunities created by digitization of business, and anticipate and neutralize strategic threats.

•
Operations.  Oliver Wyman helps organizations leverage their operations for a competitive advantage using a comprehensive set of capabilities, including performance improvement, digital operations strategy, and risk management.

•
Organizational Effectiveness. Oliver Wyman's Organizational Effectiveness capability brings together deep functional expertise and industry knowledge to enable the whole organization to work in service of its strategic vision and to address the most pressing organizational, people, and change issues.

•
Payments. Oliver Wyman draws on years of industry-shaping work in the Financial Services and Retail industries, deep digital expertise, and renowned research partners in its Celent® business, to help clients - from banks/issuers, to payments providers, to retailers - to build growth strategies, form effective partnerships, optimize costs, and manage risk.

•
Pricing, Sales, and Marketing. Oliver Wyman helps organizations drive top-line and margin growth through outstanding strategy and decision making on pricing, marketing optimization, and best practices on sales effectiveness.

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

Lippincott is a creative consultancy specializing in brand and innovation that shapes recognized brands and experiences for clients globally. With a team of visual and verbal designers, Lippincott has helped create some of the world's most recognized brands.
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
Compensation for Services in Consulting
Mercer and the Oliver Wyman Group of businesses are compensated for advice and services primarily through fees paid by clients. Mercer's Health business is also compensated through commissions for the placement of insurance contracts and supplemental compensation from insurers based on such factors as volume, growth of accounts, and total retention of accounts placed by Mercer (comprising more than half of the revenue in the Health business). Mercer's Delegated Solutions business and certain of Mercer's administration services are compensated typically through fees based on assets under administration or management. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported in accordance with U.S. GAAP, on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
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
In 2005, the Insurance Mediation Directive which, as from October 1, 2018 has been superseded by the Insurance Distribution Directive, was adopted by the United Kingdom and 27 other European Union Member States. Its implementation gave powers to the Financial Services Authority ("FSA"), the United Kingdom regulator at the time, to expand its responsibilities in line with the Financial Services and

Markets Act (2000), the result of which was the regulation of insurance and reinsurance intermediaries. The enhanced regulatory regime implemented in the United Kingdom created a licensing system based on an assessment of factors which included professional competence, financial capacity and the requirement to hold professional indemnity insurance. In April 2013, the FSA was superseded by the Financial Conduct Authority ("FCA"). In April 2014, the FCA’s responsibilities were expanded further to include the regulation of credit activities for consumers. This included the broking of premium finance to consumers who wished to spread the cost of their insurance. In April 2015, the FCA obtained concurrent competition powers enabling it to enforce prohibitions on anti-competitive behavior in relation to financial services.
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
Consulting.  Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. In addition, the trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are also subject to investment and securities regulations in various jurisdictions, including regulations imposed or enforced by the SEC and the Department of Labor in the United States, the FCA in the United Kingdom, the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investments LLC, (formerly Mercer Investment Management, Inc.), an SEC-registered investment adviser, which consolidated the activities of each of Mercer’s affiliated investment adviser entities in the United States (including Mercer Investment Consulting LLC and Pavilion Advisory Group), earlier in 2019. Mercer Trust Company, a limited purpose New Hampshire chartered trust bank, may also provide services for certain clients of Mercer’s investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer uses the services of MMC Securities LLC to provide certain services, including executive benefit and compensation services and securities dealing services.
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
Consulting.  The Company's consulting businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. These businesses generally compete on the basis of the range, quality and cost of the services and products they provide to clients. Competitors include independent consulting and outsourcing firms, as well as consulting and outsourcing operations affiliated with accounting, information systems, technology and financial services firms. Mercer's investments business faces competition from many sources, including investment consulting firms (many of which offer delegated services), investment management firms and other financial institutions. In some cases, clients have the option of handling the services provided by Mercer and Oliver Wyman Group internally, without assistance from outside advisors.
Segmentation of Activity by Type of Service and Geographic Area of Operation.
Financial information relating to the types of services provided by the Company and the geographic areas of its operations is incorporated herein by reference to Note 17 to the consolidated financial statements included under Part II, Item 8 of this report.
Employees
As of December 31, 2019, the Company and its consolidated subsidiaries employed 76,000 colleagues worldwide, including approximately 43,600 in Risk and Insurance Services and 30,400 in Consulting.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers and executive officer appointees of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 58, is Executive Vice President and General Counsel of Marsh & McLennan. In addition to managing the Company’s Legal, Compliance & Public Affairs groups, Mr. Beshar also oversees the Company’s Government Relations and Risk Management groups. Before joining Marsh & McLennan in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as an Assistant Attorney General in the New York Attorney General's office and as the Special Assistant to Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
Dominic Burke, age 61, is Vice Chair of Marsh & McLennan. He joined the firm in 2019 following the acquisition of Jardine Lloyd Thompson Group (JLT), after having served as JLT’s Group Chief Executive for more than 13 years. He also serves as Chairman of Marsh JLT Specialty. Mr. Burke has more than three decades of experience in the insurance industry. Prior to serving as JLT’s Group Chief Executive, Mr. Burke held various roles at JLT including Group Chief Operating Officer and prior to that, CEO of JLT’s UK Retail and Employee Benefits business. Mr. Burke joined JLT in 2000, when it acquired the company he founded, Burke Ford Insurance Group. Mr. Burke serves as the Chairman of Newbury Racecourse plc and is a Director for the charity Injured Jockeys Fund in the UK.
John Q. Doyle, age 56, is Vice Chair, Marsh & McLennan and President and Chief Executive Officer of Marsh. He oversees all of Marsh’s businesses and operations globally. Mr. Doyle was named CEO of Marsh in July 2017, having joined Marsh & McLennan as President of Marsh in April 2016. Prior to that, he was Chief Executive Officer of AIG’s commercial insurance businesses. Mr. Doyle began his career at AIG in 1986 and held several senior executive positions, including President and Chief Executive Officer of AIG property and casualty in the U.S., President and Chief Executive Officer of National Union Fire Insurance Company, and President of American Home Assurance Company.
Martine Ferland, age 58, is Vice Chair, Marsh & McLennan and President and Chief Executive Officer of Mercer, a role she assumed in March 2019. Previously, she was Mercer’s Group President, responsible for leading the firm’s regions and Global Business Solutions. She joined Mercer in 2011 as Retirement Business Leader for the Europe and Pacific region, and has served as Europe and Pacific Region President and Co-President, Global Health. Ms. Ferland began her career as a pension actuary and consultant at Willis Towers Watson, where she spent 25 years and held various leadership positions in Montreal and New York. Ms. Ferland is a Fellow of the Society of Actuaries and of the Canadian Institute of Actuaries.
E. Scott Gilbert, age 64, is Senior Vice President and Chief Information Officer of Marsh & McLennan. Mr. Gilbert is responsible for the Company’s global information technology strategy, systems, and infrastructure and leads the Company’s firm-wide efforts to improve the experience of clients and colleagues through the development and implementation of innovative and cost-effective technologies. Mr. Gilbert also oversees the firm’s global Business Resiliency and Security operations. He joined the Company in January 2005 as Chief Compliance Officer and was subsequently appointed Chief Risk and Compliance Officer, a position he held until 2015, when he became Chief Information Officer. Prior to joining the Company, Mr. Gilbert served as Chief Compliance Counsel of General Electric Company, and served for over five years as an Assistant U.S. Attorney for the Southern District of New York.
Daniel S. Glaser, age 59, is President and Chief Executive Officer of Marsh & McLennan. Prior to starting his current role in January 2013, Mr. Glaser served as Group President and Chief Operating Officer of the Company. He rejoined Marsh & McLennan in December 2007 as Chairman and Chief Executive Officer of Marsh, returning to the firm where he had begun his career right out of university in 1982. Mr. Glaser is an insurance industry veteran who has held senior positions in commercial insurance and insurance brokerage, working in the United States, Europe and the Middle East. Mr. Glaser serves as the Chairman of the U.S. Federal Advisory Committee on Insurance (FACI). He is a member of: the Boards of Trustees for The Institutes and Ohio Wesleyan University and the Board of Directors for the Partnership for New York City. He is also Co-Chair of the International Advisory Board for BritishAmerican Business.

Peter Hearn, age 64, is Vice Chair, Marsh & McLennan and President and Chief Executive Officer of Guy Carpenter. Previously, he was Global Chairman of Willis Re from March 2011 to June 2015. Prior to that, Mr. Hearn served as the company’s Global CEO from February 2005 to March 2011, during which time he was also a member of the Willis Group Executive Committee. Mr. Hearn began his reinsurance career in 1978 with Willis Faber and Dumas, working in the North American casualty, facultative, marine, and North American reinsurance divisions until 1981, when he joined Towers Perrin Forster and Crosby. Mr. Hearn joined Willis Re as a Senior Vice President in 1994.
Laurie Ledford, age 62, is Senior Vice President and Chief Human Resources Officer of Marsh & McLennan. She is responsible for Marsh & McLennan's overall human capital and talent strategy and the delivery of human resources services to all our colleagues worldwide. Prior to assuming her current role in 2012, Ms. Ledford served as Chief Human Resources Officer (CHRO) for Marsh Inc. Ms. Ledford joined Marsh in 2000 and was named CHRO in 2006, after having served as Senior Human Resources Director for Marsh's International Specialty Operations. Her prior experience was with Citibank and NationsBank.
Scott McDonald, age 53, is Vice Chair, Marsh & McLennan and President and Chief Executive Officer of the Oliver Wyman Group. Prior to assuming this role in January 2014, Mr. McDonald was President of Oliver Wyman. Before becoming President of Oliver Wyman in 2012, Mr. McDonald was the Managing Partner of Oliver Wyman's Financial Services practice. Before joining Oliver Wyman in 1995, he was an M&A investment banker with RBC Dominion Securities in Toronto.
Mark McGivney, age 52, is Chief Financial Officer of Marsh & McLennan. Prior to assuming this role in January 2016, Mr. McGivney has held a number of senior financial management positions since joining the Company in 2007. Most recently he was Senior Vice President, Corporate Finance of Marsh & McLennan, and was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions from 2014 until 2016. Prior to that, he served as Chief Financial Officer of Marsh, and Chief Financial Officer and Chief Operating Officer of Mercer. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, as well as positions with Merrill Lynch and Price Waterhouse.
AVAILABLE INFORMATION
The Company is subject to the information reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, the Company files with, or furnishes to, the SEC its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholders' meeting. The Company makes these reports and any amendments to these reports available free of charge through its website, www.mmc.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like the Company, that file electronically with the SEC.
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
RISKS RELATING TO THE COMPANY GENERALLY
Technology, Cybersecurity and Data Protection Risks
Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology or respond effectively to the threat of digital disruption and other technological change.
We depend in large part on our technology systems for conducting business, as well as for providing the data and analytics we utilize to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner, particularly as our business processes become more digital. We have a number of strategic initiatives involving investments in or partnerships with technology companies as well as investments in technology systems and infrastructure to support our growth strategy. These investments may be costly and require significant capital expenditures, may not be profitable or may be less profitable than what we have experienced historically. In addition, investments in technology systems may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. In some cases, we also depend on key vendors and partners to provide technology and other support for our strategic initiatives. If these vendors or partners fail to perform their obligations or otherwise cease to work with us, our ability to execute on our strategic initiatives could be adversely affected. If we do not keep up with technological changes or execute effectively on our strategic initiatives, our business and results of operations could be adversely impacted.
In addition, to remain competitive in many of our business areas, we must anticipate and respond effectively to the threat of digital disruption and other technological change. The threat comes from traditional players, such as insurers, through disintermediation as well as from new entrants, such as technology companies, "Insurtech" start-up companies and others. These players are focused on using technology and innovation, including artificial intelligence (AI), digital platforms, data analytics, robotics and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.
We could incur significant liability or our reputation could be damaged if our information systems are breached or we otherwise fail to protect client or Company data or information systems.
In operating our business and providing services and solutions to clients, we collect, use, store, transmit and otherwise process certain electronic information, including personal, confidential, proprietary and sensitive data such as information related to financial records, health care, mergers and acquisitions and personal data of our clients, colleagues and vendors. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties. This electronic information comprises sensitive and confidential data, including information related to financial records, health care, mergers and acquisitions and clients’ personal data. Our information technology systems and safety control systems, and those of our numerous third-party providers, as well as the control systems of critical infrastructure they rely on, such as power grids, are potentially vulnerable to unauthorized access, damage or interruption from a variety of external threats, including cyberattacks, computer viruses and other malware, ransomware and other types of data and systems-related modes of attack. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols.
Cyberattacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including state-sponsored organizations, organized crime, hackers or "hactivists" (activist hackers), through use of increasingly sophisticated methods of attack, including the deployment of artificial intelligence to find and exploit vulnerabilities, such as “deep fakes”, and long-term, persistent attacks referred to as advanced persistent threats. These techniques used to obtain unauthorized access or sabotage systems include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking and denial-of-service attacks. Because these techniques change frequently and new techniques may not be identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss, data unavailability, data corruption or other damage to information technology systems.
As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, including as a result of the use of mobile devices, cloud services, "open source" software, social media and the increased reliance on devices connected to the Internet (known as the "Internet of Things"), the potential risk of security breaches and cyber-attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Our efforts to improve and protect data from compromise may also identify previously undiscovered instances of security breaches or other cyber incidents. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may also be insufficient to prevent or detect improper access to confidential, personal or proprietary information. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may also be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks.
Should an attacker gain access to our network using compromised credentials of an authorized user, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our systems, such as data encryption (including encryption of data at rest), heightened monitoring and logging, scanning for source code errors or deployment of multi-factor authentication, take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.
Our information systems must be continually updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures, including those in the existing JLT information systems. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyberattackers exploit these known vulnerabilities before they have been communicated by vendors or addressed. Due to the large number and age of the systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we perpetually face the substantial risk that we cannot deploy patches in a timely manner. We are also dependent on third party vendors to keep their systems patched and secure in order to protect our data. Any failure related to these activities could have a material adverse effect on our business.
We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems. We are at risk of a cyberattack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyberattackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cyberattack that compromises its operations, we could incur significant costs and possible service interruption, which could have an adverse effect on our business.

We have a history of making acquisitions and investments, and in April 2019 we completed the acquisition of JLT. The process of integrating the information systems of JLT and of such other businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses and vulnerabilities in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyberattack. In addition, if we discover a historical compromise, security breach or other cyber incident related to the target’s information systems following the close of the acquisition, we may be liable and exposed to significant costs and other unforeseen liabilities. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place. In the case of JLT, our integration of the information systems is ongoing, and given the size and complexity of the integration project, we remain exposed to these risks until the integration is complete.
We have from time to time experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices or misconfiguration of software or hardware resulting in inadvertent exposure of personal, sensitive, confidential or proprietary information. Like many companies, we are subject to social engineering attacks such as regular phishing email campaigns directed at our employees that can result in malware infections and data loss. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in personal, sensitive, confidential or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or Company data, which could have a material adverse effect on our business. In the event of a cyberattack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related data and system incidents.
The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), could adversely affect our financial condition, operating results and our reputation.
In operating our business and providing services and solutions to clients, we store and transfer sensitive employee and client data, including personal data, in and across multiple jurisdictions. We leverage systems and applications that are spread all over the world requiring us to regularly move data across national borders. As a result, we are subject to a variety of laws and regulations in the United States, Europe and around the world regarding privacy, data protection, data security and cyber-security. These laws and regulations are continuously evolving and developing. Some of these laws and regulations are increasing the level of data handling restrictions, including rules on data localization, all of which could affect our operations and result in regulatory liability and high fines. In particular, high-profile security breaches at major companies continue to be disclosed regularly, which is leading to even greater regulatory scrutiny and fines at the highest levels they have ever been.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, the GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data, such as the public disclosure of data breaches, privacy impact assessments, data portability and the appointment of data protection officers in some cases. In the U.S., the CCPA came into effect in January 2019 and introduced several new concepts to local privacy requirements, including increased transparency and rights such as access and deletion and an ability to opt out of the “sale” of personal information. Despite a proliferation of regulatory guidance papers, much remains unclear with respect to how to interpret and implement the GDPR and the CCPA, and that lack of clarity could result in potential liability for our failure to meet our obligations under the GDPR and the CCPA. Given the breadth and depth of changes in data protection obligations, including classifying data and committing to a range of administrative, technical and physical controls to protect data and enable data transfers outside of the E.U., our compliance with laws such as the GDPR and the CCPA will continue to require time, resources and review of the technology and systems we use. Further, Brexit has created uncertainty with regard to the future of the flow of personal information between the United Kingdom and the E.U., and that uncertainty may impair our ability to offer our existing and planned products and services or increase our cost of doing business.
Following the implementation of the GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the E.U. Accordingly, the challenges we face in the E.U. will likely also apply to other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity. For example, Brazil has enacted its general data protection law, the Lei Geral de Proteção de Dados Pessoais, which is due to come into effect in August 2020, China has modified its law, India has a new draft privacy law and Japan has adopted sweeping changes to its privacy law. In some cases, including China and India, the laws include data localization elements that will require that certain personal data stay within their borders. Looking at the U.S. following the passage of the CCPA, multiple other states have introduced similar bills, some more comprehensive than the CCPA. There is also continued legislative interest in passing a federal privacy law. In addition to data protection laws, countries and states in the U.S. are enacting cybersecurity laws and regulations. For example, the New York State Department of Financial Services issued in 2017 cybersecurity regulations which imposed an array of detailed security measures on covered entities. These requirements were phased in and the last of them came into effect on March 1, 2019. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.
Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our vendors. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. Unauthorized disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business (if they fail to meet the standards we impose) could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Given the complexity of operationalizing the various privacy laws such as the GDPR and the CCPA, the maturity level of proposed compliance frameworks and the continued lack of clarity on how to implement their requirements, we and our clients are at risk of enforcement actions taken by E.U. and other data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.
Legal and Regulatory Risks
We are subject to significant uninsured exposures arising from errors and omissions, breach of fiduciary duty and other claims.
Our businesses provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory and actuarial services, to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty and similar claims, which we refer to collectively as "E&O claims." In our Risk and

Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. In our Consulting segment, where we increasingly act in a fiduciary capacity through our investments business, such claims could include allegations of damages arising from the provision of consulting, investments, actuarial, pension administration and other services. We may also be exposed to claims related to assets or solutions offered by the Consulting segment in complement to its traditional consulting services. These Consulting segment services frequently involve complex calculations and other analysis, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing individual financial planning advice including investment advice and advice relating to cashing out of defined benefit pension plans; (v) providing investment advice, including guidance on asset allocation and investment strategy, and (vi) managing client assets, including the selection of investment managers and implementation of the client’s investment policy. We provide these services to a broad client base, including clients in the public sector for our investment services. Matters often relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
In establishing liabilities for E&O claims under U.S. generally accepted accounting principles ("U.S. GAAP"), the Company uses case level reviews by inside and outside counsel, actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is assessed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the judgment involved in estimating and establishing liabilities in accordance with U.S. GAAP, as well as the unpredictability of E&O claims and the litigation that can flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's business, results of operations or financial condition.
We are subject to regulatory investigations, reviews and other inquiries that consume significant management time and, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition.
We are subject to regulatory investigations, reviews and other inquiries that consume significant management time and, if determined unfavorably to us, could have a material adverse effect on our business, results of operations or financial condition. For example, in October 2017, the Company received a notice that the Directorate-General for Competition of the European Commission had commenced a civil investigation of a number of insurance brokers, including both Marsh and JLT, regarding "the exchange of commercially sensitive information between competitors in relation to aviation and aerospace insurance and reinsurance broking products and services in the European Economic Area, as well as possible coordination between competitors." In January 2019, we received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including both Marsh and JLT, and insurers “to investigate an alleged sharing of sensitive commercial and competitive confidential information” in the aviation insurance and reinsurance sector. In addition, upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019.
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
Our activities are subject to extensive regulation under the laws of the United States and its various states, the United Kingdom, the European Union and its member states and the other jurisdictions in which we operate. For example, we are subject to regulation by agencies such as the Securities and Exchange Commission, FINRA and state insurance regulators in the United States, the FCA and the Competition and Markets Authority (CMA) in the United Kingdom, and the European Commission in the European Union, as further described above under Part I, Item 1 - Business (Regulation) of this report. We are also subject to trade sanctions laws relating to countries such as Cuba, Crimea, Iran, North Korea, Russia, Syria and Venezuela, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, cybersecurity, taxation, anti-trust and competition, immigration, wage-and-hour standards and employment and labor relations.
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
Our business or reputation could be harmed by our reliance on third-party providers or introducers.
We currently partner with a large volume of third-party providers to meet the needs of our clients around the world. In certain limited instances, we also work with third-party introducers that provide services for public sector clients.
There is a risk that our third-party providers or introducers engage in business practices that are prohibited by our internal policies or violate applicable laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act.

Acquisitions and Dispositions Risks
We face risks when we acquire businesses, including risks relating to our integration of JLT.
We have a history of making acquisitions and investments, including a total of 123 in the period from 2013 to 2019. In particular, we completed the acquisition of the Jardine Lloyd Thompson Group plc ("JLT") on April 1, 2019 (the “JLT Transaction”). We may not be able to successfully integrate the business of JLT or any other businesses that we acquire into our own business, or achieve any expected cost savings or synergies from the integration of JLT or any other such integration. The potential difficulties that we may face which could cause the results of the acquisition of JLT or any other business to differ from our expectations, include, but are not limited to, the following:

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

•
weaknesses and vulnerabilities in an acquired entity’s information systems, either before or after the acquisition, which could expose us to unexpected liabilities or make our own systems more vulnerable to a cyberattack;

•	changes in applicable laws and regulations or their interpretations, including changes in tax laws, employment regulations and changes in the U.K. and Europe related to Brexit;

•	diversion of attention and resources of management;

•	promoting or retaining a positive corporate culture;

•	retaining and obtaining required regulatory approvals, licenses and permits;

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

•
compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, including the U.K. Anti-Bribery Act, U.S. Foreign Corrupt Practices Act and U.S. anti-money laundering and sanctions laws.

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
We expect that acquisitions will continue to be a key part of our business strategy. Our success in this regard will depend on our ability to identify and compete for appropriate acquisition candidates and to finance and complete the transactions we decide to pursue on favorable terms with positive results.

When we dispose of businesses, we may continue to be subject to certain liabilities of that business after its disposition relating to the prior period of our ownership and may not be able to negotiate for limitations on those liabilities. We are also subject to the risk that the sales price is less than the amount reflected on our balance sheet.
Competitive Risks
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
Across all of our businesses, our colleagues are critical to developing and retaining client relationships as well as performing the services on which our revenues are earned. It is therefore important for us to attract, incentivize and retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent, the general mobility of colleagues and fostering a diverse and inclusive workplace.
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
Failure to maintain our corporate culture could damage our reputation.
We strive to foster a culture in which our colleagues act with integrity and feel comfortable speaking up about potential misconduct. We are a people business, and our ability to attract and retain colleagues and clients is dependent upon our commitment to a diverse and inclusive workplace, trustworthiness, ethical business practices and other qualities. Our colleagues are the cornerstone of this culture, and acts of misconduct by any colleague, and particularly by senior management, could erode trust and confidence and damage our reputation among existing and potential clients and other stakeholders.
In addition, there is increased focus, including from governmental organizations, investors, colleagues and clients, on environmental, social and governance (ESG) issues such as climate change.  Our reputation could be damaged if we do not, or are perceived not to, adequately address these issues.
We face significant competitive pressures in each of our businesses, including from disintermediation, as our competitive landscape continues to evolve.
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
In our Risk and Insurance Services segment, in addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete intensely against a wide range of other insurance and reinsurance brokerage and risk advisory firms that operate on a global, regional, national or local scale for both client business and employee talent. In recent years, private equity sponsors have invested tens of billions of dollars into the insurance brokerage sector, transforming existing players and creating new ones to compete with large global and regional brokers. We also compete with in-house brokers, captive insurance companies, insurance and reinsurance companies that market and service their insurance products directly to consumers and without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services or alternatives to traditional brokerage services, including those that rely almost exclusively on technological solutions or platforms. This competition is intensified by an often "syndicated" or "distributed" approach to the purchase of insurance and reinsurance brokerage services, where a client engages multiple brokers to service different portions of the client's account. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to our clients that serve as substitutes for traditional insurance.
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
Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge, or consolidate or combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. Any of these or similar possible results of increasing or evolving industry consolidation could adversely affect our business. For example, as insurance and reinsurance companies continue to consolidate, Guy Carpenter’s smaller client base may be more susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace. In addition, in our Consulting segment in Australia, Mercer faces increased competitive pressure as the superannuation industry is consolidating, and superannuation providers, such as Mercer, face increased downward pressure on fees.
We rely on a large number of vendors and other third parties to perform key functions of our business operations and to provide services to our clients. These vendors and third parties may act in ways that could harm our business.
We rely on a large number of vendors and other third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, business process management, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokers and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers, risk modeling providers, and providers of human resource functions, such as recruiters. Many of these providers are located outside the U.S., which exposes us to business disruptions and political risks inherent when conducting business outside of the U.S. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions or operations may adversely impact us and replacing these service providers could create significant delay in services or operations and additional expense.
A failure by the third parties to (i) comply with service level agreements in a high quality and timely manner, particularly during periods of our peak demand for their services, (ii) maintain adequate internal controls that may impact our own financial reporting, or (iii) adequately maintain the confidentiality of any of our data or trade secrets or adequately protect or properly use other intellectual property to which they may have access, could result in economic and reputational harm to us. These third parties also face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or Company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, non-compliance with legal, regulatory or contractual obligations, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business.

Business Resiliency Risks
Our inability to successfully recover should we experience a disaster or other business continuity or data recovery problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyberattack (including manipulating the control systems of critical infrastructure), power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have significant operations and approximately 3,300 and 5,200 colleagues in those respective locations, and in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks or military conflicts.
Our operations depend in particular upon our ability to protect our technology infrastructure against damage. If a business continuity event occurs, we could lose client or Company data or experience interruptions to our operations or delivery of services to our clients, which could have a material adverse effect. A cyberattack or other business continuity event affecting us or a key vendor or other third party could result in a significant and extended disruption in the functioning of our information technology systems or operations or our ability to recover data, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. For example, hackers have increasingly targeted companies by attacking internet-connected industrial control and safety control systems. An extended outage could result in the loss of clients and a decline in our revenues. In the worst case, any manipulation of the control systems of critical infrastructure may even result in the loss of life.
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
Financial Risks
Our results of operations and investments could be adversely affected by macroeconomic conditions, political events and market conditions.
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
The United Kingdom’s exit from the European Union, referred to as "Brexit," continues to create political and economic uncertainty, particularly in the United Kingdom and the European Union. The British government and the E.U. continue to negotiate the terms of the U.K.'s future relationship with the E.U. There remains inevitable uncertainty on topics such as financial laws and regulations, tax and free trade agreements, immigration laws and employment laws. We have significant operations and a substantial workforce in the U.K. Approximately 16% of our revenue is from the U.K., and the uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business. The effects of Brexit will depend on the agreements the U.K. makes to retain access to European Union markets during a transitional period and more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose clients and colleagues. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. These developments may have a material adverse effect on global economic conditions and the stability of financial markets, both in the U.K. and globally. Any of these factors could affect the demand for our services. Furthermore, currency exchange rates in GBP and the euro with respect to each other and the U.S. dollar have already been adversely affected by these developments. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results.
In addition, any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” which could affect the volume of economic activity and performance of stock markets in the United States, including demand for our services.
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
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. As of December 31, 2019, our receivables for our commissions and fees were approximately $4.6 billion, or approximately one-quarter of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.
Macroeconomic or political conditions could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
We may not be able to obtain sufficient financing on favorable terms.
The maintenance and growth of our business, including our ability to finance acquisitions, the payment of dividends and our ability to make share repurchases rely on our access to capital, which depends in large part on cash flow generated by our business and the availability of equity and debt financing. Certain of our businesses such as GC Securities, a division of MMC Securities, LLC and MMC Securities (Europe) Limited also rely on financings by us to fund their underwriting of debt and equity capital raising offerings by their clients. We incurred significant debt to finance the JLT Transaction, and there can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms. In addition, our ability to obtain financing will depend in part upon prevailing conditions in credit and capital markets, which are beyond our control.
Our defined benefit pension plan obligations could cause the Company's financial position, earnings and cash flows to fluctuate.
Our defined benefit pension obligations and the assets set aside to fund those obligations are sensitive to certain changes in the financial markets. Any such changes may result in increased pension expense or additional cash payments to fund these plans.
The Company has significant defined benefit pension obligations to its current and former employees, including obligations assumed as part of the JLT Transaction, totaling approximately $17.6 billion, and related plan assets of approximately $17.0 billion, at December 31, 2019 on a U.S. GAAP basis. As part of the JLT Transaction, the Company assumed responsibility for a number of pension plans throughout the world, with $255 million of net pension liabilities as of December 31, 2019 ($1,003 million in liabilities and $748 million of plan assets as of December 31, 2019). The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the United States, contributions to these plans are based on ERISA guidelines. Outside the United States, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustees. Currently, the use of these assumptions results in a lower funded status than determined under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
The financial calculations relating to our defined benefit pension plans are complex. Pension plan assets could decrease as the result of poor future asset performance. In addition, the estimated return on plan assets would likely be impacted by changes in the interest rate environment and other factors, including equity valuations, since these factors reflect the starting point used in the Company’s projection models. For example a reduction in interest rates may result in a reduction in the estimated return on plan assets. Also, pension plan liabilities, periodic pension expense and future funding amounts could increase as a result of a decline in the interest rates we use to discount our pension liabilities, longer lifespans than those reflected in our mortality assumptions, changes in investment markets that result in lower expected returns on assets, actual investment return that is less than the expected return on assets, adverse changes in laws or regulations and other variables.
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
Approximately 53% of our business is located outside of the United States. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In certain jurisdictions, however, while Risk and Insurance Services operations generate revenue in a number of different currencies, expenses are almost entirely incurred in local currency. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because the non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue, exchange rate movement can have a significant impact on our business, financial condition, results of operations and cash flow. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
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
Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results may occur due to several factors. These include:

•	the number of client engagements during a quarter;

•	the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;

•	fluctuations in hiring and utilization rates and clients' ability to terminate engagements without penalty;

•	potential limitations on the clients or industries we serve resulting from increased regulation or changing stakeholder expectations on ESG issues;

•	the impact of changes in accounting standards or in our accounting estimates or assumptions, including from the adoption of the revenue recognition, pension or lease accounting standards;

•	the impact on us or our clients of changes in legislation, regulation and legal guidance or interpretations in the jurisdictions in which we operate, including with respect to the TCJA;

•	seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;

•	the success of our acquisitions or investments;

•
macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in its investments business and certain other business lines are derived from the value of assets under management or administration; and

•
general economic conditions, including factors beyond our control affecting economic conditions such as severe weather, climate change, global health crises and pandemics, geopolitical unrest or other catastrophic events, since our results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.

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
We have significantly increased our debt as a result of the JLT acquisition, which could adversely affect our financial flexibility.
As of December 31, 2019, we had total consolidated debt outstanding of approximately $12.0 billion. In 2019 alone, we incurred $6.5 billion of additional debt to finance the JLT acquisition.

The level of debt outstanding could adversely affect our financial flexibility by reducing our cash flows and our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. In addition, we are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us. We also face the risk of a credit rating downgrade if we do not retire or refinance the debt to levels acceptable to the credit rating agencies in a timely manner.
The ongoing effects from the 2017 Tax Cuts and Jobs Act continue to make our results more difficult to predict.
Our effective tax rate may fluctuate in the future as a result of the 2017 Tax Cuts and Jobs Act (the "TCJA") and the continuing issuance of interpretive guidance related to the TCJA. The TCJA included significant changes in U.S. income tax law that has a meaningful impact on our provision for income taxes and requires significant judgments and estimates in interpretation and calculations. Given the significant complexity of the TCJA, the potential for new legislation or additional guidance from U.S. Treasury, the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory authorities related to the TCJA, recognized impacts in future periods could be significantly different from our current estimates. Such uncertainty may also result in increased scrutiny from, or disagreements with, tax authorities.
The enacted tax legislation included, among other provisions, a reduction in the corporate tax rate, new limitations on the deductibility of net interest, a tax on Global Intangible Low-Taxed Income ("GILTI"), and the Base Erosion and Anti-Abuse Tax ("BEAT"). With respect to GILTI, we are experiencing relatively high effective tax rates on our foreign source earnings because of the limitation on foreign tax credits on income already subject to tax rates higher than the U.S. rate. The provision continues to be subject to regulatory guidance and possible legislative changes, which make predicting its impact on our tax rate difficult. In addition, the interaction of GILTI with the interest expense limitations may negatively impact our effective tax rate. Also, due to the lack of court cases testing the TCJA and related regulations, it cannot be certain that we will not be subject to the BEAT. The BEAT levies a significant tax on cross border payments to related group companies. While we operate in a manner that currently limits our exposure to BEAT, uncertainty about the financial impact on us of this tax remains and there can be no assurance that we will not be subject to material amounts of BEAT in the future.
Global Operations
We are exposed to multiple risks associated with the global nature of our operations.
We conduct business globally. In 2019, approximately 53% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees were located outside the United States. The JLT Transaction significantly expanded our non-U.S. operations in jurisdictions such as the U.K., Asia, South America and Australia, and we expect to expand our non-U.S. operations further.
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

•
unexpected increases in taxes or changes in U.S. or foreign tax laws, rulings, policies or related legal and regulatory interpretations, including recent international initiatives to require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by, or cause disagreements with, foreign tax authorities and the potential imposition of new global minimum tax;

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

•
potential costs and difficulties in complying, or monitoring compliance, with foreign and U.S. laws and regulations that are applicable to our operations abroad, including trade sanctions laws relating to countries such as Cuba, Crimea, Iran, North Korea, Russia, Syria and Venezuela and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010;

•
limitations or restrictions that foreign or U.S. governments and regulators may impose on the products or services we sell, the methods by which we sell our products and services and the manner in which and the amounts we are compensated;

•	potential limitations or difficulties in protecting our intellectual property in various foreign jurisdictions;

•	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;

•	engaging and relying on third parties to perform services on behalf of the Company; and

•	potential difficulties in monitoring employees in geographically dispersed locations.
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 57% of the Company's total revenue in 2019. Our business in this segment is subject to particular risks.
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
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. The vast majority of the compensation that Marsh receives is in the form of retail fees and commissions that are paid by the client or paid from premium that is paid by the client. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased in the last several years, both on an underlying basis and through acquisition. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including services relating to the administration and management of quota shares, panels and other facilities); and (iii) contingent commissions, primarily at MMA and outside the U.S., paid by insurers based on factors such as volume or profitability. These other revenue streams present potential regulatory, litigation and reputational risks that may arise from alleged anti-competitive behavior or conflicts of interest, and future changes in the regulatory environment may impact our ability to collect such revenue. Adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 43% of our total revenue in 2019. Our businesses in this segment are subject to particular risks.
Mercer’s Investments business is subject to a number of risks, including risks related to third-party investment managers, operational risk, conflicts of interest, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s Investments business provides clients with investment consulting and investment management (also referred to as "delegated solutions" or "fiduciary management") services. In the investment consulting business, clients make and implement their own investment decisions based upon advice provided by Mercer. In its delegated solutions business, Mercer implements the client’s investment policy by engaging and overseeing third-party asset managers who determine which investments to buy and sell. To effect implementation of a client’s investment policy, Mercer may utilize its "manager of managers" investment funds.

Mercer’s Investments business is subject to a number of risks, including risks related to third-parties, our operations, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly implement a client’s investment policy, which could cause an incorrect or untimely allocation of client assets among asset managers or strategies. Mercer may also be perceived as recommending certain asset managers to clients, or offering delegated solutions to an investment consulting client, solely to enhance its own compensation. Asset classes may perform poorly, or asset managers may underperform their benchmarks, due to poor market performance, a downturn in the global equity markets, negligence or other reasons, resulting in poor returns or loss of client capital. Changes in the value levels of equity, debt, real assets, commodities, foreign exchange or other asset markets, in particular as a result of a downturn in the global markets, may cause our assets under management, revenue and earnings to decline. These risks, if realized, could result in significant liability and damage our business.
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
In addition, some of Mercer's Investments business generate fees based upon the value of the clients’ assets under management or advisement. Changes in the value of equity, debt, currency, real estate, commodities or other asset classes could cause the value of assets under management or advisement, and the fees received by Mercer, to decline. Such changes could also cause clients to withdraw funds from Mercer’s Investments business in favor of other investment service providers. In either case, our business, financial condition and results of operations could be materially and adversely affected. Mercer’s Investments business also could be adversely affected by an accelerated shift away from actively managed investments to passively managed investments with associated lower fees. Further, revenue received by Mercer as investment manager to the majority of the Mercer-managed investment funds is reported in accordance with U.S. GAAP on a gross basis rather than a net basis, with sub-advisor fees reflected as an expense. Therefore, the reported revenue for these offerings does not fully reflect the amount of net revenue ultimately attributable to Mercer.
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
Mercer currently provides corporate trustees, multi-employer and public clients with actuarial, consulting and administration services relating to defined benefit pension plans. The nature of our work is complex. Many clients, particularly in the public sector, have sizeable pension deficits and are subject to impact from volatility in the global stock markets and interest rate fluctuations. A number of Mercer's clients have frozen or curtailed their defined benefit plans and have moved to defined contribution plans resulting in reduced revenue for Mercer's retirement business. These developments and a continued or accelerated rate of decline in revenues for our defined benefit pension plans business could adversely affect Mercer's business and operating results. In addition, our actuarial services involve numerous assumptions and estimates regarding future events, including interest rates used to discount future liabilities, estimated rates of return for a plan's assets, healthcare cost trends, salary projections and participants' life expectancies. Our consulting services involve the drafting and interpretation of trust deeds and other complex documentation governing pension plans. Our administration services include calculating benefits within complicated pension plan structures. Our investments services include investment advice and management relating to defined benefit pension plan assets intended to fund present and future benefit obligations. Clients dissatisfied with our services have brought, and may bring, significant claims against us, particularly in the United States and the United Kingdom.
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
The profitability of our Consulting businesses depends in part on ensuring that our consultants maintain adequate utilization rates (i.e., the percentage of our consultants' working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

•	our ability to transition consultants promptly from completed projects to new assignments, and to engage newly-hired consultants quickly in revenue-generating activities;

•	our ability to continually secure new business engagements, particularly because a portion of our work is project-based rather than recurring in nature;

•	our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;

•	our ability to retain key colleagues and consulting professionals;

•	unanticipated changes in the scope of client engagements;

•	the potential for conflicts of interest that might require us to decline client engagements that we otherwise would have accepted;

•	our need to devote time and resources to sales, training, professional development and other non-billable activities;

•	the potential disruptive impact of acquisitions and dispositions; and

•	general economic conditions.
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
Item 3.    Legal Proceedings.
In April 2017, the Financial Conduct Authority in the United Kingdom (the "FCA") commenced a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA carried out an on-site inspection at the London offices of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom, and JLT Specialty Ltd., JLT's U.K. operating subsidiary. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited, JLT Specialty Ltd. and other participants in the market had been sharing competitively sensitive information within the aviation insurance and reinsurance broking sector.
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
Additional information regarding certain legal proceedings and related matters is set forth in Note 16 to the consolidated financial statements appearing under Part II, Item 8 ("Financial Statements and Supplementary Data") of this report.
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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2019 and 2018 and each quarterly period thereof:

	2019 Stock Price Range		2018 Stock Price Range
	High	Low	High	Low
First Quarter	$94.96	$77.85	$85.94	$78.69
Second Quarter	$100.20	$91.67	$84.52	$78.60
Third Quarter	$103.37	$94.81	$87.89	$81.38
Fourth Quarter	$113.94	$95.00	$89.59	$74.30
Full Year	$113.94	$77.85	$89.59	$74.30
On February 18, 2020, the closing price of the Company’s common stock on the NYSE was $119.45.
During 2019, the Company repurchased 4.8 million shares of its common stock for total consideration of $485 million. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of December 31, 2019, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2019	553,907	$97.4891	553,907	$511,753,209
Nov 1-30, 2019	685,452	$105.0219	685,452	$2,482,000,302
Dec 1-31, 2019	537,171	$109.858	537,171	$2,422,987,756
Total	1,776,530	$104.1355	1,776,530	$2,422,987,756

Item 6.    Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2019	2018	2017	2016	2015
Revenue	$16,652	$14,950	$14,024	$13,211	$12,893
Expense:
Compensation and Benefits	9,734	8,605	8,085	7,694	7,569
Other Operating Expenses	4,241	3,584	3,284	3,086	3,140
Operating Expenses	13,975	12,189	11,369	10,780	10,709
Operating Income (a)	2,677	2,761	2,655	2,431	2,184
Other net benefits credits	265	215	201	233	235
Interest Income	39	11	9	5	13
Interest Expense	(524)	(290)	(237)	(189)	(163)
Cost of Extinguishment of Debt	(32)	—	—	—	—
Investment income (loss)	22	(12)	15	—	38
Acquisition Related Derivative Contracts	(8)	(441)	—	—	—
Income Before Income Taxes	2,439	2,244	2,643	2,480	2,307
Income Tax Expense (b)	666	574	1,133	685	671
Income From Continuing Operations	1,773	1,670	1,510	1,795	1,636
Discontinued Operations, Net of Tax	—	—	2	—	—
Net Income Before Non-Controlling Interests	1,773	1,670	1,512	1,795	1,636
Less: Net Income Attributable to Non-Controlling Interests	31	20	20	27	37
Net Income Attributable to the Company	$1,742	$1,650	$1,492	$1,768	$1,599
Basic Net Income Per Share Information:
Income From Continuing Operations	$3.44	$3.26	$2.91	$3.41	$3.01
Income From Discontinued Operations	—	—	—	—	—
Net Income Attributable to the Company	$3.44	$3.26	$2.91	$3.41	$3.01
Average Number of Shares Outstanding	506	506	513	519	531
Diluted Income Per Share Information:
Income From Continuing Operations	$3.41	$3.23	$2.87	$3.38	$2.98
Discontinued Operations, Net of Tax Per Share	—	—	—	—	—
Net Income Attributable to the Company	$3.41	$3.23	$2.87	$3.38	$2.98
Average Number of Shares Outstanding	511	511	519	524	536
Dividends Paid Per Share	$1.74	$1.58	$1.43	$1.30	$1.18
Return on Average Equity	22%	22%	22%	27%	23%
Year-End Financial Position:
Working capital	$389	$1,010	$1,300	$802	$1,336
Total assets	$31,357	$21,578	$20,429	$18,190	$18,216
Long-term debt	$10,741	$5,510	$5,225	$4,495	$4,402
Total equity	$7,943	$7,584	$7,442	$6,272	$6,602
Total shares outstanding (net of treasury shares)	504	504	509	514	522
Other Information:
Number of employees	76,000	66,000	64,000	60,000	60,000
Stock price ranges—
U.S. exchanges — High	$113.94	$89.59	$86.54	$69.77	$59.99
— Low	$77.85	$74.30	$66.75	$50.81	$50.90

(a)
Includes the impact of net restructuring costs of $112 million, $161 million, $40 million, $44 million, and $28 million in 2019, 2018, 2017, 2016 and 2015, respectively, and JLT integration, restructuring and acquisition related costs of $485 million in 2019 and $12 million in 2018.

(b)	Income tax expense in 2017 includes a $460 million provisional charge related to the enactment of U.S. tax reform.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", appearing under Part II, Item 7 of this report, for discussion of significant items affecting the results of operations in 2019 and 2018.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice and solutions in risk, strategy and people. Its businesses include: Marsh, the insurance broker, intermediary and risk advisor; Guy Carpenter, the risk and reinsurance specialist; Mercer, the provider of HR and Investment related financial advice and services; and Oliver Wyman Group, the management, economic and brand consultancy. With 76,000 colleagues worldwide and annual revenue of $17 billion, the Company provides analysis, advice and transactional capabilities to clients in more than 130 countries.
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
Changes to Requirements for Prior Year Discussion of Results
On March 20, 2019, the Securities and Exchange Commission ("SEC") adopted changes to its rules and forms in an effort to modernize and simplify disclosure requirements for public companies. These rule changes include a registrant's option to omit the earliest year in its discussion in Management's Discussion and Analysis ("MD&A"). Under the previous rules, registrants generally provided a discussion covering the three-year period of the financial statements with year-to-year comparisons. The amendments allow registrants to eliminate the discussion of the earliest of the three years, if such a discussion was included in a prior 10-K filing and if there were no material changes to such older periods. The Company has elected to adopt this rule change and eliminate the prior year-to-year comparisons in this current December 31, 2019 Annual Report on Form 10-K filing. For information on fiscal 2017 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2018.
Acquisition of JLT
On April 1, 2019, the Company completed the acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. Under the terms of the Transaction, JLT shareholders received £19.15 in cash for each JLT share, which valued JLT’s existing share capital at approximately £4.3 billion (or approximately $5.6 billion based on the exchange rate of U.S. $1.31:£1) on the Transaction closing date.
JLT's results of operations for the period April 1, 2019 through December 31, 2019 are included in the Company’s results of operations for 2019. Under applicable accounting guidance, JLT's results of operations for the period January 1 through March 31, 2019 and for the years ended 2018 and 2017 are not included in the Company's results of operations and therefore, affect comparability. Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included in Guy Carpenter and the majority of JLT's Employee Benefits business was included in Mercer Health and Wealth.

Upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019. Please see the "Risk Factors" section of this Annual Report on Form 10-K for risks associated with the acquisition.
The Company’s results for the year ended December 31, 2019 were impacted by JLT related acquisition, restructuring and integration costs as well as legacy MMC restructuring programs as discussed in Note 14 to the consolidated financial statements.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 5 to the consolidated financial statements.
This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.
Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2019	2018	2017
Revenue	$16,652	$14,950	$14,024
Expense
Compensation and Benefits	9,734	8,605	8,085
Other Operating Expenses	4,241	3,584	3,284
Operating Expenses	13,975	12,189	11,369
Operating Income	$2,677	$2,761	$2,655
Income Before Income Taxes	$2,439	$2,244	$2,643
Income from Continuing Operations	$1,773	$1,670	$1,510
Discontinued Operations, Net of Tax	—	—	2
Net Income Before Non-Controlling Interests	$1,773	$1,670	$1,512
Net Income Attributable to the Company	$1,742	$1,650	$1,492
Basic net income per share
– Continuing Operations	$3.44	$3.26	$2.91
– Net income attributable to the Company	$3.44	$3.26	$2.91
Diluted net income per share
– Continuing operations	$3.41	$3.23	$2.87
– Net income attributable to the Company	$3.41	$3.23	$2.87
Average number of shares outstanding
– Basic	506	506	513
– Diluted	511	511	519
Shares outstanding at December 31,	504	504	509
Consolidated operating income was $2.7 billion in 2019 compared with $2.8 billion in 2018. Improvements in the Company's ongoing operating results, both legacy and from the inclusion of JLT's results beginning on April 1, 2019 was offset by the year-over-year increase in JLT integration, restructuring and acquisition related costs as per the chart below.
Income before income taxes increased 9% to $2.4 billion as compared to $2.2 billion in 2018, reflecting the change in operating income discussed immediately above and the increase in year-over-year interest expense, primarily related to new debt issued to finance the JLT Transaction, partly offset by lower derivative related costs, pension settlement charges and the 2018 impairment charge related to Alexander Forbes.
Diluted earnings per share increased 6% to $3.41 in 2019 compared with $3.23 in 2018. This increase is a result of the factors discussed above, and a lower effective tax rate in 2019. Average diluted shares outstanding for 2019 remained unchanged from 2018 at 511 million. Share repurchases during the year were offset by the shares issued related to vesting of share awards and the exercise of employee stock options.
Risk and Insurance Services operating income decreased $31 million, or 2%, in 2019 compared with 2018. Revenue increased 17%, reflecting a 4% increase on an underlying basis partly offset by a 2% decrease from the impact of foreign currency translation. Expense increased 22% or 5% on an underlying basis in 2019 compared with 2018 primarily due to JLT related integration, restructuring and acquisition related costs.
Consulting operating income increased $111 million, or 10%, to $1.2 billion in 2019 compared with 2018, reflecting the combined impact of increases in revenue of 5% and expense of 4%.
The following chart summarizes the activity related to the restructuring and noteworthy items discussed in more detail below:

	Twelve Months Ended December 31,
(In millions)	2019	2018	2017
Restructuring costs, excluding JLT	$112	$161	$40
JLT integration and restructuring costs	335	—	—
JLT acquisition related costs	150	12	—
Impact on operating income	597	173	40
Change in fair value of acquisition related derivative contracts	8	441	—
Pension settlement charges	7	42	54
Early extinguishment of JLT debt	32	—	—
JLT related interest income - pre-acquisition	(25)	—	—
JLT related interest expense - pre-acquisition	53	30	—
Investment loss (impairment loss)	—	83	—
Impact on income before taxes	$672	$769	$94
In 2019 and 2018, the Company’s results of operations and earnings per share were significantly impacted by the following items:

•
Restructuring costs, excluding JLT: Includes severance and related charges from restructuring activities, adjustments to restructuring liabilities for future rent under non-cancellable leases and other real estate costs, and restructuring costs related to the integration of recent acquisitions. These costs are discussed in more detail in Note 14 of the consolidated financial statements.

•
JLT integration and restructuring costs: Includes costs incurred for staff reductions, lease related exit costs as well as consulting costs related to the JLT Transaction. These costs are discussed in more detail in Note 14 of the consolidated financial statements.

•
JLT acquisition related costs: Includes advisor fees and stamp duty taxes related to the closing of the JLT Transaction and retention costs. These costs are reflected as part of net operating income. Also includes the loss on the sale of JLT's aerospace business, which is included in revenue.

•
Change in fair value of acquisition related derivatives: In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, in September 2018, the Company entered into a deal contingent foreign exchange contract (the "FX Contract") to, solely upon consummation of the JLT Transaction, purchase £5.2 billion and sell a corresponding amount of U.S. dollars at a contracted exchange rate. The FX Contract is discussed in Note 11 to the consolidated financial statements. An unrealized loss of $325 million related to the fair value changes to this derivative was recognized in the consolidated statement of income for the year ended December 31, 2018, largely due to the depreciation of the GBP from September 2018. In 2019, the Company recorded a gain of $31 million upon final settlement of the FX Contract.
In addition, to hedge the economic risk of increases in interest rates prior to its issuance of senior notes in January 2019, in the fourth quarter of 2018, the Company entered into Treasury lock contracts related to $2 billion of the expected debt issuance. These economic hedges were not designated as accounting hedges. The Company recorded an unrealized loss of $116 million related to the changes in the fair value of these derivatives in the consolidated statement of income for the year ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the Treasury lock contracts and made a payment to its counter party for $122 million. In 2019, an additional charge of $6 million was recorded to the consolidated statement of income related to the settlement of the Treasury lock derivatives.

•
JLT related interest income and expense: To secure funding for the Transaction, the Company entered into a bridge loan agreement with aggregate commitments of £5.2 billion in September 2018. The Company paid the customary upfront fees related to the bridge loan, which were amortized as interest expense based on the period of time the facility was expected to be in effect. The Company recorded interest expense of approximately $30 million for the year ended December 31, 2018 related to the amortization of the bridge loan fees and an additional $6 million in 2019 upon termination of the bridge loan agreement in connection with the closing of the JLT Transaction. The Company recorded approximately $47 million of interest expense related to the senior notes issued in the first quarter of 2019 and $25 million of interest income from the investment of the proceeds prior to the closing of the JLT Transaction

•
Investment loss-impairment charge: The Company owns approximately 34% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. Based on the duration of time and the extent to which the shares traded below their cost, the Company concluded the decline in value of the investment was other than temporary and recorded a charge of $83 million in the 2018 consolidated statement of income. See Note 5 to the consolidated financial statements for additional information regarding the pending sale of the Company's remaining investment in AF.

•
Pension settlement charge: The Defined Benefit Pension Plans in the U.K. and certain other countries allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy under applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the sum of service cost plus interest cost components of net period pension cost of a plan for the year ("settlement thresholds"). The amount of lump sum payments through December 31, 2018 exceeded the settlement thresholds in two of the U.K. plans. The Company recorded non-cash settlement charges, primarily related to these plans of $42 million and $54 million for the years ended December 31, 2018 and 2017, respectively, of which approximately 90% impacted Risk and Insurance Services. In 2019, the Company recorded $7 million of non-cash pension settlement charges related to certain of its non U.S. plans.

JLT Integration and Restructuring Costs
The Company is currently integrating JLT, which is discussed in more detail in Note 14 to the consolidated financial statements, and will incur costs in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. Based on current estimates, the Company expects to incur pre-tax charges of $700 million, of which approximately $625 million will be cash charges. These costs reflect $335 million incurred in 2019 and projected costs of approximately $365 million, most of which will be incurred in 2020 and the remainder in 2021. Based on further analysis and review during the second half of 2019, the Company identified additional opportunities for further efficiencies that will result in additional future cost savings and is currently tracking ahead of our prior guidance. The Company expects to achieve run rate savings of at least $350 million. The Company has realized cost savings in 2019 of approximately $125 million and expects to achieve the remainder by the end of 2021. The Company incurred cash charges of approximately $265 million during 2019 and expects most of the remaining cash expenditures to occur in 2020, with a modest amount in 2021, related to this initiative. These integration and restructuring plans are still being finalized, which may change our current cost and related savings estimates, as the Company continues to refine its detailed plans for each business and location.
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
The calculation of underlying revenue growth for the twelve-month period ended December 31, 2019, is calculated as if MMC and JLT were a combined company a year ago, but excludes the impact of currency and other acquisitions, dispositions, and transfers among businesses. Combined prior year revenue information for MMC and JLT for the twelve-month periods ended December 31, 2018 are presented below. The unaudited 2018 JLT revenue amounts in the "2018 including JLT" column reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and the Company's specific accounting policies, primarily related to development of constraints and subsequent release of those constraints related to the reinsurance business. The decrease in revenue due to the disposal of JLT's Aerospace business is reflected in the acquisitions/dispositions column beginning in June 2019, when the sale was completed. See the reconciliation of non-GAAP measures on page 55. All other acquisitions/dispositions activity is included in the acquisitions/dispositions column. Underlying expense growth is calculated in a similar manner.
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment are as follows:

	Year Ended December 31,			2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
(In millions, except percentage figures)	2019	2018	% Change GAAP Revenue			Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$8,014	$6,877	17%	$7,895	2%	(2)%	—	4%
Guy Carpenter	1,480	1,286	15%	1,442	3%	(1)%	(1)%	5%
Subtotal	9,494	8,163	16%	9,337	2%	(2)%	—	4%
Fiduciary Interest Income	105	65		78
Total Risk and Insurance Services	9,599	8,228	17%	9,415	2%	(2)%	—	4%
Consulting
Mercer	5,021	4,732	6%	5,001	—	(2)%	—	2%
Oliver Wyman Group	2,122	2,047	4%	2,047	4%	(2)%	—	6%
Total Consulting	7,143	6,779	5%	7,048	1%	(2)%	—	3%
Corporate/Eliminations	(90)	(57)		(57)
Total Revenue	$16,652	$14,950	11%	$16,406	2%	(2)%	—	4%

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			2018 Including JLT	% Change Including JLT in 2018	Components of Revenue Change Including JLT*
(In millions, except percentage figures)	2019	2018	% Change GAAP Revenue			Currency Impact	Acquisitions/ Dispositions/ Other	Underlying Revenue
Marsh:
EMEA	$2,482	$2,132	16%	$2,607	(5)%	(3)%	(2)%	1%
Asia Pacific	953	683	39%	948	1%	(3)%	(3)%	7%
Latin America	460	400	15%	515	(11)%	(8)%	(6)%	3%
Total International	3,895	3,215	21%	4,070	(4)%	(4)%	(3)%	3%
U.S./Canada	4,119	3,662	12%	3,825	8%	—	3%	5%
Total Marsh	$8,014	$6,877	17%	$7,895	2%	(2)%	—	4%
Mercer:
Wealth	2,369	2,185	8%	2,394	(1)%	(3)%	2%	—
Health	1,796	1,735	4%	1,793	—	(1)%	(3)%	5%
Career	856	812	5%	814	5%	(2)%	3%	5%
Total Mercer	$5,021	$4,732	6%	$5,001	—	(2)%	—	2%
* Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue was $17 billion in 2019, an increase of 11%, or 4% on an underlying basis. Revenue in the Risk and Insurance Services segment increased 17% in 2019 compared with 2018, or 4% on an underlying basis. Revenue increased 4% and 5% on an underlying basis at Marsh and Guy Carpenter, respectively, as compared with 2018. The Consulting segment's revenue increased 5% compared with 2018, or 3% on an underlying basis. Revenue increased 2% and 6% on an underlying basis at Mercer and Oliver Wyman Group, respectively, as compared with 2018.
Operating Expense
Consolidated operating expenses increased 15% in 2019 compared with 2018, or 4% on an underlying basis. The increase in underlying expenses is primarily due to the JLT acquisition, integration and restructuring as discussed in more detail in Notes 5 and 14 of the consolidated financial statements, as well as higher incentive compensation.
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
The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars, except percentages)	2019	2018	2017
Revenue	$9,599	$8,228	$7,630
Compensation and Benefits	5,370	4,485	4,171
Other Operating Expenses	2,396	1,879	1,728
Operating Expenses	7,766	6,364	5,899
Operating Income	$1,833	$1,864	$1,731
Operating Income Margin	19.1%	22.7%	22.7%
Revenue
Revenue in the Risk and Insurance Services segment increased 17% in 2019 compared with 2018, reflecting the inclusion of JLT for the last three quarters of 2019. Revenue grew 4% on an underlying basis partly offset by a 2% decrease related to the impact of foreign currency translation.
In Marsh, revenue increased 4% on an underlying basis, partly offset by a 2% decrease from the impact of foreign currency translation. U.S./Canada had underlying revenue growth of 5%. International operations increased 3% on an underlying basis, reflecting increases of 7% in Asia Pacific, 3% in Latin America and 1% in EMEA.
Guy Carpenter’s revenue increased 15% to $1.5 billion in 2019 compared with 2018, or 5% on an underlying basis.
Fiduciary interest income was $105 million in 2019 compared with $65 million in 2018 primarily due to the inclusion of JLT's results from April 1 to December 31, 2019.
The Risk and Insurance Services segment completed five acquisitions during 2019, other than JLT. Information regarding those acquisitions is included in Note 5 to the consolidated financial statements.
Expense
Expense in the Risk and Insurance Services segment increased 22% in 2019 compared with 2018, reflecting the inclusion of JLT for the last three quarters of 2019. The underlying expense increases of 5% and 3% from acquisitions, were partly offset by a 3% decrease from the impact of foreign currency. The increase in underlying expense reflects the impact of acquisition, restructuring and integration related costs of $326 million, primarily due to severance, lease related exit costs and consulting fees related to the JLT Transaction as well as higher incentive compensation.
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
The results of operations for the Consulting segment are presented below:

(In millions of dollars, except percentages)	2019	2018	2017
Revenue	$7,143	$6,779	$6,444
Compensation and Benefits	3,934	3,760	3,573
Other Operating Expenses	1,999	1,920	1,761
Operating Expenses	5,933	5,680	5,334
Operating Income	$1,210	$1,099	$1,110
Operating Income Margin	16.9%	16.2%	17.2%
Revenue
Consulting revenue in 2019 increased 5% compared with 2018, reflecting the inclusion of JLT for the last three quarters of 2019. Revenue increased 3% on an underlying basis, partly offset by a 2% decrease from the impact of foreign currency translation.
Mercer's revenue in 2019 increased 2% on an underlying basis. Mercer's year-over-year revenue comparison also reflects a 2% decrease from the impact of foreign currency translation. The underlying revenue growth reflects increases in both Career and Health of 5%, while Wealth remained flat. Oliver Wyman Group’s revenue increased 4% in 2019 compared with 2018, or 6% on an underlying basis.
Expense
Consulting expense in 2019 increased 4% compared with 2018, reflecting the inclusion of JLT for the last three quarters of 2019. The underlying expense increases of 2% was offset by a 2% decrease from the impact of foreign currency translation. The increase in underlying expense reflects higher incentive compensation and restructuring-related costs. Consulting expense in 2019 included $56 million related to a business restructuring at Mercer.
Corporate and Other
Corporate expense in 2019 was $366 million compared with $202 million in 2018. Expenses increased 54% on an underlying basis, primarily due to acquisition, integration and restructuring costs related to the JLT Transaction of $139 million recorded in 2019 as well as higher incentive compensation.
Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $39 million in 2019 compared with $11 million in 2018. Interest expense in 2019 was $524 million compared with $290 million in 2018. During the first quarter of 2019, the Company issued approximately $6.5 billion of senior notes related to the JLT acquisition. The funds were held in escrow and released for payment in April 2019, when the acquisition was completed. The increase in interest income from the prior year is primarily due to interest earned on these funds. The increase in interest expense was primarily due to new debt issuances related to the JLT acquisition.
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
The Company recorded net investment income of $22 million in 2019 which included $10 million related to mark-to-market changes to equity securities and $12 million of gains related to investments in private equity funds and other investments. The Company recorded a net investment loss of $12 million in 2018, that included an $83 million charge related to an other than temporary decline in the Company's equity method investment in Alexander Forbes (see Note 10 to the consolidated financial statements), partly offset by investment gains of $54 million related to mark-to-market changes in equity securities and $17 million related to investments in private equity funds and other investments.
Income Taxes
As noted above, on April 1, 2019, the Company completed the JLT Transaction. The integration of this global organization required intercompany transfers of acquired entities into the Company's country structures and combination of those entities within the equivalent Company businesses. The integration transactions were designed to be tax efficient. The Company's global effective tax rate on JLT's earnings was reduced compared to JLT's pre-acquisition tax rate by utilizing debt for the restructuring transactions to be capital efficient, and reducing the generation of post-acquisition tax losses by merging historically unprofitable JLT entities with profitable Company operations. The provisions for deferred taxes and uncertain tax positions have been established as part of the purchase price allocation as of April 1, 2019.
The broader JLT organization is now held under the Company, which makes it part of a U.S.-based multinational company and subjects it to full U.S. taxation.
In 2017, the tax reform legislation known as the "Tax Cuts and Jobs Act" (the "TCJA"), significantly changed the U.S. federal income tax regime. It provided for a reduction in the U.S. corporate tax rate to 21% and the creation of a quasi-territorial system to tax non-U.S. based operations, including adding a minimum tax on Global Intangible Low-Taxed Income ("GILTI"). The TCJA also changed the deductibility of certain expenses, primarily meals and entertainment, executive officers’ compensation and interest. As further discussed in Note 7 to the consolidated financial statements, in the fourth quarter of 2017, the Company recorded a provisional charge of $460 million related to the enactment of the TCJA, and this provisional charge was finalized in 2018. State treatment of certain TCJA provisions is still evolving.
The Company's consolidated effective tax rate was 27.3%, 25.6%, and 42.9% in 2019, 2018, and 2017, respectively. The rates in 2019 and 2018 reflect ongoing impacts of the TCJA, primarily the reduced 21% U.S. statutory tax rate, and certain tax planning benefits, largely offset by higher U.S. tax costs under the quasi-territorial system, greater disallowance of compensation and entertainment deductions, a decrease in excess tax benefits related to share compensation primarily due to the lower U.S. tax rate, lower federal benefit for State taxes and treatment by States of certain TCJA provisions. The 2019 rate reflects items related to the JLT acquisition, including non-deductible goodwill allocated to the sale of Aerospace and non-deductible expenses incurred in relation to the JLT acquisition. The 2018 rate includes the effect of a charge related to the Company’s investment in Alexander Forbes as discussed in Note 10. The tax rates in all periods reflect the impact of discrete tax matters, tax legislation, and nontaxable adjustments to contingent acquisition consideration.
The effective tax rate may vary significantly from period to period for the foreseeable future. The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. Thus, a shift in the mix of profits among jurisdictions can affect the effective tax rate. In 2019, pre-tax income in Barbados, Canada, Australia, Ireland, Germany, the U.K. and Bermuda accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 1%, 28%, 32%, 14%, 29%, 105% and 1% respectively.
In addition, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate, depending on estimates of the value of associated deferred tax assets which can be realized. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The details are provided in Note 7 of the consolidated financial statements. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws, rulings, policies or related legal and regulatory interpretations occur frequently and may also have significant favorable or adverse impacts on our effective tax rate.
As a U.S. domiciled parent holding company, the Company is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. The Company’s interest expense deductions are not currently limited. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States. Some of these expenses may not be deductible in the U.S., which may impact the effective tax rate.
The quasi-territorial tax regime provides an opportunity for the Company to repatriate foreign earnings more tax efficiently and there is less incentive for permanent reinvestment of these earnings. However, permanent reinvestment continues to be a component of the Company’s global capital strategy. The Company revised its permanent reinvestment assertion related to accumulated earnings that were subject to the 2017 transition tax of the TCJA, to facilitate repatriation of most of those accumulated earnings. For post-2017 years, including 2019, the Company continues to evaluate its global investment and repatriation strategy in light of our capital requirements, considering the TCJA and the quasi-territorial tax regime for future foreign earnings.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At December 31, 2019, the Company had approximately $1.0 billion of cash and cash equivalents in its foreign operations, which includes $178 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.

During 2019, the Company recorded foreign currency translation adjustments which increased net equity by $151 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $2.4 billion of cash from operations in both 2019 and 2018. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension-Related Items
Contributions
During 2019, the Company contributed $35 million to its U.S. pension plans and $87 million to non-U.S. pension plans compared to contributions of $30 million to U.S. plans and $82 million to non-U.S. plans in 2018.
In the United States, contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined under the ERISA guidelines. In 2019, the Company made $31 million of contributions to its non-qualified plans and $4 million to plans acquired in the JLT acquisition. The Company expects to contribute approximately $76 million to its U.S. pension plans in 2020, including $47 million to the US qualified plans to meet ERISA funding requirements and $29 million for its non-qualified plans.
The Company contributed $27 million to the U.K. plans in 2019, including an expense allowance of approximately $10 million. The Company's contributions to the U.K. plans in 2020 are expected to be approximately $39 million, including an expense allowance of $10 million.
Outside the United States, the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2019. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. For the MMC U.K. Pension Fund, a new agreement was reached with the trustee in the fourth quarter of 2019 based on the surplus funding position at December 31, 2018. Under the agreement no deficit funding is required until 2023. The funding level will be re-assessed during 2022 to determine if contributions are required in 2023. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2019 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period. In addition, in the U.K. the Company assumed responsibility for JLT's Pension Scheme ("JLT U.K. plan"). Deficit funding of approximately $28 million is expected during 2020 with a new funding agreement expected to be reached with the Trustee during 2020.
In the aggregate, the Company expects to contribute approximately $84 million to its non-U.S. defined benefit plans in 2020, comprising approximately $45 million to plans outside of the U.K. and $39 million to the U.K. plans.
Changes to Pension Plans
As part of the JLT Transaction, the Company assumed responsibility for a number of pension plans throughout the world, with $255 million of net pension liabilities as of December 31, 2019 ($1,003 million in liabilities and $748 million of plan assets as of December 31, 2019). The JLT U.K. plan has a defined benefit section which was frozen to future accruals in 2006 and a defined contribution section. The assets of the JLT U.K. plan are held in a trustee administered fund separate from the Company.
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $2.1 billion and $3.1 billion at December 31, 2019 for the U.S. plans and non-U.S. plans, respectively, compared with losses of $1.9 billion and $2.6 billion at December 31, 2018. The increases in both the U.S. and non-U.S. plans was primarily due to a decrease in the discount rate used to measure plan liabilities partly offset by an increase in asset values. In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities in 2019 decreased in the U.S. and U.K. (the Company's largest plans) following increases in the U.S. and the U.K. in 2018. The discount rate used to measure plan liabilities decreased in 2017. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. During 2019, the Company's defined benefit pension plan assets had gains of 21.4% and 13.1% in the U.S. and U.K., respectively as compared to losses of 7.4% and 1.0% in the U.S. and U.K., respectively in 2018. During 2017, the Company's defined benefit pension plan assets had actual returns of 19.3% in the U.S. and 9.1% in the U.K.
Overall, based on the measurement at December 31, 2019, total benefit credits related to the Company’s defined benefit plans are expected to decrease in 2020 by approximately $5 million compared to 2019, reflecting a decrease in non-U.S. plans of approximately $8 million, offset by an increase in U.S. plans of $3 million.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
Financing Cash Flows
Net cash provided by financing activities was $3.3 billion in 2019 compared with $1.3 billion used in 2018.
Debt
The Company increased outstanding debt by approximately $6.1 billion in 2019, discussed in more detail below. Outstanding debt increased $340 million in 2018.
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
In connection with the closing of the JLT Transaction, the Company assumed approximately $1 billion of historical JLT indebtedness. In April and June of 2019, the Company repaid approximately $450 million and $553 million, respectively, which represented all of the JLT debt acquired upon the acquisition of JLT. The Company incurred debt extinguishment costs of $32 million in regard to the repayment of this debt.
In September 2019, the Company repaid $300 million of maturing senior notes.

The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at December 31, 2019.
In October 2018, the Company repaid $250 million of maturing senior notes.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
Credit Facilities
In January 2020, the Company closed on $500 million one-year and $500 million two-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed below. The Company has no current borrowings outstanding under these facilities.
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities was based on LIBOR plus a fixed margin which varies with the Company's credit ratings. In August 2019, the Company terminated the $300 million three-year term loan facility. The Company had $300 million of borrowings outstanding under the one-year term facility at September 30, 2019 which was terminated and repaid in December 2019.
In September 2018, the Company entered into a bridge loan agreement to finance the proposed JLT transaction. The Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment. The bridge loan agreement was terminated on April 1, 2019.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2019.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $598 million at December 31, 2019 and $594 million at December 31, 2018. There were no outstanding borrowings under these facilities at December 31, 2019 or December 31, 2018.
The Company's potential exposure to the discontinuance of LIBOR is discussed in Note 13 to the consolidated financial statements.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by Standard & Poor's and P-2 by Moody's. The Company carries a Negative outlook from both firms.
Share Repurchases
During 2019, the Company repurchased 4.8 million shares of its common stock for total consideration of $485 million at an average price per share of $100.48. In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. As of December 31, 2019, the Company remained authorized to purchase additional shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on this authorization.
During 2018, the Company repurchased 8.2 million shares of its common stock for total consideration of $675 million at an average price per share of $82.61.
Dividends
The Company paid total dividends of $890 million in 2019 ($1.74 per share), $807 million in 2018 ($1.58 per share) and $740 million in 2017 ($1.43 per share).
Contingent Payments Related To Acquisitions
During 2019, the Company paid $63 million of contingent payments related to acquisitions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $22 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $41 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $223 million for acquisitions completed in 2019 and in prior years are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2019. The Company paid deferred purchase consideration related to prior years' acquisitions of $43 million and $62 million for the years ended December 31, 2019 and 2018, respectively. Remaining deferred cash payments of approximately $193 million are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2019.
In 2018, the Company paid $91 million of contingent payments related to acquisitions made in prior periods, of which $55 million was reported as financing cash flows and $36 million as operating cash flows.
Derivatives
JLT Fair Value Debt Derivative contracts
Prior to the JLT Transaction closing, a significant portion of JLT's outstanding senior notes were denominated in U.S. dollars. In order to hedge its exposure against the risk of fluctuations between the GBP and the U.S. dollar, JLT entered into foreign exchange and interest rate swaps, which were designated as fair value hedges. In June 2019, the Company redeemed these U.S. dollar denominated senior notes and settled the related derivative contracts. Both the change in fair value of the debt and the change in fair value of the derivative contracts were recorded in the consolidated statement of income in the second quarter of 2019. The Company received approximately $112 million upon settlement of these derivative contracts.
JLT Cash Flow Hedges
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
Foreign Exchange Forward Contract
In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into the FX Contract to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S. dollars at a contracted exchange rate. The FX Contract, which did not qualify for hedge accounting treatment under applicable accounting guidance, is discussed in Note 11 to the consolidated financial statements. The Company settled the FX Contract on April 1, 2019, recording a realized gain to the consolidated statement of income of approximately $31 million in 2019. The cash outflow related to the settlement of the FX Contract was approximately $294 million in 2019.
Foreign Exchange Contract on Euro Debt Issuance
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances of €1.1 billion, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. This forward exchange contract was settled in March 2019 and the Company recorded a charge of $7 million in the first quarter of 2019 related to the settlement of this contract.
Treasury Locks on Senior Notes
In connection with the JLT Transaction, to hedge the risk of increases in future interest rates prior to its issuance of senior notes, in the fourth quarter of 2018, the Company entered into treasury locks related to $2 billion of the expected debt. The fair value at December 31, 2018 was based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of these derivatives in the consolidated statement of income for the twelve month period ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. An additional charge of $6 million was recorded in the first quarter of 2019 related to the settlement of the Treasury lock derivatives.
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion senior notes, as discussed above, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes decreased by $28 million during 2019 related to the change in foreign exchange rates. Since the Company concluded that the hedge was highly effective, it recorded an increase to foreign currency translation gains (losses) for the twelve months ended December 31, 2019.
Investing Cash Flows
Net cash used for investing activities amounted to $5.7 billion in 2019 compared with $1.1 billion used for investing activities in 2018.
The Company paid $5,505 million and $884 million, net of cash acquired, for acquisitions it made during 2019 and 2018, respectively.
In January 2019, the Company increased its equity ownership in Marsh India from 26% to 49% for approximately $88 million. Marsh India is carried under the equity method.
The Company’s additions to fixed assets and capitalized software, which amounted to $421 million in 2019 and $314 million in 2018, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $60 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2019:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$1,217	$1,217	$—	$—	$—
Long-term debt	10,808	—	1,334	2,234	7,240
Interest on long-term debt	5,556	456	807	689	3,604
Net operating leases	2,610	413	694	529	974
Service agreements	349	184	89	61	15
Other long-term obligations	448	195	243	5	5
Total	$20,988	$2,465	$3,167	$3,518	$11,838
The above does not include the liability for unrecognized tax benefits of $86 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $2 million that may become payable during 2020.
The above does not include the remaining transitional tax payments related to the TCJA of $69 million.

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
The target asset allocation for the U.S. plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2019, the actual allocation for the U.S. plans was 64% equities and equity alternatives and 36% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 81% of non-U.S. plan assets, is 34% equities and equity alternatives and 66% fixed income. At the end of 2019, the actual allocation for the U.K. plans was 35% equities and equity alternatives and 65% fixed income.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The table below shows the weighted average assumed rate of return and the discount rate at the December 31, 2019 measurement date (for measuring pension expense in 2020) for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed Rate of Return on Plan Assets	5.31%	7.82%	4.35%
Discount Rate	2.57%	3.44%	2.09%

Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 85% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed Rate of Return on Plan Assets	$(22)	$(47)	$22	$47
Discount Rate	$1	$2	$(2)	$(3)
The impact of discount rate changes shown above relates to the increase or decrease in actuarial gains or losses being amortized through net periodic pension cost, as well as the increase or decrease in interest expense, with all other facts and assumptions held constant. It does not contemplate nor include potential future impacts a change in the interest rate environment and discount rates might cause, such as the impact on the market value of the plans’ assets. In addition, the assumed return on plan assets would likely be impacted by changes in the interest rate environment and other factors, including equity valuations, since these factors reflect the starting point used in the Company’s projection models. For example, a reduction in interest rates may result in a reduction in the assumed return on plan assets. Changing the discount rate and leaving the other assumptions constant also may not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate. Changes in these assumptions will not necessarily have a linear impact on the net periodic pension cost.
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
Income Taxes
Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process:

•
First, the Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

•
The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50-percent likely of being realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Certain items are included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as non-deductible expenses, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities, which are measured at existing tax rates. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. The Company also considers tax planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior period tax filings in jurisdictions that allow for the carryback of tax attributes pursuant to the applicable tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.
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
Share-Based Payment
The guidance for accounting for share-based payments requires, among other things, that the estimated grant date fair value of stock options be charged to earnings. Significant management judgment is required to determine the appropriate assumptions for inputs such as volatility and expected term necessary to estimate option values. In addition, management judgment is required to analyze the terms of the plans and awards granted thereunder to determine if awards will be treated as equity awards or liability awards, as defined by the accounting guidance.
As of December 31, 2019, there was $19 million of unrecognized compensation cost related to stock option awards. The weighted-average period over which the costs are expected to be recognized is 1.25 years. Also as of December 31, 2019, there was $357 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.11 years.
See Note 9 to the consolidated financial statements for additional information regarding accounting for share-based payments.
Investments and Derivatives
Although not directly recorded in the Company’s consolidated balance sheets, the Company's defined benefit pension plans hold investments of approximately $17 billion, which include private equity and other non-liquid investments. The fair value of the plan investments determines, in part, the over-or under-funded status of those plans, which is included in the Company’s consolidated balance sheets. The Company also has minority positions in certain equity securities (primarily Alexander Forbes) as well as approximately $107 million of investments in private equity funds accounted for using the equity method of accounting.
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
In connection with the JLT Transaction, the Company entered into several derivative contracts, described in Note 11 to the consolidated financial statements. These derivative contracts are recorded at fair value at the end of each period, with the change in fair value recorded in the consolidated statements of income. Prior to the settlement, determination of the fair value of these contracts, in particular the deal contingent foreign exchange contract, required significant management judgments or estimates about the potential closing dates of the transaction and remaining value of the deal contingency feature. All derivative contracts related to the JLT Transaction were settled during 2019.
New Accounting Pronouncements
Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading "New Accounting Pronouncements".
Reconciliation of Non-GAAP Measures
On April 1, 2019, the Company completed its previously announced acquisition of JLT. JLT's results of operations for the three months ended December 31, 2019 are included in the Company’s results of operations for the fourth quarter of 2019. JLT's results of operations from April 1, 2019 are included in the Company's results of operations for the twelve month-period ended December 31, 2019. Prior periods in 2018 do not include JLT’s results. Prior to being acquired by the Company, JLT operated in three segments, Specialty, Reinsurance and Employee Benefits. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included within Guy Carpenter and the majority of the JLT Employee Benefits business is included in Mercer Health and Wealth.
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
The MMC revenue amounts are as previously reported by the Company in its quarterly filings on Form 10-Q for the applicable periods. The unaudited 2018 JLT revenue amounts reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and MMC’s specific accounting policies, primarily related to the development of constraints and subsequent release of those constraints related to the reinsurance business. The revenue includes JLT’s aerospace business. Additional information can be found in the supplemental information furnished to the SEC on June 6, 2019 on Form 8-K, which is not incorporated by reference in this Form 10-K.

(In millions)	Three Months Ended December 31, 2018	Twelve Months Ended December 31, 2018
MMC As Previously Reported
Risk & Insurance Services
Marsh	$1,804	$6,877
Guy Carpenter	102	1,286
Subtotal	1,906	8,163
Fiduciary Interest Income	19	65
Total Risk & Insurance Services	1,925	8,228
Consulting
Mercer	1,228	4,732
Oliver Wyman Group	577	2,047
Total Consulting	1,805	6,779
Corporate Eliminations	(18)	(57)
Total Revenue	$3,712	$14,950
JLT 2018
Specialty (Marsh)	$407	$1,018
Reinsurance (Guy Carpenter)	48	156
Employee Benefits (Mercer)	96	269
Subtotal	551	1,443
Fiduciary Interest Income	5	13
Total Revenue	$556	$1,456
2018 Including JLT
Marsh	$2,211	$7,895
Guy Carpenter	150	1,442
Subtotal	2,361	9,337
Fiduciary Interest Income	24	78
Total Risk & Insurance Services	2,385	9,415
Consulting
Mercer	1,324	5,001
Oliver Wyman Group	577	2,047
Total Consulting	1,901	7,048
Corporate Eliminations	(18)	(57)
Total Revenue Including JLT	$4,268	$16,406

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
Interest Rate Risk and Credit Risk
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2019
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,155
Fiduciary cash and investments	$7,344
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 15 basis points, over the full year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $8 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events, such as the impact of "Brexit" in the United Kingdom, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2019, the Company estimates net operating income would increase or decrease by approximately $53 million. The Company has exposure to approximately 85 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
Equity Price Risk
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2018, the Company adopted a new accounting standard that requires equity investments with readily determinable market values to be measured at fair value with changes in fair value recognized in net income.

The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $19 million that are valued using readily determinable fair values and approximately $67 million of investments without readily determinable fair values. The Company also has investments of approximately $434 million that are accounted for using the equity method, including the Company's investment in Alexander Forbes. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
The Company owns approximately 34% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. In the third quarter of 2018, the Company concluded the decline in value of the investment was other than temporary and recorded an impairment charge of $83 million in 2018. As of December 31, 2019, the carrying value of the Company’s investment in Alexander Forbes was approximately $144 million. As of December 31, 2019, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the December 31, 2019 closing share price of 5.55 South African Rand per share, was approximately $173 million. See Note 5 to the consolidated financial statements for additional information regarding the pending sale of the Company's remaining investment in AF.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 16 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements included in this report.

Item 8.    Financial Statements and Supplementary Data
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2019	2018	2017
Revenue	$16,652	$14,950	$14,024
Expense:
Compensation and benefits	9,734	8,605	8,085
Other operating expenses	4,241	3,584	3,284
Operating expenses	13,975	12,189	11,369
Operating income	2,677	2,761	2,655
Other net benefits credits	265	215	201
Interest income	39	11	9
Interest expense	(524)	(290)	(237)
Cost of extinguishment of debt	(32)	—	—
Investment income (loss)	22	(12)	15
Acquisition related derivative contracts	(8)	(441)	—
Income before income taxes	2,439	2,244	2,643
Income tax expense	666	574	1,133
Income from continuing operations	1,773	1,670	1,510
Discontinued operations, net of tax	—	—	2
Net income before non-controlling interests	1,773	1,670	1,512
Less: Net income attributable to non-controlling interests	31	20	20
Net income attributable to the Company	$1,742	$1,650	$1,492
Basic net income per share
– Continuing operations	$3.44	$3.26	$2.91
– Net income attributable to the Company	$3.44	$3.26	$2.91
Diluted net income per share
– Continuing operations	$3.41	$3.23	$2.87
– Net income attributable to the Company	$3.41	$3.23	$2.87
Average number of shares outstanding
– Basic	506	506	513
– Diluted	511	511	519
Shares outstanding at December 31,	504	504	509
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2019	2018	2017
Net income before non-controlling interests	$1,773	$1,670	$1,512
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	148	(529)	717
Unrealized investment (loss) income	—	—	(7)
(Loss) gain related to pension/post-retirement plans	(702)	(91)	408
Other comprehensive (loss) income, before tax	(554)	(620)	1,118
Income tax (credit) expense on other comprehensive (loss) income	(146)	(30)	68
Other comprehensive (loss) income, net of tax	(408)	(590)	1,050
Comprehensive income	1,365	1,080	2,562
Less: Comprehensive income attributable to non-controlling interests	31	20	20
Comprehensive income attributable to the Company	$1,334	$1,060	$2,542
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,155	$1,066
Receivables
Commissions and fees	4,608	3,984
Advanced premiums and claims	123	79
Other	645	366
	5,376	4,429
Less-allowance for doubtful accounts and cancellations	(140)	(112)
Net receivables	5,236	4,317
Other current assets	677	551
Total current assets	7,068	5,934
Goodwill	14,671	9,599
Other intangible assets	2,774	1,437
Fixed assets, net	858	701
Pension related assets	1,632	1,688
Right of use assets	1,921	—
Deferred tax assets	676	680
Other assets	1,757	1,539
	$31,357	$21,578
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,215	$314
Accounts payable and accrued liabilities	2,746	2,234
Accrued compensation and employee benefits	2,197	1,778
Acquisition related derivatives	—	441
Current lease liabilities	342	—
Accrued income taxes	179	157
Total current liabilities	6,679	4,924
Fiduciary liabilities	7,344	5,001
Less – cash and investments held in a fiduciary capacity	(7,344)	(5,001)
	—	—
Long-term debt	10,741	5,510
Pension, postretirement and postemployment benefits	2,336	1,911
Long-term lease liabilities	1,926	—
Liability for errors and omissions	335	287
Other liabilities	1,397	1,362
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2019 and December 31, 2018	561	561
Additional paid-in capital	862	817
Retained earnings	15,199	14,347
Accumulated other comprehensive loss	(5,055)	(4,647)
Non-controlling interests	150	73
	11,717	11,151
Less – treasury shares, at cost, 57,013,097 shares at December 31, 2019 and 56,804,468 shares at December 31, 2018	(3,774)	(3,567)
Total equity	7,943	7,584
	$31,357	$21,578
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating cash flows:
Net income before non-controlling interests	$1,773	$1,670	$1,512
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	333	311	312
Amortization of intangible assets	314	183	169
Non cash lease expense	315	—	—
Adjustments and payments related to contingent consideration liability	27	(4)	(24)
Loss on deconsolidation of entity	—	11	—
Charge for early extinguishment of debt	32	—	—
Provision (Benefit) for deferred income taxes	84	(39)	396
(Gain) loss on investments	(22)	12	(15)
Loss (gain) on disposition of assets	56	(48)	10
Share-based compensation expense	252	193	149
Change in fair value of acquisition-related derivative contracts	8	441	—
Changes in assets and liabilities:
Net receivables	(130)	(78)	(454)
Other current assets	(13)	26	(3)
Other assets	(1)	(37)	(199)
Accounts payable and accrued liabilities	120	23	87
Accrued compensation and employee benefits	154	68	63
Accrued income taxes	42	(40)	37
Contributions to pension and other benefit plans in excess of current year expense/credit	(369)	(291)	(457)
Other liabilities	(172)	9	406
Operating lease liabilities	(327)	—	—
Effect of exchange rate changes	(115)	18	(96)
Net cash provided by operations	2,361	2,428	1,893
Financing cash flows:
Purchase of treasury shares	(485)	(675)	(900)
Net increase in short term borrowings	300	—	—
Proceeds from issuance of debt	6,459	591	987
Repayments of debt	(1,064)	(263)	(315)
Payment of bridge loan fees	—	(35)	—
Payments for early extinguishment of debt	(585)	—	—
Purchase of non-controlling interests	(80)	—	—
Acquisition-related derivative payments	(337)	—	—
Shares withheld for taxes on vested units – treasury shares	(89)	(67)	(49)
Issuance of common stock from treasury shares	158	93	166
Payments of deferred and contingent consideration for acquisitions	(65)	(117)	(136)
Distributions of non-controlling interests	(16)	(30)	(22)
Dividends paid	(890)	(807)	(740)
Net cash provided by (used for) financing activities	3,306	(1,310)	(1,009)
Investing cash flows:
Capital expenditures	(421)	(314)	(302)
Net sales (purchases) of long-term investments	183	4	(13)
Purchase of equity investment	(91)	—	—
Proceeds from sales of fixed assets	10	3	8
Dispositions	229	110	—
Acquisitions	(5,505)	(884)	(655)
Other, net	(76)	(8)	6
Net cash used for investing activities	(5,671)	(1,089)	(956)
Effect of exchange rate changes on cash and cash equivalents	93	(168)	251
increase (Decrease) in cash and cash equivalents	89	(139)	179
Cash and cash equivalents at beginning of year	1,066	1,205	1,026
Cash and cash equivalents at end of year	$1,155	$1,066	$1,205
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2019	2018	2017
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$817	$784	$842
Change in accrued stock compensation costs	89	66	63
Issuance of shares under stock compensation plans and employee stock purchase plans and related tax impact	(44)	(35)	(120)
Other	—	2	(1)
Balance, end of year	$862	$817	$784
RETAINED EARNINGS
Balance, beginning of year	$14,347	$13,140	$12,388
Net income attributable to the Company	1,742	1,650	1,492
Cumulative effect of adoption of the revenue recognition standard (See Note 1)	—	364	—
Cumulative effect of adoption of other accounting standards (See Note 1)	—	—	—
Dividend equivalents declared and paid - (per share amounts: $1.74 in 2019, $1.58 in 2018, and $1.43 in 2017)	(10)	(7)	(6)
Dividends declared and paid – (per share amounts: $1.74 in 2019, $1.58 in 2018, and $1.43 in 2017)	(880)	(800)	(734)
Balance, end of year	$15,199	$14,347	$13,140
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(4,647)	$(4,043)	$(5,093)
Cumulative effect of adoption of the financial instruments standard (See Note 1)	—	(14)	—
Other comprehensive (loss) income, net of tax	(408)	(590)	1,050
Balance, end of year	$(5,055)	$(4,647)	$(4,043)
TREASURY SHARES
Balance, beginning of year	$(3,567)	$(3,083)	$(2,506)
Issuance of shares under stock compensation plans and employee stock purchase plans	278	191	323
Purchase of treasury shares	(485)	(675)	(900)
Balance, end of year	$(3,774)	$(3,567)	$(3,083)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$73	$83	$80
Net income attributable to non-controlling interests	31	20	20
Distributions and other changes	(27)	(30)	(17)
Net non-controlling interests acquired	73	—	—
Balance, end of year	$150	$73	$83
TOTAL EQUITY	$7,943	$7,584	$7,442
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
On April 1, 2019, the Company completed the acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. JLT's results of operations for the period April 1, 2019 through December 31, 2019 are included in the Company’s results of operations for 2019. JLT's results of operations for the period January 1 through March 31, 2019 and for the years ended 2018 and 2017 are not included in the Company's results of operations and therefore, affect comparability. Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included in Guy Carpenter and the majority of JLT's Employee Benefits business is included in Mercer Health and Wealth.
Principles of Consolidation:  The accompanying consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, generally the Company collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $105 million, $65 million and $39 million in 2019, 2018 and 2017, respectively. The Consulting segment recorded fiduciary interest income of $4 million, $3 million and $4 million in 2019, 2018 and 2017, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $8.9 billion and $7.3 billion at December 31, 2019 and 2018, respectively. The increase reflects the inclusion of JLT's balances at December 31, 2019. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Revenue: The Company provides detailed discussion regarding its revenue policies in Note 2 to the consolidated financial statements.
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements. At December 31, 2019, the Company maintained $197 million related to these regulatory requirements.
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
The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2019	2018
Furniture and equipment	$1,268	$1,159
Land and buildings	377	377
Leasehold and building improvements	1,214	1,007
	2,859	2,543
Less-accumulated depreciation and amortization	(2,001)	(1,842)
	$858	$701

Investments:  The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on the Company's investments in private equity funds.
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
In 2019, the Company recorded investment income of $22 million compared to investment loss of $12 million in 2018 and investment income of $15 million in 2017. The investment gain in 2019 includes gains of $10 million related to mark-to-market changes in equity securities and gains of $12 million related to investments in private equity funds and other investments. The investment loss in 2018 includes an impairment charge of $83 million related to its investment in Alexander Forbes (see Note 10). The net investment loss in 2018 also includes gains of $54 million related to mark-to-market changes in equity securities and gains of $17 million related to investments in private equity funds and other investments. The investment income in 2017 was due to a gain on the sale of an equity investment and gains related to investments in private equity funds.

Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is reviewed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, the company may elect to proceed directly to the quantitative goodwill impairment test. When a quantitative test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter-end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, the Company elected to perform a quantitative impairment assessment during 2019. Other intangible assets, which primarily consist of acquired customer lists, that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2019 and 2018.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $496 million and $435 million, net of accumulated amortization of $1.4 billion and $1.3 billion as of December 31, 2019 and 2018, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies:  The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgment is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses, including estimated legal costs. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection under the Company’s various insurance programs.
The legal and other contingent liabilities described above are not discounted.
Income Taxes: The Company's effective tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax provision and in evaluating uncertain tax positions and the ability to realize deferred tax assets. See Part II, Item 7. ("Management’s Discussion and Analysis of Financial Condition and Results of Operations" - Income Taxes) for a discussion of accounting policies governing the Company’s income tax provision.
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
Integration and Restructuring Charges: Severance and related costs are recognized based on amounts due under established severance plans or estimates of one-time benefits that will be provided. Typically, severance benefits are recognized when the impacted colleagues are notified of their expected termination and such termination is expected to occur within the legally required notification period. These costs are included in compensation and benefits in the consolidated statements of income.
Costs for real estate consolidation are recognized based on the type of cost, and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any right-of-use asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the right-of-use asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the right-of-use asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the right-of-use asset are recognized based on the net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred.
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

Basic and Diluted EPS Calculation - Continuing Operations
(In millions, except per share figures)	2019	2018	2017
Net income from continuing operations	$1,773	$1,670	$1,510
Less: Net income attributable to non-controlling interests	31	20	20
	$1,742	$1,650	$1,490
Basic weighted average common shares outstanding	506	506	513
Dilutive effect of potentially issuable common shares	5	5	6
Diluted weighted average common shares outstanding	511	511	519
Average stock price used to calculate common stock equivalents	$97.23	$83.13	$77.30

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
New Accounting Pronouncements Effective January 1, 2019:
The following new accounting standard was adopted using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2019:
Leases
Effective January 1, 2019, the Company adopted new guidance intended to improve financial reporting for leases. Under the new guidance, a lessee is required to recognize assets and liabilities for leases. Consistent with legacy GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on the classification of the lease as financing or operating. However, unlike legacy GAAP, which requires that only capital leases are recognized on the balance sheet, the new guidance requires that both operating and financing leases be recognized on the balance sheet. The Company adopted this new standard using a modified retrospective method, applying the new guidance as of the beginning of the year of adoption, with a cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2019. Therefore, prior period information has not been restated. The Company has elected the package of practical expedients, which among other things, allows historical lease classifications to be carried forward. The Company did not elect the hindsight practical expedient in determining lease term and impairment of an entity's Right of Use Assets ("ROU assets"). On January 1, 2019, the Company recognized a lease liability of $1.9 billion and ROU asset of $1.7 billion, related to real estate operating leases. The ROU asset also reflected reclassification adjustments primarily from other liabilities related to existing deferred rent, unamortized lease incentives and restructuring liabilities of approximately $200 million upon adoption. There was no cumulative-effect adjustment required to be booked to retained earnings upon transition. The adoption of this standard did not have a material impact on our income statement as compared to prior periods.
The following new accounting standards were adopted prospectively as of January 1, 2019:
Derivatives and Hedging
Effective January 1, 2019, the Company adopted new guidance intended to refine and expand hedge accounting for both financial and commodity risks. The guidance creates more transparency around how economic results are presented in both the financial statements and the footnotes, as well as making targeted improvements to simplify the application of hedge accounting guidance. The Company adopted this guidance effective January 1, 2019. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
Effective January 1, 2019, the Company adopted new guidance that allowed an entity to reclassify the stranded tax effects resulting from the Tax Cuts and Job Act (the "TCJA") from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance is effective for the period beginning January 1, 2019. The Company elected not to reclassify the stranded income tax effects of the TCJA from AOCI to retained earnings. The adoption of this standard had no impact on the Company's financial position or results of operations. The Company’s accounting policy related to releasing income tax effects from AOCI follows the portfolio approach.
New Accounting Pronouncements Effective January 1, 2018:
The following new accounting standards were adopted using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2018:
Revenue Recognition
Effective January 1, 2018, the Company adopted new accounting guidance related to revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new guidance effective January 1, 2018, using the modified retrospective method, which applies the new guidance beginning with the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2018. The Company elected to apply the modified retrospective method to all contracts. The cumulative effect of adopting the standard, net of tax, on January 1, 2018 resulted in an increase to the opening balance of retained earnings of $364 million, with offsetting increases/decreases to other balance sheet accounts (accounts receivable, other assets and deferred income taxes).
Recognition and Measurement of Financial Instruments
Effective January 1, 2018, the Company adopted new guidance intended to improve the recognition and measurement of financial instruments. The new guidance requires investments in equity securities (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company holds certain equity investments that under legacy GAAP were previously treated as available for sale securities, whereby the mark-to-market change was recorded to AOCI in its consolidated balance sheet. The Company adopted the new accounting guidance, effective January 1, 2018, and recorded a cumulative-

effect adjustment increase to retained earnings as of the beginning of the period of adoption of $14 million, reflecting the reclassification of cumulative unrealized gains, net of tax as of December 31, 2017 from AOCI to retained earnings.
Income Tax Consequences of Intra-Entity Transfers
Effective January 1, 2018, the Company adopted new guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance was applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the new guidance effective January 1, 2018, and recorded a cumulative-effect adjustment decrease to retained earnings of approximately $14 million as of the beginning of the period of adoption.
Adoption of amended accounting standard using the retrospective application approach
Effective January 1, 2018, the Company adopted new guidance that changes the presentation of net periodic pension cost and net periodic postretirement cost (''net periodic benefit costs"). The new guidance requires employers to report the service cost component of net periodic benefit costs in the same line item as other compensation costs in the income statement. The other components of net periodic benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new guidance required retrospective application for the presentation of the service cost component and the other components of net periodic benefit costs. Accordingly, the Company reclassified prior period information in the consolidated results of operations, segment data and related disclosures contained in our notes to the consolidated financial statements to reflect the retrospective adoption of this standard.
New Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued guidance related to the accounting for income taxes. The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (a) exception to the incremental approach for intraperiod tax allocation; (b) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (c) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (a) franchise taxes that are partially based on income; (b) transactions with a government that result in a step-up in the tax basis of goodwill; (c) separate financial statements of legal entities that are not subject to tax and (d) enacted changes in tax laws in interim periods. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on the Company’s financial position.
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
In June 2016, the FASB issued new guidance on the impairment of financial instruments. The new guidance adds an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new standard is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the new standard makes targeted changes to the impairment model for available-for-sale debt securities. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.
2.    Revenue
Effective January 1, 2018, the Company adopted new accounting guidance related to revenue from contracts with customers. The Company adopted the new guidance using the modified retrospective method, which applies the new guidance beginning in the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2018. The Company elected to apply the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while 2017 and prior amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance that were in effect for that period. The adoption of this new revenue recognition standard shifted revenue in the Risk and Insurance Services segment among quarters from historical patterns, but did not have a significant year-over-year impact on annual revenue in either segment.
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
Consulting projects in Mercer’s wealth and career businesses, as well as consulting projects in Oliver Wyman, typically consist of a single performance obligation, which is recognized over time as control is transferred continuously to customers. Typically, revenue is recognized over time using an input measure of time expended to date relative to total estimated time to be incurred at project completion. Incurred hours represent services rendered and thereby faithfully depicts the transfer of control to the customer.
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
The following schedule disaggregates various components of the Company's revenue:

	Twelve Months Ended December 31,
	2019	2018	2017
Marsh:
EMEA	$2,482	$2,132	$2,033
Asia Pacific	953	683	645
Latin America	460	400	404
Total International	3,895	3,215	3,082
U.S./Canada	4,119	3,662	3,322
Total Marsh	8,014	6,877	6,404
Guy Carpenter	1,480	1,286	1,187
Subtotal	9,494	8,163	7,591
Fiduciary interest income	105	65	39
Total Risk and Insurance Services	$9,599	$8,228	$7,630

Mercer:
Wealth	$2,369	$2,185	$2,148
Health	1,796	1,735	1,648
Career	856	812	732
Total Mercer	5,021	4,732	4,528
Oliver Wyman	2,122	2,047	1,916
Total Consulting	$7,143	$6,779	$6,444

The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	December 31, 2019	December 31, 2018	January 1, 2018
Contract Assets	$207	$112	$128
Contract Liabilities	$593	$545	$583

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2019 to December 31, 2019 is primarily due to $437 million of additions during the period (including JLT), partly offset by $342 million transferred to accounts receivables, as the rights to bill and collect became unconditional. The change in contract assets from January 1, 2018 to December 31, 2018 is primarily due to $331 million of additions during the period offset by $347 million transferred to accounts receivables. Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. The change in contract liabilities from January 1, 2019 to December 31, 2019 includes cash received for performance obligations not yet fulfilled of $518 million and $42 million related to JLT, offset by revenue recognized in 2019 of $531 million that was included in the contract liability balance at the beginning of the year. The Company recognized revenue of $582 million in 2018 that was included in the contract liability balance at January 1. 2018. The amount of revenue recognized in 2019 and 2018 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $79 million and $51 million, respectively. The 2019 amount includes a $17 million adjustment of previous estimates related to a multi-year Guy Carpenter contract in the third quarter of 2019.
The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $39 million for Marsh, $104 million for Mercer and $4 million for Oliver Wyman. The Company expects revenue in 2020, 2021, 2022, 2023 and 2024 and beyond of $105 million, $36 million, $5 million, $1 million and $1 million, respectively, related to these performance obligations.

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
In Risk and Insurance Services, the Company capitalizes certain pre-placement costs that are considered fulfillment costs that meet the following criteria: these costs (1) relate directly to a contract, (2) enhance resources used to satisfy the Company’s performance obligation and (3) are expected to be recovered through revenue generated by the contract. These costs are amortized at a point in time when the associated revenue is recognized.
In Consulting, the Company incurs implementation costs necessary to facilitate the delivery of the contracted services. These costs are capitalized and amortized over the initial contract term plus expected renewal periods.

At December 31, 2019, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $30 million, $222 million and $262 million, respectively. At December 31, 2018, the Company's capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $41 million, $206 million, and $227 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheets. The Company recorded amortization of compensation and benefits expense of $1.2 billion and $1.0 billion for the years ended December 31, 2019 and 2018, respectively, related to these capitalized costs.
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
3.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2019	2018	2017
Assets acquired, excluding cash	$8,655	$1,100	$898
Liabilities assumed	(2,804)	(83)	(134)
Non-controlling interests assumed	(280)	—	—
Contingent/deferred purchase consideration	(66)	(133)	(109)
Net cash outflow for acquisitions	$5,505	$884	$655

(In millions of dollars)	2019	2018	2017
Interest paid	$427	$264	$199
Income taxes paid, net of refunds	$661	$632	$583

The classification of contingent consideration payments in the consolidated statement of cash flows is dependent upon whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $65 million in the year ended December 31, 2019, consisting of deferred purchase consideration of $43 million and contingent purchase consideration of $22 million. In the year ended December 31, 2018, the Company paid deferred and contingent consideration of $117 million, consisting of deferred purchase consideration of $62 million and contingent consideration of $55 million, and in the year ended December 31, 2017 the Company paid deferred and contingent consideration of $136 million, consisting of deferred purchase consideration of $55 million and contingent consideration of $81 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the year ended December 31, 2019, the Company recorded a net charge for adjustments to acquisition related accounts of $68 million and contingent consideration payments of $41 million. For the year ended December 31, 2018, the Company recorded a net charge for adjustments to acquisition related accounts of $32 million and contingent consideration payments of $36 million, and for the year ended December 31, 2017 the Company recorded a net charge for adjustments to acquisition related accounts of $3 million and contingent consideration payments of $27 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $165 million, $130 million and $88 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recorded stock-based compensation expense related to restricted stock units, performance stock units and stock options of $252 million, $193 million and $149 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Effective January 1, 2019, the Company adopted the new accounting guidance related to leases, which requires a lessee to recognize assets and liabilities for its leases. Upon adoption of this accounting standard, the Company recorded a non-cash ROU asset of $1.7 billion and lease liability of $1.9 billion in the first quarter of 2019.
An analysis of the allowance for doubtful accounts is as follows:

For the Years Ended December 31,
(In millions of dollars)	2019	2018	2017
Balance at beginning of year	$112	$110	$96
Provision charged to operations	32	34	31
Accounts written-off, net of recoveries	(16)	(24)	(17)
Effect of exchange rate changes and other	12	(8)	—
Balance at end of year	$140	$112	$110

4.    Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of AOCI for the years ended December 31, 2019 and 2018, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2019	$—	$(2,953)	$(1,694)	$(4,647)
Other comprehensive (loss) gain before reclassifications	—	(643)	151	(492)
Amounts reclassified from accumulated other comprehensive loss	—	84	—	84
Net current period other comprehensive (loss) gain	—	(559)	151	(408)
Balance as of December 31, 2019	$—	$(3,512)	$(1,543)	$(5,055)

(In millions of dollars)	Unrealized Investment Gains (Losses)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2018	$14	$(2,892)	$(1,165)	$(4,043)
Cumulative effect of amended accounting standard	(14)	—	—	(14)
Other comprehensive loss before reclassifications	—	(205)	(529)	(734)
Amounts reclassified from accumulated other comprehensive loss	—	144	—	144
Net current period other comprehensive loss	—	(61)	(529)	(590)
Balance as of December 31, 2018	$—	$(2,953)	$(1,694)	$(4,647)

The components of other comprehensive income (loss) are as follows:

For the Year Ended December 31,	2019
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$148	$(3)	$151
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(2)	(1)	(1)
Net actuarial losses (a)	102	22	80
Effect of curtailment (a)	—	—	—
Effect of settlement (a)	6	1	5
Effect of remeasurement (a)	—	—	—
Plan Termination (a)	—	—	—
Subtotal	106	22	84
Net losses arising during period	(758)	(154)	(604)
Foreign currency translation adjustments	(50)	(11)	(39)
Pension/post-retirement plans losses	(702)	(143)	(559)
Other comprehensive loss	$(554)	$(146)	$(408)
(a) These components of net periodic pension cost are included in other net benefits credits in the Consolidated Statements of Income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Year Ended December 31,	2018
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(529)	$—	$(529)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(4)	(1)	(3)
Net actuarial losses (a)	145	32	113
Effect of settlement (a)	42	8	34
Subtotal	183	39	144
Net losses arising during period	(374)	(88)	(286)
Foreign currency translation adjustments	141	25	116
Other adjustments	(41)	(6)	(35)
Pension/post-retirement plans losses	(91)	(30)	(61)
Other comprehensive loss	$(620)	$(30)	$(590)
(a) These components of net periodic pension cost are included in other net benefits credits in the consolidated statements of income. Tax on prior service gains and net actuarial losses is included in income tax expense.

For the Year Ended December 31,	2017
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$717	$2	$715
Unrealized investment gains	(7)	(2)	(5)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)
Net actuarial losses (a)	167	30	137
Effect of curtailment (a)	(1)	—	(1)
Effect of settlement (a)	54	9	45
Subtotal	219	39	180
Net gains arising during period	374	62	312
Foreign currency translation adjustments	(201)	(36)	(165)
Other adjustments	16	3	13
Pension/post-retirement plans gains	408	68	340
Other comprehensive income	$1,118	$68	$1,050
(a) These components of net periodic pension cost are included in other net benefits credits in the consolidated statements of income. Tax on prior service gains and net actuarial losses is included in income tax expense.

The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2019	December 31, 2018
Foreign currency translation adjustments (net of deferred tax asset of $14 in 2019 and net of deferred tax asset of $15 in 2018)	$(1,543)	$(1,694)
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,635 and $1,493 in 2019 and 2018, respectively)	(3,512)	(2,953)
	$(5,055)	$(4,647)

5.    Acquisitions and Dispositions
The Company’s acquisitions have been accounted for as business combinations. Net assets and results of operations are included in the Company’s consolidated financial statements commencing at the respective purchase closing dates. In connection with acquisitions, the Company records the estimated values of the net tangible assets and the identifiable intangible assets purchased, which typically consist of customer relationships, developed technology, trademarks and non-compete agreements. The valuation of purchased intangible assets involves significant estimates and assumptions. The Company estimates the fair value of purchased intangible assets, primarily using the income approach, by determining the present value of future cash flows over the remaining economic life of the respective assets. The significant estimates and assumptions used in this approach include the determination of the discount rate, economic life, future revenue growth rates, expected account attrition rates and earnings margins. Refinement and completion of final valuation of net assets acquired could affect the carrying value of tangible assets, goodwill and identifiable intangible assets.
On April 1, 2019, the Company completed the JLT Transaction and purchased all of the outstanding shares of JLT. Under the terms of the Transaction, JLT shareholders received £19.15 in cash for each JLT share, which valued JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1). The Company also assumed existing JLT long-term indebtedness of approximately $1 billion. The Company implemented the Transaction by way of a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended.
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
The Risk and Insurance Services segment completed five other acquisitions during 2019.

•	February – MMA acquired Bouchard Insurance, Inc., a Florida-based full service agency and Employee Benefits Group, Inc., a Maryland-based independent insurance agency.

•	April – MMA acquired Lovitt & Touche, Inc., an Arizona-based insurance agency and The Centurion Group, LLC, a Pennsylvania-based retirement consulting, asset management and benefit plan advisory firm.

•	October – MMA acquired Benefits Reports Insurance Services, Inc., a Massachusetts-based independent insurance agency.
Total purchase consideration for acquisitions made during 2019 was approximately $5,927 million, which consisted of cash paid of $5,861 million and deferred purchase and estimated contingent consideration of $66 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. During 2019, the Company also paid $43 million of deferred purchase consideration and $63 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2019 based on the estimated fair values for JLT and other acquisitions as of their respective acquisition dates:

Acquisitions for the Year-Ended December 31, 2019			Total Acquisitions
(In millions)	JLT	Other
Cash	$5,568	$293	$5,861
Estimated fair value of deferred/contingent consideration	—	66	66
Total consideration	$5,568	$359	$5,927
Allocation of purchase price:
Cash and cash equivalents	$349	$7	$356
Accounts receivable, net	695	6	701
Other current assets	132	—	132
Fixed assets, net	89	1	90
Other intangible assets	1,545	134	1,679
Goodwill	4,912	212	5,124
Right of use assets	382	—	382
Deferred tax assets	66	—	66
Other assets	473	8	481
Total assets acquired	8,643	368	9,011
Current liabilities	708	9	717
Fiduciary liabilities	1,275	—	1,275
Less - fiduciary assets	(1,275)	—	(1,275)
Long-term debt	1,044	—	1,044
Long-term lease liability	389	—	389
Pension, post-retirement and post-employment liabilities	248	—	248
Liabilities for errors and omissions	31	—	31
Other liabilities	375	—	375
Total liabilities assumed	2,795	9	2,804
Non-controlling interests	280	—	280
Net assets acquired	$5,568	$359	$5,927

The purchase price allocation above is based on estimates that are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments must be finalized during the measurement period, which for a particular asset, liability, or non-controlling instrument ends once the acquirer determines that either (1) the necessary information has been obtained or (2) the information is not available. However, the measurement period for all items is limited to one year from the acquisition date. During the fourth quarter of 2019, the Company made certain adjustments to the above JLT purchase price allocation, which included an increase to goodwill of approximately $90 million, an increase to other liabilities, and decreases to net receivables, other assets and current liabilities.
Items subject to change include:

•	Amounts of intangible assets, fixed assets, capitalized software assets and right-of-use assets, subject to finalization of valuation efforts;

•	Amounts for contingencies, pending the finalization of the Company’s assessment of the portfolio of contingencies;

•	Amounts for deferred tax assets and liabilities pending the finalization of valuations of the assets acquired, liabilities assumed and associated goodwill discussed below; and

•
Amounts for income tax assets, receivables and liabilities, pending the filing of the acquired companies' pre-acquisition income tax returns and receipt of information from taxing authorities which may change certain estimates and assumptions used.

The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s results of operations.
The following chart provides information about intangible assets acquired during 2019:

Intangible assets through December 31, 2019 (In millions)	JLT	Other	Total	JLT Weighted Average Amortization Period	Other Weighted Average Amortization Period
Customer relationships	$1,435	$126	$1,561	13 years	12 years
Other	110	8	118	4 years	4 years
	$1,545	$134	$1,679

Subsequent to the JLT acquisition, the Company purchased the outstanding non-controlling interests of several JLT subsidiaries for cash payments of approximately $79 million.
In January 2019, Marsh increased its equity ownership in Marsh India from 26% to 49%. Marsh India is accounted for under the equity method.
Prior Year Acquisitions
During 2018, the Risk and Insurance Services segment completed 12 acquisitions.

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
The Consulting segment completed 8 acquisitions during 2018.

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
Subsequent Event Transactions
During January 2020, MMA completed the acquisition of two independent insurance brokers, Momentous Insurance Brokerage ("Momentous") and Ironwood Insurance Services ("Ironwood"). Momentous is a California-based full-service risk management and employee benefits firm specializing in high net worth private client services and insurance solutions for the entertainment industry. Ironwood is an Atlanta-based broker that provides commercial property/casualty insurance, employee benefits, and private client solutions to mid-size businesses and individuals throughout the US.
At December 31, 2019, the Company owned approximately 34% of Alexander Forbes ("AF"). In January 2020, the Company announced that it would dispose of a substantial portion of its investment in AF in the form of two independent transactions. In February 2020, the Company, in a separate transaction, sold the shares not subject to the agreements above to an independent third party. The consummation of all three transactions will result in a total liquidation of the Company's investment in AF.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2019, 2018 and 2017. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2018 and reflects acquisitions made in 2018 as if they occurred on January 1, 2017. The 2017 information includes 2017 acquisitions as if they occurred on January 1, 2016. The pro-forma information includes the effects of amortization of acquired intangibles and additional interest expense related to the issuance of debt related to the JLT Transaction. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2019	2018	2017
Revenue	$17,095	$17,106	$14,400
Net income attributable to the Company	$1,866	$1,302	$1,498
Basic net income per share attributable to the Company	$3.69	$2.58	$2.92
Diluted net income per share attributable to the Company	$3.65	$2.55	$2.89

The unaudited pro-forma information presented in the table above includes adjustments for acquisition related costs, the change in fair value of JLT acquisition related derivatives, bridge financing costs and the early extinguishment of debt, including $207 million of costs incurred in 2019 that were reflected in the 2018 pro-forma results presented above.
The consolidated statement of income for 2019 includes approximately $1.2 billion of revenue and an operating loss of $40 million related to acquisitions made during 2019. The consolidated statement of income for 2018 includes approximately $120 million of revenue and $2 million of operating income related to acquisitions made during 2018, and the consolidated statement of income for 2017 includes approximately $156 million of revenue and $19 million of operating income related to acquisitions made during 2017.

The Company incurred acquisition related costs, primarily related to legal, investment banking and U.K. stamp duty tax of $125 million for the year ended December 31, 2019, primarily related to the acquisition of JLT. These costs are included in other operating expenses in the Company's consolidated statement of income.
Acquisition-related expenses incurred in 2018 were $7 million.
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
6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, the company may elect to proceed directly to the quantitative goodwill impairment test. In 2019, the Company elected to perform a quantitative impairment assessment. Fair values of the reporting units were estimated using a market approach. Carrying values for the reporting units are based on balances at the prior quarter end and include directly identified assets and liabilities, as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company completed its 2019 annual assessment in the third quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value by a substantial margin.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company does not have any indefinite lived intangible assets.
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2019	2018
Balance as of January 1, as reported	$9,599	$9,089
Goodwill acquired (a)	5,124	626
Other adjustments (b)	(52)	(116)
Balance at December 31,	$14,671	$9,599

(a) Includes $4.9 billion from the acquisition of JLT in 2019.
(b) Primarily reflects the impact of dispositions in 2019 and foreign exchange translation in 2018.
The goodwill acquired of $5.1 billion in 2019 (approximately $213 million of which is deductible for tax purposes) is comprised of $5 billion related to the Risk and Insurance Services segment and $167 million related to the Consulting segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $11.7 billion and Consulting, $3 billion.

The gross cost and accumulated amortization of intangible assets at December 31, 2019 and 2018 are as follows:

(In millions of dollars)	2019			2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,494	$897	$2,597	$1,970	$639	$1,331
Other (a)	380	203	177	259	153	106
Amortized intangibles	$3,874	$1,100	$2,774	$2,229	$792	$1,437

(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $314 million for the year ended December 31, 2019, $183 million for the year ended December 31, 2018 and $169 million for the year ended December 31, 2017. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2020	$344
2021	328
2022	299
2023	278
2024	267
Subsequent years	1,258
$2,774

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2019	2018	2017
Income before income taxes:
U.S.	$657	$460	$819
Other	1,782	1,784	1,824
	$2,439	$2,244	$2,643

The expense (benefit) for income taxes is comprised of:
Current –
U.S. Federal	$70	$82	$313
Other national governments	455	449	388
U.S. state and local	57	82	36
	582	613	737
Deferred –
U.S. Federal	69	(30)	286
Other national governments	(16)	(1)	72
U.S. state and local	31	(8)	38
	84	(39)	396
Total income taxes	$666	$574	$1,133

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2019	2018
Deferred tax assets:
Accrued expenses not currently deductible	$492	$526
Differences related to non-U.S. operations (a)	324	170
Accrued U.S. retirement benefits	438	406
Net operating losses (b)	70	48
Income currently recognized for tax	19	20
Other	27	16
	$1,370	$1,186

Deferred tax liabilities:
Differences related to non-U.S. operations	$400	$287
Depreciation and amortization	594	342
Accrued retirement & postretirement benefits - non-U.S. operations	151	171
Capitalized expenses currently recognized for tax	77	78
Other	37	49
	$1,259	$927

(a)	Net of valuation allowances of $54 million in 2019 and $21 million in 2018.

(b)	Net of valuation allowances of $72 million in 2019 and $45 million in 2018.

December 31,
(In millions of dollars)	2019	2018
Balance sheet classifications:
Deferred tax assets	$676	$680
Other liabilities	$565	$421

Taxes are not provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, which, at December 31, 2019, the Company estimates amounted to approximately $1.8 billion. The determination of the unrecognized deferred tax liability with respect to these investments is not practicable.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below:

For the Years Ended December 31,	2019	2018	2017
U.S. Federal statutory rate	21.0%	21.0%	35.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	3.0	2.3	1.5
Differences related to non-U.S. operations	3.0	3.3	(8.6)
U.S. Tax Reform	—	(0.3)	17.4
Equity compensation	(1.3)	(1.0)	(2.6)
Other	1.6	0.3	0.2
Effective tax rate	27.3%	25.6%	42.9%

The Company’s consolidated effective tax rate was 27.3%, 25.6% and 42.9% in 2019, 2018 and 2017, respectively. The rates in 2019 and 2018 reflect ongoing impacts of the Tax Cuts and Jobs Act (TCJA) and certain tax planning benefits, largely offset by higher estimated tax costs from the TCJA quasi-territorial system, greater disallowance of certain expenses, a decrease in excess tax benefits related to share compensation primarily due to the 21% U.S. tax rate, lower Federal benefit for State tax deductions and State treatment of certain TCJA provisions. The 2019 rate includes certain tax costs of the JLT integration. The 2018 rate includes the effect of a charge related to the Company’s investment in Alexander Forbes as discussed in Note 10. The tax rate in 2017 reflects the fact that foreign operations were generally taxed at rates lower than the U.S. statutory tax rate prior to the TCJA, as well as including a provisional estimate of the impact of the enactment of the TCJA.
The TCJA provided for a transition to a quasi-territorial tax system for taxing foreign earnings via a transition tax on undistributed earnings of non-U.S. subsidiaries. The Company recorded a provisional transition tax charge of $240 million upon enactment of the TCJA in 2017. The reduction of the U.S. corporate tax rate from 35% to 21% reduced the value of the U.S. deferred tax assets and liabilities; accordingly, a charge of $220 million was recorded. These amounts were decreased by $5 million and finalized in 2018.
A valuation allowance was recorded to adjust deferred tax assets to the amount that the Company believes is more likely than not to be realized. Valuation allowances had net increases of $60 million and $36 million in 2019 and 2018, respectively. There was no change to income tax expense as a result of adjustments of the beginning of the year valuation allowances in 2019. Adjustments of the beginning of the year balances of valuation allowances increased income tax expense by $1 million during 2018. Approximately 69% of the Company’s net operating loss carryforwards expire from 2020 through 2040, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2019 comprised federal, state and local, and non-U.S. tax benefits of $32 million, $34 million and $84 million, respectively, before reduction for valuation allowances.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017:

(In millions of dollars)	2019	2018	2017
Balance at January 1,	$78	$71	$65
Additions, based on tax positions related to current year	8	6	1
Additions for tax positions of prior years	15	6	14
Reductions for tax positions of prior years	(1)	—	(6)
Settlements	(1)	(2)	—
Lapses in statutes of limitation	(13)	(3)	(3)
Balance at December 31,	$86	$78	$71

Of the total unrecognized tax benefits at December 31, 2019, 2018 and 2017, $75 million, $64 million and $56 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2019, 2018 and 2017, before any applicable federal benefit, was $31 million, $15 million and $12 million, respectively.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction, the Company participates in the Internal Revenue Service’s (IRS) Compliance Assurance Process (CAP), which is structured to be, in effect, a real-time audit. The IRS is currently examining the Company’s 2017 and 2018 tax returns and is performing a pre-filing review of 2019. In 2019, the Company settled its federal audit for the year 2016.
New York is a significant jurisdiction for the Company. During 2019, New York State initiated an audit for the 2015 tax year. During 2018, New York State and New York City closed the examination of tax years 2007 through 2009. New York State and New York City have examinations underway for various entities covering the years 2010 through 2014.

The status of audits for significant jurisdictions outside the United States are summarized in the table below:

Tax Audit (Years)
Jurisdiction:	Initiated in 2019	Ongoing	Concluded
Canada	2018		2013-2016 during 2019
France	2017-2018		2011-2012 during 2018
Germany	2013-2016		2009-2012 during 2018
Italy	2016	2015
Singapore			2014-2016 during 2019
United Kingdom	2017	2016	2014-2015 during 2018

The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $10 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
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
Combined U.S. and Non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and post-retirement benefit plans are as follows:

	Pension Benefits		Post-retirement Benefits
	2019	2018	2019	2018
Weighted average assumptions:
Discount rate (for expense)	3.48%	3.07%	3.65%	3.21%
Expected return on plan assets	5.74%	5.83%	—	—
Rate of compensation increase (for expense)*	1.74%	1.73%	—	—
Discount rate (for benefit obligation)	2.57%	3.48%	2.72%	3.65%
Rate of compensation increase (for benefit obligation)*	1.76%	1.74%	—	—

*Rate of compensation increase assumptions do not include a rate of compensation increase for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016.
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
The target asset allocation for the U.S. plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2019, the actual allocation for the U.S. plans was 64% equities and equity alternatives and 36% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 81% of non-U.S. plan assets, is 34% equities and equity alternatives and 66% fixed income. At the end of 2019, the actual allocation for the U.K. plans was 35% equities and equity alternatives and 65% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
JLT Defined Benefit Pension Plans
As part of the JLT Transaction, the Company assumed responsibility for a number of pension plans throughout the world, with $255 million of net pension liabilities as of December 31, 2019 ($1,003 million in liabilities and $748 million of plan assets as of December 31, 2019), the most significant of which is the Jardine Lloyd Thompson U.K. Pension Scheme ("JLT U.K. plan"). The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the JLT U.K. plan are held in a trustee administered fund separate from the Company.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Post-retirement
For the Years Ended December 31,	Benefits			Benefits
(In millions of dollars)	2019	2018	2017	2019	2018	2017
Service cost	$31	$34	$76	$—	$1	$1
Interest cost	487	463	497	3	3	4
Expected return on plan assets	(863)	(864)	(921)	—	—	—
Amortization of prior service (credit) cost	—	(2)	(2)	(2)	(2)	1
Recognized actuarial loss (gain)	104	146	167	(1)	(1)	—
Net periodic benefit (credit) cost	$(241)	$(223)	$(183)	$—	$1	$6
Curtailment (loss) gain	—	—	(1)	—	—	—
Settlement loss	7	42	54	—	—	—
Total (credit) cost	$(234)	$(181)	$(130)	$—	$1	$6

The following chart provides the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2019	2018	2017	2019	2018	2017
Compensation and benefits expense (Operating income)	$31	$34	$76	$—	$1	$1
Other net benefit (credit) cost	(265)	(215)	(206)	—	—	5
Total (credit) cost	$(234)	$(181)	$(130)	$—	$1	$6

Pension Settlement Charge
Defined Benefit Pension Plans in the U.K. and certain other countries allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy under applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the total of interest plus service costs ("settlement thresholds"). Based on the amount of lump sum payments through December 31, 2018, the lump sum payments exceeded the settlement thresholds in two of the U.K. plans. The Company recorded non-cash settlement charges of $42 million and $54 million, in the consolidated statements of income for the twelve month periods ended December 31, 2018, and 2017, respectively, primarily related to these plans. The Company recorded $7 million of non-cash settlement charges in 2019 related to other non-U.S. plans.
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

U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and post-retirement benefit plans:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions of dollars)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$5,529	$6,221	$32	$36
Interest cost	241	235	1	1
Employee contributions	—	—	4	4
Plan combination	64	—	—	—
Actuarial (gain) loss	753	(502)	1	(1)
Benefits paid	(265)	(425)	(7)	(8)
Benefit obligation, December 31	$6,322	$5,529	$31	$32
Change in plan assets:
Fair value of plan assets at beginning of year	$4,062	$4,787	$1	$2
Actual return on plan assets	834	(330)	—	—
Employer contributions	35	30	4	3
Employee contributions	—	—	4	4
Benefits paid	(265)	(425)	(7)	(8)
Other	49	—	—	—
Fair value of plan assets, December 31	$4,715	$4,062	$2	$1
Net funded status, December 31	$(1,607)	$(1,467)	$(29)	$(31)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(29)	$(28)	$(1)	$(2)
Non-current liabilities	(1,578)	(1,439)	(28)	(29)
Net liability recognized, December 31	$(1,607)	$(1,467)	$(29)	$(31)
Amounts recognized in other comprehensive income (loss):
Net actuarial (loss) gain	(2,114)	(1,896)	4	6
Total recognized accumulated other comprehensive (loss) income, December 31	$(2,114)	$(1,896)	$4	$6
Cumulative employer contributions in excess of (less than) net periodic cost	507	429	(33)	(37)
Net amount recognized in consolidated balance sheet	$(1,607)	$(1,467)	$(29)	$(31)
Accumulated benefit obligation at December 31	$6,322	$5,529	$—	$—

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions of dollars)	2019	2018	2019	2018
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,896)	$(1,766)	$6	$6
Recognized as component of net periodic benefit cost (credit)	44	55	(1)	(1)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(753)	502	(1)	1
Asset experience	491	(687)	—	—
Total (loss) gain recognized as change in plan assets and benefit obligations	(262)	(185)	(1)	1
Net actuarial (loss) gain, December 31	$(2,114)	$(1,896)	$4	$6

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Post-retirement Benefits
(In millions of dollars)	2019	2018	2017	2019	2018	2017
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$160	$63	$(10)	$2	$—	$5

Estimated amounts that will be amortized from accumulated other comprehensive loss to net periodic pension cost in the next fiscal year:

	U.S. Pension Benefits	U.S. Post-retirement Benefits
(In millions of dollars)	2020	2020
Net actuarial loss	$72	$1

The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the U.S. defined benefit and other U.S. post-retirement plans are as follows:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
	2019	2018	2019	2018
Weighted average assumptions:
Discount rate (for expense)	4.45%	3.86%	4.24%	3.67%
Expected return on plan assets	7.95%	7.95%	—	—
Discount rate (for benefit obligation)	3.44%	4.45%	3.10%	4.24%

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $6.3 billion, $6.3 billion and $4.7 billion, respectively, as of December 31, 2019 and $5.5 billion, $5.5 billion and $4.1 billion, respectively, as of December 31, 2018.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $6.3 billion and $4.7 billion, respectively, as of December 31, 2019 and $5.5 billion and $4.1 billion, respectively, as of December 31, 2018.
As of December 31, 2019, the U.S. qualified plan holds 2 million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 4.8% of that plan's assets as of December 31, 2019.
The components of the net periodic benefit cost (credit) for the U.S. defined benefit and other post-retirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions of dollars)	2019	2018	2017	2019	2018	2017
Interest cost	241	235	264	1	1	2
Expected return on plan assets	(343)	(357)	(357)	—	—	—
Amortization of prior service cost	—	—	—	—	—	3
Recognized actuarial loss (gain)	44	55	37	(1)	(1)	(1)
Net periodic benefit (credit) cost	$(58)	$(67)	$(56)	$—	$—	$4

The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 6% in 2019, gradually declining to 4.5% in 2039. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%. A one percentage point change in assumed health care cost trend rates would have no effect on the total service and interest cost components or the post-retirement benefit obligation.

Estimated Future Contributions
The Company expects to contribute approximately $76 million to its U.S. plans in 2020. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law.

Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. post-retirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions of dollars)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$8,969	$10,053	$57	$68
Service cost	31	34	—	1
Interest cost	246	228	2	2
Employee contributions	2	2	—	—
Plan combination	915	—	—	—
Actuarial loss (gain)	1,339	(450)	3	(8)
Plan amendments	(1)	44	—	—
Effect of settlement	(25)	(162)	—	—
Benefits paid	(364)	(290)	(3)	(3)
Foreign currency changes	209	(491)	2	(3)
Other	—	1	—	—
Benefit obligation, December 31	$11,321	$8,969	$61	$57
Change in plan assets:
Fair value of plan assets at beginning of year	$10,306	$11,388	$—	$—
Plan combination	683	—	—	—
Actual return on plan assets	1,367	(141)	—	—
Effect of settlement	(25)	(162)	—	—
Company contributions	87	82	3	3
Employee contributions	2	2	—	—
Benefits paid	(364)	(290)	(3)	(3)
Foreign currency changes	257	(573)	—	—
Fair value of plan assets, December 31	$12,313	$10,306	$—	$—
Net funded status, December 31	$992	$1,337	$(61)	$(57)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1,632	$1,687	$—	$—
Current liabilities	(6)	(5)	(3)	(3)
Non-current liabilities	(634)	(345)	(58)	(54)
Net asset (liability) recognized, December 31	$992	$1,337	$(61)	$(57)
Amounts recognized in other comprehensive (loss) income:
Prior service credit	$(2)	$(2)	$11	$12
Net actuarial loss	(3,055)	(2,568)	(5)	(1)
Total recognized accumulated other comprehensive (loss) income, December 31	$(3,057)	$(2,570)	$6	$11
Cumulative employer contributions in excess of (less than) net periodic cost	4,049	3,907	(67)	(68)
Net asset (liability) recognized in consolidated balance sheets, December 31	$992	$1,337	$(61)	$(57)
Accumulated benefit obligation, December 31	$11,079	$8,752	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions of dollars)	2019	2018	2019	2018
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive income (loss):
Beginning balance	$(2)	$43	$12	$15
Recognized as component of net periodic benefit credit:
Amortization of prior service credit	—	(2)	(2)	(2)
Total recognized as component of net periodic benefit credit	—	(2)	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	1	(44)	—	—
Exchange rate adjustments	(1)	1	1	(1)
Prior service credit, December 31	$(2)	$(2)	$11	$12

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions of dollars)	2019	2018	2019	2018
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(2,568)	$(2,646)	$(1)	$(10)
Recognized as component of net periodic benefit cost:
Amortization of net loss	60	91	—	—
Effect of settlement	7	42	—	—
Total recognized as component of net periodic benefit credit	67	133	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(1,339)	450	(3)	8
Asset experience	847	(648)	—	—
Other	—	3	—	—
Total amount recognized as change in plan assets and benefit obligations	(492)	(195)	(3)	8
Exchange rate adjustments	(62)	140	(1)	1
Net actuarial loss, December 31	$(3,055)	$(2,568)	$(5)	$(1)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions of dollars)	2019	2018	2017	2019	2018	2017
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$311	$(147)	$(513)	$5	$(5)	$(14)

Estimated amounts that will be amortized from accumulated other comprehensive loss to net periodic pension cost in the next fiscal year:

	Non-U.S. Pension Benefits	Non-U.S. Post-retirement Benefits
(In millions of dollars)	2020	2020
Prior service credit	$—	$(2)
Net actuarial loss	90	—
Projected cost	$90	$(2)

The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the non-U.S. defined benefit and post-retirement plans are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
	2019	2018	2019	2018
Weighted average assumptions:
Discount rate (for expense)	2.89%	2.58%	3.32%	2.97%
Expected return on plan assets	4.87%	4.94%	—	—
Rate of compensation increase (for expense)	2.82%	2.80%	—	—
Discount rate (for benefit obligation)	2.09%	2.89%	2.53%	3.32%
Rate of compensation increase (for benefit obligation)	2.75%	2.82%	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2.9 billion, $2.7 billion and $2.2 billion, respectively, as of December 31, 2019 and $1.7 billion, $1.6 billion and $1.3 billion, respectively, as of December 31, 2018.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $3.0 billion and $2.3 billion, respectively, as of December 31, 2019 and $1.9 billion and $1.6 billion, respectively, as of December 31, 2018.
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

Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other post-retirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions of dollars)	2019	2018	2017	2019	2018	2017
Service cost	$31	$34	$76	$—	$1	$1
Interest cost	246	228	233	2	2	2
Expected return on plan assets	(520)	(507)	(564)	—	—	—
Amortization of prior service credit	—	(2)	(2)	(2)	(2)	(2)
Recognized actuarial loss	60	91	130	—	—	1
Net periodic benefit (credit) cost	(183)	(156)	(127)	—	1	2
Settlement loss	7	42	54	—	—	—
Curtailment (gain) loss	—	—	(1)	—	—	—
Total (credit) cost	$(176)	$(114)	$(74)	$—	$1	$2

The assumed health care cost trend rate was approximately 4.98% in 2019, gradually declining to 4.34% in 2029. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In millions of dollars)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$6	$(5)

Estimated Future Contributions
The Company expects to contribute approximately $84 million to its non-U.S. pension plans in 2020. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. For the MMC UK Pension Fund, in November 2016, the Company and the trustee agreed to a funding deficit recovery plan for the U.K. defined benefit pension plans. A new agreement was reached with the trustee in fourth quarter of 2019 based on the surplus funding position at December 31, 2018. Under the agreement no deficit funding is required until 2023. The funding level will be re-assessed during 2022 to determine if contributions are required in 2023. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2019 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period. In addition in the U.K. the Company assumed responsibility for the JLT's Pension Scheme (JLT U.K. plan). Deficit funding of approximately $28 million is expected during 2020 with a new funding agreement expected to be reached with the trustee during 2020.

Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and post-retirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Post-retirement Benefits
(In millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.
2020	$281	$322	$4	$3
2021	$293	$328	$4	$3
2022	$305	$338	$3	$3
2023	$312	$358	$3	$3
2024	$318	$368	$3	$3
2025-2029	$1,675	$2,019	$11	$15

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

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$492	$—	$—	$5,959	$6,451
Corporate obligations	—	4,063	—	—	4,063
Corporate stocks	2,871	34	1	—	2,906
Private equity/partnerships	—	—	—	1,055	1,055
Government securities	20	679	—	—	699
Real estate	—	—	—	660	660
Short-term investment funds	309	3	—	—	312
Company common stock	223	—	—	—	223
Other investments	15	17	682	2	716
Total investments	$3,930	$4,796	$683	$7,676	$17,085

	Fair Value Measurements at December 31, 2018
Assets (In millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$291	$—	$—	$5,329	$5,620
Corporate obligations	—	3,673	—	—	3,673
Corporate stocks	2,046	33	1	—	2,080
Private equity/partnerships	—	—	—	921	921
Government securities	15	535	—	—	550
Real estate	—	—	—	563	563
Short-term investment funds	286	—	—	—	286
Company common stock	319	—	—	—	319
Other investments	13	20	333	—	366
Total investments	$2,970	$4,261	$334	$6,813	$14,378

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2019 and December 31, 2018:

Assets (In millions)	Fair Value, January 1, 2019	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other (a)	Fair Value, December 31, 2019
Other investments	$333	$17	$(14)	$72	$1	$(9)	$282	$682
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$334	$17	$(14)	$72	$1	$(9)	$282	$683
(a) Transfers in during 2019 are primarily related to the inclusion of JLT plan assets.

Assets (In millions)	Fair Value, January 1, 2018	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2018
Other investments	$350	$20	$(19)	$(5)	$1	$(14)	$—	$333
Corporate stocks	2	—	—	—	—	—	(1)	1
Corporate obligations	20	—	—	—	—	—	(20)	—
Total assets	$372	$20	$(19)	$(5)	$1	$(14)	$(21)	$334

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
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("401(k) Plan"), that are qualified under U.S. tax laws. Under these plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations. For the 401(k) Plan, the Company matches a fixed portion of the employees’ contributions. In addition, as mentioned above, as part of the modification to its U.S. defined benefit pension plans, the Company also amended its U.S. defined contribution retirement plans for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plan contains an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $556 million of the 401(k) Plan’s assets at December 31, 2019 and $444 million at December 31, 2018 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $139 million in 2019, $133 million in 2018 and $130 million in 2017. In addition, the Company has significant defined contribution plans in the U.K. As noted above, effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. In addition, the Company has assumed responsibility for the defined contribution section of the JLT U.K. plan. The cost of the U.K. defined contribution plan was $100 million, $80 million and $75 million in 2019, 2018 and 2017, respectively.

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
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Risk-free interest rate	2.51%	2.73%	2.09%
Expected life (in years)	6.0	6.0	6.0
Expected volatility	20.93%	23.23%	23.23%
Expected dividend yield	1.82%	1.81%	1.86%

A summary of the status of the Company’s stock option awards as of December 31, 2019 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2019	9,968,038	$53.94
Granted	1,661,590	$91.15
Exercised	(2,655,288)	$40.10
Forfeited	(115,212)	$82.96
Balance at December 31, 2019	8,859,128	$64.69	6.2 years	$414,756
Options vested or expected to vest at December 31, 2019	8,714,264	$64.43	6.1 years	$410,231
Options exercisable at December 31, 2019	5,133,064	$52.36	4.7 Years	$303,612

In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2019, 2018 and 2017 was $17.87, $18.29 and $15.01, respectively. The total intrinsic value of options exercised during the same periods was $136.7 million, $72.9 million and $195.3 million, respectively.
As of December 31, 2019, there was $19.0 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.25 years. Cash received from the exercise of stock options for the years ended December 31, 2019, 2018 and 2017 was $106.5 million, $46.7 million and $126.7 million, respectively.
The Company's policy is to issue treasury shares upon option exercises or share unit conversion. The Company intends to issue treasury shares as long as an adequate number of those shares is available.
Restricted Stock Units and Performance Stock Units: Restricted stock units may be awarded under the Company's 2011 Incentive and Stock Award Plan. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and under what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Awards to senior executives and other employees may include three-year performance-based restricted stock units and three-year service-based restricted stock units. The payout of performance stock units (payable in shares of the Company's common stock) ranges, generally, from 0-200% of the number of units granted, based on the achievement of objective, pre-determined Company performance measure(s), generally, over a three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management's estimate of the number of units expected to vest and shares to be paid and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period. Dividend equivalents are not paid out unless and until such time that the award vests and shares are distributed.

A summary of the status of the Company's restricted stock units and performance stock units as of December 31, 2019 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2019	4,330,231	$76.49	698,798	$70.33
Granted	4,266,983	$92.50	245,065	$91.17
Vested	(2,023,355)	$72.96	(262,820)	$57.50
Forfeited	(616,122)	$89.55	(30,496)	$83.30
Non-vested balance at December 31, 2019	5,957,737	$87.80	650,547	$82.75

The weighted-average grant-date fair value of the Company's restricted stock units granted during the years ended December 31, 2018 and 2017 was $83.05 and $73.23, respectively. The weighted average grant date fair value of the Company's performance stock units granted during the years ended December 31, 2018 and 2017 was $83.05 and $73.20, respectively. The total fair value of the shares distributed during the years ended December 31, 2019, 2018 and 2017 in connection with the Company's non-option equity awards was $211.9 million, $170.3 million and $117.1 million, respectively.
The payout of shares in 2019 with respect to the PSUs awarded in 2016 was 97% of target based on performance for the three-year performance period. In aggregate, 254,993 shares became distributable in respect to PSUs vested in 2019.
As of December 31, 2019, there was $357 million of unrecognized compensation cost related to the Company's restricted stock units and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.11 years.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007 and the addition of 4,750,000 shares due to a shareholder action in May 2018, no more than 40,350,000 shares of the Company's common stock may be sold. Employees purchased 405,872 shares during the year ended December 31, 2019 and at December 31, 2019, 5,272,708 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, the addition of 4,000,000 shares due to a shareholder action in May 2007 and reducing the shares available by 1,000,000 consistent with the Company's Board of Directors' action in March 2018, no more than 11,000,000 shares of the Company's common stock may be sold. Employees purchased 103,635 shares during the year ended December 31, 2019 and there were 1,271,213 shares available for issuance at December 31, 2019 under the International Plan. The plans are considered non-compensatory.

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

Assets and liabilities using Level 3 inputs include liabilities for contingent purchase consideration and the deal contingent foreign exchange contract (the "FX Contract").
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
The fair value at December 31, 2018, was determined using the probability distribution approach, comparing the all in forward rate to the foreign exchange rate for possible dates the JLT Transaction could close, discounted to the valuation date and adjusted for the fair value of the deal contingency feature. Determining the fair value of the FX Contract required significant management judgments or estimates about the potential closing dates of the transaction and remaining value of the deal contingency feature.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/19	12/31/18	12/31/19	12/31/18	12/31/19	12/31/18	12/31/19	12/31/18
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$4	$133	$—	$—	$—	$—	$4	$133
Mutual funds(a)	166	151	—	—	—	—	166	151
Money market funds(b)	55	118	—	—	—	—	55	118
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(a)	—	—	—	—	84	—	84	—
Total assets measured at fair value	$225	$402	$8	$8	$84	$—	$317	$410
Fiduciary Assets:
Money market funds	$360	$80	$—	$—	$—	$—	$360	$80
U.S. Treasury Bills	40	20	—	—	—	—	40	20
Total fiduciary assets measured at fair value	$400	$100	$—	$—	$—	$—	$400	$100
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$225	$183	$225	$183
Acquisition related derivative contracts	—	—	—	116	—	325	—	441
Total liabilities measured at fair value	$—	$—	$—	$116	$225	$508	$225	$624
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The level 3 assets in the above chart reflects contingent purchase consideration from the sale of businesses during 2019, including accretion of approximately $2 million.
During the year ended December 31, 2019, there were no assets or liabilities that were transferred between any of the levels.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2019 and December 31, 2018.

(In millions)	2019	2018
Balance at January 1,	$508	$189
Additions	36	54
Payments	(63)	(91)
Revaluation Impact	70	32
Change in fair value of acquisition related derivative contracts	(325)	325
Other (a)	(1)	(1)
Balance at December 31,	$225	$508

(a) Primarily reflects the impact of foreign exchange.
The fair value of the contingent purchase consideration asset and liability is based on projections of revenue and earnings for the acquired or disposed entities that are reassessed on a quarterly basis. As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $70 million for the year ended December 31, 2019. A 5% increase in the above mentioned projections would increase the liability by approximately $25 million. A 5% decrease in the above mentioned projections would decrease the liability by approximately $28 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $434 million and $287 million at December 31, 2019 and 2018, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
Alexander Forbes: The Company owns approximately 34% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. In the third quarter of 2018, the Company concluded the decline in value of the investment was other than temporary and recorded a charge of $83 million in 2018. As of December 31, 2019, the carrying value of the Company’s investment in Alexander Forbes was approximately $144 million. As of December 31, 2019, the market value of the approximately 443 million shares of Alexander Forbes owned by the Company, based on the December 31, 2019 closing share price of 5.55 South African Rand per share, was approximately $173 million. See Note 5 to the consolidated financial statements for additional information regarding the pending sale of the Company's remaining investment in AF.
The Company has other investments in private insurance and consulting companies with a carrying value of $183 million and $61 million at December 31, 2019 and December 31, 2018, respectively.
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
Private Equity Investments
The Company's investments in private equity funds were $107 million and $82 million at December 31, 2019 and December 31, 2018, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings, investment gains/losses for its proportionate share of the change in fair value of the funds. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $13 million and $16 million for the years ended December 31, 2019 and 2018, respectively, related to these investments.
Other Investments
At December 31, 2019 and December 31, 2018 the Company held certain equity investments with readily determinable market values of $19 million and $146 million, respectively. In 2019 and 2018, the Company recorded investment gains of $10 million and $54 million, respectively, which reflects the mark-to-market changes in equity securities. The Company also held investments without readily determinable market values of $67 million and $75 million at December 31, 2019 and 2018, respectively. The Company recorded a net loss of approximately $1 million in 2019 and a net gain of approximately $1 million in 2018 on these investments. In March 2019, the Company disposed of its investment in BenefitFocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019 as final settlement on the sale. During the second quarter of 2019, the Company disposed of its investment in Payscale and received proceeds of approximately $47 million.
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
Below is a summary of the financial information for the Company's equity method investees:

For the Twelve Months Ended September 30,
(In millions of dollars)	2019	2018	2017
Revenue	$719	$733	$628
Net investment income (a)	$959	$1,699	$1,834
Net income	$482	$554	$476

As of September 30,
(In millions of dollars)	2019	2018
Total assets	$23,366	$24,644
Total liabilities	$21,013	$22,257
Non-controlling interests	$23	$22

(a) Net investment income in 2019, 2018 and 2017 includes approximately $645 million, $1.2 billion and $1.5 billion, respectively, related to Alexander Forbes, substantially all of which is credited to policy holders.
11.    Derivatives
On September 20, 2018, the Company entered into the FX Contract to purchase £5.2 billion at a contracted exchange rate, to hedge the risk of appreciation of the GBP-denominated purchase price of JLT, which was settled on April 1, 2019 upon the closing of the JLT Transaction. The FX Contract did not qualify for hedge accounting treatment under applicable accounting guidance, which required the Company to record the change in the fair value of the FX Contract on each reporting date to the statement of income. The Company recorded a gain of $31 million in the consolidated statement of income for the year ended December 31, 2019, related to the FX Contract. An unrealized loss of $325 million related to the change in fair value of the FX contract was recorded in the consolidated statement of income during 2018.
In connection with the JLT Transaction, to hedge the economic risk of changes in future interest rates prior to its issuance of fixed rate debt, in the fourth quarter of 2018, the Company entered into Treasury locks related to $2 billion of senior notes issued in January 2019. The fair value of the Treasury locks at

December 31, 2018 was based on the published treasury rate plus the forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of this derivative in the consolidated statement of income for the twelve months ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. An additional charge of $6 million was recorded in the first quarter of 2019 related to the settlement of the Treasury lock derivatives.
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. The Company recorded a charge of $7.3 million in the consolidated statement of income for the year ended December 31, 2019, related to the settlement of this contract.
Acquired JLT Derivatives and Hedging Activity
A significant portion of JLT's outstanding senior notes at the time of completion of the Transaction were denominated in U.S. dollars. In order to hedge its exposure against the risk of fluctuations between the GBP and the U.S. dollar, JLT entered into foreign exchange contracts and interest rate swaps, which were designated as fair value hedges. In June, 2019, the Company redeemed these U.S. dollar denominated senior notes and settled the related derivative contracts. The offsetting changes in fair value of the debt and the change in fair value of the derivative contracts were recorded in the consolidated statement of income for the year ended December 31, 2019.
JLT also had a number of foreign exchange contracts to hedge the risk of foreign exchange movements between the U.S. dollar and the GBP, related to JLT’s U.S. dollar denominated revenue in the U.K. Prior to the acquisition, these derivative contracts were designated as cash flow hedges. Upon completion of the JLT Transaction, these derivative contracts were not re-designated as cash flow hedges by the Company. The contracts were settled in June 2019. The change in fair value between the acquisition date and the settlement date resulted in a charge of $26 million for the year ended December 31, 2019. The charge is recorded as a change in fair value of acquisition related derivative contracts in the consolidated statement of income.
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "Hedge") of its Euro denominated subsidiaries. The Hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The Company concluded that the hedge continues to be highly effective as of December 31, 2019. During 2019, the U.S. dollar value of the euro notes decreased $28 million through December 31, 2019 due to the impact of foreign exchange rates, with a corresponding increase to foreign currency translation gains (losses).
12.    Leases
A lease is defined as a party obtaining the right to use an asset legally owned by another party. The Company determines if an arrangement is a lease at inception. For operating leases entered into prior to January 1, 2019, the ROU assets and operating lease liabilities are recognized in the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date of the standard, January 1, 2019. The ROU asset was adjusted for unamortized lease incentives and restructuring liabilities that were reported, prior to January 1, 2019, as other liabilities in the consolidated balance sheet. For leases entered into subsequent to January 1, 2019, the operating lease ROU asset and operating lease liabilities are based on the present value of minimum payments over the lease term at the commencement date of the lease.
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
On April 1, 2019, the Company assumed approximately $400 million, of ROU assets and lease liabilities from the JLT Transaction. As part of the Company's real estate rationalization plan related to the JLT Transaction, the Company has determined that approximately $9 million of its ROU assets have been impaired, and therefore, recorded a charge to the consolidated statement of income for the twelve month period ended December 31, 2019, with an offsetting reduction to ROU assets. The Company expects additional impairments as it continues to assess its future real estate requirements.
The following chart provides additional information about the Company’s property leases:

For the Year Ended December 31, 2019 (In millions)
Lease Cost:
Operating lease cost	$371
Short-term lease cost	8
Variable lease cost	150
Sublease income	(18)
Net lease cost	$511
Other information:
Operating cash outflows from operating leases	$392
Right of use assets obtained in exchange for new operating lease liabilities	$140
Weighted-average remaining lease term – real estate	8.78 years
Weighted-average discount rate – real estate leases	3.10%

Future minimum lease payments for the Company’s operating leases as of December 31, 2019 are as follows:

Payment Dates (In millions)	Real Estate Leases
2020	$413
2021	359
2022	335
2023	288
2024	241
Subsequent years	974
Total future lease payments	2,610
Less: Imputed interest	(342)
Total	2,268
Current lease liabilities	342
Long-term lease liabilities	1,926
Total lease liabilities	$2,268
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of December 31, 2019, the Company had additional operating real estate leases that had not yet commenced of $45 million. These operating leases will commence over the next 12 months.
The consolidated statements of income include net rental costs of $383 million and $354 million in 2018 and 2017, respectively, after deducting rentals from subleases ($8 million in 2018 and 2017). These net rental costs exclude rental costs and sublease income for previously accrued restructuring charges related to vacated space.
At December 31, 2018, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements were:

For the Years Ended December 31,	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
(In millions of dollars)
2019	$361	$32	$329
2020	$340	$31	$309
2021	$277	$12	$265
2022	$252	$10	$242
2023	$214	$9	$205
Subsequent years	$753	$32	$721

13.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2019	2018
Short-term:
Current portion of long-term debt	1,215	$314
	1,215	314
Long-term:
Senior notes – 2.35% due 2019	—	300
Senior notes – 2.35% due 2020	500	499
Senior notes – 3.50% due 2020	698	—
Senior notes – 4.80% due 2021	499	499
Senior notes – Floating rate due 2021	298	—
Senior notes – 2.75% due 2022	498	497
Senior notes – 3.30% due 2023	349	348
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	597	597
Senior notes – 3.875% due 2024	994	—
Senior notes – 3.50% due 2025	497	496
Senior notes – 1.349% due 2026	609	—
Senior notes – 3.75% due 2026	597	596
Senior notes – 4.375% due 2029	1,499	—
Senior notes – 1.979% due 2030	607	—
Senior notes – 5.875% due 2033	298	297
Senior notes – 4.75% due 2039	494	—
Senior notes – 4.35% due 2047	492	492
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,237	—
Mortgage – 5.70% due 2035	345	358
Other	7	4
	11,956	5,824
Less current portion	1,215	314
	$10,741	$5,510

The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at December 31, 2019.
Bridge Loan Financing
On September 18, 2018, the Company entered into a bridge loan agreement to finance the JLT acquisition. The bridge loan agreement provided for commitments in the aggregate principal amount of £5.2 billion. In 2018, the Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment, of which $30 million was amortized in 2018 and $5 million in the first quarter of 2019 as interest expense. The Company terminated its bridge loan agreement on April 1, 2019.

Senior Notes
In January 2020, the Company closed on $500 million one-year and $500 million two-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed below. The Company has no current borrowings outstanding under these facilities. The facility includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available, which is expected to occur by the end of 2021.These facilities are expected to expire on or around the time that LIBOR is expected to be replaced by a successor rate.
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
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities was based on LIBOR plus a fixed margin which varies with the Company's credit ratings. In August 2019, the Company terminated the $300 million three-year term facility. The Company had $300 million of borrowings outstanding under the one-year term facility at September 30, 2019, which was repaid and terminated in December 2019.
Also in March 2019, the Company issued €550 million of 1.349% Senior Notes due 2026 and €550 million of 1.979% Senior Notes due 2030. In addition, in March 2019, the Company issued an additional $250 million of 4.375% Senior Notes due 2029. These notes constitute a further issuance of the 4.375% Senior Notes due 2029, of which $1.25 billion aggregate principal amount was issued in January 2019 (see above). After giving effect to the issuance of the notes, the Company has $1.5 billion aggregate principal amount of 4.375% Senior Notes due 2029. The Company used part of the net proceeds from these offerings, along with the $5 billion of Senior Notes issued in January 2019 (discussed above) primarily to fund the acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness, as well as for general corporate purposes.
In January 2019, the Company issued $700 million of 3.50% Senior Notes due 2020, $1.0 billion of 3.875% Senior Notes due 2024, $1.25 billion of 4.375% Senior Notes due 2029, $500 million of 4.75% Senior Notes due 2039, $1.25 billion of 4.90% Senior Notes due 2049 and $300 million of Floating Rate Senior Notes due 2021. The floating rate notes are based on LIBOR plus a fixed margin. These notes are due prior to the date that LIBOR is expected to be replaced by a successor rate.
In October 2018 the Company repaid $250 million of maturing senior notes.
In March 2018, the Company issued $600 million of 4.20% senior notes due 2048. The Company used the net proceeds for general corporate purposes.
Other Credit Facilities
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2019. The facility includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available. In such case, the rate would be determined using an alternate reference rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR (the “LIBOR successor rate”). If no LIBOR successor rate has been determined, the rate will be based on the higher of the rate announced publicly by Citibank, New York, NY, as its base rate or the fed funds rate plus a fixed margin.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $598 million at December 31, 2019 and $594 million at December 31, 2018. There were no outstanding borrowings under these facilities at December 31, 2019 and December 31, 2018.
Scheduled repayments of long-term debt in 2020 and in the four succeeding years are $1.2 billion, $815 million, $515 million, $617 million and $1.6 billion, respectively.
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

	December 31, 2019		December 31, 2018
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,215	$1,229	$314	$313
Long-term debt	$10,741	$11,953	$5,510	$5,437

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
14.    Integration and Restructuring Costs
JLT Related Integration and Restructuring
The Company is currently integrating JLT, which will involve combining the business practices and co-locating colleagues in most geographies, rationalization of real estate leases around the world, realization of synergies and migration of legacy JLT systems onto the Company's information technology environment and security protocols, consulting fees related to integration management processes and legal fees related to the rationalization of legal entity structures that will reduce costs, mitigate risks and improve operational transparency.
Costs will be recognized based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. Based on its current estimates, the Company expects to incur costs of approximately $700 million in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, information technology rationalization, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. The Company has incurred $335 million in 2019 and expects most of the remaining costs to be incurred in 2020, with a modest amount in 2021. These integration and restructuring plans are still being finalized, which may change our current cost and related savings estimates, as the Company continues to refine its detailed plans for each business and location.
In connection with the JLT integration and restructuring, for the twelve month period ended December 31, 2019, costs incurred were $229 million in RIS, $18 million in Consulting, and $88 million in Corporate. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.

Details of the JLT integration and restructuring activity from January 1, 2019 through December 31, 2019, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/19	$—	$—	$—	$—	$—
2019 Charges	154	38	45	98	335
Cash payments	(112)	(14)	(45)	(94)	(265)
Non-cash charges	—	(19)	—	(4)	(23)
Liability at 12/31/19	$42	$5	$—	$—	$47
(a) Includes data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
During 2018 and 2019, Marsh initiated programs to simplify its organization structure and realign and rebrand certain of its businesses. The Company incurred severance and consulting costs of $34 million for the twelve month period ended December 31, 2019, related to these initiatives.
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future. The Company incurred restructuring severance and consulting costs of $56 million for the twelve month period ended December 31, 2019 related to this initiative.
In addition to the changes discussed above, the Company incurred at Corporate $22 million of restructuring costs primarily related to future rent under non-cancelable leases.
Details of the restructuring liability activity from January 1, 2018 through December 31, 2019, including actions taken prior to 2019, are as follows:

(In millions)	Balance at 1/1/18	Amounts Accrued	Cash Paid	Other	Liability at 12/31/18	Amounts Accrued	Cash Paid	Other	Balance at 12/31/19
Severance	$15	$137	$(77)	$(2)	$73	$73	$(91)	$(4)	$51
Future rent under non-cancelable leases and other costs	50	24	(37)	2	39	39	(21)	(6)	51
Total	$65	$161	$(114)	$—	$112	$112	$(112)	$(10)	$102

As of January 1, 2017, the liability balance related to restructuring activity was $93 million. In 2017, the Company accrued $40 million and had cash payments and other adjustments of $68 million related to restructuring activities that resulted in the liability balance at December 31, 2017 reported above.
The expenses associated with the above initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable and accrued liabilities, other liabilities or accrued compensation and employee benefits, depending on the nature of the items. These programs are substantially completed as of December 31, 2019.
15.    Common Stock
During 2019, the Company repurchased 4.8 million shares of its common stock for total consideration of $485 million. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion of the Company's common stock, which superseded any prior authorizations. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on the authorization. During 2018, the Company purchased 8.2 million shares of its common stock for total consideration of $675 million.
The Company issued approximately 4.6 million and 3.3 million shares related to stock compensation and employee stock purchase plans during the years ended December 31, 2019 and 2018, respectively.
16. Claims, Lawsuits and Other Contingencies
Acquisition of Jardine Lloyd Thompson Group plc
On April 1, 2019, the Company completed its previously announced acquisition of all of the outstanding shares of JLT. See Note 5 to the consolidated financial statements for additional information. Upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019.
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
Risk and Insurance Services Segment
In April 2017, the Financial Conduct Authority in the United Kingdom (the "FCA") commenced a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA carried out an on-site inspection at the London offices of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom, and JLT Specialty Ltd., JLT's U.K. operating subsidiary. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited, JLT Specialty Ltd. and other participants in the market had been sharing competitively sensitive information within the aviation insurance and reinsurance broking sector.
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
Consulting Segment
In 2014, the FCA conducted a thematic review of the suitability of financial advice provided to individuals by a number of firms, including JLT’s employee benefits business, relating to enhanced transfer value ("ETV") pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of JLT’s ETV advice. In February 2019, prior to the completion of the acquisition, JLT recorded a gross liability of approximately £59 million (or approximately $77 million) arising from the Skilled Person report and ETV review. Pending the outcome of the FCA’s review, and based on our review as of December 31, 2019, the Company has a gross liability of approximately £65 million (or approximately $85 million) recorded on its consolidated balance sheet for the estimated liabilities and costs arising from this matter. We expect this gross liability to be partially offset by insurance and indemnification claims under existing arrangements.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2019, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2019 –
Risk and Insurance Services	$9,599	(a)	$1,833	$26,098	(d)	$416	$184
Consulting	7,143	(b)	1,210	9,722	(e)	156	150
Total Segments	16,742		3,043	35,820		572	334
Corporate/Eliminations	(90)		(366)	(4,463)	(c)	75	87
Total Consolidated	$16,652		$2,677	$31,357		$647	$421
2018 –
Risk and Insurance Services	$8,228	(a)	$1,864	$15,868	(d)	$290	$158
Consulting	6,779	(b)	1,099	8,003	(e)	130	97
Total Segments	15,007		2,963	23,871		420	255
Corporate/Eliminations	(57)		(202)	(2,293)	(c)	74	59
Total Consolidated	$14,950		$2,761	$21,578		$494	$314
2017 –
Risk and Insurance Services	$7,630	(a)	$1,731	$16,490	(d)	$282	$139
Consulting	6,444	(b)	1,110	8,200	(e)	129	88
Total Segments	14,074		2,841	24,690		411	227
Corporate/Eliminations	(50)		(186)	(4,261)	(c)	70	75
Total Consolidated	$14,024		$2,655	$20,429		$481	$302

(a)
Includes inter-segment revenue of $8 million, $6 million and $5 million in 2019, 2018 and 2017, respectively, interest income on fiduciary funds of $105 million, $65 million and $39 million in 2019, 2018 and 2017, respectively, and equity method income of $25 million, $13 million and $14 million in 2019, 2018 and 2017, respectively and $40 million related to the sale of business in 2018.

(b)
Includes inter-segment revenue of $82 million, $51 million and $45 million in 2019, 2018 and 2017, respectively, interest income on fiduciary funds of $4 million, $3 million and $4 million in 2019, 2018 and 2017, respectively, and equity method income of $16 million, $8 million and $17 million in 2019, 2018 and 2017, respectively.

(c)	Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

(d)	Includes equity method investments of $179 million, $57 million and $60 million at December 31, 2019, 2018 and 2017, respectively.

(e)	Includes equity method investments of $149 million, $148 million and $269 million at December 31, 2019, 2018 and 2017, respectively.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2019	2018	2017
Risk and Insurance Services
Marsh	$8,085	$6,923	$6,433
Guy Carpenter	1,514	1,305	1,197
Total Risk and Insurance Services	9,599	8,228	7,630
Consulting
Mercer	5,021	4,732	4,528
Oliver Wyman Group	2,122	2,047	1,916
Total Consulting	7,143	6,779	6,444
Total Segments	16,742	15,007	14,074
Corporate/Eliminations	(90)	(57)	(50)
Total	$16,652	$14,950	$14,024

Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2019	2018	2017
Revenue
United States	$7,840	$7,219	$6,870
United Kingdom	2,679	2,243	2,112
Continental Europe	2,837	2,694	2,197
Asia Pacific	2,001	1,616	1,517
Other	1,385	1,235	1,378
	16,742	15,007	14,074
Corporate/Eliminations	(90)	(57)	(50)
Total	$16,652	$14,950	$14,024

For the Years Ended December 31,
(In millions of dollars)	2019	2018	2017
Fixed Assets, Net
United States	$462	$403	$399
United Kingdom	149	91	91
Continental Europe	68	59	57
Asia Pacific	101	74	78
Other	78	74	87
Total	$858	$701	$712

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liability for Errors and Omissions - Refer to Notes 1 and 16 to the financial statements
Critical Audit Matter Description
The Company is subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions (“E&O”) in connection with the performance of professional services. These claims may seek damages, including punitive and treble damages, in amounts that could be significant. The Company uses case level reviews performed by inside and outside counsel, internal actuarial analysis and other methods to estimate potential losses resulting from reported and unreported claims.
Given that the determination of the liability for E&O requires management to make significant estimates and assumptions in projecting ultimate settlement values of reported and unreported claims, performing audit procedures to evaluate the reasonableness of such estimates and assumptions required a high degree of auditor judgment, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the liability for E&O included the following, among others:

•
We tested the effectiveness of internal controls related to the determination of the liability for E&O, including controls over the projection of ultimate settlement values of reported and unreported claims determined through internal actuarial analyses and management’s independent review of case level estimates provided by inside and outside counsel, as applicable.

•	For selected E&O matters, we made inquiries of the Company’s inside and outside counsel, as applicable, regarding the status of these matters and likelihood of settlement.

•	We compared total incurred losses and current case estimates as of the balance sheet date to amounts reported in prior periods to evaluate trends and developments in reported cases.

•	With the assistance of our actuarial specialists, we evaluated the reasonableness of the assumptions and methodologies involved in the development of the liability for E&O by:

–	Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to evaluate whether the inputs to the actuarial estimate were reasonable.

–
Comparing management’s prior-year assumptions of expected development and ultimate loss to actual amounts incurred during the current year to identify potential bias in the determination of the liability for E&O.

–	Developing a range of independent estimates and comparing those to the liability for E&O recorded by the Company.
Other Intangible Assets - Valuation of Customer Relationship Intangible Assets for the Jardine Lloyd Thompson Group plc (“JLT”) Transaction - Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of JLT for approximately $5.6 billion on April 1, 2019. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $1,435 million. Management estimated the fair value of customer relationship intangible assets using the income approach, which determines the fair value as the present value of future cash flows over the remaining economic life of the asset. The fair value determination of customer relationship intangible assets involves significant estimates and assumptions related to future cash flows and the selection of the respective discount rates.

Given that the fair value determination of customer relationship intangible assets requires management to make significant estimates and assumptions in determining the forecasted future cash flows and the selection of discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of future cash flows and the selection of the discount rates relating to the customer relationship intangible assets included the following, among others:

•	We tested the effectiveness of internal controls over the assumptions related to the determination of forecasted future cash flows, selection of the discount rates and the valuation methodology used.

•	With the assistance of our valuation specialists, we evaluated the reasonableness of the determination of the forecasted future cash flows, discount rates and valuation methodology by:

–	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.

–	Developing a range of independent estimates of discount rates for each selected customer relationship intangible asset and comparing those to the respective discount rates utilized by management.

–	Evaluating the reasonableness of the estimated economic life of each selected customer relationship intangible asset.

•
When assessing the reasonableness of assumptions related to future cash flows for each selected customer relationship intangible asset, specifically the assumptions relating to revenue growth, attrition rates and earnings margins, we evaluated whether the assumptions used were reasonable considering the past performance of the acquired company and the Company’s historical experience related to similar acquisitions.

•
We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit, such as assumptions utilized by the Company in the determination of their budget.

/s/ Deloitte & Touche LLP
New York, New York
February 20, 2020

We have served as the Company’s auditor since 1989.

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2019:
Revenue	$4,071	$4,349	$3,968	$4,264
Operating income	$938	$680	$467	$592
Net income before non-controlling interests	$727	$344	$306	$396
Net income attributable to the Company	$716	$332	$303	$391
Basic Per Share Data:
Net income attributable to the Company	$1.42	$0.66	$0.60	$0.77
Diluted Per Share Data:
Net income attributable to the Company	$1.40	$0.65	$0.59	$0.76
Dividends Paid Per Share	$0.415	$0.415	$0.455	$0.455
2018:
Revenue	$4,000	$3,734	$3,504	$3,712
Operating income	$908	$691	$541	$621
Net income before non-controlling interests	$696	$536	$279	$159
Net income attributable to the Company	$690	$531	$276	$153
Basic Per Share Data:
Net income attributable to the Company	$1.36	$1.05	$0.55	$0.30
Diluted Per Share Data:
Net income attributable to the Company	$1.34	$1.04	$0.54	$0.30
Dividends Paid Per Share	$0.375	$0.375	$0.415	$0.415

As of February 18, 2020, there were 4,875 stockholders of record.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.
As allowed by SEC guidance, management excluded from its assessment the internal control over financial reporting at JLT, which was acquired on April 1, 2019. JLT accounted for approximately 5% of the Company's total assets as of December 31, 2019 and JLT’s revenue from the acquisition date through December 31, 2019 comprised 7% of the Company's consolidated revenue for the year ended December 31, 2019.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

(b)	Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Jardine Lloyd Thompson Group plc (“JLT”), which was acquired on April 1, 2019, and whose financial statements constitute 5% of total assets and 7% of total revenue of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at JLT.
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
February 20, 2020

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2020 Proxy Statement.
The executive officers and executive officer appointees of the Company are Peter J. Beshar, Dominic Burke, John Q. Doyle, Martine Ferland, E. Scott Gilbert, Daniel S. Glaser, Peter Hearn, Laurie Ledford, Scott McDonald and Mark C. McGivney. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2020 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee" and "Additional Information—Transactions with Management and Others" is incorporated herein by reference.
Item 11.    Executive Compensation.
The information set forth in the sections "Additional Information—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2020 Proxy Statement is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2020 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2020 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2020 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2019
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2019
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2019 and 2018
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

(4.15)
Twelfth Supplemental Indenture, dated March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)

(4.16)	Description of Marsh & McLennan Companies, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

(10.21)
*Form of 2015 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.22)
*Form of 2016 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

(10.23)
*Form of Deferred Stock Unit Award, dated as of February 24, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

(10.24)
*Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

(10.25)
*Form of Deferred Stock Unit Award, dated as of March 1, 2014, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.26)
*Form of Deferred Stock Unit Award, dated as of March 1, 2015, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

(10.27)
*Form of Deferred Stock Unit Award, dated as of March 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

(10.28)
*Form of Deferred Stock Unit Award, with grant dates from March 1, 2017 through February 1, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.29)
*Form of Deferred Stock Unit Award, with grant dates from March 1, 2018 through February 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.30)
*Form of Deferred Stock Unit Award, with grant dates from March 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.31)
*Form of Deferred Stock Unit Award, with grant dates from May 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form A (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

(10.32)
*Form of Deferred Stock Unit Award, with grant dates from May 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form B (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

(10.33)
*Form of Restricted Stock Unit Award, dated as of April 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.34)
*Form of Restricted Stock Unit Award, dated as of February 22, 2017 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.35)
*Form of Restricted Stock Unit Award, dated as of February 21, 2018 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.36)
*Form of Restricted Stock Unit Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

(10.37)
*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form A (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

(10.38)
*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form B (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

(10.39)
*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form C (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.40)
*Form of Performance Stock Unit Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.41)
*Form of Performance Stock Unit Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.42)
*Form of Performance Stock Unit Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

(10.43)
*Form of Performance Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

(10.44)
*Form of Stock Option Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

(10.45)
*Form of Stock Option Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.46)
*Form of Stock Option Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

(10.47)
*Form of Stock Option Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

(10.48)	*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)

(10.49)	*Amendment to the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

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

(10.51)	*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

(10.52)
*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.53)
*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(10.54)
*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

(10.55)
*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

(10.56)
*Third Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

(10.57)
*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.58)
*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

(10.59)
*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

(10.60)	*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)

(10.61)
*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(10.62)	*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

(10.63)
*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

(10.64)
*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(10.65)
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

(10.67)
*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.68)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.69)
*Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.70)
*Letter Agreement, effective as of February 22, 2017, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

(10.71)
*Letter Agreement, dated as of September 18, 2019, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

(10.72)
*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(10.73)
*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

(10.74)
*Letter Agreement, effective as of January 17, 2018, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

(10.75)
Letter Agreement, effective as of January 16, 2019, between Marsh & McLennan, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

(10.76)
*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31 2013)

(10.77)
Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.78)
Paying Agency Agreement, dated as of March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)

(10.79)
*Non-Competition and Non-Solicitation Agreement, effective as of November 21, 2013, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

(10.80)
*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(10.81)
*Letter Agreement, effective as of May 18, 2016, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

(10.82)
*Letter Agreement, effective as of July 12, 2017, between Marsh & McLennan Companies, Inc. and Julio A Portalatin (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

(10.83)
*Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

(10.84)
*Waiver and Release Agreement, dated as of February 14, 2019, between Marsh & McLennan Companies, Inc. and Julio A. Portalatin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

(10.85)
*Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.86)
*Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

(10.87)
*Letter Agreement, effective as of February 19, 2019, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.88)
*Non-Competition and Non-Solicitation Agreement, effective as of June 1, 2016, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

(10.89)	Shareholder Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

(10.90)	Form of Director Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

(10.91)
Bridge Loan Agreement, dated as of September 18, 2018 by and between Marsh & McLennan Companies, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

(10.92)
Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)

(14.1)	Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(21.1)	List of Subsidiaries of Marsh & McLennan Companies, Inc.

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.1)	Power of Attorney (included on signature page)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 20, 2020	By	/S/ DANIEL S. GLASER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 20th day of February, 2020.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 20, 2020

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 20, 2020

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 20, 2020

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 20, 2020

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 20, 2020

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 20, 2020

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 20, 2020

/S/ TAMARA INGRAM Tamara Ingram	Director	February 20, 2020

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 20, 2020

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 20, 2020

/S/ MARC D. OKEN Marc D. Oken	Director	February 20, 2020

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 20, 2020

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 20, 2020

/S/ R. DAVID YOST R. David Yost	Director	February 20, 2020