Form 10-Q
period 2020-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2020-05-01
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
____________________________________________
Marsh & McLennan Companies, Inc.
1166 Avenue of the Americas
New York, New York 10036
(212) 345-5000
_____________________________________________
Commission file number 1-5998
State of Incorporation: Delaware
I.R.S. Employer Identification No. 36-2668272
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $1.00 per share	MMC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of April 24, 2020, there were outstanding 506,118,813 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•
the financial and operational impact of the coronavirus global pandemic on our revenue and ability to generate new business, our overall level of profitability and cash flow, and our liquidity, particularly the timeliness and ultimate collectability of our receivables;

•
the impact of disruption in the credit or financial markets, or changes to our credit ratings, including as a result of COVID-19, on our ability to access capital or repay our significant outstanding indebtedness on favorable terms and our compliance with the covenants contained in the agreements that govern our indebtedness;

•
the impact from lawsuits, other contingent liabilities and loss contingencies arising from errors and omissions, breach of fiduciary duty or other claims against us, including claims related to pandemic coverage;

•
our ability to manage risks associated with our investment management and related services business, particularly in the context of volatile equity markets caused by COVID-19, including our ability to execute timely trades in light of increased trading volume and to manage potential conflicts of interest between investment consulting and fiduciary management services;

•
our ability to compete effectively and adapt to changes in the competitive environment, including to respond to technological change, disintermediation, digital disruption and other types of innovation;

•	our ability to attract and retain industry leading talent;

•
our ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the large volume of our vendor network and the need to identify and patch software vulnerabilities, including those in the existing JLT information systems;

•	the impact of investigations, reviews, or other activity by regulatory or law enforcement authorities;

•
the financial and operational impact of complying with laws and regulations where we operate and the risks of noncompliance with such laws, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, U.K. Anti-Bribery Act, trade sanctions regimes and cybersecurity and data privacy regulations such as the E.U.’s General Data Protection Regulation;

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
Further information concerning Marsh & McLennan Companies and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q and our most recently filed Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Revenue	$4,651	$4,071
Expense:
Compensation and benefits	2,555	2,282
Other operating expenses	1,026	851
Operating expenses	3,581	3,133
Operating income	1,070	938
Other net benefit credits	64	64
Interest income	2	28
Interest expense	(127)	(120)
Investment (loss) income	(2)	5
Acquisition related derivative contracts	—	29
Income before income taxes	1,007	944
Income tax expense	240	217
Net income before non-controlling interests	767	727
Less: Net income attributable to non-controlling interests	13	11
Net income attributable to the Company	$754	$716
Net income per share attributable to the Company:
Basic	$1.49	$1.42
Diluted	$1.48	$1.40
Average number of shares outstanding:
Basic	505	505
Diluted	510	511
Shares outstanding at March 31,	506	507

The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income before non-controlling interests	$767	$727
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(941)	96
Gain (loss) related to pension/post-retirement plans	175	(43)
Other comprehensive (loss) income, before tax	(766)	53
Income tax expense (benefit) on other comprehensive income (loss)	26	(4)
Other comprehensive (loss) income, net of tax	(792)	57
Comprehensive (loss) income	(25)	784
Less: comprehensive income attributable to non-controlling interest	13	11
Comprehensive (loss) income attributable to the Company	$(38)	$773
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,480	$1,155
Receivables
Commissions and fees	5,028	4,608
Advanced premiums and claims	113	123
Other	561	645
	5,702	5,376
Less-allowance for credit losses	(144)	(140)
Net receivables	5,558	5,236
Other current assets	711	677
Total current assets	7,749	7,068
Goodwill	14,412	14,671
Other intangible assets	2,663	2,774
Fixed assets (net of accumulated depreciation and amortization of $2,012 at March 31, 2020 and $2,001 at December 31, 2019)	850	858
Pension related assets	1,619	1,632
Right of use assets	1,885	1,921
Deferred tax assets	694	676
Other assets	1,519	1,757
	$31,391	$31,357
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,409	$1,215
Accounts payable and accrued liabilities	2,611	2,746
Accrued compensation and employee benefits	1,018	2,197
Current lease liabilities	334	342
Accrued income taxes	256	179
Dividends payable	231	—
Total current liabilities	6,859	6,679
Fiduciary liabilities	7,661	7,344
Less – cash and investments held in a fiduciary capacity	(7,661)	(7,344)
	—	—
Long-term debt	11,231	10,741
Pension, post-retirement and post-employment benefits	2,248	2,336
Long-term lease liabilities	1,898	1,926
Liabilities for errors and omissions	343	335
Other liabilities	1,361	1,397
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2020 and December 31, 2019	561	561
Additional paid-in capital	746	862
Retained earnings	15,490	15,199
Accumulated other comprehensive loss	(5,847)	(5,055)
Non-controlling interests	156	150
	11,106	11,717
Less – treasury shares, at cost, 54,694,523 shares at March 31, 2020 and 57,013,097 shares at December 31, 2019	(3,655)	(3,774)
Total equity	7,451	7,943
	$31,391	$31,357
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,
(In millions)	2020	2019
Operating cash flows:
Net income before non-controlling interests	$767	$727
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	97	74
Amortization of intangible assets	86	51
Non cash lease expense	80	68
Adjustments and payments related to contingent consideration liability	(10)	(18)
Provision for deferred income taxes	9	(9)
Loss (gain) on investments	2	(5)
Gain on disposition of assets	(3)	—
Share-based compensation expense	72	57
Change in fair value of acquisition-related derivative contracts	—	(29)
Changes in assets and liabilities:
Net receivables	(313)	(309)
Other current assets	(34)	(37)
Other assets	57	(1)
Accounts payable and accrued liabilities	(140)	79
Accrued compensation and employee benefits	(1,178)	(886)
Accrued income taxes	91	96
Contributions to pension and other benefit plans in excess of current year credit	(85)	(80)
Other liabilities	(38)	42
Operating lease liabilities	(86)	(73)
Effect of exchange rate changes	(12)	(23)
Net cash used for operations	(638)	(276)
Financing cash flows:
Net increase in commercial paper	193	748
Borrowings from term-loan and credit facilities	2,000	—
Proceeds from issuance of debt	—	6,462
Repayments of debt	(503)	(3)
Purchase of non-controlling interests	(3)	—
Acquisition-related derivative payments	—	(129)
Shares withheld for taxes on vested units – treasury shares	(112)	(86)
Issuance of common stock from treasury shares	44	77
Payments of deferred and contingent consideration for acquisitions	(29)	(29)
Distributions of non-controlling interests	(18)	(4)
Dividends paid	(232)	(210)
Net cash provided by financing activities	1,340	6,826
Investing cash flows:
Capital expenditures	(118)	(73)
Net sales of long-term investments	57	115
Purchase of equity investment	—	(88)
Proceeds from sales of fixed assets	—	1
Dispositions	7	—
Acquisitions	(200)	(140)
Other, net	9	(2)
Net cash used for investing activities	(245)	(187)
Effect of exchange rate changes on cash and cash equivalents	(132)	47
Increase in cash and cash equivalents and cash held in escrow	325	6,410
Cash and cash equivalents at beginning of period	1,155	1,066

Cash balances, end of period
Cash and cash equivalents at end of period	$1,480	$1,117
Funds held in escrow for acquisition	—	6,359
Total	$1,480	$7,476
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$862	$817
Change in accrued stock compensation costs	(129)	(101)
Issuance of shares under stock compensation plans and employee stock purchase plans	14	(35)
Other	(1)	—
Balance, end of period	$746	$681
RETAINED EARNINGS
Balance, beginning of period	$15,199	$14,347
Net income attributable to the Company	754	716
Dividend equivalents declared	(4)	(2)
Dividends declared	(459)	(419)
Balance, end of period	$15,490	$14,642
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,055)	$(4,647)
Other comprehensive loss, net of tax	(792)	57
Balance, end of period	$(5,847)	$(4,590)
TREASURY SHARES
Balance, beginning of period	$(3,774)	$(3,567)
Issuance of shares under stock compensation plans and employee stock purchase plans	119	182
Balance, end of period	$(3,655)	$(3,385)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$150	$73
Net income attributable to non-controlling interests	13	11
Net non-controlling interests disposed	(3)	—
Distributions and other changes	(4)	(7)
Balance, end of period	$156	$77
TOTAL EQUITY	$7,451	$7,986
Dividends declared per share	$0.91	$0.83
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
Business Update Related To COVID-19
In March 2020, the World Health Organization declared the Coronavirus (COVID-19) a pandemic. The outbreak has become increasingly widespread around the world, including virtually every geography in which the Company operates. The pandemic has created uncertainty about the impact on the global economy and has resulted in impacts to the financial markets and asset values. Governments have implemented various restrictions around the world, including closure of non-essential businesses, travel restrictions, shelter-in-place requirements for citizens and other restrictions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain and cannot be accurately predicted. This includes new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
The Company has taken a number of precautionary steps to safeguard its businesses and colleagues from COVID-19, including implementing travel restrictions, arranging work from home capabilities and flexible work policies. By the end of March, nearly all of the Company’s colleagues were working fully in a remote work environment, with virtually no disruption in the ability to serve clients. The safety and well-being of our colleagues is our first priority. The Company has established a $5 million support fund for colleagues in need, as well as matching gifts for charitable contributions. The Company is monitoring and assessing the impact of the COVID-19 pandemic on a daily basis to ensure that it continues to adhere to guidelines and orders issued by federal, state and local governments.
The ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that it is not able to predict. Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-Q.
JLT Acquisition
On April 1, 2019, the Company completed its previously announced acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. JLT's results of operations for the three month period ended March 31, 2020 are included in the Company's results of operations. The first quarter of 2019 does not reflect JLT’s results of operations for that period and therefore may affect comparability.
2.     Principles of Consolidation and Other Matters
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations for interim filings, the Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K").
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three month periods ended March 31, 2020 and 2019.
Estimates: The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis the Company evaluates its estimates, judgments and methodologies. The estimates are based on historical experience and on various other assumptions that the Company believes are reasonable. Such matters include:

•	the allowance for current expected credit losses on receivables,

•	estimates of revenue,

•	impairment assessments and charges,

•	recoverability of long-lived assets,

•	liabilities for errors and omissions,

•	deferred tax assets, uncertain tax positions and income tax expense,

•	share-based and incentive compensation expense,

•	useful lives assigned to long-lived assets, and depreciation and amortization,

•	fair value estimates of contingent consideration receivable or payable related to acquisitions or dispositions
The Company believes these estimates are reasonable based on information currently available at the time they are made. Management has made estimates of the impact of COVID-19 within the Company’s financial statements and there may be changes to those estimates in future periods. The ultimate extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, and the economic impact on local, regional, national and international customers and markets. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At March 31, 2020, the Company maintained $202 million compared to $197 million at December 31, 2019 related to these regulatory requirements.
Funds Held in Escrow For Acquisition
The Company received proceeds from debt issuances related to the JLT Transaction in the first quarter of 2019, which were placed in escrow. At March 31, 2019, these funds were reported as funds held in escrow for acquisition in the consolidated balance sheet. The funds were released from escrow upon the completion of the Transaction in April 2019.
Allowance for Current Expected Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for current expected credit losses (“CECL”) on its accounts receivable is based on management’s best estimate of amounts that will be uncollectible primarily based on the Company’s historical experience of collections in its various businesses and other events that may affect the net realizable value of receivables. The charge related to expected credit losses was immaterial to the consolidated statement of income in the first quarter of 2020.
Investments
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

The Company recorded a net investment loss of $2 million for the three months ended March 31, 2020 compared to net investment income of $5 million for the three month period ended March 31, 2019. The three-month period ending March 31, 2020 includes losses of $1 million related to mark-to-market changes in equity securities and sales of equity securities, and losses of $1 million related to investments in private equity funds and other investments. The three month period ending March 31, 2019 include gains of $3 million related to mark-to-market changes in equity securities and $2 million related to investments in private equity funds and other investments.
Income Taxes
The Company's effective tax rate in the first quarter of 2020 was 23.8% compared with 23.0% in the first quarter of 2019. The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration. The excess tax benefit related to share-based payments is the most significant discrete item, reducing the effective tax rate by 2.6% and 3.2% in the first quarters of 2020 and 2019, respectively.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $86 million at December 31, 2019 to $82 million at March 31, 2020 due to current accruals offset by settlements of audits and expirations of statutes of limitation. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $13 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
3.     Revenue
The core principle of the revenue recognition guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity applies the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The Company's revenue recognition guidance is provided in more detail in Note 3 of the consolidated financial statements and the notes thereto included in 2019 Form 10-K for the year ended December 31, 2019.
The following schedule disaggregates components of the Company's revenue:

Three Months Ended March 31,
(In millions)	2020
Marsh:
EMEA	$754
Asia Pacific	238
Latin America	91
Total International	1,083
U.S./Canada	978
Total Marsh	2,061
Guy Carpenter	827
Subtotal	2,888
Fiduciary interest income	23
Total Risk and Insurance Services	$2,911
Mercer:
Wealth	$592
Health	486
Career	173
Total Mercer	1,251
Oliver Wyman	511
Total Consulting	$1,762

The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	March 31, 2020	December 31, 2019
Contract Assets	$270	$207
Contract Liabilities	$659	$593

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. Revenue recognized in the first three months of 2020 and 2019 that was included in the contract liability balance at the beginning of each of those years was $289 million and $169 million, respectively. The amount of revenue recognized in the first three months of 2020 and 2019 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $29 million and $17 million, respectively.
The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $36 million for Marsh, $221 million for Mercer and $2 million for Oliver Wyman. The Company expects revenue in 2021, 2022, 2023, 2024 and 2025 and beyond of $142 million, $65 million, $37 million, $10 million and $5 million, respectively, related to these performance obligations.

4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds ("fiduciary interest income") of $23 million in each of the three month periods ended March 31, 2020 and March 31, 2019, respectively. The Consulting segment recorded fiduciary interest income of $1 million for the three month periods ended March 31, 2020 and 2019, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $9.7 billion at March 31, 2020 and $8.9 billion at December 31, 2019. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Net income before non-controlling interests	$767	$727
Less: Net income attributable to non-controlling interests	13	11
Net income attributable to the Company	$754	$716
Basic weighted average common shares outstanding	505	505
Dilutive effect of potentially issuable common shares	5	6
Diluted weighted average common shares outstanding	510	511
Average stock price used to calculate common stock equivalents	$107.10	$88.54

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2020 and 2019.

(In millions)	2020	2019
Assets acquired, excluding cash	$249	$180
Liabilities assumed	(5)	(5)
Contingent/deferred purchase consideration	(44)	(35)
Net cash outflow for current year acquisitions	$200	$140

(In millions)	2020	2019
Interest paid	$199	$98
Income taxes paid, net of refunds	$136	$131

The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).

The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $29 million for the three months ended March 31, 2020. This consisted of deferred purchase consideration related to prior years' acquisitions of $25 million and contingent consideration of $4 million. For the three months ended March 31, 2019, the Company paid deferred and contingent consideration of $29 million, consisting of deferred purchase consideration related to prior years' acquisitions of $23 million and contingent consideration of $6 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the three months ended March 31, 2020, the Company recorded a net credit for adjustments to contingent consideration liabilities of $1 million and made contingent consideration payments of $9 million. For the three months ended March 31, 2019, the Company recorded an expense for adjustments to contingent consideration liabilities of $11 million and made contingent consideration payments of $29 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $201 million and $158 million for the three months ended March 31, 2020 and 2019, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $72 million and $57 million for the three-month periods ended March 31, 2020 and 2019, respectively.
The funds held in the acquisition related escrow account at March 31, 2019 comprised proceeds from issuance of debt of $6.462 billion plus interest earned during the period of $25 million, less $129 million of payments on acquisition-related derivative contracts.
7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three-month periods ended March 31, 2020 and 2019, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2019	$(3,512)	$(1,543)	$(5,055)
Other comprehensive income before reclassifications	109	(930)	(821)
Amounts reclassified from accumulated other comprehensive income	29	—	29
Net current period other comprehensive income (loss)	138	(930)	(792)
Balance as of March 31, 2020	$(3,374)	$(2,473)	$(5,847)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2018	$(2,953)	$(1,694)	$(4,647)
Other comprehensive income (loss) before reclassifications	(59)	94	35
Amounts reclassified from accumulated other comprehensive income	22	—	22
Net current period other comprehensive income (loss)	(37)	94	57
Balance as of March 31, 2019	$(2,990)	$(1,600)	$(4,590)

The components of other comprehensive income (loss) for the three-month periods ended March 31, 2020 and 2019 are as follows:

Three Months Ended March 31,	2020			2019
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(941)	$(11)	$(930)	$96	$2	$94
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	—	—	—	(1)	—	(1)
Net actuarial losses (a)	40	11	29	26	6	20
Effect of settlement (a)	—	—	—	4	1	3
Subtotal	40	11	29	29	7	22
Foreign currency translation adjustments	135	26	109	(72)	(13)	(59)
Pension/post-retirement plans gains (loss)	175	37	138	(43)	(6)	(37)
Other comprehensive (loss) income	$(766)	$26	$(792)	$53	$(4)	$57
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
The Risk and Insurance Services segment completed two acquisitions during the first three months of 2020.

•
January – Marsh & McLennan Agency ("MMA") acquired Momentous Insurance Brokerage Inc, a California-based full-service risk management and employee benefits firm specializing in high net worth private client services and insurance solutions for the entertainment industry, and Ironwood Insurance Services, LLC, an Atlanta-based broker that provides commercial property/casualty insurance, employee benefits, and private client solutions to mid-size businesses and individuals throughout the U.S.

Total purchase consideration for acquisitions made during the three months ended March 31, 2020 was $245 million, which consisted of cash paid of $201 million and deferred purchase consideration and estimated contingent consideration of $44 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The Company also paid $25 million of deferred purchase consideration and $13 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2020 based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through March 31, 2020
(In millions)
Cash	201
Estimated fair value of deferred/contingent consideration	44
Total consideration	$245
Allocation of purchase price:
Cash and cash equivalents	1
Accounts receivable, net	9
Fixed assets, net	3
Other intangible assets	91
Goodwill	142
Other assets	4
Total assets acquired	250
Current liabilities	5
Total liabilities assumed	5
Net assets acquired	$245

The purchase price allocation above is based on estimates that are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments must be finalized during the measurement period, which for a particular asset, liability, or non-controlling interest ends once the acquirer determines that either (1) the necessary information has been obtained or (2) the information is not available. However, the measurement period for all items is limited to one year from the acquisition date.
The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s results of operations.
The following chart provides information about intangible assets acquired during 2020:

Intangible assets through March 31, 2020 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$86	13 years
Other	5	4 years
	$91

Dispositions
In February 2020, the Company sold a portion of its investment in Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange (representing approximately 4% of AF) to an independent third party. At March 31, 2020, the Company owns approximately 31% of the common stock of AF. The Company expects to complete the sale of an additional 15% of AF shares during the second quarter of 2020. Upon completion of this transaction, the Company will no longer account for this investment under the equity method, and will record the change in fair value in each subsequent period as an investment gain or loss in the consolidated statement of income.
Prior-Year Acquisitions
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
Total purchase consideration for acquisitions made during the first three months of 2019 was $177 million, which consisted of cash paid of $142 million and deferred purchase consideration and estimated contingent consideration of $35 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. For the first three months of 2019, the Company also paid $23 million of deferred purchase consideration and $35 million of contingent consideration related to acquisitions made in prior years.
Prior year dispositions
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
Subsequent Event Transaction
On April 1, 2020, MMA completed the acquisition of Assurance Holdings, Inc, an Illinois-based independent agency. Assurance is a full-service brokerage providing business insurance, employee benefits, private client insurance, and retirement services to businesses and individuals across the U.S.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2020 and 2019. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2019 and reflects acquisitions made in 2019 as if they occurred on January 1, 2018. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles and additional interest expense related to the issuance of debt related to the JLT Transaction. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2020	2019
Revenue	$4,657	$4,536
Net income attributable to the Company	$754	$684
Basic net income per share attributable to the Company	$1.49	$1.35
Diluted net income per share attributable to the Company	$1.48	$1.34

The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three month period ended March 31, 2020 include approximately $15 million of revenue and operating income of $4 million for acquisitions made in 2020. The consolidated statements of income for the three month period ended March 31, 2019 included approximately $4 million of revenue and an operating gain of less than $1 million related to acquisitions made in 2019.
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
The recent developments in the COVID-19 pandemic have resulted in uncertainty in the global economy, and declines in equity markets, including in the Company’s share price. The Company considered whether such events would indicate an interim goodwill assessment should be performed. The Company considered its current projections, the Company’s share price in relation to the share price when the quantitative assessment was performed in the third quarter of 2019 and the substantial margin by which the fair values of the reporting units exceeded their carrying values. Based on its analysis, the Company concluded that the current events and circumstances related to the COVID-19 pandemic do not indicate an impairment of goodwill is more likely than not.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company does not have any indefinite lived intangible assets.
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions)	2020	2019
Balance as of January 1,	$14,671	$9,599
Goodwill acquired	142	97
Other adjustments(a)	(401)	43
Balance at March 31,	$14,412	$9,739

(a) Primarily reflects the impact of foreign exchange.
The entire amount of goodwill acquired of $142 million in 2020, all of which is related to the Risk and Insurance Services segment, is deductible for tax purposes. The goodwill arising from the acquisitions consist largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
Goodwill allocable to the Company’s reportable segments at March 31, 2020 is as follows: Risk and Insurance Services, $11.3 billion and Consulting, $3.1 billion.
The gross cost and accumulated amortization of identified intangible assets at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020			December 31, 2019
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$3,450	$951	$2,499	$3,494	$897	$2,597
Other (a)	373	209	164	380	203	177
Amortized intangibles	$3,823	$1,160	$2,663	$3,874	$1,100	$2,774

(a) Primarily non-compete agreements, trade names and developed technology.

Aggregate amortization expense for the three months ended March 31, 2020 and 2019 was $86 million and $51 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2020 (excludes amortization through March 31, 2020)	$249
2021	325
2022	298
2023	277
2024	266
Subsequent years	1,248
$2,663

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

Assets and liabilities measured using Level 3 inputs include assets and liabilities for contingent purchase consideration and the deal contingent foreign exchange contract (the "FX Contract") discussed in more detail in Note 11.
Valuation Techniques
Equity Securities, Money Market Funds and Mutual Funds – Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange or, for certain markets, official closing bid price. Money market funds are valued using a valuation technique that results in price per share at $1.00.

Contingent Purchase Consideration Assets and Liabilities – Level 3
Purchase consideration for some acquisitions and dispositions made by the Company include contingent consideration arrangements. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization EBITDA or revenue targets over a period of two to four years. The fair value of the contingent purchase consideration asset and liability is estimated as the present value of future cash flows to be paid, based on projections of revenue and earnings and related targets of the acquired and disposed entities.
Foreign Exchange Forward Contract Liabilities - Level 3
In connection with the JLT Transaction, the Company entered into the FX Contract, to hedge the risk of appreciation of the GBP-denominated purchase price. The Company settled the FX Contract on April 1, 2019, upon completion of the JLT Transaction.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/20	12/31/19	03/31/20	12/31/19	03/31/20	12/31/19	03/31/20	12/31/19
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$3	$4	$—	$—	$—	$—	$3	$4
Mutual funds(a)	138	166	—	—	—	—	138	166
Money market funds(b)	408	55	—	—	—	—	408	55
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(a)	—	—	—	—	82	84	82	84
Total assets measured at fair value	$549	$225	$8	$8	$82	$84	$639	$317
Fiduciary Assets:
U.S. Treasury Bills	$—	$40	$—	$—	$—	$—	$—	$40
Money market funds	134	360	—	—	—	—	134	360
Total fiduciary assets measured at fair value	$134	$400	$—	$—	$—	$—	$134	$400
Liabilities:
Contingent purchase consideration liability(c)	$—	$—	$—	$—	$239	$225	$239	$225
Total liabilities measured at fair value	$—	$—	$—	$—	$239	$225	$239	$225
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The level 3 assets in the above chart reflect contingent purchase consideration from the sale of businesses during 2019, including accretion of approximately $1 million in the first quarter of 2020.
During the three-month period ended March 31, 2020, there were no assets or liabilities that were transferred between any of the levels.

The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions)	2020	2019
Balance at beginning of period	$225	$508
Net Additions	30	11
Payments	(13)	(35)
Revaluation Impact	1	11
Change in fair value of the FX contract	—	(42)
Other (a)	(4)	1
Balance at March 31,	$239	$454

(a) Primarily reflects the impact of foreign exchange.
As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $1 million in the three-month period ended March 31, 2020. A 5% increase in the projections used to estimate the contingent consideration would increase the liability by approximately $13 million. A 5% decrease would decrease the liability by approximately $17 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $371 million and $434 million at March 31, 2020 and December 31, 2019, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
As of March 31, 2020, the carrying value of the Company’s investment in Alexander Forbes was approximately $105 million. As of that day, the market value of the approximately 394 million shares of Alexander Forbes owned by the Company, based on the March 31, 2020 closing share price of 4.28 South African Rand per share, was approximately $94 million. See Note 8 to the consolidated financial statements for additional information regarding the pending sale of an additional portion of the Company's investment in AF.
The Company has other investments in private insurance and consulting companies with a carrying value of $170 million and $183 million at March 31, 2020 and December 31, 2019, respectively.
The Company’s equity investments in insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $97 million and $107 million at March 31, 2020 and December 31, 2019, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment losses of $1 million from these investments for the three month period ended March 31, 2020 compared to net investment gains of $2 million for the same period in 2019.
Other Investments
At March 31, 2020 and December 31, 2019, the Company held certain equity investments with readily determinable market values of $18 million and $19 million, respectively. The Company recorded investment losses on these investments of $1 million in the three month period ended March 31, 2020 and investment gains of $3 million for the same period in 2019. The Company also held investments without readily determinable market values of $32 million and $67 million at March 31, 2020 and December 31, 2019, respectively. In March 2019, the Company disposed of its investment in BenefitFocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019.
11.    Derivatives
On September 20, 2018, the Company entered into the FX Contract to purchase £5.2 billion at a contracted exchange rate, to hedge the risk of appreciation of the GBP-denominated purchase price of JLT, which was settled on April 1, 2019, upon the closing of the JLT Transaction. The FX Contract did not qualify for hedge accounting treatment under applicable accounting guidance, which required the Company to record the change in the fair value of the FX Contract on each reporting date to the statement of income. The Company recorded a gain of $42 million in the consolidated statement of income for the first quarter ended March 31, 2019, related to the FX Contract.
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
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. The Company recorded a charge of $7.3 million in the consolidated statement of income for the quarter ended March 31, 2019 upon settlement of this contract.
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "Hedge") of its Euro denominated subsidiaries. The Hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The Company concluded that the hedge continues to be highly effective as of March 31, 2020. During 2020, the U.S. dollar value of the euro notes decreased $8 million through March 31 due to the impact of foreign exchange rates, with a corresponding increase to foreign currency translation gains (losses).
12.    Leases
A lease is defined as a party obtaining the right to use an asset legally owned by another party. The Company determines if an arrangement is a lease at inception. For operating leases entered into prior to January 1, 2019, the Right-of-Use ("ROU") assets and operating lease liabilities are recognized in the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date of the standard, January 1, 2019. The ROU asset was adjusted for unamortized lease incentives and restructuring liabilities that were reported, prior to January 1, 2019, as other liabilities in the consolidated balance sheet. For leases entered into subsequent to January 1, 2019, the operating lease ROU asset and operating lease liabilities are based on the present value of minimum payments over the lease term at commencement date of the lease.
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
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third-parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third-parties when the Company no longer utilizes the space. None of the Company’s leases restrict the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options. In addition to the base rental costs, our lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. A portion of our real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index ("CPI") as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments is incurred.
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
The following chart provides additional information about the Company’s property leases:

For the Three Months Ended March 31, (In millions)	2020	2019
Lease Cost:
Operating lease cost	$92	$82
Short-term lease cost	1	1
Variable lease cost	37	37
Sublease income	(5)	(4)
Net lease cost	$125	$116
Other information:
Operating cash outflows from operating leases	$103	$87
Right of use assets obtained in exchange for new operating lease liabilities	$79	$—
Weighted-average remaining lease term – real estate	8.66 years	7.70 years
Weighted-average discount rate – real estate leases	3.06%	3.12%

Future minimum lease payments for the Company’s operating leases as of March 31, 2020 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2020	$308
2021	361
2022	336
2023	293
2024	248
2025	222
Subsequent years	800
Total future lease payments	2,568
Less: Imputed interest	(336)
Total	$2,232
Current lease liabilities	$334
Long-term lease liabilities	1,898
Total lease liabilities	$2,232
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of March 31, 2020, the Company had additional operating real estate leases that had not yet commenced of $32 million. These operating leases will commence over the next 12 months.

13.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income. At March 31, 2020 the actual allocation for the Company's U.S. Plan was 60% equities and equity alternatives and 40% fixed income. The target allocation for the U.K. Plans at March 31, 2020 was 33% equities and equity alternatives and 67% fixed income. At March 31, 2020, the actual allocation for the U.K. Plans was 30% equities and equity alternatives and 70% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2019. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
JLT Defined Pension Plans
As part of the JLT Transaction, the Company has assumed responsibility for a number of pension plans throughout the world, with $255 million of net pension liabilities as of December 31, 2019 (approximately $1,003 million in liabilities and $748 million of plan assets), the most significant of which is the Jardine Lloyd Thompson U.K. Pension Scheme ("JLT U.K. plan"). The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the scheme are held in a trustee administered fund separate from the Company.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2020	2019	2020	2019
Service cost	$8	$8	$—	$—
Interest cost	106	119	1	1
Expected return on plan assets	(210)	(213)	—	—
Amortization of prior service (credit) cost	—	—	(1)	(1)
Recognized actuarial loss	40	26	—	—
Net periodic benefit (credit) cost	$(56)	$(60)	$—	$—
Settlement loss	—	4	—	—
Total (credit) cost	$(56)	$(56)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2020	2019	2020	2019
Compensation and benefits expense (Operating income)	$8	$8	$—	$—
Other net benefit credits	(64)	(64)	—	—
Total (credit) cost	$(56)	$(56)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2020	2019	2020	2019
Interest cost	$53	$60	$—	$—
Expected return on plan assets	(86)	(86)	—	—
Recognized actuarial loss	18	11	—	—
Net periodic benefit credit	$(15)	$(15)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2020	2019	2020	2019
Service cost	$8	$8	$—	$—
Interest cost	53	59	1	1
Expected return on plan assets	(124)	(127)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	22	15	—	—
Net periodic benefit (credit) cost	$(41)	$(45)	$—	$—
Settlement loss	—	4	—	—
Total (credit) cost	$(41)	$(41)	$—	$—

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits

March 31,	2020	2019	2020	2019
Weighted average assumptions:
Expected return on plan assets	5.31%	5.74%	—	—
Discount rate	2.57%	3.48%	2.72%	3.65%
Rate of compensation increase	1.76%	1.74%	—	—

The Company made approximately $27 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2020. After consideration of the deferral discussed below, the Company expects to contribute approximately $87 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2020. Pursuant to the terms of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), contributions previously due during 2020 will be deferred until January 1, 2021. As a result, the Company will defer funding of approximately $47 million to its U.S. qualified defined benefit plans until January 1, 2021.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $37 million and $35 million for the three months ended March 31, 2020 and 2019, respectively. The cost of the U.K. DC Plans was $31 million and $22 million for the three months ended March 31, 2020 and 2019, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2020	December 31, 2019
Short-term:
Commercial paper	$193	$—
Term loan facility - one year	500	—
Revolving credit facility	1,000	—
Current portion of long-term debt	716	1,215
	2,409	1,215
Long-term:
Senior notes – 2.35% due 2020	—	500
Senior notes – 3.50% due 2020	699	698
Senior notes – 4.80% due 2021	499	499
Senior notes - Floating rate due 2021	299	298
Senior notes – 2.75% due 2022	498	498
Senior notes – 3.30% due 2023	349	349
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	597	597
Senior notes – 3.875% due 2024	994	994
Senior notes – 3.50% due 2025	497	497
Senior notes – 1.349% due 2026	605	609
Senior notes – 3.75% due 2026	597	597
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	604	607
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	494	494
Senior notes – 4.35% due 2047	493	492
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,237	1,237
Mortgage – 5.70% due 2035	341	345
Term loan facility - two year	500	—
Other	6	7
	11,947	11,956
Less current portion	716	1,215
	$11,231	$10,741

The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $193 million of commercial paper outstanding at March 31, 2020 at an effective interest rate of 3.04%.
Credit Facilities
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The facility includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available. In such case, the rate would be determined using an alternate reference rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR (the “LIBOR successor rate”). If no

LIBOR successor rate has been determined, the rate will be based on the higher of the rate announced publicly by Citibank, New York, NY, as its base rate or the fed funds rate plus a fixed margin. The Company had $1 billion of borrowings outstanding under this facility at March 31, 2020.
In January 2020, the Company entered into two new term loan facilities: a $500 million one-year facility and a $500 million two-year facility. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The facilities include a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available, which is expected to occur by the end of 2021.These facilities are expected to expire on or around the time that LIBOR is expected to be replaced by a successor rate. The Company had $1 billion of borrowings outstanding under these facilities at March 31, 2020.
In April 2020, the Company entered into a new $1 billion unsecured revolving credit facility. The facility has similar coverage and leverage ratios as the facility discussed above. As of the date of this report the Company had no borrowings under this facility.
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The Company terminated these facilities during 2019.
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
Senior Notes
In March 2020, the Company repaid $500 million of maturing senior notes.
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
Also in March 2019, the Company issued €550 million of 1.349% Senior Notes due 2026 and €550 million of 1.979% Senior Notes due 2030. In addition, the Company issued an additional $250 million of 4.375% Senior Notes due 2029, in March 2019. These notes constitute a further issuance of the 4.375% Senior Notes due 2029, of which $1.25 billion aggregate principal amount was issued in January 2019 (see below). After giving effect to the issuance of the notes, the Company has $1.5 billion aggregate principal amount of 4.375% Senior Notes due 2029. The Company used part of the net proceeds from these offerings, along with the $5 billion of Senior Notes issued in January 2019 (discussed above) primarily to fund the acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness, as well as for general corporate purposes.
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

	March 31, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$2,409	$2,416	$1,215	$1,229
Long-term debt	$11,231	$12,033	$10,741	$11,953

The fair value of the Company’s short-term debt consists primarily of commercial paper, borrowings from the term loan and revolving credit facilities and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.
15.    Restructuring Costs
JLT Related Integration and Restructuring
The Company is currently integrating JLT, which involves combining the business practices and co-locating colleagues in most geographies, rationalizing real estate leases around the world, realizing of synergies and migrating legacy JLT systems onto the Company's information technology environment and security protocols. The Company is also incurring cost for consulting fees related to integration management processes and legal fees related to rationalizing legal entity structures to reduce costs, mitigate risks and improve operational transparency.
Costs will be recognized based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. Based on its current estimates, the Company expects to incur costs of approximately $700 million in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, information technology rationalization, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. The Company incurred $335 million in 2019 and $80 million in the first quarter of 2020 and expects most of the remaining costs to be incurred in 2020, with a modest amount in 2021. These integration and restructuring plans may change during implementation, which may change our current cost and related savings estimates, as the Company continues to refine its detailed plans for each business and location.
In connection with the JLT integration and restructuring, in the first quarter of 2020, the Company incurred costs of $80 million: $61 million in RIS, $10 million in Consulting, and $9 million in Corporate. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.
Details of the JLT integration and restructuring activity from January 1, 2019 through March 31, 2020, is as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/19	$—	$—	$—	$—	$—
2019 Charges	154	38	45	98	335
Cash payments	(112)	(14)	(45)	(94)	(265)
Non-cash charges	—	(19)	—	(4)	(23)
Liability at 12/31/19	$42	$5	$—	$—	$47
2020 Charges	23	16	21	20	80
Cash payments	(24)	(4)	(17)	(16)	(61)
Non-cash charges	—	(12)	—	(1)	(13)
Liability at 3/31/2020	$41	$5	$4	$3	$53
(a) Includes data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
During 2018 and 2019, Marsh initiated programs to simplify its organization structure and realign and rebrand certain of its businesses. The Company incurred severance and consulting costs of $2 million for the three month period ended March 31, 2020, related to these initiatives.
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future.

The Company incurred restructuring severance and consulting costs of $4 million for the three month period ended March 31, 2020 related to this initiative.
In addition to the changes discussed above, the Company incurred at Corporate $3 million of restructuring costs related to severance and future rent under non-cancelable leases.
Details of the other restructuring activity from January 1, 2019 through March 31, 2020, which includes liabilities from actions prior to 2020, are as follows:

(In millions)	Liability at 1/1/19	Amounts Accrued	Cash Paid	Other	Liability at 12/31/19	Amounts Accrued	Cash Paid	Other	Liability at 3/31/2020
Severance	$73	$73	$(91)	$(4)	$51	$5	$(31)	$(1)	$24
Future rent under non-cancelable leases and other costs	39	39	(21)	(6)	51	4	(7)	(4)	$44
Total	$112	$112	$(112)	$(10)	$102	$9	$(38)	$(5)	$68
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
16.    Common Stock
There were no repurchases of the Company's common stock during the three month periods ended March 31, 2020 and March 31, 2019. The Company does not expect to repurchase shares for the remainder of 2020. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2020, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization.
The Company issued approximately 2.3 million and 3.2 million shares related to stock compensation and employee stock purchase plans during the first three months of 2020 and 2019, respectively.

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
Litigation Matters
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial, investment advisory, and investment management services for corporate and public sector clients, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims may seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims in accordance with FASB guidance on Contingencies - Loss Contingencies, the Company uses case level reviews by inside and outside counsel, and internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The

Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Governmental Inquiries and Enforcement Matters
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the other jurisdictions in which the Company operates.
Risk and Insurance Services Segment

•
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

•
In 2017, JLT identified payments to a third-party introducer that had been directed to unapproved bank accounts. These payments related to reinsurance placements made on behalf of an Ecuadorian state-owned insurer. In early 2018, JLT voluntarily reported this matter to law enforcement authorities. In February and March 2020, money laundering charges were filed in the United States against a former employee of JLT, the principals of the third-party introducer and a former official of the state-owned insurer. We are cooperating with the ongoing investigations.

At this time, we are unable to predict the likely timing, outcome or ultimate impact of the foregoing investigations or any related matters. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.
Consulting Segment
In 2014, the FCA conducted a thematic review of the suitability of financial advice provided to individuals by a number of firms, including JLT’s employee benefits business, relating to enhanced transfer value ("ETV") pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of JLT’s ETV advice. In February 2019, prior to the completion of the acquisition, JLT recorded a gross liability of approximately£59 million (or approximately $77 million) arising from the Skilled Person report and ETV review. Pending the outcome of the FCA’s review, and based on our review as of March 31, 2020, the Company has a gross liability of approximately £73 million (or approximately $91 million) recorded on its consolidated balance sheet for the estimated liabilities and costs arising from this matter. We expect this gross liability to be partially offset by insurance and indemnification claims under existing arrangements.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of March 31, 2020, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2019 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
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
Selected information about the Company’s operating segments for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Operating Income (Loss)
2020–
Risk and Insurance Services	$2,911	(a)	$854
Consulting	1,762	(b)	282
Total Operating Segments	4,673		1,136
Corporate/Eliminations	(22)		(66)
Total Consolidated	$4,651		$1,070
2019–
Risk and Insurance Services	$2,423	(a)	$733
Consulting	1,673	(b)	279
Total Operating Segments	4,096		1,012
Corporate/Eliminations	(25)		(74)
Total Consolidated	$4,071		$938

(a) Includes inter-segment revenue of $1 million in both 2020 and 2019, interest income on fiduciary funds of $23 million in both 2020 and 2019 and equity method loss of $1 million in 2020 and equity method income of $2 million in 2019.
(b) Includes inter-segment revenue of $21 million and $24 million in 2020 and 2019, respectively, interest income on fiduciary funds of $1 million in both 2020 and 2019, and equity method income of $4 million and $5 million in 2020 and 2019, respectively.

Details of operating segment revenue for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Risk and Insurance Services
Marsh	$2,076	$1,753
Guy Carpenter	835	670
Total Risk and Insurance Services	2,911	2,423
Consulting
Mercer	1,251	1,155
Oliver Wyman Group	511	518
Total Consulting	1,762	1,673
Total Operating Segments	4,673	4,096
Corporate/Eliminations	(22)	(25)
Total	$4,651	$4,071

19.    New Accounting Guidance
New Accounting Pronouncements Adopted Effective January 1, 2020:
In August 2018, the FASB issued new guidance that amends required fair value measurement disclosures. The guidance adds new requirements, eliminates some current disclosures and modifies other required disclosures. The new disclosure requirements, along with modifications made to disclosures as a result of the change in requirements for narrative descriptions of measurement uncertainty, must be applied on a prospective basis. The effects of all other amendments included in the guidance must be applied retrospectively for all periods presented. The adoption of this guidance impacted disclosures only and did not have an impact on the Company's financial position or results of operations.
In January 2017, the FASB issued new guidance to simplify the test for goodwill impairment. The new guidance eliminates the second step in the current two-step goodwill impairment process, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill for that reporting unit. The new guidance requires a one-step impairment test, in which the goodwill impairment charge is based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance should be applied on a prospective basis with the nature of and reason for the change in accounting principle disclosed upon transition. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.
In June 2016, the FASB issued new guidance on the impairment of financial instruments. The new guidance adds a CECL impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new standard is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the new standard makes targeted changes to the impairment model for available-for-sale debt securities. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.
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
For information on the first quarter 2019 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarterly period ended March 31, 2019.
Business Update Related To COVID-19
In March 2020, the World Health Organization declared the Coronavirus (COVID-19) a pandemic. The outbreak has become increasingly widespread around the world, including virtually every geography in which the Company operates. The pandemic has created uncertainty about the impact on the global economy. Governments have implemented various restrictions around the world, including closure of non-essential businesses, travel restrictions, shelter-in-place requirements and other restrictions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
The Company has taken a number of precautionary steps to safeguard its business and colleagues from COVID-19, including, but not limited to, implementing travel restrictions, arranging work from home capabilities and flexible work policies.  By the end of March, nearly all of the Company’s colleagues were working fully in a remote work environment, with virtually no disruption in our ability to serve clients. The safety and well-being of our colleagues is our first priority. We have established a $5 million support fund for colleagues in need, as well as matching gifts for charitable contributions. The Company is monitoring and assessing the impact of the COVID-19 pandemic on a daily basis to ensure that we continue to adhere to guidelines and orders issued by federal, state and local governments.
The Company has taken various actions to maintain liquidity in response to the potential impacts of COVID-19, including establishment of a new committed credit facility in April 2020, and actions to reduce expenses and capital expenditures.
The ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that we are not able to predict. Factors that could adversely affect our financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-Q.
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

JLT's results of operations for the period January 1, 2019 through March 31, 2019 are not included in the Company’s results of operation for 2019.
By virtue of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019. Please see the "Risk Factors" section of our most recently filed Annual Report on Form 10-K for risks associated with the acquisition.
The Company’s results for the three month period ended March 31, 2020 was impacted by JLT related acquisition, restructuring and integration costs as well as legacy MMC restructuring programs as discussed in Note 15 to the consolidated financial statements.
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
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share figures)	2020	2019
Revenue	$4,651	$4,071
Expense:
Compensation and Benefits	2,555	2,282
Other Operating Expenses	1,026	851
Operating Expenses	3,581	3,133
Operating Income	1,070	938
Income Before Income Taxes	1,007	944
Net Income Before Non-Controlling Interests	767	727
Net Income Attributable to the Company	$754	$716
Net Income Per Share Attributable to the Company:
Basic	$1.49	$1.42
Diluted	$1.48	$1.40
Average Number of Shares Outstanding:
Basic	505	505
Diluted	510	511
Shares outstanding at March 31,	506	507

The Company’s results of operations and earnings per share for the three month periods ended March 31, 2020 and 2019 include costs related to JLT integration and restructuring activities, and other MMC restructuring activities as discussed in more detail in Note 15 of the consolidated financial statements. These costs are reflected as part of net operating income. In addition, in 2019 the Company incurred other costs related to the financing of the JLT Transaction and hedging certain economic exposures. These costs are summarized below:

	Three Months Ended March 31,
(In millions)	2020	2019
Restructuring costs, excluding JLT	$9	$18
JLT integration and restructuring costs	80	36
JLT acquisition related costs	13	11
Impact on operating income	102	65
Change in fair value of acquisition related derivative contracts	—	(29)
JLT related interest income - pre-acquisition	—	(25)
JLT related interest expense - pre-acquisition	—	54
Impact on income before taxes	$102	$65
Operating income in the first quarter of 2020 increased 14% to $1.1 billion. The increase is due to an increase in the Company’s ongoing operating results, both legacy and from the inclusion of JLT’s results in 2020, partly offset by the year-over-year increase in JLT integration and restructuring costs.
Income before income taxes increased to $1.0 billion in the first quarter of 2020, compared with $0.9 billion in the first quarter of 2019. The increase is due to higher operating income, partly offset by lower interest income resulting from the investment of debt proceeds in 2019 prior to the acquisition of JLT and a gain in 2019 related to the change in fair value of acquisition-related derivative contracts.
Diluted earnings per share increased from $1.40 in the first quarter of 2019 to $1.48 in 2020, due to higher income before taxes, discussed above, a small decrease in the number of diluted shares outstanding partly offset by a higher effective tax rate.
JLT Integration and Restructuring Costs
The Company is currently integrating JLT, which is discussed in more detail in Note 14 to the consolidated financial statements, and will incur costs in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. Based on current estimates, the Company expects to incur pre-tax charges of $700 million, of which approximately $625 million will be cash charges. These costs reflect $335 million incurred in 2019, $80 million incurred in 2020 and projected costs of approximately $285 million, most of which will be incurred in the next three quarters of 2020 and the remainder in 2021. Based on further analysis and review during the second half of 2019, the Company identified additional opportunities for further efficiencies that will result in additional future cost savings and is currently tracking ahead of our prior guidance. The Company expects to achieve run rate savings of at least $350 million. The Company realized cost savings of approximately $220 million and $125 million in 2020 and 2019, respectively, and expects to achieve the remainder by the end of 2021. The Company incurred cash charges of approximately $265 million during 2019 and $61 million in 2020 and expects most of the remaining cash expenditures to occur in the remainder of 2020, with a modest amount in 2021, related to this initiative. These integration and restructuring plans are still being finalized, which may change our current cost and related savings estimates, as the Company continues to refine its detailed plans for each business and location.
JLT Acquisition Related Costs
JLT acquisition related costs are primarily related to legal fees that were directly related to completing the Transaction.

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
The calculation of underlying revenue growth for the three-month periods ended March 31, 2020, is calculated as if MMC and JLT were a combined company as of January 1, 2019, but excludes the impact of currency and other acquisitions, dispositions, and transfers among businesses. Combined prior year revenue information for MMC and JLT for the three-month periods ended March 31, 2019 is presented below. The unaudited 2019 JLT revenue amounts in "2019 including JLT" reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and MMC’s specific accounting policies, primarily related to development of constraints and subsequent release of those constraints related to the reinsurance business. The decrease in revenue related to the JLT aerospace business, which was sold in June 2019, is reflected in the acquisitions/dispositions column. All other acquisitions/dispositions activity is included in the acquisitions/dispositions column. Underlying expense growth is calculated in a similar manner.
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company's operating revenues by segment are as follows:

	Three Months Ended March 31,		% Change GAAP Revenue	2019 Including JLT	% Change Including JLT in 2019	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Risk and Insurance Services
Marsh	$2,061	$1,737	19%	$1,969	5%	(2)%	1%	5%
Guy Carpenter	827	663	25%	781	6%	—	(1)%	7%
Subtotal	2,888	2,400	20%	2,750	5%	(1)%	1%	6%
Fiduciary Interest Income	23	23		27
Total Risk and Insurance Services	2,911	2,423	20%	2,777	5%	(1)%	1%	5%
Consulting
Mercer	1,251	1,155	8%	1,229	2%	(2)%	(2)%	5%
Oliver Wyman	511	518	(1)%	518	(1)%	(1)%	—	—
Total Consulting	1,762	1,673	5%	1,747	1%	(1)%	(1)%	3%
Corporate/Eliminations	(22)	(25)		(25)
Total Revenue	$4,651	$4,071	14%	$4,499	3%	(1)%	—	5%

	Three Months Ended March 31,		% Change GAAP Revenue	2019 Including JLT	% Change Including JLT in 2019	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Marsh:
EMEA	$754	$633	19%	$740	2%	(2)%	—	4%
Asia Pacific	238	165	44%	232	3%	(2)%	(1)%	6%
Latin America	91	78	16%	100	(10)%	(10)%	(3)%	3%
Total International	1,083	876	24%	1,072	1%	(3)%	—	4%
U.S./Canada	978	861	14%	897	9%	—	4%	5%
Total Marsh	$2,061	$1,737	19%	$1,969	5%	(2)%	1%	5%
Mercer:
Wealth	592	543	9%	598	(1)%	(2)%	(2)%	3%
Health	486	442	10%	461	5%	(1)%	(2)%	8%
Career	173	170	2%	170	2%	(2)%	1%	2%
Total Mercer	$1,251	$1,155	8%	$1,229	2%	(2)%	(2)%	5%

* Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the first quarter of 2020 was $4.7 billion, an increase of 14% on a reported basis. This reflects an increase of 5% on an underlying basis and a decrease of 1% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the first quarter of 2020 was $2.9 billion, an increase of 20% from the same quarter of the prior year. This reflects increases of 5% on an underlying basis and 1% from acquisitions, partly offset by a 1% decrease from the impact of foreign currency translation. Consulting revenue of $1.8 billion in the first quarter of 2020 increased 5%. Revenue increased 3% on an underlying basis, partly offset by decreases of 1% from the impact of foreign currency translation and 1% from the disposition of a business.
Operating Expense
The Company incurred approximately $93 million and $47 million of operating expenses for the three month periods ended March 31, 2020 and March 31, 2019, respectively, related to JLT acquisition, integration and restructuring charges as discussed in more detail in Notes 8 and 15 of the consolidated financial statements.
Consolidated operating expense in the first quarter increased 14% compared with the same period last year. Expense increased 3% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 1% from the impact of foreign currency translation. The increase in underlying expense is primarily due to higher acquisition, integration and restructuring charges related to the JLT Transaction and higher incentive compensation.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,	Three Months
(In millions)	2020	2019
Revenue	$2,911	$2,423
Compensation and Benefits	1,452	1,221
Other Operating Expenses	605	469
Expense	2,057	1,690
Operating Income	$854	$733
Operating Income Margin	29.4%	30.2%

Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2020 was $2.9 billion, an increase of 20% as compared to the same period last year. This reflects increases of 5% in underlying revenue and 1% increase from acquisitions, partly offset by a 1% decrease related to the impact of foreign currency translation when compared with 2019.
In Marsh, revenue in the first quarter of 2020 was $2.1 billion, an increase of 19% as compared to the same period last year. This reflects increases in underlying revenue of 5% and 1% increase from acquisitions, partly offset by a 2% decrease related to the impact of foreign currency translation. In U.S./Canada, underlying revenue increased 5%. Revenue in International operations grew 4% on an underlying basis, with increases of 6% in Asia Pacific, 4% in EMEA and 3% in Latin America. Guy Carpenter's first quarter revenue increased 25% as compared to the same period last year, reflecting a 7% increase on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment increased 22% in the first quarter of 2020 compared with the same period last year. This reflects increases of 3% in underlying expense and 2% from acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation.
During the first quarter of 2020, the increase in expenses reflects the impact of acquisition, restructuring and integration related costs of $73 million, primarily due to severance, lease related exit costs and consulting fees related to the JLT Transaction, as well as higher incentive compensation.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,	Three Months
(In millions)	2020	2019
Revenue	$1,762	$1,673
Compensation and Benefits	991	956
Other Operating Expenses	489	438
Expense	1,480	1,394
Operating Income	$282	$279
Operating Income Margin	16.0%	16.7%
Revenue
Revenue in the Consulting segment in the first quarter of 2020 was $1.8 billion, an increase of 5% compared to the same period last year. This reflects a 3% increase in underlying revenue, partly offset by decreases of 1% from the impact of foreign currency translation and 1% from dispositions.
Mercer's revenue of approximately $1.3 billion increased 8% compared to the same period last year. This reflects an increase of 5% on an underlying basis, partly offset by decreases of 2% from the impact of foreign currency translation and 2% from dispositions of businesses. On an underlying basis, revenue in Health increased 8%, Wealth increased 3% and Career increased 2%. Oliver Wyman's revenue decreased 1% to $511 million, reflecting a 1% decrease from the impact of foreign currency translation. Oliver Wyman’s revenue was flat on an underlying basis, as growth in the first part of the quarter was offset by COVID-19 related impact in March.
Expense
Consulting expenses in the first quarter of 2020 increased 6% as compared to the first quarter of 2019. This reflects an underlying expense increase of 4% partly offset by a 1% decrease from dispositions and a 2% decrease from the impact of foreign currency translation. The increase in underlying expenses is primarily due to higher base salaries, outside services and asset-based fees.
Corporate and Other
Corporate expenses were $66 million in the first quarter of 2020, compared with $74 million in the same period of 2019, reflecting decreases in acquisition, integration and restructuring costs related to the JLT Transaction.
Interest
Interest income earned on corporate funds was $2 million in the first quarter of 2020 as compared to $28 million in the same period last year. During the first quarter of 2019, the Company issued approximately $6.5 billion of senior notes related to the JLT acquisition. The funds were held in escrow and released for payment in April when the acquisition was completed. The decrease in interest income from the prior year is due to interest earned on these funds in 2019.
Interest expense increased $7 million in the first quarter of 2020 compared with the first quarter of 2019 primarily due to new debt issuances related to the JLT acquisition, partly offset by lower costs related to the amortization of bridge loan fees that were incurred in the first quarter of 2019.
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
The Company recorded a net investment loss of $2 million for the three months ended March 31, 2020 compared to net investment income of $5 million and for the three-month period ended March 31, 2019. The three-month period ending March 31, 2020 includes losses of $1 million related to mark-to-market changes in equity securities and sales of equity investments and losses of $1 million related to investments in private equity funds and other investments. The three-month period ending March 31, 2019 include gains of $3 million related to mark-to-market changes in equity securities and $2 million related to investments in private equity funds and other investments.
Income and Other Taxes
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
The broader JLT organization is now held under the Company, which makes it part of a U.S.-based multinational company and subjects it to full U.S. taxation. The integration of the JLT entities into the Company's entities where applicable should be substantially complete by the end of 2020.
The Company's effective tax rate in the first quarter of 2020 was 23.8% compared with 23.0% in the first quarter of 2019. The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments to contingent acquisition consideration. The excess tax benefit related to share-based payments is the most significant discrete item, reducing the effective tax rate by 2.6% and 3.2% in the first quarters of 2020 and 2019, respectively. The effect of this item is generally larger in the first quarter than any other due to the Company’s restricted stock grants vesting primarily in the first quarter.
The effective tax rate may vary significantly from period to period for the foreseeable future. The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. Thus, a shift in the mix of profits among jurisdictions, or changes in the Company’s repatriation strategy to access offshore cash, can affect the effective tax rate.
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
Changes in tax laws, rulings, policies or related legal and regulatory interpretations occur frequently and may have a significant favorable or adverse impact on our effective tax rate.
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

The quasi-territorial U.S. tax regime provides an opportunity for the Company to repatriate foreign earnings more tax efficiently and there is less incentive for permanent reinvestment of these earnings. However, permanent reinvestment continues to be a component of the Company’s global capital strategy. The Company revised its permanent reinvestment assertion related to accumulated earnings that were subject to the 2017 transition tax of the TCJA, to facilitate repatriation of most of those accumulated earnings. For post-2017 years, including 2020, the Company continues to evaluate its global investment and repatriation strategy in light of our capital requirements, considering the TCJA and the quasi-territorial tax regime for future foreign earnings.
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $13 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic relief to individuals, governmental agencies and companies, to deal with the public health and economic impacts of COVID-19. Pursuant to the CARES Act, payroll taxes due from March 27, 2020 through December 31, 2020 will be deferred until 2021 and 2022 (50% to be paid each year) without interest or penalties.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At March 31, 2020, the Company had approximately $879 million of cash and cash equivalents in its foreign operations, which includes $179 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first three months of 2020, the Company recorded foreign currency translation adjustments which decreased net equity by $930 million. Strengthening of the U.S. dollar against foreign currencies would reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company used $638 million of cash from operations for the three month periods ended March 31, 2020 compared to $276 million used by operations in the first three months of 2019. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets. The Company paid $61 million related to the JLT integration and restructuring activity for the three months ended March 31, 2020.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first three months of 2020, the Company contributed $18 million to its non-U.S. defined benefit pension plans and $9 million to its U.S. defined benefit pension plans. In the first three months of 2019, the Company contributed $14 million to its non-U.S. defined benefit pension plans and $7 million to its U.S. defined benefit pension plans.
In the United States, contributions to the tax-qualified defined benefit plans are based on ERISA guidelines.
Outside the United States, the Company has a large number of defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2019. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. For the MMC U.K. Pension Fund, a new agreement was reached with the trustee in the fourth quarter of 2019 based on the surplus funding position at December 31, 2018. Under the agreement no deficit funding is required until 2023. The funding level will be re-assessed during 2022 to determine if contributions are required in 2023. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2019 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period. In addition, in the U.K. the Company assumed responsibility for JLT's Pension Scheme ("JLT U.K. plan"). Deficit funding of approximately $28 million is expected during 2020 with a new funding agreement expected to be reached with the Trustee during 2020.
The Company expects to fund an additional $66 million to its non-U.S. defined benefit plans over the remainder of 2020, comprising approximately $37 million to plans outside of the U.K. and $29 million to the U.K. plans. After consideration of the deferral discussed below, the Company expects to fund an additional $21 million to its U.S. defined benefit plans during the remainder of 2020. Pursuant to the terms of the CARES Act, contributions previously due during 2020 will be deferred until January 1, 2021. As a result, MMC will defer funding of approximately $47 million to its U.S. qualified defined benefit plans until January 1, 2021.
Changes in Pension Plans
As part of the JLT Transaction, the Company has assumed responsibility for a number of pension plans throughout the world, with $255 million of net pension liabilities as of December 31, 2019 (approximately $1 billion of plan liabilities and $748 million of plan assets as of December 31, 2019), the most significant of which is the Jardine Lloyd Thompson U.K. Pension Scheme ("JLT U.K. plan"). The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the scheme are held in a trustee administered fund separate from the Company.
Financing Cash Flows
Net cash provided by financing activities was $1.3 billion for the three-month period ended March 31, 2020, compared with $6.8 billion of net cash provided by such activities for the same period in 2019.
Credit Facilities
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Company had $1 billion of borrowings outstanding under this facility at March 31, 2020.
In January 2020, the Company entered into two new term loan facilities: a $500 million one-year facility and a $500 million two-year facility. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The facilities include a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available, which is expected to occur by the end of 2021.These facilities are expected to expire on or around the time that LIBOR is expected to be replaced by a successor rate. The Company had $1 billion of borrowings outstanding under these facilities at March 31, 2020.
Commercial paper outstanding decreased from $748 million at March 31, 2019 to $193 million at March 31, 2020. The year-over-year decrease in commercial paper outstanding reflects the Company’s use of the term loan facilities to fund its liquidity needs in the first quarter of 2020, rather than commercial paper.
In April 2020, the Company entered into a new $1 billion unsecured revolving credit facility. The facility has similar coverage and leverage ratios as the facility discussed above. As of the date of this report, the Company had no borrowings under this facility.
In March 2019, the Company closed on $300 million one-year and $300 million three-year term loan facilities. The interest rate on these facilities was based on LIBOR plus a fixed margin, which varies with the Company's credit ratings. The Company terminated these facilities during 2019.
On September 18, 2018, the Company entered into a bridge loan agreement to finance the proposed JLT transaction. The Company paid approximately $35 million of customary upfront fees related to the bridge loan at the inception of the loan commitment. The bridge loan agreement was terminated on April 1, 2019.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $193 million of commercial paper outstanding at March 31, 2020 at an effective interest rate of 3.04%.

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
In March 2020, the Company repaid $500 million of maturing senior notes.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated P-2 by Moody's and A-2 by Standard & Poor's. The Company carries a negative outlook from Moody's and Standard & Poor's.
Share Repurchases
There were no repurchases of the Company's common stock during the three month periods ending March 31, 2020 and March 31, 2019. The Company does not expect to repurchase shares for the remainder of 2020. In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. As of March 31, 2020, the Company remained authorized to purchase shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on this authorization.
Contingent Payments Related to Acquisitions
During the first three months of 2020, the Company paid $13 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $4 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $9 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $239 million for acquisitions completed in the first three months of 2020 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2020.
The Company paid deferred purchase consideration related to prior years' acquisitions of $25 million in the first three months of 2020. Remaining deferred cash payments of approximately $216 million for acquisitions completed in the first three months of 2020 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2020.
In the first three months of 2019, the Company paid $35 million of contingent payments related to acquisitions made in prior periods. Of this amount, $6 million was reported as financing cash flows and $29 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $232 million ($0.455 per share) during the first three months of 2020, as compared with $210 million ($0.415 per share) during the first three months of 2019.
Derivatives
Foreign Exchange Forward Contract
In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into the FX Contract to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S. dollars at a contracted exchange rate. The FX Contract, which did not qualify for hedge accounting treatment under applicable accounting guidance, is discussed in Note 11 to the consolidated financial statements. In the first quarter of 2019, the Company recorded a $42 million gain related to the change in fair value of this derivative contract. The Company settled the FX Contract on April 1, 2019.
Foreign Exchange Contract on Euro Debt Issuance
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances of €1.1 billion, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. Upon settlement of this contract, the Company recorded a charge of $7 million in the consolidated statement of income for the three month period ended March 31, 2019.
Treasury Locks on Senior Notes
In connection with the JLT Transaction, to hedge the risk of increases in future interest rates prior to its issuance of senior notes, in the fourth quarter of 2018, the Company entered into treasury locks related to $2 billion of the expected debt. The fair value at December 31, 2018 was based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of these derivatives in the consolidated statement of income for the twelve month period ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. Upon settlement, an additional charge of $6 million was recorded in the consolidated statement of income for the three month period ended March 31, 2019.
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion senior notes, as discussed above, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes decreased by $8 million during the first three months of 2020 related to the change in foreign exchange rates. Since the Company concluded that the hedge was highly effective, it recorded an increase to foreign currency translation gains (losses) for the three months ended March 31, 2020.
Investing Cash Flows
Net cash used for investing activities amounted to $245 million in the first three months of 2020, compared with $187 million used during the same period in 2019.
As previously noted, the JLT Transaction closed on April 1, 2019. Funds for the purchase of outstanding shares were distributed on April 11, 2019.
The Company paid $200 million and $140 million, net of cash acquired, for acquisitions it made during the first three months of 2020 and 2019, respectively.
In February 2020, the Company sold a portion of its investment in Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange (representing approximately 4% of AF) to an independent third party. At March 31, 2020, the Company owns approximately 31% of the common stock of AF. The Company expects to complete the sale of an additional 15% of AF shares during the second quarter of 2020. Upon completion of this transaction, the Company will no longer account for this investment under the equity method, and will record the change in fair value in each subsequent period as an investment gain or loss in the consolidated statement of income.
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
The Company used cash of $118 million to purchase fixed assets and capitalized software in the first three months of 2020, compared with $73 million in the first three months of 2019, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $57 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2020:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$193	$193	$—	$—	$—
Term loan facility	1,000	500	500	—	—
Revolving credit facility	1,000	1,000	—	—	—
Short-term debt	716	716	—	—	—
Long-term debt	10,804	—	1,684	2,384	6,736
Interest on long-term debt	5,399	480	796	663	3,460
Net operating leases	2,568	401	682	520	965
Service agreements	303	150	84	60	9
Other long-term obligations	455	179	227	43	6
Total	$22,438	$3,619	$3,973	$3,670	$11,176
The above does not include unrecognized tax benefits of $82 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $6 million that may become payable within one year.
The above does not include the provisional estimate of remaining transitional tax payments related to the Tax Cuts and Job Act ("the TCJA") of $69 million.
Management’s Discussion of Critical Accounting Policies
The Company’s discussion of critical accounting policies that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2019 Form 10-K.
New Accounting Guidance
Note 19 to the consolidated financial statements in this report contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.
Reconciliation of Non-GAAP Measures
On April 1, 2019, the Company completed its previously announced acquisition of JLT. JLT results of operations for the three months ended March 31, 2020 are included in the Company’s results of operations for the first quarter of 2020. JLT results of operations for the three months ending March 31, 2019 are not included in the Company's first quarter 2019 results of operations. Prior to being acquired by the Company, JLT operated in three segments, Specialty, Reinsurance and Employee Benefits. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included within Guy Carpenter and the majority of the JLT Employee Benefits business is included in Mercer Health and Wealth.
The JLT Transaction had a significant impact on the Company’s results of operations in 2020. The Company believes that in addition to the change in reported GAAP revenue, a comparison of 2020 GAAP reported revenue to the combined 2019 revenue of MMC and JLT, as if the companies were combined on January 1, 2019, provides investors with meaningful information as to the Company’s year-over-year underlying operating results. Investors should not consider the comparison of these non-GAAP measures in isolation from, or as a substitute for, the financial information that the Company reports in accordance with GAAP.
The 2019 Including JLT revenue information set forth in the table below presents revenue information as if the companies were combined on January 1, 2019 and is not necessarily indicative of what the results would have been had we operated the business since January 1, 2019.
The MMC revenue amounts are as previously reported by the Company in its quarterly filings on Form 10-Q for the applicable periods. JLT 2019 revenue information is derived using the same policies and adjustments as the "JLT Supplemental Information - Revenue Analysis" furnished to the SEC on June 6, 2019 on Form 8-K, which is not incorporated by reference in this Form10-Q, and includes the revenue from JLT’s aerospace business.

(In millions)	Three Months Ended March 31, 2019
MMC As Previously Reported
Risk & Insurance Services
Marsh	$1,737
Guy Carpenter	663
Subtotal	2,400
Fiduciary Interest Income	23
Total Risk & Insurance Services	2,423
Consulting
Mercer	1,155
Oliver Wyman Group	518
Total Consulting	1,673
Corporate Eliminations	(25)
Total Revenue	$4,071
JLT 2019
Specialty (Marsh)	$232
Reinsurance (Guy Carpenter)	118
Employee Benefits (Mercer)	74
Subtotal	424
Fiduciary Interest Income	4
Total Revenue	$428
2019 Including JLT
Marsh	$1,969
Guy Carpenter	781
Subtotal	2,750
Fiduciary Interest Income	27
Total Risk & Insurance Services	2,777
Consulting
Mercer	1,229
Oliver Wyman Group	518
Total Consulting	1,747
Corporate Eliminations	(25)
Total Revenue Including JLT	$4,499

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2020
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,480
Fiduciary cash and investments	$7,661
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 11 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $5 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic expense for 2020 are discussed in Note 8 to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management’s Discussion of Critical Accounting Policies-Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 54% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events, such as the impact of "Brexit" in the United Kingdom, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year the Company estimates that full year net operating income would increase or decrease by approximately $39 million. The Company has exposure to approximately 85 foreign currencies overall. If exchange rates at March 31, 2020 hold constant for the rest of 2020, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $35 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $18 million that are valued using readily determinable fair values and approximately $32 million of investments without readily determinable fair values. The Company also has investments of approximately $371 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
The Company owns approximately 31% of the common stock of Alexander Forbes, a South African company listed on the Johannesburg Stock Exchange, which it purchased in 2014 for 7.50 South African Rand per share. As of March 31, 2020, the carrying value of the Company’s investment in Alexander Forbes was approximately $105 million. As of March 31, 2020, the market value of the approximately 394 million shares of Alexander Forbes owned by the Company, based on the March 31, 2020 closing share price of 4.28 South African Rand per share, was approximately $94 million. See Note 8 to the consolidated financial statements for additional information regarding the sale of a portion the Company's investment in AF.
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
b. Changes in Internal Control
There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue monitoring and assessing any impacts from COVID-19 on our internal controls.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.
We and our subsidiaries are also party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters as set forth in Note 17 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
Item 1A.     Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Except as otherwise described below, there were no material changes to the risk factors previously disclosed in our 2019 Form 10-K.
We have added the risk factor "The recent COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position."
The recent COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have had a dramatic impact on the macroeconomic environment, and the outbreak has materially increased economic uncertainty and reduced economic activity.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to decreased levels of business activity of our clients and the industries and markets that we serve. Governments around the globe have taken steps to mitigate some of the more severe anticipated economic effects of the virus, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our clients, third-party vendors and business partners. The spread of COVID-19 has caused us to modify our business practices (including transitioning substantially all of our colleagues to a remote work environment, restricting colleague travel, developing social distancing plans for our colleagues and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our colleagues, clients and business partners. There is no certainty how long such policies will remain in effect or that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The coronavirus will affect our ability to generate new business, our overall level of profitability and cash flow, and our liquidity due to a number of macroeconomic and operational factors. Such factors may include:

•	in our Risk and Insurance Services segment, a reduction in pricing and commission for specific lines of coverage most directly affected by the pandemic;

•
in our Consulting segment, a reduction of demand for our services as clients cut back on expenses, as well as the impact on our business model for delivering services to clients due to restrictions on travel and movement, and guidance around social distancing;

•
the timeliness and ultimate collectability of our receivables, including as a result of deferrals of premium payments directed by government authorities, which affects our ability to generate sufficient cash flows;

•
the impact of disruption in the credit or financial markets, or changes to our credit ratings, which may impact our ability to access capital or repay our significant outstanding indebtedness on favorable terms and our compliance with the covenants contained in the agreements that govern our indebtedness;

•	an increase in errors & omissions claims related to pandemic coverage;

•
the impact of financial market volatility, including our ability to execute timely trades in light of increased trading volume, which may reduce assets under management and revenue for Mercer’s Investments business;

•
failure of third parties upon which we rely to meet their obligations to us, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties;

•	the impact of an extended period of remote work arrangements on our business continuity plans, and our ability to continue to provide services to our clients;

•	increased risk of phishing and other cybersecurity attacks or unauthorized dissemination of personal, confidential, proprietary or sensitive data caused by remote work arrangements; and

•
the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company did not repurchase any shares of its common stock during the first quarter of 2020. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2020, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	—	$2,422,987,756
February 1-29, 2020	—	$—	—	$2,422,987,756
March 1-31, 2020	—	$—	—	$2,422,987,756
Total	—		—	$2,422,987,756
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

Date:	May 1, 2020	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	May 1, 2020	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement, effective as of January 15, 2020, between Marsh & McLennan Companies, Inc. and John Q. Doyle

10.2	Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Martine Ferland

10.3	Non-Competition and Non-Solicitation Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Martine Ferland

10.4
Letter Agreement, effective as of July 1, 2019, between Marsh & McLennan Companies, Inc. and Dominic J. Burke (incorporated by reference to the Company's Current Report on Form 8-K dated April 29, 2020)

10.5
Amendment to Letter Agreement, effective as of April 29, 2020, between Marsh & McLennan Companies, Inc. and Dominic J. Burke (incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2020)

10.6	Non-Competition and Non-Solicitation Agreement, effective as of April 1, 2019, between Marsh & McLennan Companies, Inc. and Dominic J. Burke

10.7	Form of Deferred Stock Unit Award, with grant dates from March 1, 2020 through February 1, 2021, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.8	Form of Restricted Stock Unit Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.9	Form of Performance Stock Unit Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.10	Form of Stock Option Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan

10.11
Conformed Copy of the Amended and Restated 5 Year Credit Agreement, dated as of October 12, 2018, among Marsh & McLennan Companies, Inc., MMC Treasury Holdings (UK) Limited, Citibank, N.A., as administrative agent, and the other parties thereto

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