Form 10-Q
period 2020-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2020-07-31
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 24, 2020, there were outstanding 506,529,315 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•
the financial and operational impact of the coronavirus global pandemic on our revenue and ability to generate new business, our overall level of profitability and cash flow, and our liquidity, including the timeliness and collectability of our receivables;

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

•
our ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the increased risk of phishing and other cybersecurity attacks or unauthorized dissemination of information caused by remote work arrangements, including those in the existing JLT information systems;

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenue	$4,189	$4,349	$8,840	$8,420
Expense:
Compensation and benefits	2,429	2,537	4,984	4,819
Other operating expenses	875	1,132	1,901	1,983
Operating expenses	3,304	3,669	6,885	6,802
Operating income	885	680	1,955	1,618
Other net benefit credits	63	70	127	134
Interest income	2	2	4	30
Interest expense	(132)	(141)	(259)	(261)
Cost of extinguishment of debt	—	(32)	—	(32)
Investment (loss) income	(31)	8	(33)	13
Acquisition related derivative contracts	—	(37)	—	(8)
Income before income taxes	787	550	1,794	1,494
Income tax expense	207	206	447	423
Net income before non-controlling interests	580	344	1,347	1,071
Less: Net income attributable to non-controlling interests	8	12	21	23
Net income attributable to the Company	$572	$332	$1,326	$1,048
Net income per share attributable to the Company:
Basic	$1.13	$0.66	$2.62	$2.07
Diluted	$1.12	$0.65	$2.60	$2.05
Average number of shares outstanding:
Basic	506	507	505	506
Diluted	511	512	510	511
Shares outstanding at June 30,	506	507	506	507

The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income before non-controlling interests	$580	$344	$1,347	$1,071
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	241	13	(700)	109
Gain related to pension/post-retirement plans	34	63	209	20
Other comprehensive income (loss), before tax	275	76	(491)	129
Income tax expense on other comprehensive income	10	13	36	9
Other comprehensive income (loss), net of tax	265	63	(527)	120
Comprehensive income	845	407	820	1,191
Less: comprehensive income attributable to non-controlling interest	8	12	21	23
Comprehensive income attributable to the Company	$837	$395	$799	$1,168
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,711	$1,155
Receivables
Commissions and fees	5,045	4,608
Advanced premiums and claims	111	123
Other	635	645
	5,791	5,376
Less-allowance for credit losses	(144)	(140)
Net receivables	5,647	5,236
Other current assets	739	677
Total current assets	8,097	7,068
Goodwill	14,797	14,671
Other intangible assets	2,761	2,774
Fixed assets(net of accumulated depreciation and amortization of $2,052 at June 30, 2020 and $2,001 at December 31, 2019)	866	858
Pension related assets	1,672	1,632
Right of use assets	1,882	1,921
Deferred tax assets	618	676
Other assets	1,476	1,757
	$32,169	$31,357
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,216	$1,215
Accounts payable and accrued liabilities	2,668	2,746
Accrued compensation and employee benefits	1,345	2,197
Current lease liabilities	332	342
Accrued income taxes	367	179
Total current liabilities	5,928	6,679
Fiduciary liabilities	7,441	7,344
Less – cash and investments held in a fiduciary capacity	(7,441)	(7,344)
	—	—
Long-term debt	11,985	10,741
Pension, post-retirement and post-employment benefits	2,197	2,336
Long-term lease liabilities	1,902	1,926
Liabilities for errors and omissions	350	335
Other liabilities	1,415	1,397
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2020 and December 31, 2019	561	561
Additional paid-in capital	814	862
Retained earnings	16,060	15,199
Accumulated other comprehensive loss	(5,582)	(5,055)
Non-controlling interests	166	150
	12,019	11,717
Less – treasury shares, at cost, 54,263,059 shares at June 30, 2020 and 57,013,097 shares at December 31, 2019	(3,627)	(3,774)
Total equity	8,392	7,943
	$32,169	$31,357
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30,
(In millions)	2020	2019
Operating cash flows:
Net income before non-controlling interests	$1,347	$1,071
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	188	159
Amortization of intangible assets	174	151
Non cash lease expense	165	151
Adjustments and payments related to contingent consideration liability	(30)	(9)
Charge for early extinguishment of debt	—	32
Provision for deferred income taxes	7	82
Loss (gain) on investments	33	(13)
Net loss on disposition of assets	5	21
Share-based compensation expense	147	117
Change in fair value of acquisition-related derivative contracts	—	8
Changes in assets and liabilities:
Net receivables	(389)	(437)
Other current assets	(81)	(4)
Other assets	140	(33)
Accounts payable and accrued liabilities	(129)	29
Accrued compensation and employee benefits	(848)	(670)
Accrued income taxes	204	6
Contributions to pension and other benefit plans in excess of current year credit	(165)	(172)
Other liabilities	(20)	36
Operating lease liabilities	(164)	(155)
Effect of exchange rate changes	(6)	(129)
Net cash provided by operations	578	241
Financing cash flows:
Purchase of treasury shares	—	(100)
Net increase in commercial paper	—	549
Net borrowings from term-loan and credit facilities	1,000	300
Proceeds from issuance of debt	737	6,459
Repayments of debt	(507)	(457)
Payments for early extinguishment of debt	—	(585)
Purchase of non-controlling interests	(3)	(50)
Acquisition-related derivative payments	—	(337)
Shares withheld for taxes on vested units – treasury shares	(115)	(87)
Issuance of common stock from treasury shares	66	108
Payments of deferred and contingent consideration for acquisitions	(69)	(39)
Distributions of non-controlling interests	(22)	(15)
Dividends paid	(466)	(422)
Net cash provided by financing activities	621	5,324
Investing cash flows:
Capital expenditures	(200)	(161)
Net sales of long-term investments	103	202
Purchase of equity investment	—	(91)
Proceeds from sales of fixed assets	1	2
Dispositions	93	165
Acquisitions	(562)	(5,500)
Other, net	1	(47)
Net cash used for investing activities	(564)	(5,430)
Effect of exchange rate changes on cash and cash equivalents	(79)	93
Increase in cash and cash equivalents	556	228
Cash and cash equivalents at beginning of period	1,155	1,066
Cash and cash equivalents at end of period	$1,711	$1,294
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$746	$681	$862	$817
Change in accrued stock compensation costs	66	59	(63)	(42)
Issuance of shares under stock compensation plans and employee stock purchase plans	2	(4)	16	(39)
Other	—	—	(1)	—
Balance, end of period	$814	$736	$814	$736
RETAINED EARNINGS
Balance, beginning of period	$15,490	$14,642	$15,199	$14,347
Net income attributable to the Company	572	332	1,326	1,048
Dividend equivalents declared	(2)	(2)	(6)	(4)
Dividends declared	—	(231)	(459)	(650)
Balance, end of period	$16,060	$14,741	$16,060	$14,741
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,847)	$(4,590)	$(5,055)	$(4,647)
Other comprehensive loss, net of tax	265	63	(527)	120
Balance, end of period	$(5,582)	$(4,527)	$(5,582)	$(4,527)
TREASURY SHARES
Balance, beginning of period	$(3,655)	$(3,385)	$(3,774)	$(3,567)
Issuance of shares under stock compensation plans and employee stock purchase plans	28	39	147	221
Purchase of treasury shares	—	(100)	—	(100)
Balance, end of period	$(3,627)	$(3,446)	$(3,627)	$(3,446)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$156	$77	$150	$73
Net income attributable to non-controlling interests	8	12	21	23
Net non-controlling interests acquired / (disposed)	2	195	(1)	195
Distributions and other changes	—	(12)	(4)	(19)
Balance, end of period	$166	$272	$166	$272
TOTAL EQUITY	$8,392	$8,337	$8,392	$8,337
Dividends declared per share	$—	$0.455	$0.910	$1.285
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
Business Update Related To COVID-19
In March 2020, the World Health Organization declared the Coronavirus (COVID-19) a pandemic. The outbreak spread quickly around the world, including essentially every geography in which the Company operates. The pandemic has created uncertainty around the impact on the global economy and has resulted in impacts to the financial markets and asset values. Governments implemented various restrictions around the world, including closure of non-essential businesses, travel, shelter-in-place requirements for citizens and other restrictions.
The Company took a number of precautionary steps to safeguard its businesses and colleagues from COVID-19, including implementing travel restrictions, arranging work from home capabilities and flexible work policies. Through the end of the second quarter, nearly all of the Company’s colleagues have continued working fully in a remote work environment, with virtually no disruption to the Company as a whole and its ability to serve clients. The safety and well-being of our colleagues continues to be our first priority.
Over the past several months, many countries have begun to “re-open” their economies, with various conditions imposed by each jurisdiction. The Company has re-opened offices in various locations around the world, while ensuring that it continues to adhere to guidelines and orders issued by national, state and local governments. The timing of office re-openings will vary based on the conditions and restrictions in each location, but it remains uncertain the extent to which colleagues will return to offices for the remainder of the year. However, the Company expects it will continue its ability to service clients effectively while colleagues remain in a remote work environment.
The ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that it is not able to predict. Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-Q for the quarter ended March 31, 2020.
JLT Acquisition
On April 1, 2019, the Company completed its acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. JLT's results of operations for the three and six month periods ended June 30, 2020 are included in the Company's results of operations. The Company's results for the six months ended June 30, 2019 do not reflect JLT’s results of operations for the three months ended March 31, 2019 and therefore may affect comparability.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three and six month periods ended June 30, 2020 and 2019.

Estimates: The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. On an ongoing basis the Company evaluates its estimates, judgments and methodologies. The estimates are based on historical experience and on various other assumptions that the Company believes are reasonable. Such matters include:

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
The Company believes these estimates are reasonable based on information currently available at the time they are made. Management has made estimates of the impact of COVID-19 within the Company’s financial statements and there may be changes to those estimates in future periods. In most situations where estimates, fair values or recoverability of assets is dependent upon short or long term projections of cash flows, revenues or earnings before interest, taxes, depreciation and amortization ("EBITDA"), the Company has based its projections assuming the gradual lifting of global lockdowns starting in the third quarter, but recessionary conditions persisting through at least the remainder of 2020. The Company has also considered potential impacts to its customer base in various industries and geographies. The ultimate extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, and the economic impact on local, regional, national and international customers and markets. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At June 30, 2020, the Company maintained $201 million compared to $197 million at December 31, 2019 related to these regulatory requirements.
Allowance for Current Expected Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for current expected credit losses (“CECL”) on its accounts receivable is based on management’s best estimate of amounts that will be uncollectible primarily based on the Company’s historical experience of collections in its various businesses and other events that may affect the net realizable value of receivables. The charge related to expected credit losses was immaterial to the consolidated statement of income in the three and six month periods ended June 30, 2020.
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
The Company recorded net investment losses of $31 million and $33 million for the three and six month periods ended June 30, 2020 compared to net investment income of $8 million and $13 million for the three and six month periods ended June 30, 2019. The three and six month periods ending June 30, 2020 primarily include a loss of $23 million from the sale of shares of Alexander Forbes and losses related to its private equity fund investments. The three and six month periods ending June 30, 2019 include gains of $3 million and $6 million related to mark-to-market changes in equity securities and gains of $5 million and $7 million related to investments in private equity funds and other investments.
Income Taxes
The Company's effective tax rate in the second quarter of 2020 was 26.2% compared with 37.4% in the second quarter of 2019. The effective tax rates for the first six months of 2020 and 2019 were 24.9% and 28.2%. The rate in the second quarter and first six months of 2019 reflects discrete adjustments related to the JLT acquisition, including tax on the disposition of JLT’s aerospace business and nondeductible expenses incurred in connection with the JLT Transaction. The tax rates in all periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits decreased from $86 million at December 31, 2019 to $79 million at June 30, 2020 due to settlements of audits, expirations of statutes of limitation and net changes to tax positions of prior years, offset by current accruals. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $12 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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

3.     Revenue
The core principle of the revenue recognition guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity applies the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. Under the accounting guidance, a performance obligation is satisfied either at a “point in time” or “over time” depending on the nature of the product or service provided, and the specific terms of the contract with customers.
The Company's revenue recognition guidance is provided in more detail in Note 3 of the consolidated financial statements and the notes thereto included in 2019 Form 10-K for the year ended December 31, 2019.
The following schedule disaggregates components of the Company's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Marsh:
EMEA	$597	$652	$1,351	$1,285
Asia Pacific	298	291	536	456
Latin America	99	116	190	194
Total International	994	1,059	2,077	1,935
U.S./Canada	1,167	1,097	2,145	1,958
Total Marsh	2,161	2,156	4,222	3,893
Guy Carpenter	433	392	1,260	1,055
Subtotal	2,594	2,548	5,482	4,948
Fiduciary interest income	9	26	32	49
Total Risk and Insurance Services	$2,603	$2,574	$5,514	$4,997
Mercer:
Wealth	$561	$613	$1,153	$1,156
Health	432	458	918	900
Career	156	189	329	359
Total Mercer	1,149	1,260	2,400	2,415
Oliver Wyman	467	540	978	1,058
Total Consulting	$1,616	$1,800	$3,378	$3,473

The Company recognizes commission revenue from arrangements for a significant portion of its brokerage arrangements at a point in time at effective date of the underlying policy. Commission revenue is estimated using historical information about the risks to be covered over the policy period, some of which are dependent on variable factors such as number of employees covered, covered payroll, airline passenger miles flown, shipped tonnage of marine cargo and others.
The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	June 30, 2020	December 31, 2019
Contract Assets	$298	$207
Contract Liabilities	$696	$593

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. Revenue recognized in the first six months of 2020 and 2019 that was included in the contract liability balance at the beginning of each of those years was $418 million and $307 million, respectively.
The amount of revenue recognized in the first six months of 2020 and 2019 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $67 million and $36 million, respectively.
During the second quarter of 2020, the Company recorded a revenue reduction of $36 million for estimated commission revenue accounted for on a point in time basis. The reduction relates to policy periods incepted from the third quarter of 2019 through the second quarter of 2020. Insurance exposures subject to variable factors described above are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions.  Estimates were updated based on internal data and industry specific economic data.  Approximately $33 million of the revenue reduction is related to Marsh in the U.S. and EMEA geographies. Mercer’s revenue was reduced by approximately $3 million in the Health segment.
The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $51 million for Marsh, $220 million for Mercer and $2 million for Oliver Wyman. The Company expects revenue in 2021, 2022, 2023, 2024 and 2025 and beyond of $146 million, $71 million, $36 million, $14 million and $6 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds ("fiduciary interest income") of $9 million and $32 million for the three and six month periods ended June 30, 2020, respectively, and $26 million and $49 million for the three and six month periods ended June 30, 2019, respectively. The Consulting segment recorded fiduciary interest income of less than $1 million for both the three and six month periods ended June 30, 2020, and $1 million and $2 million for the three and six month periods ended June 30, 2019, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $11.6 billion at June 30, 2020 and $8.9 billion at December 31, 2019. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net income before non-controlling interests	$580	$344	$1,347	$1,071
Less: Net income attributable to non-controlling interests	8	12	21	23
Net income attributable to the Company	$572	$332	$1,326	$1,048
Basic weighted average common shares outstanding	506	507	505	506
Dilutive effect of potentially issuable common shares	5	5	5	5
Diluted weighted average common shares outstanding	511	512	510	511
Average stock price used to calculate common stock equivalents	$101.17	$95.74	$104.14	$92.14

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2020 and 2019.

(In millions)	2020	2019
Assets acquired, excluding cash	$752	$8,593
Liabilities assumed	(29)	(2,718)
Non-controlling interests assumed	—	(309)
Contingent/deferred purchase consideration	(161)	(66)
Net cash outflow for current year acquisitions	$562	$5,500

(In millions)	2020	2019
Interest paid	$248	$141
Income taxes paid, net of refunds	$227	$327

The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $69 million for the six months ended June 30, 2020. This consisted of deferred purchase consideration related to prior years' acquisitions of $27 million and contingent consideration of $42 million. For the six months ended June 30, 2019, the Company paid deferred and contingent consideration of $39 million, consisting of deferred purchase consideration related to prior years' acquisitions of $23 million and contingent consideration of $16 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the six months ended June 30, 2020, the Company recorded an expense for adjustments to contingent consideration liabilities of $6 million and made contingent consideration payments of $36 million. For the six months ended June 30, 2019, the Company recorded an expense for adjustments to contingent consideration liabilities of $20 million and made contingent consideration payments of $29 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $213 million and $162 million for the six months ended June 30, 2020 and 2019, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $147 million and $117 million for the six-month periods ended June 30, 2020 and 2019, respectively.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and six-month periods ended June 30, 2020 and 2019, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2020	$(3,374)	$(2,473)	$(5,847)
Other comprehensive income before reclassifications	(3)	237	234
Amounts reclassified from accumulated other comprehensive income	31	—	31
Net current period other comprehensive income	28	237	265
Balance as of June 30, 2020	$(3,346)	$(2,236)	$(5,582)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2019	$(2,990)	$(1,600)	$(4,590)
Other comprehensive income before reclassifications	29	15	44
Amounts reclassified from accumulated other comprehensive income	19	—	19
Net current period other comprehensive income	48	15	63
Balance as of June 30, 2019	$(2,942)	$(1,585)	$(4,527)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2019	$(3,512)	$(1,543)	$(5,055)
Other comprehensive (loss) income before reclassifications	106	(693)	(587)
Amounts reclassified from accumulated other comprehensive income	60	—	60
Net current period other comprehensive income (loss)	166	(693)	(527)
Balance as of June 30, 2020	$(3,346)	$(2,236)	$(5,582)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2018	$(2,953)	$(1,694)	$(4,647)
Other comprehensive income (loss) before reclassifications	(30)	109	79
Amounts reclassified from accumulated other comprehensive income	41	—	41
Net current period other comprehensive income	11	109	120
Balance as of June 30, 2019	$(2,942)	$(1,585)	$(4,527)

The components of other comprehensive income (loss) for the three and six-month periods ended June 30, 2020 and 2019 are as follows:

Three Months Ended June 30,	2020			2019
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$241	$4	$237	$13	$(2)	$15
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	—	—	—
Net actuarial losses (a)	40	8	32	26	6	20
Effect of remeasurement (a)	—	—	—	(1)	—	(1)
Subtotal	39	8	31	25	6	19
Foreign currency translation adjustments	(5)	(2)	(3)	38	9	29
Pension/post-retirement plans gains	34	6	28	63	15	48
Other comprehensive income	$275	$10	$265	$76	$13	$63
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2020			2019
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(700)	$(7)	$(693)	$109	$—	$109
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	80	19	61	52	12	40
Effect of remeasurement (a)	—	—	—	(1)	—	(1)
Effect of settlement (a)	—	—	—	4	1	3
Subtotal	79	19	60	54	13	41
Foreign currency translation adjustments	130	24	106	(34)	(4)	(30)
Pension/post-retirement plans gains	209	43	166	20	9	11
Other comprehensive (loss) income	$(491)	$36	$(527)	$129	$9	$120
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
The Risk and Insurance Services segment completed four acquisitions during the first six months of 2020.

•
January – Marsh & McLennan Agency ("MMA") acquired Momentous Insurance Brokerage Inc., a California-based full-service risk management and employee benefits firm specializing in high net worth private client services and insurance solutions for the entertainment industry, and Ironwood Insurance Services, LLC, an Atlanta-based broker that provides commercial property/casualty insurance, employee benefits, and private client solutions to mid-size businesses and individuals across the U.S.

•
April – MMA acquired Assurance Holdings, Inc., an Illinois-based full service independent brokerage agency providing business insurance, employee benefits, private client insurance, and retirement services to businesses and individuals across the U.S.

•	June - MMA acquired Nico Insurance Services, Inc., a California-based agency providing employee benefits solutions to groups and individuals.
Total purchase consideration for acquisitions made during the six months ended June 30, 2020 was $737 million, which consisted of cash paid of $576 million and deferred purchase consideration and estimated contingent consideration of $161 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The Company also paid $27 million of deferred purchase consideration and $78 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2020 based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through June 30, 2020
(In millions)
Cash	576
Estimated fair value of deferred/contingent consideration	161
Total consideration	$737
Allocation of purchase price:
Cash and cash equivalents	14
Accounts receivable, net	28
Fixed assets, net	16
Other intangible assets	277
Goodwill	466
Deferred tax assets	(43)
Other assets	8
Total assets acquired	766
Current liabilities	19
Other liabilities	10
Total liabilities assumed	29
Net assets acquired	$737

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
The following chart provides information about intangible assets acquired during 2020:

Intangible assets through June 30, 2020 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$255	13.3 years
Other	22	4.5 years
	$277

Dispositions
During the first six months of 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $93 million.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares of the common stock of AF, and in May 2020, sold an additional 193 million shares to third parties, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at June 30, 2020. Upon completion of the May transaction, the investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income.
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
Total purchase consideration for acquisitions made during the first six months of 2019 was $5,925 million, which consisted of cash paid of $5,859 million and deferred purchase consideration and estimated contingent consideration of $66 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. For the first six months of 2019, the Company also paid $23 million of deferred purchase consideration and $45 million of contingent consideration related to acquisitions made in prior years.
Subsequent to the JLT acquisition, the Company purchased the outstanding non-controlling interests of several JLT subsidiaries for cash payments of approximately $79 million.
In January 2019, Marsh increased its equity ownership in Marsh India from 26% to 49%. Marsh India is accounted for under the equity method.

Prior year dispositions
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2020	2019	2020	2019
Revenue	$4,189	$4,395	$8,891	$8,963
Net income attributable to the Company	$574	$488	$1,328	$1,146
Basic net income per share attributable to the Company	$1.13	$0.96	$2.63	$2.26
Diluted net income per share attributable to the Company	$1.12	$0.95	$2.60	$2.24

The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and six-month periods ended June 30, 2020 include approximately $48 million and $63 million of revenue, respectively, and operating income of $7 million and $11 million, respectively, for acquisitions made in 2020. The consolidated statements of income for the three and six month periods ended June 30, 2019 included approximately $486 million and $496 million, respectively, of revenue, and operating income of $16 million and $18 million, respectively, related to acquisitions made in 2019.
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

Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions)	2020	2019
Balance as of January 1,	$14,671	$9,599
Goodwill acquired	466	4,895
Other adjustments(a)	(340)	(15)
Balance at June 30,	$14,797	$14,479

(a) Primarily reflects the impact of foreign exchange.
The entire amount of goodwill acquired of $466 million in 2020 is related to the Risk and Insurance Services segment, of which $141 million is deductible for tax purposes. The goodwill arising from the acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
Goodwill allocable to the Company’s reportable segments at June 30, 2020 is as follows: Risk and Insurance Services, $11.2 billion and Consulting, $3.6 billion.
The gross cost and accumulated amortization of identified intangible assets at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31, 2019
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$3,592	$1,002	$2,590	$3,494	$897	$2,597
Other (a)	390	219	171	380	203	177
Amortized intangibles	$3,982	$1,221	$2,761	$3,874	$1,100	$2,774

(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the six months ended June 30, 2020 and 2019 was $174 million and $151 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2020 (excludes amortization through June 30, 2020)	$181
2021	347
2022	321
2023	296
2024	282
Subsequent years	1,334
$2,761

The developments in the COVID-19 pandemic have resulted in uncertainty in the global economy and declines in equity markets. The Company considered whether such events would indicate an interim goodwill assessment should be performed or that identified intangible assets and other long lived assets may not be recoverable. Based on its analysis, the Company concluded that the current events and circumstances related to the COVID-19 pandemic do not indicate that an impairment of goodwill is more likely than not or that identified intangibles are not recoverable.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/20	12/31/19	06/30/20	12/31/19	06/30/20	12/31/19	06/30/20	12/31/19
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$59	$4	$—	$—	$—	$—	$59	$4
Mutual funds(a)	155	166	—	—	—	—	155	166
Money market funds(b)	530	55	—	—	—	—	530	55
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(c)	—	—	—	—	64	84	64	84
Total assets measured at fair value	$744	$225	$8	$8	$64	$84	$816	$317
Fiduciary Assets:
U.S. Treasury Bills	$55	$40	$—	$—	$—	$—	$55	$40
Money market funds	79	360	—	—	—	—	79	360
Total fiduciary assets measured at fair value	$134	$400	$—	$—	$—	$—	$134	$400
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$233	$225	$233	$225
Total liabilities measured at fair value	$—	$—	$—	$—	$233	$225	$233	$225
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables at June 30, 2020 and other assets at December 31, 2019 in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The level 3 assets in the above chart reflect contingent purchase consideration from the sale of businesses during 2019, including accretion and adjustments to the fair value of the acquisition related asset of approximately $16 million through the second quarter of 2020. A 5% increase or decrease in the projections used to estimate the contingent consideration would result in a corresponding increase or decrease of the asset of approximately $6 million.
During the six-month period ended June 30, 2020, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$239	$454	$225	$508
Net Additions	66	29	96	40
Payments	(65)	(10)	(78)	(45)
Revaluation Impact	(11)	9	(10)	20
Change in fair value of the FX contract	—	(283)	—	(325)
Other (a)	4	(3)	—	(2)
Balance at June 30,	$233	$196	$233	$196

(a) Primarily reflects the impact of foreign exchange.
As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net decrease in the estimated fair value of such liabilities for prior-period acquisitions of $10 million in the six-month period ended June 30, 2020. A 5% increase in the projections used to estimate the contingent consideration would increase the liability by approximately $14 million. A 5% decrease would decrease the liability by approximately $16 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $264 million and $434 million at June 30, 2020 and December 31, 2019, respectively.
Investments Accounted For Using the Equity Method of Accounting
Investments in Public and Private Companies
The Company has other investments in private insurance and consulting companies with a carrying value of $171 million and $183 million at June 30, 2020 and December 31, 2019, respectively.
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
Private Equity Investments
The Company's investments in private equity funds were $93 million and $107 million at June 30, 2020 and December 31, 2019, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment losses of $6 million and $7 million from these investments for the three and six month periods ended June 30, 2020, respectively, compared to net investment gains of $5 million and $7 million for the same periods in 2019.
Other Investments
At June 30, 2020 and December 31, 2019, the Company held certain equity investments with readily determinable market values of $72 million and $19 million, respectively. The Company recorded investment losses on these investments of $2 million and $3 million in the three and six month periods ended June 30, 2020, respectively, and investment gains of $3 million and $6 million for the same periods in 2019. The Company also held investments without readily determinable market values of $45 million and $67 million at June 30, 2020 and December 31, 2019, respectively.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of AF, a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares of the common stock of AF, and in May 2020, sold an additional 193 million shares to third parties, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at June 30, 2020. Upon completion of the May transaction, the investment in AF is accounted at fair value, with investment gains and losses recorded as investment income (loss) in the consolidated statement of income. The fair value of AF at June 30, 2020 was $55 million.
In March 2019, the Company disposed of its investment in BenefitFocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019.
During the second quarter of 2019, the Company disposed of its investment in Payscale and received approximately $47 million.

11.    Derivatives
On September 20, 2018, the Company entered into the FX Contract to purchase £5.2 billion at a contracted exchange rate, to hedge the risk of appreciation of the GBP-denominated purchase price of JLT, which was settled on April 1, 2019, upon the closing of the JLT Transaction. The FX Contract did not qualify for hedge accounting treatment under applicable accounting guidance, which required the Company to record the change in the fair value of the FX Contract on each reporting date to the statement of income. A loss of $11 million was recorded in the second quarter of 2019, resulting in a net gain of $31 million for the six month period ended June 30, 2019 related to the settlement of the FX contract.
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
JLT Derivatives and Hedging Activity
A significant portion of JLT's outstanding senior notes at the time of completion of the JLT Transaction were denominated in U.S. dollars. In order to hedge its exposure against the risk of fluctuations between the British pound and the U.S. dollar, JLT entered into foreign exchange contracts as well as interest rate swaps to protect against the risk of changes in interest rates, which were designated as fair value hedges. In June, 2019, the Company redeemed these U.S. dollar denominated senior notes and settled the related derivative contracts. The offsetting changes in fair value of the debt and the change in fair value of the derivative contracts were recorded in the consolidated statement of income for the three months ended June 30, 2019.
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
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "Hedge") of its Euro denominated subsidiaries. The Hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The Company concluded that the hedge continues to be highly effective as of June 30, 2020. During 2020, the U.S. dollar value of the euro notes increased $11 million through June 30 due to the impact of foreign exchange rates, with a corresponding decrease to foreign currency translation gains (losses).

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
The following chart provides additional information about the Company’s property leases:

	Three Months ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Lease Cost:
Operating lease cost	$97	$100	$189	$182
Short-term lease cost	1	2	2	3
Variable lease cost	27	39	64	76
Sublease income	(5)	(4)	(10)	(8)
Net lease cost	$120	$137	$245	$253
Other information:
Operating cash outflows from operating leases			$197	187
Right of use assets obtained in exchange for new operating lease liabilities			$129	67
Weighted-average remaining lease term – real estate			8.53 years	8.99 years
Weighted-average discount rate – real estate leases			3.05%	3.08%

Future minimum lease payments for the Company’s operating leases as of June 30, 2020 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2020	$208
2021	373
2022	348
2023	303
2024	259
2025	233
Subsequent years	822
Total future lease payments	2,546
Less: Imputed interest	(312)
Total	$2,234
Current lease liabilities	$332
Long-term lease liabilities	1,902
Total lease liabilities	$2,234
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of June 30, 2020, the Company had additional operating real estate leases that had not yet commenced of $17 million. These operating leases will commence over the next 12 months.
13.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. Plan was 64% equities and equity alternatives and 36% fixed income. At June 30, 2020 the actual allocation for the Company's U.S. Plan was 61% equities and equity alternatives and 39% fixed income. The target allocation for the U.K. Plans at June 30, 2020 was 33% equities and equity alternatives and 67% fixed income. At June 30, 2020, the actual allocation for the U.K. Plans was 31% equities and equity alternatives and 69% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2019. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
JLT Defined Benefit Pension Plans
As part of the JLT Transaction, the Company has assumed responsibility for a number of pension plans throughout the world, with $255 million of net pension liabilities as of December 31, 2019 (approximately $1,003 million in liabilities and $748 million of plan assets), the most significant of which is the JLT U.K. Plan. The JLT U.K. Plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the scheme are held in a trustee administered fund separate from the Company.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2020	2019	2020	2019
Service cost	$9	$10	$—	$—
Interest cost	104	121	—	—
Expected return on plan assets	(207)	(217)	—	—
Recognized actuarial loss	40	26	—	—
Net periodic benefit credit	$(54)	$(60)	$—	$—

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Service cost	$17	$18	$—	$—
Interest cost	210	240	1	1
Expected return on plan assets	(417)	(430)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	80	52	—	—
Net periodic benefit credit	$(110)	$(120)	$—	$—
Settlement loss	—	4	—	—
Total credit	$(110)	$(116)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2020	2019	2020	2019
Compensation and benefits expense (Operating income)	$9	$10	$—	$—
Other net benefit credits	(63)	(70)	—	—
Total (credit) cost	$(54)	$(60)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Compensation and benefits expense (Operating income)	$17	$18	$—	$—
Other net benefit credits	(127)	(134)	—	—
Total credit	$(110)	$(116)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2020	2019	2020	2019
Interest cost	$54	$60	$—	$—
Expected return on plan assets	(87)	(85)	—	—
Recognized actuarial loss	18	11	—	—
Net periodic benefit credit	$(15)	$(14)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Interest cost	$107	$120	$—	$—
Expected return on plan assets	(173)	(171)	—	—
Recognized actuarial loss (credit)	36	22	—	—
Net periodic benefit credit	$(30)	$(29)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2020	2019	2020	2019
Service cost	$9	$10	$—	$—
Interest cost	50	61	—	—
Expected return on plan assets	(120)	(132)	—	—
Recognized actuarial loss	22	15	—	—
Net periodic benefit credit	$(39)	$(46)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Service cost	$17	$18	$—	$—
Interest cost	103	120	1	1
Expected return on plan assets	(244)	(259)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	44	30	—	—
Net periodic benefit credit	$(80)	$(91)	$—	$—
Settlement loss	—	4	—	—
Total credit	$(80)	$(87)	$—	$—

The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits

June 30,	2020	2019	2020	2019
Weighted average assumptions:
Expected return on plan assets	5.31%	5.74%	—	—
Discount rate	2.57%	3.48%	2.72%	3.65%
Rate of compensation increase	1.76%	1.74%	—	—

The Company made approximately $53 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2020. After consideration of the deferral discussed below, the Company expects to contribute approximately $57 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2020. Pursuant to the terms of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), contributions previously due during 2020 will be deferred until January 1, 2021. As a result, the Company will defer funding of approximately $47 million to its U.S. qualified defined benefit plans until January 1, 2021.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $73 million and $70 million for the six months ended June 30, 2020 and 2019, respectively. The cost of the U.K. DC Plans was $64 million and $46 million for the six months ended June 30, 2020 and 2019, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2020	December 31, 2019
Short-term:
Term loan facility - one year	500	—
Current portion of long-term debt	716	1,215
	1,216	1,215
Long-term:
Senior notes – 2.35% due 2020	—	500
Senior notes – 3.50% due 2020	699	698
Senior notes – 4.80% due 2021	499	499
Senior notes - Floating rate due 2021	299	298
Senior notes – 2.75% due 2022	499	498
Senior notes – 3.30% due 2023	349	349
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	598	597
Senior notes – 3.875% due 2024	994	994
Senior notes – 3.50% due 2025	497	497
Senior notes – 1.349% due 2026	615	609
Senior notes – 3.75% due 2026	597	597
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	612	607
Senior notes – 2.250% due 2030	737	—
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	494
Senior notes – 4.35% due 2047	493	492
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,237	1,237
Mortgage – 5.70% due 2035	338	345
Term loan facility - two year	500	—
Other	5	7
	12,701	11,956
Less current portion	716	1,215
	$11,985	$10,741

The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at June 30, 2020.
Credit Facilities
The Company and certain of its foreign subsidiaries have a multi-currency five-year unsecured revolving credit facility of $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The facility includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available. In such case, the rate would be determined using an alternate reference rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR (the “LIBOR successor rate”). If no LIBOR successor rate has been determined, the rate will be based on the higher of the rate announced publicly by Citibank, New York, NY, as its base rate or the fed funds rate plus a fixed margin. The Company had $1 billion of borrowings outstanding under this facility at March

31, 2020, which were repaid in full during the second quarter of 2020. There were no borrowings outstanding under this facility at June 30, 2020.
In January 2020, the Company entered into two new term loan facilities: a $500 million one-year facility and a $500 million two-year facility. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The facilities include a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available, which is expected to occur by the end of 2021.These facilities are expected to expire on or around the time that LIBOR is expected to be replaced by a successor rate. The Company had $1 billion of borrowings outstanding under these facilities at June 30, 2020.
In April 2020, the Company entered into a new $1 billion unsecured revolving credit facility. The facility has similar coverage and leverage ratios as the facility discussed above. As of the date of this report the Company had no borrowings under this facility.
Senior Notes
In May 2020, the Company issued $750 million of 2.250% Senior Notes due 2030. The Company used the net proceeds to reduce outstanding short term borrowings.
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

	June 30, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,216	$1,227	$1,215	$1,229
Long-term debt	$11,985	$13,724	$10,741	$11,953

The fair value of the Company’s short-term debt consists primarily of borrowings from the term loan and revolving credit facilities and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.

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
Costs will be recognized based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. Based on its current estimates, the Company expects to incur costs of approximately $700 million in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, information technology rationalization, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. The Company incurred $335 million in 2019 and $137 million in the first six months of 2020 and expects most of the remaining costs to be incurred in 2020, with a modest amount in 2021. These integration and restructuring plans may change during implementation, which may change our current cost and related savings estimates, as the Company continues to refine its detailed plans for each business and location.
In connection with the JLT integration and restructuring, in the first six months of 2020 the Company incurred costs of $137 million: $100 million in RIS, $17 million in Consulting, and $20 million in Corporate. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.
Details of the JLT integration and restructuring activity from January 1, 2019 through June 30, 2020, is as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/19	$—	$—	$—	$—	$—
2019 Charges	154	38	45	98	335
Cash payments	(112)	(14)	(45)	(94)	(265)
Non-cash charges	—	(19)	—	(4)	(23)
Liability at 12/31/19	$42	$5	$—	$—	$47
2020 Charges	29	31	37	40	137
Cash payments	(56)	(4)	(34)	(33)	(127)
Non-cash charges	—	(21)	(3)	—	(24)
Liability at 6/30/2020	$15	$11	$—	$7	$33
(a) Includes data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
During 2018 and 2019, Marsh initiated programs to simplify its organization structure and realign and rebrand certain of its businesses. The Company incurred severance and consulting costs of $2 million for the six month period ended June 30, 2020, related to these initiatives.
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future. The Company incurred restructuring severance and consulting costs of $6 million for the six month period ended June 30, 2020 related to this initiative.
In addition to the charges discussed above, the Company incurred costs of $12 million at Corporate in 2020 that reflect consulting costs related to the restructure of the Global HR function and adjustments to restructuring liabilities for future rent under non-cancellable leases.

After further evaluation of our sublease assumptions, the Company recorded a ROU asset impairment charge of $11 million in the second quarter of 2020 to reflect the current market environment.
The following details other restructuring liabilities for actions initiated prior to 2020:

(In millions)	Liability at 1/1/19	Amounts Accrued	Cash Paid	Other	Liability at 12/31/19	Amounts Accrued	Cash Paid	Other	Liability at 6/30/2020
Severance	$73	$73	$(91)	$(4)	$51	$6	$(45)	$—	$12
Future rent under non-cancelable leases and other costs	39	39	(21)	(6)	51	14	(19)	(1)	$45
Total	$112	$112	$(112)	$(10)	$102	$20	$(64)	$(1)	$57
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
16.    Common Stock
There were no repurchases of the Company's common stock during the first six months of 2020. The Company does not expect to repurchase shares for the remainder of 2020. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of June 30, 2020, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization. During the first six months of 2019 the Company repurchased approximately 1.0 million shares of its common stock for consideration of $100 million.
The Company issued approximately 2.8 million and 3.8 million shares related to stock compensation and employee stock purchase plans during the first six months of 2020 and 2019, respectively.

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
Consulting Segment
In 2014, the FCA conducted a thematic review of the suitability of financial advice provided to individuals by a number of firms, including JLT’s employee benefits business, relating to enhanced transfer value ("ETV") pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of JLT’s ETV advice. In February 2019, prior to the completion of the acquisition, JLT recorded a gross liability of approximately £59 million (or approximately $77 million) arising from the Skilled Person report and ETV review. Pending the outcome of the FCA’s review, and based on our review as of June 30, 2020, the Company has a gross liability of approximately £68 million (or approximately $83 million) recorded on its consolidated balance sheet for the estimated liabilities and costs arising from this matter. We expect this gross liability to be partially offset by insurance and indemnification claims under existing arrangements.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of June 30, 2020, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.

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
Selected information about the Company’s operating segments for the three and six-month periods ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2020–
Risk and Insurance Services	$2,603	(a)	$696	$5,514	(c)	$1,550
Consulting	1,616	(b)	255	3,378	(d)	537
Total Operating Segments	4,219		951	8,892		2,087
Corporate/Eliminations	(30)		(66)	(52)		(132)
Total Consolidated	$4,189		$885	$8,840		$1,955
2019–
Risk and Insurance Services	$2,574	(a)	$517	$4,997	(c)	$1,250
Consulting	1,800	(b)	278	3,473	(d)	557
Total Operating Segments	4,374		795	8,470		1,807
Corporate/Eliminations	(25)		(115)	(50)		(189)
Total Consolidated	$4,349		$680	$8,420		$1,618

(a) Includes inter-segment revenue of $4 million and $3 million in 2020 and 2019, respectively, interest income on fiduciary funds of $9 million and $26 million in 2020 and 2019, respectively, and equity method income of $14 million and $4 million in 2020 and 2019, respectively.
(b) Includes inter-segment revenue of $26 million and $22 million in 2020 and 2019, respectively, interest income on fiduciary funds of less than $1 million and $1 million in 2020 and 2019, respectively, and equity method income of $5 million in 2019.
(c) Includes inter-segment revenue of $5 million and $4 million in 2020 and 2019, respectively, interest income on fiduciary funds of $32 million and $49 million in 2020 and 2019, respectively, and equity method income of $13 million and $6 million in 2020 and 2019, respectively.
(d) Includes inter-segment revenue of $47 million and $46 million in 2020 and 2019, respectively, interest income on fiduciary funds of less than $1 million and $2 million in 2020 and 2019, respectively, and equity method income of $4 million and $10 million in 2020 and 2019, respectively.

Details of operating segment revenue for the three and six-month periods ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Risk and Insurance Services
Marsh	$2,168	$2,174	$4,244	$3,927
Guy Carpenter	435	400	1,270	1,070
Total Risk and Insurance Services	2,603	2,574	5,514	4,997
Consulting
Mercer	1,149	1,260	2,400	2,415
Oliver Wyman Group	467	540	978	1,058
Total Consulting	1,616	1,800	3,378	3,473
Total Operating Segments	4,219	4,374	8,892	8,470
Corporate/Eliminations	(30)	(25)	(52)	(50)
Total	$4,189	$4,349	$8,840	$8,420

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
New Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued guidance that addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contract to acquire investments. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company’s financial position.
In December 2019, the FASB issued guidance related to the accounting for income taxes. The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (a) exception to the incremental approach for intraperiod tax allocation; (b) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (c) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (a) franchise taxes that are partially based on income; (b) transactions with a government that result in a step-up in the tax basis of goodwill; (c) separate financial statements of legal entities that are not subject to tax and (d) enacted changes in tax laws in interim periods. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on the Company’s financial position.
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
For information on the second quarter and six month periods ended June 30,2019 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarterly and year-to-date periods ended June 30, 2019.
Business Update Related To COVID-19
In March 2020, the World Health Organization declared the Coronavirus (COVID-19) a pandemic. The outbreak spread quickly around the world, including essentially every geography in which the Company operates. The pandemic has created uncertainty around the impact on the global economy and has resulted in impacts to the financial markets and asset values. Governments implemented various restrictions around the world, including closure of non-essential businesses, travel, shelter-in-place requirements for citizens and other restrictions.
The Company took a number of precautionary steps to safeguard its businesses and colleagues from COVID-19, including implementing travel restrictions, arranging work from home capabilities and flexible work policies. Through the end of the second quarter, nearly all of the Company’s colleagues have continued working fully in a remote work environment, with virtually no disruption to the Company as a whole and its ability to serve clients. The safety and well-being of our colleagues continues to be our first priority.
Over the past several months, many countries have begun to “re-open” their economies, with various conditions imposed by each jurisdiction. The Company has re-opened offices in various locations around the world, while ensuring that it continues to adhere to guidelines and orders issued by national, state and local governments. The timing of office re-openings will vary based on the conditions and restrictions in each location, but it remains uncertain the extent to which colleagues will return to offices for the remainder of the year. However, the Company expects it will continue its ability to service effectively while colleagues remain in a remote work environment.
The Company has taken various actions to maintain liquidity in response to the potential impacts of COVID-19, including establishment of a new committed credit facility in April 2020, and actions to reduce expenses and capital expenditures.
The ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that it is not able to predict. Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-Q for the quarter ended March 31, 2020.

Acquisition of JLT
On April 1, 2019, the Company completed its acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. Under the terms of the Transaction, JLT shareholders received £19.15 in cash for each JLT share, which values JLT’s existing issued and to be issued share capital at approximately £4.3 billion (or approximately $5.6 billion based on an exchange rate of U.S. $1.31:£1).
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
The Company’s results for the three and six month periods ended June 30, 2020 were impacted by JLT related acquisition, restructuring and integration costs as well as legacy MMC restructuring programs as discussed in Note 15 to the consolidated financial statements.
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
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2020	2019	2020	2019
Revenue	$4,189	$4,349	$8,840	$8,420
Expense:
Compensation and Benefits	2,429	2,537	4,984	4,819
Other Operating Expenses	875	1,132	1,901	1,983
Operating Expenses	3,304	3,669	6,885	6,802
Operating Income	885	680	1,955	1,618
Income Before Income Taxes	787	550	1,794	1,494
Net Income Before Non-Controlling Interests	580	344	1,347	1,071
Net Income Attributable to the Company	$572	$332	$1,326	$1,048
Net Income Per Share Attributable to the Company:
Basic	$1.13	$0.66	$2.62	$2.07
Diluted	$1.12	$0.65	$2.60	$2.05
Average Number of Shares Outstanding:
Basic	506	507	505	506
Diluted	511	512	510	511
Shares outstanding at June 30,	506	507	506	507

The Company’s results of operations and earnings per share for the three and six month periods ended June 30, 2020 and 2019 include costs related to JLT integration and restructuring activities, and other MMC restructuring activities as discussed in more detail in Note 15 of the consolidated financial statements. These costs are reflected as part of net operating income. In addition, in 2019 the Company incurred other costs related to the financing of the JLT Transaction and hedging certain economic exposures. These costs are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Restructuring costs, excluding JLT	$11	$26	$20	$44
JLT integration and restructuring costs	57	79	137	115
JLT acquisition related costs	13	101	26	112
Impact on operating income	81	206	183	271
Change in fair value of acquisition related derivative contracts	—	37	—	8
Early extinguishment of JLT debt	—	32	—	32
JLT related interest income - pre-acquisition	—	—	—	(25)
JLT related interest expense - pre-acquisition	—	—	—	53
Impact on income before taxes	$81	$275	$183	$339
Operating income in the second quarter of 2020 increased 30% to $0.9 billion. The increase reflects the combined impact of a 4% decrease in revenue more than offset by a 10% decrease in expense. The decrease in expense reflects a decrease in JLT integration and restructuring and acquisition-related costs and savings realized from the completion of integration efforts to date. The decrease also reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19.
Income before income taxes increased to $0.8 billion in the second quarter of 2020, compared with $0.6 billion in the second quarter of 2019. The increase reflects higher operating income discussed immediately above, partially offset by lower investment income. In addition, the second quarter of 2019 included $32 million of fees for the early extinguishment of debt and a charge of $37 million related to the change in fair value of acquisition-related derivative contracts.
Diluted earnings per share increased from $0.65 in the second quarter of 2019 to $1.12 in 2020. This increase is a result of the factors discussed above as well as a lower effective tax rate.
Operating income for the six months ended June 30, 2020 increased 21%, to $2 billion as compared to $1.6 billion in 2019. The increase is due to an increase in the Company’s ongoing operating results, both legacy and from the inclusion of JLT’s results in 2020 and a decrease in JLT integration and restructuring and acquisition-related costs and savings realized from the completion of integration efforts to date. The increase also reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19.
Income before income taxes for the six months ended June 30, 2020 increased to $1.8 billion compared with $1.5 billion in the prior year. The increase in operating income noted above was partially offset by lower investment income and interest income.
Diluted earnings per share increased to $2.60 for the six month period ended June 30, 2020, from $2.05 in the prior year, primarily due to the factors discussed above.
JLT Integration and Restructuring Costs
The Company is currently integrating JLT, which is discussed in more detail in Note 14 to the consolidated financial statements, and will incur costs in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. Based on current estimates, the Company expects to incur pre-tax charges of $700 million, of which approximately $625 million will be cash charges. These costs reflect $335 million incurred in 2019, $137 million incurred in 2020 and projected costs of approximately $228 million, most of which will be incurred in the next two quarters of 2020 and the remainder in 2021. Based on further analysis and review during the second half of 2019, the Company identified additional opportunities for further efficiencies that will result in additional future cost savings and is currently tracking ahead of our prior guidance. The Company expects to achieve run rate savings of at least $350 million. The Company realized cost savings of approximately $275 million through June 30, 2020, and expects to achieve the remainder by the end of 2021. The Company incurred cash charges of approximately $265 million during 2019 and $127 million in 2020 and expects most of the remaining cash expenditures to occur in the remainder of 2020, with a modest amount in 2021, related to this initiative. Given the current environment, these integration and restructuring plans continue to evolve, which when finalized, may change our current cost and related savings estimates, as the Company continues to refine its detailed plans for each business and location.
JLT Acquisition Related Costs
JLT acquisition related costs include costs directly related to completing the Transaction, such as retention costs, investment banking fees, legal fees and stamp duty tax. It also includes the loss on disposal of JLT's aerospace business in the second quarter of 2019.
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
The calculation of underlying revenue growth for the six-month period ended June 30, 2020, is calculated as if MMC and JLT were a combined company as of January 1, 2019, but excludes the impact of currency and other acquisitions, dispositions, and transfers among businesses. Combined prior year revenue information for MMC and JLT for the six-month period ended June 30, 2019 is presented below. The unaudited 2019 JLT revenue amounts in "2019 including JLT" reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and MMC’s specific accounting policies, primarily related to development of constraints and subsequent release of those constraints related to the reinsurance business. The decrease in revenue related to the JLT aerospace business, which was sold in June 2019, is reflected in the acquisitions/dispositions column. All other acquisitions/dispositions activity is included in the acquisitions/dispositions column. Underlying expense growth is calculated in a similar manner.

The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company's operating revenues by segment are as follows:

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Risk and Insurance Services
Marsh	$2,161	$2,156	—	(2)%	1%	1%
Guy Carpenter	433	392	10%	—%	2%	9%
Subtotal	2,594	2,548	2%	(2)%	1%	2%
Fiduciary Interest Income	9	26
Total Risk and Insurance Services	2,603	2,574	1%	(2)%	1%	2%
Consulting
Mercer	1,149	1,260	(9)%	(2)%	(3)%	(3)%
Oliver Wyman Group	467	540	(14)%	(1)%	—	(13)%
Total Consulting	1,616	1,800	(10)%	(2)%	(2)%	(6)%
Corporate/Eliminations	(30)	(25)
Total Revenue	$4,189	$4,349	(4)%	(2)%	—	(2)%

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Marsh:
EMEA	$597	$652	(9)%	(3)%	(3)%	(3)%
Asia Pacific	298	291	2%	(2)%	1%	4%
Latin America	99	116	(14)%	(14)%	(5)%	4%
Total International	994	1,059	(6)%	(4)%	(2)%	—
U.S./Canada	1,167	1,097	6%	—	4%	3%
Total Marsh	$2,161	$2,156	—	(2)%	1%	1%
Mercer:
Wealth	561	613	(8)%	(3)%	(3)%	(2)%
Health	432	458	(5)%	(2)%	(5)%	1%
Career	156	189	(18)%	(2)%	(1)%	(16)%
Total Mercer	$1,149	$1,260	(9)%	(2)%	(3)%	(3)%

	Six Months Ended June 30,		% Change GAAP Revenue	2019 Including JLT	% Change Including JLT in 2019	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Risk and Insurance Services
Marsh	$4,222	$3,893	8%	$4,125	2%	(2)%	1%	3%
Guy Carpenter	1,260	1,055	19%	1,172	7%	—	—	8%
Subtotal	5,482	4,948	11%	5,297	3%	(1)%	1%	4%
Fiduciary Interest Income	32	49		54
Total Risk and Insurance Services	5,514	4,997	10%	5,351	3%	(1)%	1%	4%
Consulting
Mercer	2,400	2,415	(1)%	2,489	(4)%	(2)%	(3)%	1%
Oliver Wyman	978	1,058	(8)%	1,058	(8)%	(1)%	—	(7)%
Total Consulting	3,378	3,473	(3)%	3,547	(5)%	(2)%	(2)%	(1)%
Corporate/Eliminations	(52)	(50)		(50)
Total Revenue	$8,840	$8,420	5%	$8,848	—	(2)%	—	2%

	Six Months Ended June 30,		% Change GAAP Revenue	2019 Including JLT	% Change Including JLT in 2019	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Marsh:
EMEA	$1,351	$1,285	5%	$1,392	(3)%	(2)%	(1)%	1%
Asia Pacific	536	456	17%	523	3%	(2)%	—	5%
Latin America	190	194	(2)%	217	(12)%	(12)%	(4)%	3%
Total International	2,077	1,935	7%	2,132	(3)%	(3)%	(1)%	2%
U.S./Canada	2,145	1,958	10%	1,993	8%	—	4%	4%
Total Marsh	$4,222	$3,893	8%	$4,125	2%	(2)%	1%	3%
Mercer:
Wealth	1,153	1,156	—	1,211	(5)%	(2)%	(3)%	—
Health	918	900	2%	919	—	(1)%	(3)%	5%
Career	329	359	(8)%	359	(9)%	(2)%	—	(7)%
Total Mercer	$2,400	$2,415	(1)%	$2,489	(4)%	(2)%	(3)%	1%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, and changes in estimate methodology.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the second quarter of 2020 was $4.2 billion, a decrease of 4% on a reported basis. This reflects decreases of 2% on an underlying basis and a decrease of 2% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the second quarter of 2020 was $2.6 billion, an increase of 1% from the same quarter of the prior year. This reflects increases of 2% on an underlying basis and 1% from acquisitions, partly offset by a 2% decrease from the impact of foreign currency translation. Consulting revenue of $1.6 billion in the second quarter of 2020 decreased 10%, reflecting decreases of 6% on an underlying basis, 2% from the impact of foreign currency translation and 2% from the disposition of businesses.
During the second quarter of 2020, the Company recorded a revenue reduction of $36 million for estimated commission revenue accounted for on a point in time basis.  The reduction relates to policy periods incepted from the third quarter of 2019 through the second quarter of 2020.  Insurance exposures subject to variable factors described above are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal data and industry specific economic data reflecting the impact of the COVID-19 pandemic.  Approximately $33 million of the revenue reduction is related to Marsh in the U.S. and EMEA geographies.  Mercer’s revenue was reduced by approximately $3 million in the Health segment. While we have made our best estimates of the adjustments required, it is possible that further adjustments could be required as we update our outlooks.
For the first six months of 2020, consolidated revenue increased 5%. This reflects increases of 2% on an underlying basis and a decrease of 2% from the impact of foreign currency translation. Risk and Insurance Services revenue increased 10% from the same period in 2019. This reflects increases of 4% on an underlying basis and 1% from acquisitions partly offset by a decrease of 1% from the impact of foreign currency translation when compared with 2019.
Consulting revenue decreased 3% compared with the six month period last year. Revenue decreased 1% on an underlying basis, 2% from dispositions of businesses, and 2% from the impact of foreign currency translation.
Operating Expense
The Company incurred approximately $70 million and $180 million of operating expenses for the three month periods ended June 30, 2020 and June 30, 2019, respectively, related to JLT acquisition, integration and restructuring charges as discussed in more detail above.
Consolidated operating expense in the second quarter decreased 10% compared with the same period last year. Expense decreased 8% on an underlying basis and decreased 2% from the impact of foreign currency translation. The underlying expense decrease reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19. The Company also incurred lower acquisition, integration and restructuring charges related to the JLT Transaction and savings realized from the completion of integration efforts to date as well as lower incentive compensation expense.
The Company incurred approximately $163 million and $227 million of operating expenses for the six month periods ended June 30, 2020 and June 30, 2019, respectively, related to JLT acquisition, integration and restructuring charges as discussed above.
Consolidated operating expenses for the first six months of 2020 increased 1% compared to the same period in 2019, reflecting decreases of 3% on an underlying basis and 2% from the impact of foreign currency translation when compared with 2019. The decrease in underlying expenses is primarily due to the items discussed above.

Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Revenue	$2,603	$2,574	$5,514	$4,997
Compensation and Benefits	1,382	1,418	2,834	2,639
Other Operating Expenses	525	639	1,130	1,108
Expense	1,907	2,057	3,964	3,747
Operating Income	$696	$517	$1,550	$1,250
Operating Income Margin	26.7%	20.1%	28.1%	25.0%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2020 was $2.6 billion, an increase of 1% as compared to the same period last year. This reflects increases of 2% in underlying revenue and 1% from acquisitions, partly offset by a 2% decrease related to the impact of foreign currency translation.
At Marsh, revenue in the second quarter of 2020 was $2.2 billion, flat when compared to the same period last year. This reflects increases in underlying revenue of 1% and a 1% increase from acquisitions, partly offset by a 2% decrease related to the impact of foreign currency translation. In U.S./Canada, underlying revenue increased 3%. Revenue in International operations were flat on an underlying basis, with increases of 4% in Asia Pacific and 4% in Latin America partly offset by a decrease of 3% in EMEA. Guy Carpenter's second quarter revenue increased 10% as compared to the same period last year, reflecting a 9% increase on an underlying basis. Interest earned on fiduciary funds decreased $17 million compared to the second quarter of 2019.
Revenue in the Risk and Insurance Services segment increased 10% for the first six months of 2020 compared with 2019. This reflects increases of 4% on an underlying basis and 1% from acquisitions, partly offset by a 1% decrease from the impact of foreign currency. In Marsh, underlying revenue increased 4% in U.S./Canada. The International division increased 2% on an underlying basis, reflecting increases of 5% in Asia Pacific, 3% in Latin America and 1% in EMEA. Guy Carpenter's revenue in the first six months of 2020 increased 19%, reflecting an 8% increase on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment decreased 7% in the second quarter of 2020 compared with the same period last year. This reflects decreases of 6% in underlying expense and 2% from the impact of foreign currency translation, partly offset by an increase of 1% from acquisitions. The decrease in underlying expense reflects lower JLT acquisition, restructuring and integration related costs of $65 million and savings realized from the completion of integration efforts to date. The decrease also reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19.
Expenses for the first six months of 2020 increased 6% compared to the prior year. This reflects decreases of 2% in underlying expenses and 2% from the impact of foreign currency translation, partly offset by an increase of 2% due to acquisitions. The underlying expense decrease is primarily due to the items discussed in the previous paragraph.
Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Revenue	$1,616	$1,800	$3,378	$3,473
Compensation and Benefits	940	1,009	1,931	1,965
Other Operating Expenses	421	513	910	951
Expense	1,361	1,522	2,841	2,916
Operating Income	$255	$278	$537	$557
Operating Income Margin	15.8%	15.5%	15.9%	16.1%

Revenue
Consulting revenue in the second quarter of 2020 was $1.6 billion, a decrease of 10% compared to the same period last year. This reflects decreases of 6% in underlying revenue, 2% from the impact of foreign currency translation and 2% from dispositions.
Mercer's revenue of approximately $1.1 billion decreased 9% compared to the same period last year. This reflects decreases of 3% on an underlying basis, 2% from the impact of foreign currency translation and 3% from dispositions of businesses. On an underlying basis, revenue in Health increased 1%, while Wealth decreased 2% and Career decreased 16%. Oliver Wyman's revenue decreased 14% to $467 million, reflecting decreases of 13% on an underlying basis and 1% from the impact of foreign currency translation.
For the six months ended June 30,2020, revenue decreased 3% in the Consulting segment as compared to the same period last year. Underlying revenue decreased 1%, reflecting a 1% increase at Mercer and a decrease of 7% at Oliver Wyman.
Expense
Consulting expenses in the second quarter of 2020 decreased 11% as compared to the second quarter of 2019. This reflects an underlying expense decrease of 7%, and decreases of 1% from dispositions and 2% from the impact of foreign currency translation. The decrease in expenses reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 as well as lower incentive compensation expense.
Consulting expenses in the first six months of 2020 decreased 3% as compared to the same period of 2019. Underlying expenses for the first six months of 2020 decreased 2% as compared to 2019, primarily due to the items discussed in the previous paragraph, partly offset by higher base salaries.
Corporate and Other
Corporate expenses were $66 million in the second quarter of 2020, compared with $115 million in the same period of 2019, and $132 million and $189 million for the six month periods ended June 30, 2020 and 2019, respectively. The decreases are due primarily to lower acquisition, integration and restructuring costs primarily related to the JLT Transaction and savings realized from the completion of integration efforts to date.
Interest
Interest income earned on corporate funds was $2 million in the three month periods ending June 30, 2020 and 2019. Interest income for the six months ended June 30, 2020 was $4 million compared to $30 million for the same period of 2019. During the first quarter of 2019, the Company issued approximately $6.5 billion of senior notes related to the JLT acquisition. The funds were held in escrow and released for payment in April when the acquisition was completed. The decrease in interest income from the prior year is due to interest earned on these funds in 2019.
Interest expense decreased $9 million in the second quarter of 2020 compared with the second quarter of 2019 due to the impact of a lower level of commercial paper borrowings as well as lower average interest rates on newly issued debt. Interest expense decreased $2 million for the six months of 2020 compared to prior year.
Investment (Loss) Income
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
The Company recorded net investment losses of $31 million and $33 million for the three and six-month periods ended June 30, 2020 compared to net investment income of $8 million and $13 million for the three and six-month periods ended June 30, 2019. The three and six-month periods ended June 30, 2020 primarily include a loss of $23 million from the sale of shares of Alexander Forbes and losses related to its private equity fund investments. The three and six-month periods ended June 30, 2019 include gains of $3 million and $6 million related to mark-to-market changes in equity securities and gains of $5 million and $7 million related to investments in private equity funds and other investments.

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
The Company's effective tax rate in the second quarter of 2020 was 26.2% compared with 37.4% in the second quarter of 2019. The effective tax rates for the first six months of 2020 and 2019 were 24.9% and 28.2%.The rate in the second quarter and first six months of 2019 reflects discrete adjustments related to the JLT acquisition, including tax on the disposition of JLT’s aerospace business and nondeductible expenses incurred in connection with the JLT Transaction. The tax rates in all periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments to contingent acquisition consideration.
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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $12 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At June 30, 2020, the Company had approximately $857 million of cash and cash equivalents in its foreign operations, which includes $180 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first six months of 2020, the Company recorded foreign currency translation adjustments which decreased net equity by $693 million. Strengthening of the U.S. dollar against foreign currencies would reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $578 million of cash from operations for the six month period ended June 30, 2020 compared to $241 million generated by operations in the first six months of 2019. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets. The Company paid $127 million related to the JLT integration and restructuring activity for the six months ended June 30, 2020.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first six months of 2020, the Company contributed $36 million to its non-U.S. defined benefit pension plans and $17 million to its U.S. defined benefit pension plans. In the first six months of 2019, the Company contributed $33 million to its non-U.S. defined benefit pension plans and $16 million to its U.S. defined benefit pension plans.
In the United States, contributions to the tax-qualified defined benefit plans are based on ERISA guidelines.
Outside the United States, the Company has a large number of defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2019. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. For the MMC U.K. Pension Fund, a new agreement was reached with the trustee in the fourth quarter of 2019 based on the surplus funding position at December 31, 2018. Under the agreement no deficit funding is required until 2023. The funding level will be re-assessed during 2022 to determine if contributions are required in 2023. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2019 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period. In addition, in the U.K. the Company assumed responsibility for the JLT U.K. plan. Deficit funding of approximately $28 million is expected during 2020 with a new funding agreement expected to be reached with the Trustee in early 2021.
The Company expects to fund an additional $45 million to its non-U.S. defined benefit plans over the remainder of 2020, comprising approximately $29 million to plans outside of the U.K. and $16 million to the U.K. plans. After consideration of the deferral discussed below, the Company expects to fund an additional $12 million to its U.S. defined benefit plans during the remainder of 2020. Pursuant to the terms of the CARES Act, contributions previously due during 2020 will be deferred until January 1, 2021. As a result, MMC will defer funding of approximately $47 million to its U.S. qualified defined benefit plans until January 1, 2021.
As part of the JLT Transaction, the Company has assumed responsibility for a number of pension plans throughout the world, with $255 million of net pension liabilities as of December 31, 2019 (approximately $1 billion of plan liabilities and $748 million of plan assets as of December 31, 2019), the most significant of which is the JLT U.K. plan. The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the scheme are held in a trustee administered fund separate from the Company.
Financing Cash Flows
Net cash provided by financing activities was $621 million for the six-month period ended June 30, 2020, compared with $5.3 billion of net cash provided by such activities for the same period in 2019.
Credit Facilities
The Company and certain of its foreign subsidiaries have a multi-currency five-year unsecured revolving credit facility of $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Company had $1 billion of borrowings outstanding under this facility as of March 31, 2020 which were repaid in full during the second quarter of 2020. There were no borrowings outstanding under this facility at June 30, 2020.
In January 2020, the Company entered into two new term loan facilities: a $500 million one-year facility and a $500 million two-year facility. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The facilities include a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available, which is expected to occur by the end of 2021.These facilities are expected to expire on or around the time that LIBOR is expected to be replaced by a successor rate. The Company had $1 billion of borrowings outstanding under these facilities at June 30, 2020.
In April 2020, the Company entered into a new $1 billion unsecured revolving credit facility. The facility has similar coverage and leverage ratios as the facility discussed above. The Company had no borrowings outstanding under this facility at June 30, 2020.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at June 30, 2020.
In May 2020, the Company issued $750 million of 2.250% Senior Notes due 2030. The Company used the net proceeds from this offering to pay outstanding borrowings under the revolving credit facility discussed above.
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
Share Repurchases
There were no repurchases of the Company's common stock during the six month period ending June 30, 2020. The Company does not expect to repurchase shares for the remainder of 2020. In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. As of June 30, 2020, the Company remained authorized to purchase shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on this authorization. During the first six months of 2019 the Company repurchased approximately 1.0 million shares of its common stock for consideration of $100 million.
Contingent Payments Related to Acquisitions
During the first six months of 2020, the Company paid $78 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $42 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $36 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $233 million for acquisitions completed in the first six months of 2020 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2020.
The Company paid deferred purchase consideration related to prior years' acquisitions of $27 million in the first six months of 2020. Remaining deferred cash payments of approximately $266 million for acquisitions completed in the first six months of 2020 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2020.
In the first six months of 2019, the Company paid $45 million of contingent payments related to acquisitions made in prior periods. Of this amount, $16 million was reported as financing cash flows and $29 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $466 million ($0.91 per share) during the first six months of 2020, as compared with $422 million ($0.83 per share) during the first six months of 2019.
Derivatives
Foreign Exchange Forward Contract
In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into the FX Contract to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S. dollars at a contracted exchange rate. The FX Contract, which did not qualify for hedge accounting treatment under applicable accounting guidance, is discussed in Note 11 to the consolidated financial statements. A loss of $11million was recorded in the second quarter of 2019 related to the settlement of the FX contract. The Company recorded a gain of $31 million related to the FX contract for the six month period ended June 30, 2019. The Company settled the FX Contract on April 1, 2019.

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
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion senior notes, as discussed above, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes increased by $11 million during the first six months of 2020 related to the change in foreign exchange rates. Since the Company concluded that the hedge was highly effective, it recorded a decrease to foreign currency translation gains (losses) for the six months ended June 30, 2020.
Investing Cash Flows
Net cash used for investing activities amounted to $564 million in the first six months of 2020, compared with $5.4 billion used during the same period in 2019.
As previously noted, the JLT Transaction closed on April 1, 2019. Funds for the purchase of outstanding shares were distributed on April 11, 2019.
The Company paid $562 million and $5.5 billion, net of cash acquired, for acquisitions it made during the first six months of 2020 and 2019, respectively.
During the first six months of 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $93 million.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares, and in May 2020, sold an additional 193 million shares to third parties, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at June 30, 2020. Upon completion of the May transaction, the investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income.
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
The Company used cash of $200 million to purchase fixed assets and capitalized software in the first six months of 2020, compared with $161 million in the first six months of 2019, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $53 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of June 30, 2020:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Term loan facility	1,000	500	500	—	—
Short-term debt	716	716	—	—	—
Long-term debt	11,561	—	1,684	2,385	7,492
Interest on long-term debt	5,679	472	849	715	3,643
Net operating leases	2,546	396	690	524	936
Service agreements	259	117	81	59	2
Other long-term obligations	549	175	229	143	2
Total	$22,310	$2,376	$4,033	$3,826	$12,075
The above does not include unrecognized tax benefits of $79 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $6 million that may become payable within one year.
The above does not include the provisional estimate of remaining transitional tax payments related to the Tax Cuts and Job Act ("the TCJA") of $65 million.
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
Reconciliation of Non-GAAP Measures
On April 1, 2019, the Company completed its previously announced acquisition of JLT. JLT's results of operations for the three and six month periods ended June 30, 2020 are included in the Company’s results of operations. JLT's results of operations for the three months ending March 31, 2019 are not included in the Company's results of operations for the six month period ended June 30, 2019. Prior to being acquired by the Company, JLT operated in three segments, Specialty, Reinsurance and Employee Benefits. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included within Guy Carpenter and the majority of the JLT Employee Benefits business is included in Mercer Health and Wealth.
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

The "2019 Including JLT" revenue information set forth in the table below presents revenue information as if the companies were combined on January 1, 2019 and is not necessarily indicative of what the results would have been had we operated the business since January 1, 2019.
The MMC revenue amounts are as previously reported by the Company in its quarterly filings on Form 10-Q for the applicable periods. JLT 2019 revenue information is derived using the same policies and adjustments as the "JLT Supplemental Information - Revenue Analysis" furnished to the SEC on June 6, 2019 on Form 8-K, which is not incorporated by reference in this Form 10-Q, and includes the revenue from JLT’s aerospace business.

(In millions)	Six Months Ended June 30, 2019
MMC As Previously Reported
Risk & Insurance Services
Marsh	$3,893
Guy Carpenter	1,055
Subtotal	4,948
Fiduciary Interest Income	49
Total Risk & Insurance Services	4,997
Consulting
Mercer	2,415
Oliver Wyman Group	1,058
Total Consulting	3,473
Corporate Eliminations	(50)
Total Revenue	$8,420
JLT 2019
Specialty (Marsh)	$232
Reinsurance (Guy Carpenter)	117
Employee Benefits (Mercer)	74
Subtotal	423
Fiduciary Interest Income	5
Total Revenue	$428
2019 Including JLT
Marsh	$4,125
Guy Carpenter	1,172
Subtotal	5,297
Fiduciary Interest Income	54
Total Risk & Insurance Services	5,351
Consulting
Mercer	2,489
Oliver Wyman Group	1,058
Total Consulting	3,547
Corporate Eliminations	(50)
Total Revenue Including JLT	$8,848

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2020
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,711
Fiduciary cash and investments	$7,441
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 5 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 54% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events, such as the impact of "Brexit" in the United Kingdom, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year the Company estimates that full year net operating income would increase or decrease by approximately $36 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at June 30, 2020 hold constant for the rest of 2020, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $3 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $72 million that are valued using readily determinable fair values and approximately $45 million of investments without readily determinable fair values. The Company also has investments of approximately $264 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At June 30, 2020, the Company owns approximately 201 million shares or approximately 16% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, at a closing share price of 4.77 South African Rand per share. The investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income.
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
Item 1A. Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company did not repurchase any shares of its common stock during the second quarter of 2020. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of June 30, 2020, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020	—	$—	—	$2,422,987,756
May 1-31, 2020	—	$—	—	$2,422,987,756
June 1-30, 2020	—	$—	—	$2,422,987,756
Total	—		—	$2,422,987,756
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

Date:	July 31, 2020	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	July 31, 2020	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1
Thirteenth Supplemental Indenture, dated May 7, 2020, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Company’s Current Report on Form 8-K dated May 7, 2020)

10.1	Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2020)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase