Form 10-Q
period 2020-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2020-10-30
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 23, 2020, there were outstanding 507,190,569 shares of common stock, par value $1.00 per share, of the registrant.

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

Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:

•the financial and operational impact of COVID-19 on our revenue and ability to generate new business, our overall level of profitability and cash flow, and our liquidity, including the timeliness and collectability of our receivables;
•the impact of disruption in the credit or financial markets, or changes to our credit ratings, including as a result of COVID-19, on our ability to access capital or repay our significant outstanding indebtedness on favorable terms and our compliance with the covenants contained in the agreements that govern our indebtedness;
•the impact from lawsuits, other contingent liabilities and loss contingencies arising from errors and omissions, breach of fiduciary duty or other claims against us, including claims related to pandemic coverage;
•the impact of investigations, reviews, or other activity by regulatory or law enforcement authorities, including the ongoing U.K. FCA review of legacy JLT enhanced transfer value advice;
•the financial and operational impact of complying with laws and regulations where we operate and the risks of noncompliance with such laws, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, U.K. Anti-Bribery Act, trade sanctions regimes and cybersecurity and data privacy regulations such as the E.U.’s General Data Protection Regulation;
•our ability to manage risks associated with our investment management and related services business, particularly in the context of volatile equity markets caused by COVID-19, including our ability to execute timely trades in light of increased trading volume and to manage potential conflicts of interest between investment consulting and fiduciary management services;
•our ability to compete effectively and adapt to changes in the competitive environment, including to respond to technological change, disintermediation, digital disruption and other types of innovation;
•our ability to attract and retain industry leading talent;
•our ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, including those in the existing JLT information systems, particularly given the increased risk of phishing and other cybersecurity attacks or unauthorized dissemination of information caused by remote work arrangements;
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and various insurer revenue streams;
•our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster or otherwise; and
•the impact of changes in tax laws, guidance and interpretations or disagreements with tax authorities.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenue	$3,968	$3,968	$12,808	$12,388
Expense:
Compensation and benefits	2,495	2,437	7,479	7,256
Other operating expenses	933	1,064	2,834	3,047
Operating expenses	3,428	3,501	10,313	10,303
Operating income	540	467	2,495	2,085
Other net benefit credits	60	69	187	203
Interest income	1	4	5	34
Interest expense	(128)	(133)	(387)	(394)
Cost of extinguishment of debt	—	—	—	(32)
Investment (loss) income	(14)	7	(47)	20
Acquisition related derivative contracts	—	—	—	(8)
Income before income taxes	459	414	2,253	1,908
Income tax expense	139	108	586	531
Net income before non-controlling interests	320	306	1,667	1,377
Less: Net income attributable to non-controlling interests	4	3	25	26
Net income attributable to the Company	$316	$303	$1,642	$1,351
Net income per share attributable to the Company:
Basic	$0.62	$0.60	$3.25	$2.67
Diluted	$0.62	$0.59	$3.21	$2.64
Average number of shares outstanding:
Basic	507	506	506	506
Diluted	512	511	511	511
Shares Outstanding at September 30,	507	505	507	505
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income before non-controlling interests	$320	$306	$1,667	$1,377
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	500	(475)	(200)	(366)
(Loss) gain related to pension/post-retirement plans	(73)	82	136	102
Other comprehensive income (loss), before tax	427	(393)	(64)	(264)
Income tax (benefit) expense on other comprehensive income	(7)	11	29	20
Other comprehensive income (loss), net of tax	434	(404)	(93)	(284)
Comprehensive income (loss)	754	(98)	1,574	1,093
Less: comprehensive income attributable to non-controlling interest	4	3	25	26
Comprehensive income (loss) attributable to the Company	$750	$(101)	$1,549	$1,067
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,388	$1,155
Receivables
Commissions and fees	4,658	4,608
Advanced premiums and claims	121	123
Other	604	645
	5,383	5,376
Less-allowance for credit losses	(147)	(140)
Net receivables	5,236	5,236
Other current assets	688	677
Total current assets	8,312	7,068
Goodwill	15,034	14,671
Other intangible assets	2,711	2,774
Fixed assets (net of accumulated depreciation and amortization of $2,113 at September 30, 2020 and $2,001 at December 31, 2019)	864	858
Pension related assets	1,825	1,632
Right of use assets	1,884	1,921
Deferred tax assets	623	676
Other assets	1,428	1,757
	$32,681	$31,357
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) September 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,216	$1,215
Accounts payable and accrued liabilities	2,662	2,746
Accrued compensation and employee benefits	1,762	2,197
Current lease liabilities	335	342
Accrued income taxes	318	179
Dividends payable	237	—
Total current liabilities	6,530	6,679
Fiduciary liabilities	8,765	7,344
Less – cash and investments held in a fiduciary capacity	(8,765)	(7,344)
	—	—
Long-term debt	11,532	10,741
Pension, post-retirement and post-employment benefits	2,163	2,336
Long-term lease liabilities	1,902	1,926
Liabilities for errors and omissions	352	335
Other liabilities	1,450	1,397
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2020 and December 31, 2019	561	561
Additional paid-in capital	882	862
Retained earnings	15,902	15,199
Accumulated other comprehensive loss	(5,148)	(5,055)
Non-controlling interests	161	150
	12,358	11,717
Less – treasury shares, at cost, 53,626,539 shares at September 30, 2020 and 57,013,097 shares at December 31, 2019	(3,606)	(3,774)
Total equity	8,752	7,943
	$32,681	$31,357
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30,
(In millions)	2020	2019
Operating cash flows:
Net income before non-controlling interests	$1,667	$1,377
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	282	245
Amortization of intangible assets	265	235
Non cash lease expense	241	236
Adjustments and payments related to contingent consideration liability	(14)	(9)
Charge for early extinguishment of debt	—	32
Provision for deferred income taxes	6	95
Loss (gain) on investments	47	(20)
Net loss on disposition of assets	9	36
Share-based compensation expense	219	184
Change in fair value of acquisition-related derivative contracts	—	8
Changes in assets and liabilities:
Net receivables	77	(84)
Other current assets	(14)	30
Other assets	69	(59)
Accounts payable and accrued liabilities	(144)	(126)
Accrued compensation and employee benefits	(431)	(281)
Accrued income taxes	150	120
Contributions to pension and other benefit plans in excess of current year credit	(240)	(269)
Other liabilities	74	(149)
Operating lease liabilities	(254)	(240)
Effect of exchange rate changes	(10)	(70)
Net cash provided by operations	1,999	1,291
Financing cash flows:
Purchase of treasury shares	—	(300)
Net increase in commercial paper	—	325
Net borrowings from term-loan and credit facilities	1,000	300
Proceeds from issuance of debt	737	6,459
Repayments of debt	(1,011)	(760)
Payments for early extinguishment of debt	—	(585)
Purchase of non-controlling interests	(3)	(75)
Acquisition-related derivative payments	—	(337)
Shares withheld for taxes on vested units – treasury shares	(131)	(89)
Issuance of common stock from treasury shares	98	132
Payments of deferred and contingent consideration for acquisitions	(125)	(60)
Distributions of non-controlling interests	(26)	(18)
Dividends paid	(702)	(655)
Net cash (used for) provided by financing activities	(163)	4,337
Investing cash flows:
Capital expenditures	(278)	(284)
Net sales of long-term investments	102	193
Purchase of equity investment	—	(91)
Proceeds from sales of fixed assets	3	4
Dispositions	93	225
Acquisitions	(559)	(5,500)
Other, net	(7)	(51)
Net cash used for investing activities	(646)	(5,504)
Effect of exchange rate changes on cash and cash equivalents	43	23
Increase in cash and cash equivalents	1,233	147
Cash and cash equivalents at beginning of period	1,155	1,066
Cash and cash equivalents at end of period	$2,388	$1,213
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$814	$736	$862	$817
Change in accrued stock compensation costs	69	65	6	23
Issuance of shares under stock compensation plans and employee stock purchase plans	(1)	(5)	15	(44)
Other	—	—	(1)	—
Balance, end of period	$882	$796	$882	$796
RETAINED EARNINGS
Balance, beginning of period	$16,060	$14,741	$15,199	$14,347
Net income attributable to the Company	316	303	1,642	1,351
Dividend equivalents declared	(3)	(2)	(9)	(6)
Dividends declared	(471)	(231)	(930)	(881)
Balance, end of period	$15,902	$14,811	$15,902	$14,811
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of period	$(5,582)	$(4,527)	$(5,055)	$(4,647)
Other comprehensive income (loss), net of tax	434	(404)	(93)	(284)
Balance, end of period	$(5,148)	$(4,931)	$(5,148)	$(4,931)
TREASURY SHARES
Balance, beginning of period	$(3,627)	$(3,446)	$(3,774)	$(3,567)
Issuance of shares under stock compensation plans and employee stock purchase plans	21	29	168	250
Purchase of treasury shares	—	(200)	—	(300)
Balance, end of period	$(3,606)	$(3,617)	$(3,606)	$(3,617)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$166	$272	$150	$73
Net income attributable to non-controlling interests	4	3	25	26
Net non-controlling interests acquired / (disposed)	—	(100)	(1)	95
Distributions and other changes	(9)	2	(13)	(17)
Balance, end of period	$161	$177	$161	$177
TOTAL EQUITY	$8,752	$7,797	$8,752	$7,797
Dividends declared per share	$0.93	$0.455	$1.840	$1.740
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
Business Update Related To COVID-19
The Coronavirus (COVID-19) pandemic has impacted essentially every geography in which the Company operates. Governments implemented various restrictions around the world, including closure of non-essential businesses, travel, shelter-in-place requirements for citizens and other restrictions.
Through the end of the third quarter, the vast majority of the Company’s colleagues have continued working in a remote work environment, with minimal disruption to the Company as a whole and its ability to serve clients. The safety and well-being of our colleagues continues to be our first priority.
As many countries have begun to re-open their economies, there are various conditions imposed by each jurisdiction, and new restrictions may be imposed based on local circumstances. The Company has re-opened offices in various locations around the world, while ensuring that it continues to adhere to guidelines and orders issued by national, state and local governments. The timing of office re-openings will vary based on the conditions and restrictions in each location, but it remains uncertain the extent to which colleagues will return to offices for the remainder of the year and into 2021. However, the Company expects it will continue its ability to service clients effectively while colleagues remain in a remote work environment.
The ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that it is not able to predict. Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-Q for the quarter ended March 31, 2020.
JLT Acquisition
On April 1, 2019, the Company completed its acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. JLT's results of operations for the three and nine month periods ended September 30, 2020 are included in the Company's results of operations. The Company's results for the nine months ended September 30, 2019 do not reflect JLT’s results of operations for the three months ended March 31, 2019 and therefore may affect comparability.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three and nine month periods ended September 30, 2020 and 2019.

Estimates: The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. On an ongoing basis the Company evaluates its estimates, judgments and methodologies. The estimates are based on historical experience and on various other assumptions that the Company believes are reasonable. Such matters include:
•the allowance for current expected credit losses on receivables,
•estimates of revenue,
•impairment assessments and charges,
•recoverability of long-lived assets,
•liabilities for errors and omissions,
•deferred tax assets, uncertain tax positions and income tax expense,
•share-based and incentive compensation expense,
•useful lives assigned to long-lived assets, and depreciation and amortization,
•fair value estimates of contingent consideration receivable or payable related to acquisitions or dispositions
The Company believes these estimates are reasonable based on information currently available at the time they are made. Management has made estimates of the impact of COVID-19 within the Company’s financial statements and there may be changes to those estimates in future periods. In most situations where estimates, fair values or recoverability of assets is dependent upon short or long term projections of cash flows, revenues or earnings before interest, taxes, depreciation and amortization ("EBITDA"), the Company has based its projections assuming the gradual lifting of global lockdowns through the rest of 2020 and into 2021. The Company has also considered potential impacts to its customer base in various industries and geographies. The ultimate extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, and the economic impact on local, regional, national and international customers and markets. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At September 30, 2020, the Company maintained $247 million compared to $197 million at December 31, 2019 related to these regulatory requirements.
Allowance for Current Expected Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for current expected credit losses (“CECL”) on its accounts receivable is based on management’s best estimate of amounts that will be uncollectible primarily based on the Company’s historical experience of collections in its various businesses and other events that may affect the net realizable value of receivables. The charge related to expected credit losses was immaterial to the consolidated statement of income in the three and nine month periods ended September 30, 2020.
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
The Company recorded net investment losses of $14 million and $47 million for the three and nine month periods ended September 30, 2020 compared to net investment income of $7 million and $20 million for the three and nine month periods ended September 30, 2019. The net investment loss reported in the third quarter of 2020 is primarily due to the mark-to-market change related to the Company's investment in Alexander Forbes ("AF"). The net investment loss for the nine months ended September 30, 2020 also includes a loss of $23 million from the sale of shares of AF during the second quarter of 2020, as well as losses related to its private equity fund investments. The three and nine month periods ended September 30, 2019 include gains of $4 million and $10 million related to mark-to-market changes in equity securities and gains of $3 million and $10 million related to investments in private equity funds and other investments.
Income Taxes
The Company's effective tax rate in the third quarter of 2020 was 30.3% compared with 26.0% in the third quarter of 2019. The effective tax rates for the first nine months of 2020 and 2019 were 26.0% and 27.8%. The rate in the third quarter and first nine months of 2020 reflects costs of re-measuring the Company’s U.K. deferred tax liability for legislation that cancelled a scheduled 2% reduction in the U.K. corporate income tax rate, partially offset by tax benefits related to a new international funding structure implemented to facilitate global staffing and contracting.
The rate in the first nine months of 2019 reflects discrete adjustments related to the JLT acquisition, including tax on the disposition of JLT’s aerospace business and nondeductible expenses incurred in connection with the JLT Transaction. The tax rates in both periods reflect the impact of discrete tax items such as excess tax benefits related to share-based compensation, changes in tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits increased from $86 million at December 31, 2019 to $102 million at September 30, 2020 due to net changes to tax positions of prior years and current year accruals, offset by expirations of statutes of limitation. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $22 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
The Company's revenue recognition guidance is provided in more detail in Note 2 of the consolidated financial statements and the notes thereto included in 2019 Form 10-K for the year ended December 31, 2019.
The following schedule disaggregates components of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Marsh:
EMEA	$536	$536	$1,887	$1,821
Asia Pacific	254	242	790	698
Latin America	93	110	283	304
Total International	883	888	2,960	2,823
U.S./Canada	1,126	1,014	3,271	2,972
Total Marsh	2,009	1,902	6,231	5,795
Guy Carpenter	274	273	1,534	1,328
Subtotal	2,283	2,175	7,765	7,123
Fiduciary interest income	8	31	40	80
Total Risk and Insurance Services	$2,291	$2,206	$7,805	$7,203
Mercer:
Wealth	$566	$592	$1,719	$1,748
Health	430	441	1,348	1,341
Career	220	247	549	606
Total Mercer	1,216	1,280	3,616	3,695
Oliver Wyman	480	505	1,458	1,563
Total Consulting	$1,696	$1,785	$5,074	$5,258

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
The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	September 30, 2020	December 31, 2019
Contract Assets	$257	$207
Contract Liabilities	$648	$593
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. Revenue recognized in the first nine months of 2020 and 2019 that was included in the contract liability balance at the beginning of each of those years was $420 million and $378 million, respectively.
The amount of revenue recognized in the first nine months of 2020 and 2019 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $84 million and $67 million, respectively.
The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $46 million for Marsh, $181 million for Mercer and $2 million for Oliver Wyman. The Company expects revenue in 2021, 2022, 2023, 2024 and 2025 and beyond of $123 million, $63 million, $27 million, $13 million and $3 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds ("fiduciary interest income") of $8 million and $40 million for the three and nine month periods ended September 30, 2020, respectively, and $31 million and $80 million for the three and nine month periods ended September 30, 2019, respectively. The decrease in 2020 compared to 2019 reflects the impact of lower interest rates partially offset by a higher level of average invested funds. The Consulting segment recorded fiduciary interest income of less than $1 million for the three months and $1 million for nine month periods ended September 30, 2020, respectively, and less than $1 million and $2 million for the three and nine month periods ended September 30, 2019, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $11.4 billion at September 30, 2020 and $8.9 billion at December 31, 2019. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net income before non-controlling interests	$320	$306	$1,667	$1,377
Less: Net income attributable to non-controlling interests	4	3	25	26
Net income attributable to the Company	$316	$303	$1,642	$1,351
Basic weighted average common shares outstanding	507	506	506	506
Dilutive effect of potentially issuable common shares	5	5	5	5
Diluted weighted average common shares outstanding	512	511	511	511
Average stock price used to calculate common stock equivalents	$114.64	$99.97	$107.64	$94.75
6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine-month periods ended September 30, 2020 and 2019.

(In millions)	2020	2019
Assets acquired, excluding cash	$795	$8,619
Liabilities assumed	(73)	(2,758)
Non-controlling interests assumed	—	(295)
Contingent/deferred purchase consideration	(163)	(66)
Net cash outflow for current year acquisitions	$559	$5,500

(In millions)	2020	2019
Interest paid	$437	$387
Income taxes paid, net of refunds	$414	$442
The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $125 million for the nine months ended September 30, 2020. This consisted of deferred purchase consideration related to prior years' acquisitions of $60 million and contingent consideration of $65 million. For the nine months ended September 30, 2019, the Company paid deferred and contingent consideration of $60 million, consisting of deferred purchase consideration related to prior years' acquisitions of $37 million and contingent consideration of $23 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the nine months ended September 30, 2020, the Company recorded an expense for adjustments to contingent consideration liabilities of $22 million and made contingent consideration payments of $36 million. For the nine months ended September 30, 2019, the Company recorded an expense for adjustments to contingent consideration liabilities of $26 million and made contingent consideration payments of $35 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $217 million and $164 million for the nine months ended September 30, 2020 and 2019, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $219 million and $184 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and nine-month periods ended September 30, 2020 and 2019, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2020	$(3,346)	$(2,236)	$(5,582)
Other comprehensive (loss) income before reclassifications	(94)	497	403
Amounts reclassified from accumulated other comprehensive income	31	—	31
Net current period other comprehensive (loss) income	(63)	497	434
Balance as of September 30, 2020	$(3,409)	$(1,739)	$(5,148)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2019	$(2,942)	$(1,585)	$(4,527)
Other comprehensive income (loss) before reclassifications	56	(475)	(419)
Amounts reclassified from accumulated other comprehensive income	15	—	15
Net current period other comprehensive income (loss)	71	(475)	(404)
Balance as of September 30, 2019	$(2,871)	$(2,060)	$(4,931)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2019	$(3,512)	$(1,543)	$(5,055)
Other comprehensive income (loss) before reclassifications	12	(196)	(184)
Amounts reclassified from accumulated other comprehensive income	91	—	91
Net current period other comprehensive income (loss)	103	(196)	(93)
Balance as of September 30, 2020	$(3,409)	$(1,739)	$(5,148)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2018	$(2,953)	$(1,694)	$(4,647)
Other comprehensive income (loss) before reclassifications	26	(366)	(340)
Amounts reclassified from accumulated other comprehensive income	56	—	56
Net current period other comprehensive income (loss)	82	(366)	(284)
Balance as of September 30, 2019	$(2,871)	$(2,060)	$(4,931)

The components of other comprehensive income (loss) for the three and nine-month periods ended September 30, 2020 and 2019 are as follows:

Three Months Ended September 30,	2020			2019
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$500	$3	$497	$(475)	$—	$(475)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	—	—	—	(1)	(1)	—
Net actuarial losses (a)	40	9	31	25	6	19
Effect of remeasurement (a)	—	—	—	(8)	(2)	(6)
Effect of settlement (a)	—	—	—	2	—	2
Subtotal	40	9	31	18	3	15
Foreign currency translation adjustments	(113)	(19)	(94)	64	8	56
Pension/post-retirement plans (losses) gains	(73)	(10)	(63)	82	11	71
Other comprehensive income (loss)	$427	$(7)	$434	$(393)	$11	$(404)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2020			2019
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(200)	$(4)	$(196)	$(366)	$—	$(366)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(2)	(1)	(1)
Net actuarial losses (a)	120	28	92	77	18	59
Effect of remeasurement (a)	—	—	—	(9)	(2)	(7)
Effect of settlement (a)	—	—	—	6	1	5
Subtotal	119	28	91	72	16	56
Foreign currency translation adjustments	17	5	12	30	4	26
Pension/post-retirement plans gains	136	33	103	102	20	82
Other comprehensive income (loss)	$(64)	$29	$(93)	$(264)	$20	$(284)
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
The Risk and Insurance Services segment completed four acquisitions during the first nine months of 2020.
•January – Marsh & McLennan Agency ("MMA") acquired Momentous Insurance Brokerage Inc., a California-based full-service risk management and employee benefits firm specializing in high net worth private client services and insurance solutions for the entertainment industry, and Ironwood Insurance Services, LLC, an Atlanta-based broker that provides commercial property/casualty insurance, employee benefits, and private client solutions to mid-size businesses and individuals across the U.S.
•April – MMA acquired Assurance Holdings, Inc., an Illinois-based full service independent brokerage agency providing business insurance, employee benefits, private client insurance, and retirement services to businesses and individuals across the U.S.
•June - MMA acquired Nico Insurance Services, Inc., a California-based agency providing employee benefits solutions to groups and individuals.
Total purchase consideration for acquisitions made during the nine months ended September 30, 2020 was $742 million, which consisted of cash paid of $579 million and deferred purchase consideration and estimated contingent consideration of $163 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The Company also paid $60 million of deferred purchase consideration and $101 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2020 based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through September 30, 2020
(In millions)
Cash	579
Estimated fair value of deferred/contingent consideration	163
Total consideration	$742
Allocation of purchase price:
Cash and cash equivalents	20
Accounts receivable, net	27
Fixed assets, net	15
Other intangible assets	280
Goodwill	462
Other assets	11
Total assets acquired	815
Current liabilities	22
Other liabilities	51
Total liabilities assumed	73
Net assets acquired	$742

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
The following chart provides information about intangible assets acquired during 2020:

Intangible assets through September 30, 2020 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$257	13.3 years
Other	23	4.5 years
	$280
Dispositions
During the first nine months of 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $93 million. There were no material dispositions made in the third quarter of 2020.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares of the common stock of AF, and in May 2020, sold an additional 193 million shares to third parties, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at September 30, 2020. Upon completion of the May transaction, the investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income.
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
•February – MMA acquired Bouchard Insurance, Inc., a Florida-based full service agency and Employee Benefits Group, Inc., a Maryland-based independent insurance agency.
•April – MMA acquired Lovitt & Touche, Inc., an Arizona-based insurance agency and The Centurion Group, LLC, a Pennsylvania-based retirement consulting, asset management and benefit plan advisory firm.
•October – MMA acquired Benefits Reports Insurance Services, Inc., a Massachusetts-based independent insurance agency.
Total purchase consideration for acquisitions made during the first nine months of 2019 was $5,925 million, which consisted of cash paid of $5,859 million and deferred purchase consideration and estimated contingent consideration of $66 million. Contingent consideration arrangements are primarily based on EBITDA or revenue targets over a period of two to four years. The fair value of the contingent consideration was based on projected revenue or EBITDA of the acquired entities. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized. For the first nine months of 2019, the Company also paid $37 million of deferred purchase consideration and $58 million of contingent consideration related to acquisitions made in prior years.
Subsequent to the JLT acquisition, the Company purchased the outstanding non-controlling interests of several JLT subsidiaries for net cash payments of approximately $75 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2020	2019	2020	2019
Revenue	$3,968	$4,016	$12,859	$12,979
Net income attributable to the Company	$316	$307	$1,644	$1,453
Basic net income per share attributable to the Company	$0.62	$0.61	$3.25	$2.87
Diluted net income per share attributable to the Company	$0.62	$0.60	$3.22	$2.84
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine-month periods ended September 30, 2020 include approximately $52 million and $115 million of revenue, respectively, and operating loss of $8 million and operating income of $3 million, respectively, for acquisitions made in 2020. The consolidated statements of income for the three and nine month periods ended September 30, 2019 included approximately $352 million and $848 million, respectively, of revenue, and operating losses of $69 million and $51 million, respectively, related to acquisitions made in 2019.

9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. In 2019, the Company elected to do a quantitative assessment and determined that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value by a substantial margin. In 2020, the Company elected to perform a qualitative impairment assessment. As part of its assessment, the Company considered numerous factors, including that the fair value of each reporting unit exceeds its carrying value by a substantial margin based on its most recent estimates, whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units, macroeconomic conditions and their potential impact on reporting unit fair values, actual performance compared with budget and prior projections used in its estimation of reporting unit fair values, industry and market conditions, and the year-over-year change in the Company’s share price. The Company completed its qualitative assessment in the third quarter of 2020 and concluded that a quantitative goodwill impairment test was not required in 2020 and that goodwill was not impaired.

Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and reviewed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company does not have any indefinite lived intangible assets.
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions)	2020	2019
Balance as of January 1,	$14,671	$9,599
Goodwill acquired	462	4,962
Other adjustments(a)	(99)	(275)
Balance at September 30,	$15,034	$14,286
(a) Primarily reflects the impact of foreign exchange and dispositions.
The entire amount of goodwill acquired of $462 million in 2020 is related to the Risk and Insurance Services segment, of which $140 million is deductible for tax purposes. The goodwill arising from the acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
Goodwill allocable to the Company’s reportable segments at September 30, 2020 is as follows: Risk and Insurance Services, $11 billion and Consulting, $4 billion.
The gross cost and accumulated amortization of identified intangible assets at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020			December 31, 2019
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$3,644	$1,095	$2,549	$3,494	$897	$2,597
Other (a)	381	219	162	380	203	177
Amortized intangibles	$4,025	$1,314	$2,711	$3,874	$1,100	$2,774
(a) Primarily non-compete agreements, trade names and developed technology.

Aggregate amortization expense for the nine months ended September 30, 2020 and 2019 was $265 million and $235 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2020 (excludes amortization through September 30, 2020)	$92
2021	351
2022	323
2023	299
2024	286
Subsequent years	1,360
$2,711

The developments in the COVID-19 pandemic have resulted in uncertainty in the global economy and volatility in the equity markets. The Company considered whether such events would indicate that identified intangible assets and other long lived assets may not be recoverable. Based on its analysis, the Company concluded that the current events and circumstances related to the COVID-19 pandemic do not indicate that identified intangibles are not recoverable.

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
Assets and liabilities using Level 2 inputs are related to an equity security.
Level 3.Assets and liabilities whose values are based on prices, or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
Assets and liabilities measured using Level 3 inputs relate to assets and liabilities for contingent purchase consideration.
Valuation Techniques
Equity Securities, Money Market Mutual Funds and Mutual Funds – Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange or, for certain markets, official closing bid price. Money market mutual funds are valued using a valuation technique that results in price per share at $1.00.
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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/20	12/31/19	09/30/20	12/31/19	09/30/20	12/31/19	09/30/20	12/31/19
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$45	$4	$—	$—	$—	$—	$45	$4
Mutual funds(a)	167	166	—	—	—	—	167	166
Money market mutual funds(b)	861	55	—	—	—	—	861	55
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(c)	—	—	—	—	67	84	67	84
Total assets measured at fair value	$1,073	$225	$8	$8	$67	$84	$1,148	$317
Fiduciary Assets:
U.S. Treasury Bills	$25	$40	$—	$—	$—	$—	$25	$40
Money market funds	176	360	—	—	—	—	176	360
Total fiduciary assets measured at fair value	$201	$400	$—	$—	$—	$—	$201	$400
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$230	$225	$230	$225
Total liabilities measured at fair value	$—	$—	$—	$—	$230	$225	$230	$225
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables at September 30, 2020 and other assets at December 31, 2019 in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the above chart reflect contingent purchase consideration from the sale of businesses during 2019. The change in the asset from December 31, 2019 is primarily due to the net impact of accretion and adjustments to the fair value of the acquisition related asset of approximately $14 million. A 5% increase or decrease in the projections used to estimate the contingent consideration would result in a corresponding increase or decrease of the asset of approximately $6 million.
During the nine-month period ended September 30, 2020, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$233	$196	$225	$508
Net Additions	—	(7)	96	33
Payments	(23)	(13)	(101)	(58)
Revaluation Impact	18	6	8	26
Change in fair value of the FX contract	—	—	—	(325)
Other (a)	2	3	2	1
Balance at September 30,	$230	$185	$230	$185
(a) Primarily reflects the impact of foreign exchange.
As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior-period acquisitions of $8 million in the nine-month period ended September 30, 2020. A 5% increase in the projections used to estimate the contingent consideration would increase the liability by approximately $9 million. A 5% decrease would decrease the liability by approximately $21 million.
Long-Term Investments
The Company holds investments in certain private equity investments, public companies and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $265 million and $434 million at September 30, 2020 and December 31, 2019, respectively.
Investments in Public and Private Companies
The Company has other investments in private insurance and consulting companies with a carrying value of $169 million and $183 million at September 30, 2020 and December 31, 2019, respectively.
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
Private Equity Investments
The Company's investments in private equity funds were $96 million and $107 million at September 30, 2020 and December 31, 2019, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $2 million and losses of $6 million from these investments for the three and nine month periods ended September 30, 2020, respectively, compared to net investment gains of $3 million and $10 million for the same periods in 2019.
Other Investments
At September 30, 2020 and December 31, 2019, the Company held certain equity investments with readily determinable market values of $58 million and $19 million, respectively. The Company recorded investment losses on these investments of $16 million and $19 million in the three and nine month periods ended September 30, 2020, respectively, and investment gains of $4 million and $10 million for the same periods in 2019. The Company also held investments without readily determinable market values of $43 million and $67 million at September 30, 2020 and December 31, 2019, respectively.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of AF, a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares of the common stock of AF, and in May 2020, sold an additional 193 million shares to third parties, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at September 30, 2020. Upon completion of the May transaction, the investment in AF is accounted at fair value, with investment gains and losses recorded as investment income (loss) in the consolidated statement of income. The fair value of AF at September 30, 2020 was $41 million.
In March 2019, the Company disposed of its investment in BenefitFocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019.
During the second quarter of 2019, the Company disposed of its investment in Payscale and received approximately $47 million.

11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "Hedge") of its Euro denominated subsidiaries. The Hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The Company concluded that the hedge continues to be highly effective as of September 30, 2020. During 2020, the U.S. dollar value of the euro notes increased $60 million through September 30 due to the impact of foreign exchange rates, with a corresponding decrease to foreign currency translation gains (losses).
JLT Acquisition Related Derivatives
On September 20, 2018, the Company entered into the FX Contract to purchase £5.2 billion at a contracted exchange rate, to hedge the risk of appreciation of the GBP-denominated purchase price of JLT, which was settled on April 1, 2019, upon the closing of the JLT Transaction. The FX Contract did not qualify for hedge accounting treatment under applicable accounting guidance, which required the Company to record the change in the fair value of the FX Contract on each reporting date to the statement of income. The Company recorded a gain of $31 million for the nine month period ended September 30, 2019 related to the settlement of the FX contract.
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
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. The Company recorded a charge of $7.3 million in the consolidated statement of income for the period ended September 30, 2019 upon settlement of this contract.
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
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead account as a single lease component. The Company has also elected not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less.
The following chart provides additional information about the Company’s property leases:

	Three Months ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Lease Cost:
Operating lease cost	$99	$94	$288	$276
Short-term lease cost	1	4	3	7
Variable lease cost	28	37	92	113
Sublease income	(5)	(4)	(15)	(12)
Net lease cost	$123	$131	$368	$384
Other information:
Operating cash outflows from operating leases			$306	$288
Right of use assets obtained in exchange for new operating lease liabilities			$162	$112
Weighted-average remaining lease term – real estate			8.44 years	8.86 years
Weighted-average discount rate – real estate leases			3.02%	3.09%

Future minimum lease payments for the Company’s operating leases as of September 30, 2020 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2020	$112
2021	390
2022	363
2023	315
2024	270
2025	242
Subsequent years	855
Total future lease payments	2,547
Less: Imputed interest	(310)
Total	$2,237
Current lease liabilities	$335
Long-term lease liabilities	1,902
Total lease liabilities	$2,237
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of September 30, 2020, the Company had additional operating real estate leases that had not yet commenced of $16 million. These operating leases will commence over the next 12 months.
13.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. plans was 64% equities and equity alternatives and 36% fixed income. At September 30, 2020 the actual allocation for the Company's U.S. Plan was 63% equities and equity alternatives and 37% fixed income. The target allocation for the U.K. Plans at September 30, 2020 was 33% equities and equity alternatives and 67% fixed income. At September 30, 2020, the actual allocation for the U.K. Plans was 33% equities and equity alternatives and 67% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2019. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
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

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2020	2019	2020	2019
Service cost	$10	$10	$—	$—
Interest cost	112	120	1	1
Expected return on plan assets	(212)	(214)	—	—
Recognized actuarial loss (credit)	40	25	(1)	(1)
Net periodic benefit credit	$(50)	$(59)	$—	$—

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Service cost	$27	$28	$—	$—
Interest cost	322	360	2	2
Expected return on plan assets	(629)	(644)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss (credit)	120	77	(1)	(1)
Net periodic benefit credit	$(160)	$(179)	$—	$—
Settlement loss	—	4	—	—
Total credit	$(160)	$(175)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2020	2019	2020	2019
Compensation and benefits expense (Operating income)	$10	$10	$—	$—
Other net benefit credits	(60)	(69)	—	—
Total credit	$(50)	$(59)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Compensation and benefits expense (Operating income)	$27	$28	$—	$—
Other net benefit credits	(187)	(203)	—	—
Total credit	$(160)	$(175)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2020	2019	2020	2019
Interest cost	$53	$61	$1	$1
Expected return on plan assets	(86)	(86)	—	—
Recognized actuarial loss (credit)	18	11	(1)	(1)
Net periodic benefit credit	$(15)	$(14)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Interest cost	$160	$181	$1	$1
Expected return on plan assets	(259)	(257)	—	—
Recognized actuarial loss (credit)	54	33	(1)	(1)
Net periodic benefit credit	$(45)	$(43)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended September 30,
(In millions)	2020	2019	2020	2019
Service cost	$10	$10	$—	$—
Interest cost	59	59	—	—
Expected return on plan assets	(126)	(128)	—	—
Recognized actuarial loss	22	14	—	—
Net periodic benefit credit	$(35)	$(45)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Service cost	$27	$28	$—	$—
Interest cost	162	179	1	1
Expected return on plan assets	(370)	(387)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	66	44	—	—
Net periodic benefit credit	$(115)	$(136)	$—	$—
Settlement loss	—	4	—	—
Total credit	$(115)	$(132)	$—	$—
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits

September 30,	2020	2019	2020	2019
Weighted average assumptions:
Expected return on plan assets	5.31%	5.74%	—	—
Discount rate	2.57%	3.48%	2.72%	3.65%
Rate of compensation increase	1.76%	1.74%	—	—
The Company made approximately $81 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the nine months ended September 30, 2020. The Company expects to contribute approximately $63 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2020.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $110 million and $106 million for the nine months ended September 30, 2020 and 2019, respectively. The cost of the U.K. DC Plans was $94 million and $74 million for the nine months ended September 30, 2020 and 2019, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2020	December 31, 2019
Short-term:
Current portion of long-term debt	$1,216	$1,215
	1,216	1,215
Long-term:
Senior notes – 2.35% due 2020	—	500
Senior notes – 3.50% due 2020	700	698
Senior notes – 4.80% due 2021	500	499
Senior notes - Floating rate due 2021	299	298
Senior notes – 2.75% due 2022	499	498
Senior notes – 3.30% due 2023	349	349
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	598	597
Senior notes – 3.875% due 2024	995	994
Senior notes – 3.50% due 2025	497	497
Senior notes – 1.349% due 2026	641	609
Senior notes – 3.75% due 2026	597	597
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	635	607
Senior notes – 2.250% due 2030	737	—
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	494
Senior notes – 4.35% due 2047	493	492
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,237	1,237
Mortgage – 5.70% due 2035	334	345
Term loan facility - two year	500	—
Other	4	7
	12,748	11,956
Less current portion	1,216	1,215
	$11,532	$10,741
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at September 30, 2020.
Credit Facilities
The Company and certain of its foreign subsidiaries have a multi-currency five-year unsecured revolving credit facility of $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The facility includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available. In such case, the rate would be determined using an alternate reference rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR (the “LIBOR successor rate”). If no LIBOR successor rate has been determined, the rate will be based on the higher of the rate announced publicly by Citibank, New York, NY, as its base rate or the fed funds rate plus a fixed margin. The Company borrowed $1 billion under this facility in the first quarter of 2020, which was repaid in full during the second quarter of 2020. There were no borrowings outstanding under this facility at September 30, 2020.
In January 2020, the Company entered into two new term loan facilities: a $500 million one-year facility and a $500 million two-year facility. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The facilities include a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available, which is expected to occur by the end of 2021.These facilities are expected to expire on or around the time that LIBOR is expected to be replaced by a successor rate. During the third quarter of 2020, the Company repaid the $500 million of borrowings on its one-year facility. The Company had $500 million of borrowings outstanding under its two-year facility and no borrowings outstanding under its one-year facility at September 30, 2020.
In April 2020, the Company entered into a new 364 day $1 billion unsecured revolving credit facility with a term out option after one year. The facility has similar coverage and leverage ratios as the facility discussed above. As of the date of this report the Company had no borrowings under this facility.
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

	September 30, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,216	$1,234	$1,215	$1,229
Long-term debt	$11,532	$13,480	$10,741	$11,953
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
Costs will be recognized based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. Based on its current estimates, the Company expects to incur costs of approximately $700 million in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, information technology rationalization, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. The Company incurred $335 million of costs in 2019 and $181 million in the first nine months of 2020 and expects the remaining costs to be incurred during the fourth quarter of 2020 and in 2021. These integration and restructuring plans may change during implementation, which may change our current cost and related savings estimates, as the Company continues to refine its detailed plans for each business and location.
In connection with the JLT integration and restructuring, in the first nine months of 2020 the Company incurred costs of $181 million: $125 million in RIS, $31 million in Consulting, and $25 million in Corporate. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.
After further evaluation of our sublease assumptions, the Company recorded a ROU asset impairment charge of $9 million for the nine month period ended September 30, 2020 to reflect the current market environment.
Details of the JLT integration and restructuring activity from January 1, 2019 through September 30, 2020, is as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/19	$—	$—	$—	$—	$—
2019 Charges	154	38	45	98	335
Cash payments	(112)	(14)	(45)	(94)	(265)
Non-cash charges	—	(19)	—	(4)	(23)
Liability at 12/31/19	$42	$5	$—	$—	$47
2020 Charges	38	42	45	56	181
Cash payments	(70)	(15)	(40)	(44)	(169)
Non-cash charges	—	(26)	(5)	—	(31)
Liability at 9/30/2020	$10	$6	$—	$12	$28
(a) Includes data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
During 2018 and 2019, Marsh initiated programs to simplify its organization structure and realign and rebrand certain of its businesses. The Company incurred severance and consulting costs of $2 million for the nine month period ended September 30, 2020, related to these initiatives.
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future. The Company incurred restructuring severance and consulting costs of $17 million for the nine month period ended September 30, 2020 related to this initiative.

In addition to the charges discussed above, the Company incurred costs of $24 million at Corporate in 2020 that reflects cost to modernize the Company's information technology systems and security protocols, consulting costs related to the restructure of the Global HR function and adjustments to restructuring liabilities for future rent under non-cancellable leases.
After further evaluation of our sublease assumptions, the Company recorded a ROU asset impairment charge of $3 million for the nine month period ended September 30, 2020 to reflect the current market environment.
The following details other restructuring liabilities for actions initiated prior to 2020:

(In millions)	Liability at 1/1/19	Amounts Accrued	Cash Paid	Other	Liability at 12/31/19	Amounts Accrued	Cash Paid	Other	Liability at 9/30/2020
Severance	$73	$73	$(91)	$(4)	$51	$15	$(51)	$—	$15
Future rent under non-cancelable leases and other costs	39	39	(21)	(6)	51	28	(34)	(2)	$43
Total	$112	$112	$(112)	$(10)	$102	$43	$(85)	$(2)	$58
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
16.    Common Stock
There were no repurchases of the Company's common stock during the first nine months of 2020. The Company does not expect to repurchase shares for the remainder of 2020. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of September 30, 2020, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization. During the first nine months of 2019 the Company repurchased approximately 3.1 million shares of its common stock for consideration of $300 million.
The Company issued approximately 3.4 million and 4.2 million shares related to stock compensation and employee stock purchase plans during the first nine months of 2020 and 2019, respectively.

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
Risk and Insurance Services Segment
•In April 2017, the Financial Conduct Authority in the United Kingdom (the "FCA") commenced a civil competition investigation into the aviation insurance and reinsurance sector. In connection with that investigation, the FCA carried out an on-site inspection at the London offices of Marsh Limited, our Marsh and Guy Carpenter operating subsidiary in the United Kingdom, and JLT Specialty Ltd., JLT's U.K. operating subsidiary. The FCA indicated that it had reasonable grounds for suspecting that Marsh Limited, JLT Specialty Ltd. and other participants in the market had been sharing competitively sensitive information within the aviation insurance and reinsurance broking sector.
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
•In 2017, JLT identified payments to a third-party introducer that had been directed to unapproved bank accounts. These payments related to reinsurance placements made on behalf of an Ecuadorian state-owned insurer. In early 2018, JLT voluntarily reported this matter to law enforcement authorities. In February and March 2020, money laundering charges were filed in the United States against a former employee of JLT, the principals of the third-party introducer and a former official of the state-owned insurer. At least three of these individuals, including the former JLT employee, have since pleaded guilty to criminal charges. We are cooperating with all ongoing investigations related to this matter.
At this time, we are unable to predict the likely timing, outcome or ultimate impact of the foregoing investigations or any related matters. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.
Consulting Segment
In 2014, the FCA conducted a thematic review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of JLT’s ETV pension transfer advice. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual cases to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of the acquisition, JLT recorded a gross liability of approximately £59 million (or approximately $77 million) based primarily upon the results of the Skilled Person report together with the expected costs of the ETV file review. This estimate was based on a review of a limited number of the total files. As of September 30, 2020, that estimated liability increased to approximately £62 million (or approximately $79 million) to reflect the increased compliance costs of the ongoing review. As the review and redress calculations are completed for the outstanding files, the ultimate liability may increase significantly. We expect this gross liability to be partially offset by insurance recoveries from JLT’s insurers and indemnification claims.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of September 30, 2020, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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

18.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s segments are:
•Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and
•Consulting, comprising Mercer and Oliver Wyman Group.
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
Selected information about the Company’s operating segments for the three and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2020–
Risk and Insurance Services	$2,291	(a)	$333	$7,805	(c)	$1,883
Consulting	1,696	(b)	278	5,074	(d)	815
Total Operating Segments	3,987		611	12,879		2,698
Corporate/Eliminations	(19)		(71)	(71)		(203)
Total Consolidated	$3,968		$540	$12,808		$2,495
2019–
Risk and Insurance Services	$2,206	(a)	$218	$7,203	(c)	$1,468
Consulting	1,785	(b)	317	5,258	(d)	874
Total Operating Segments	3,991		535	12,461		2,342
Corporate/Eliminations	(23)		(68)	(73)		(257)
Total Consolidated	$3,968		$467	$12,388		$2,085
(a) Includes inter-segment revenue of $3 million in 2019, interest income on fiduciary funds of $8 million and $31 million in 2020 and 2019, respectively, and equity method loss of $6 million in 2020 and equity method income of $10 million in 2019.
(b) Includes inter-segment revenue of $19 million and $20 million in 2020 and 2019, respectively, interest income on fiduciary funds of less than $1 million in both 2020 and 2019.
(c) Includes inter-segment revenue of $5 million and $7 million in 2020 and 2019, respectively, interest income on fiduciary funds of $40 million and $80 million in 2020 and 2019, respectively, and equity method income of $7 million and $16 million in 2020 and 2019, respectively.
(d) Includes inter-segment revenue of $66 million in both 2020 and 2019, interest income on fiduciary funds of $1 million and $2 million in 2020 and 2019, respectively, and equity method income of $4 million and $10 million in 2020 and 2019, respectively.

Details of operating segment revenue for the three and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Risk and Insurance Services
Marsh	$2,015	$1,923	$6,259	$5,850
Guy Carpenter	276	283	1,546	1,353
Total Risk and Insurance Services	2,291	2,206	7,805	7,203
Consulting
Mercer	1,216	1,280	3,616	3,695
Oliver Wyman Group	480	505	1,458	1,563
Total Consulting	1,696	1,785	5,074	5,258
Total Operating Segments	3,987	3,991	12,879	12,461
Corporate/Eliminations	(19)	(23)	(71)	(73)
Total	$3,968	$3,968	$12,808	$12,388
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
New Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued guidance that addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contract to acquire investments. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position or its results of operations.
In December 2019, the FASB issued guidance related to the accounting for income taxes. The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (a) exception to the incremental approach for intraperiod tax allocation; (b) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (c) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (a) franchise taxes that are partially based on income; (b) transactions with a government that result in a step-up in the tax basis of goodwill; (c) separate financial statements of legal entities that are not subject to tax and (d) enacted changes in tax laws in interim periods. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.
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
The Company operates through two segments:
•Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.
•Consulting includes wealth, health and career consulting services and products, and specialized management, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman.
A reconciliation of segment operating income to total operating income is included in Note 18 to the consolidated financial statements included in Part I Item 1 in this report. The accounting policies used for each segment are the same as those used for the consolidated financial statements.
For information on the third quarter and nine month periods ended September 30, 2019 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarterly and year-to-date periods ended September 30, 2019.
Business Update Related To COVID-19
The Coronavirus (COVID-19) pandemic has impacted essentially every geography in which the Company operates. Governments implemented various restrictions around the world, including closure of non-essential businesses, travel, shelter-in-place requirements for citizens and other restrictions.
Through the end of the third quarter, the vast majority of the Company’s colleagues have continued working in a remote work environment, with virtually minimal disruption to the Company as a whole and its ability to serve clients. The safety and well-being of our colleagues continues to be our first priority.
As many countries have begun to re-open their economies, there are various conditions imposed by each jurisdiction, and new restrictions may be imposed based on local circumstances. The Company has re-opened offices in various locations around the world, while ensuring that it continues to adhere to guidelines and orders issued by national, state and local governments. The timing of office re-openings will vary based on the conditions and restrictions in each location, but it remains uncertain the extent to which colleagues will return to offices for the remainder of the year and into 2021. However, the Company expects it will continue its ability to service clients effectively while colleagues remain in a remote work environment.
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
The Company’s results for the three and nine month periods ended September 30, 2020 were impacted by JLT related acquisition, restructuring and integration costs as well as legacy MMC restructuring programs as discussed in Note 15 to the consolidated financial statements.
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
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share figures)	2020	2019	2020	2019
Revenue	$3,968	$3,968	$12,808	$12,388
Expense:
Compensation and Benefits	2,495	2,437	7,479	7,256
Other Operating Expenses	933	1,064	2,834	3,047
Operating Expenses	3,428	3,501	10,313	10,303
Operating Income	540	467	2,495	2,085
Income Before Income Taxes	459	414	2,253	1,908
Net Income Before Non-Controlling Interests	320	306	1,667	1,377
Net Income Attributable to the Company	$316	$303	$1,642	$1,351
Net Income Per Share Attributable to the Company:
Basic	$0.62	$0.60	$3.25	$2.67
Diluted	$0.62	$0.59	$3.21	$2.64
Average Number of Shares Outstanding:
Basic	507	506	506	506
Diluted	512	511	511	511
Shares Outstanding at September 30,	507	505	507	505

The Company’s results of operations and earnings per share for the three and nine month periods ended September 30, 2020 and 2019 include costs related to JLT integration and restructuring activities, and other MMC restructuring activities as discussed in more detail in Note 15 of the consolidated financial statements. These costs are reflected as part of net operating income. In addition, in 2019 the Company incurred other costs related to the financing of the JLT Transaction and hedging certain economic exposures. These costs are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Restructuring costs, excluding JLT	$23	$12	$43	$56
JLT integration and restructuring costs	44	77	181	192
JLT acquisition related costs	15	21	41	133
Impact on operating income	82	110	265	381
Change in fair value of acquisition related derivative contracts	—	—	—	8
Early extinguishment of JLT debt	—	—	—	32
JLT related interest income - pre-acquisition	—	—	—	(25)
JLT related interest expense - pre-acquisition	—	—	—	53
Impact on income before taxes	$82	$110	$265	$449

Operating income in the third quarter of 2020 increased 15% to $540 million. The increase reflects a decrease in expense of 2%, while revenue was flat as compared to the same period last year. The decrease in expense reflects a decrease in JLT integration and restructuring and acquisition-related costs and savings realized from the completion of integration efforts to date. The decrease also reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 partly offset by higher base salaries and incentive compensation.
Income before income taxes increased to $459 million in the third quarter of 2020, compared with $414 million in the third quarter of 2019. The increase reflects higher operating income discussed immediately above, partially offset by lower investment income.
Diluted earnings per share increased from $0.59 in the third quarter of 2019 to $0.62 in 2020. This increase is a result of the factors discussed above offset by a higher effective tax rate in the third quarter of 2020 compared to 2019.
Operating income for the nine months ended September 30, 2020 increased 20%, to $2.5 billion as compared to $2.1 billion in 2019. This increase is a result of the factors discussed above.
Income before income taxes for the nine months ended September 30, 2020 increased to $2.3 billion compared with $1.9 billion in the prior year. The increase in operating income noted above was partially offset by lower investment income and interest income.
Diluted earnings per share increased to $3.21 for the nine month period ended September 30, 2020 from $2.64 in the prior year, primarily due to the factors discussed above as well as a lower effective tax rate.
JLT Integration and Restructuring Costs
The Company is currently integrating JLT, which is discussed in more detail in Note 15 to the consolidated financial statements, and will incur costs in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization, technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. Based on current estimates, the Company expects to incur pre-tax charges of $700 million, of which approximately $625 million will be cash charges. The Company incurred $335 million in 2019 and $181 million in the first nine months of 2020 and expects the remaining costs to be incurred during the fourth quarter of 2020 and in 2021. The Company realized cost savings of approximately $339 million through September 30, 2020, and expects to exceed $350 million of run rate saving. The Company incurred cash charges of approximately $265 million during 2019 and $169 million in 2020, and expects most of the remaining cash expenditures to occur during the fourth quarter of 2020 and in 2021. Given the current environment, these integration and restructuring plans continue to evolve, which when finalized, may change our current cost and related savings estimates, as the Company continues to refine its detailed plans for each business and location.

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
The calculation of underlying revenue growth for the nine-month period ended September 30, 2020, is calculated as if MMC and JLT were a combined company as of January 1, 2019, but excludes the impact of currency and other acquisitions, dispositions, and transfers among businesses. Combined prior year revenue information for MMC and JLT for the nine-month period ended September 30, 2019 is presented below. The unaudited 2019 JLT revenue amounts in "2019 including JLT" reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and MMC’s specific accounting policies, primarily related to development of constraints and subsequent release of those constraints related to the reinsurance business. The decrease in revenue related to the JLT aerospace business, which was sold in June 2019, is reflected in the acquisitions/dispositions column. All other acquisitions/dispositions activity is included in the acquisitions/dispositions column. Underlying expense growth is calculated in a similar manner.
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company's operating revenues by segment are as follows:

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Risk and Insurance Services
Marsh	$2,009	$1,902	6%	—	3%	3%
Guy Carpenter	274	273	—	—	1%	—
Subtotal	2,283	2,175	5%	—	2%	3%
Fiduciary Interest Income	8	31
Total Risk and Insurance Services	2,291	2,206	4%	—	2%	2%
Consulting
Mercer	1,216	1,280	(5)%	1%	(2)%	(3)%
Oliver Wyman Group	480	505	(5)%	1%	—	(6)%
Total Consulting	1,696	1,785	(5)%	1%	(2)%	(4)%
Corporate/Eliminations	(19)	(23)
Total Revenue	$3,968	$3,968	—	—	1%	(1)%

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Marsh:
EMEA	$536	$536	—	1%	(1)%	—
Asia Pacific	254	242	5%	1%	1%	4%
Latin America	93	110	(15)%	(12)%	(5)%	2%
Total International	883	888	—	(1)%	(1)%	2%
U.S./Canada	1,126	1,014	11%	—	6%	5%
Total Marsh	$2,009	$1,902	6%	—	3%	3%
Mercer:
Wealth	566	592	(4)%	2%	(3)%	(3)%
Health	430	441	(3)%	—	(3)%	—
Career	220	247	(11)%	—	—	(11)%
Total Mercer	$1,216	$1,280	(5)%	1%	(2)%	(3)%

	Nine Months Ended September 30,		% Change GAAP Revenue	2019 Including JLT	% Change Including JLT in 2019	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Risk and Insurance Services
Marsh	$6,231	$5,795	8%	$6,027	3%	(1)%	2%	3%
Guy Carpenter	1,534	1,328	15%	1,446	6%	—	—	6%
Subtotal	7,765	7,123	9%	7,473	4%	(1)%	1%	4%
Fiduciary Interest Income	40	80		85
Total Risk and Insurance Services	7,805	7,203	8%	7,558	3%	(1)%	1%	3%
Consulting
Mercer	3,616	3,695	(2)%	3,769	(4)%	(1)%	(2)%	(1)%
Oliver Wyman	1,458	1,563	(7)%	1,563	(7)%	—	—	(6)%
Total Consulting	5,074	5,258	(4)%	5,332	(5)%	(1)%	(2)%	(2)%
Corporate/Eliminations	(71)	(73)		(73)
Total Revenue	$12,808	$12,388	3%	$12,817	—	(1)%	—	1%

	Nine Months Ended September 30,		% Change GAAP Revenue	2019 Including JLT	% Change Including JLT in 2019	Components of Revenue Change Including JLT*
						Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions)	2020	2019
Marsh:
EMEA	$1,887	$1,821	4%	$1,928	(2)%	(1)%	(1)%	1%
Asia Pacific	790	698	13%	764	3%	(1)%	—	4%
Latin America	283	304	(7)%	326	(13)%	(12)%	(4)%	3%
Total International	2,960	2,823	5%	3,018	(2)%	(2)%	(1)%	2%
U.S./Canada	3,271	2,972	10%	3,009	9%	—	5%	4%
Total Marsh	$6,231	$5,795	8%	$6,027	3%	(1)%	2%	3%
Mercer:
Wealth	1,719	1,748	(2)%	1,803	(5)%	(1)%	(3)%	(1)%
Health	1,348	1,341	1%	1,360	(1)%	(1)%	(3)%	3%
Career	549	606	(9)%	606	(9)%	(1)%	—	(9)%
Total Mercer	$3,616	$3,695	(2)%	$3,769	(4)%	(1)%	(2)%	(1)%

Underlying revenue measures the change in revenue using consistent currency exchange rates, excluding the impact of certain items that affect comparability such as: acquisitions, dispositions, transfers among businesses, and changes in estimate methodology.

*	Components of revenue change may not add due to rounding.

Revenue
Consolidated revenue for the third quarter of 2020 was $4.0 billion, the same as last year. This reflects a decrease of 1% on an underlying basis offset by an increase of 1% from acquisitions.
Revenue in the Risk and Insurance Services segment for the third quarter of 2020 was $2.3 billion, an increase of 4% from the same quarter of the prior year. This reflects increases of 2% on an underlying basis and 2% from acquisitions. Consulting revenue of $1.7 billion in the third quarter of 2020 decreased 5%, reflecting decreases of 4% on an underlying basis and 2% from the disposition of businesses, partly offset by an increase of 1% from the impact of foreign currency translation.
For the first nine months of 2020, consolidated revenue increased 3%. This reflects increases of 1% on an underlying basis and a decrease of 1% from the impact of foreign currency translation. Risk and Insurance Services revenue increased 8% from the same period in 2019. This reflects increases of 3% on an underlying basis and 1% from acquisitions partly offset by a decrease of 1% from the impact of foreign currency translation when compared with 2019.
Consulting revenue decreased 4% compared with the nine month period last year. Revenue decreased 2% on an underlying basis and 2% from dispositions of businesses.
Operating Expense
The Company incurred approximately $59 million and $98 million of operating expenses for the three month periods ended September 30, 2020 and September 30, 2019, respectively, related to JLT acquisition, integration and restructuring charges as previously discussed.
Consolidated operating expense in the third quarter decreased 2% compared with the same period last year. Expense decreased 4% on an underlying basis offset by an increase of 1% from the impact of foreign currency translation and an increase of 1% from acquisitions. The underlying expense decrease reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 offset by an increase in base salaries and incentive compensation. The Company also incurred lower acquisition, integration and restructuring charges related to the JLT Transaction and savings realized from the completion of integration efforts to date.
The Company incurred approximately $222 million and $325 million of operating expenses for the nine month periods ended September 30, 2020 and September 30, 2019, respectively, related to JLT acquisition, integration and restructuring charges as discussed above.

Consolidated operating expenses for the first nine months of 2020 was essentially flat as compared to the same period in 2019, reflecting decreases of 3% on an underlying basis and 1% from the impact of foreign currency translation offset by a 1% increase from acquisitions when compared with 2019. The decrease in underlying expenses is primarily due to the items discussed above.
Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Revenue	$2,291	$2,206	$7,805	$7,203
Compensation and Benefits	1,400	1,373	4,234	4,012
Other Operating Expenses	558	615	1,688	1,723
Expense	1,958	1,988	5,922	5,735
Operating Income	$333	$218	$1,883	$1,468
Operating Income Margin	14.5%	9.9%	24.1%	20.4%
Revenue
Revenue in the Risk and Insurance Services segment in the third quarter of 2020 was $2.3 billion, an increase of 4% as compared to the same period last year. This reflects increases of 2% in underlying revenue and 2% from acquisitions.
At Marsh, revenue in the third quarter of 2020 was $2.0 billion, an increase of 6% when compared to the same period last year. This reflects increases in underlying revenue of 3% and a 3% increase from acquisitions. In U.S./Canada, underlying revenue increased 5%. Revenue in International operations increased 2% on an underlying basis, with increases of 4% in Asia Pacific and 2% in Latin America. EMEA was flat as compared to prior year. Guy Carpenter's third quarter revenue was slightly higher than last year. Interest earned on fiduciary funds decreased $23 million compared to the third quarter of 2019.
Revenue in the Risk and Insurance Services segment increased 8% for the first nine months of 2020 compared with 2019. This reflects increases of 3% on an underlying basis and 1% from acquisitions, partly offset by a 1% decrease from the impact of foreign currency. In Marsh, underlying revenue increased 4% in U.S./Canada. The International division increased 2% on an underlying basis, reflecting increases of 4% in Asia Pacific, 3% in Latin America and 1% in EMEA. Guy Carpenter's revenue in the first nine months of 2020 increased 15%, reflecting a 6% increase on an underlying basis.
Expense
Expenses in the Risk and Insurance Services segment decreased 1% in the third quarter of 2020 compared with the same period last year. This reflects decreases of 5% in underlying expense, partly offset by an increase of 3% from acquisitions. The decrease in underlying expense reflects lower JLT acquisition, restructuring and integration related costs of $34 million and savings realized from the completion of integration efforts to date. The decrease also reflects lower travel and entertainment and meeting costs resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19.
Expenses for the first nine months of 2020 increased 3% compared to the prior year. This reflects decreases of 3% in underlying expenses and 1% from the impact of foreign currency translation, partly offset by an increase of 2% from acquisitions. The underlying expense decrease is primarily due to the items discussed in the previous paragraph.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Revenue	$1,696	$1,785	$5,074	$5,258
Compensation and Benefits	980	967	2,911	2,932
Other Operating Expenses	438	501	1,348	1,452
Expense	1,418	1,468	4,259	4,384
Operating Income	$278	$317	$815	$874
Operating Income Margin	16.4%	17.7%	16.1%	16.6%

Revenue
Consulting revenue in the third quarter of 2020 was $1.7 billion, a decrease of 5% compared to the same period last year. This reflects decreases of 4% in underlying revenue and 2% from the disposition of businesses, partly offset by an increase of 1% from the impact of foreign currency translation.
Mercer's revenue of approximately $1.2 billion in the third quarter of 2020 decreased 5% compared to the same period last year. This reflects decreases of 3% on an underlying basis and 2% from dispositions of businesses. On an underlying basis, revenue in Health was flat, while Wealth decreased 3% and Career decreased 11% as compared to prior year. Oliver Wyman's revenue decreased 5% to $480 million, reflecting a decrease of 6% on an underlying basis offset by a 1% increase from the impact of foreign currency translation.
For the nine months ended September 30, 2020, revenue decreased 4% in the Consulting segment as compared to the same period last year. Underlying revenue decreased 2%, reflecting decreases of 1% at Mercer and 6% at Oliver Wyman.
Expense
Consulting expenses in the third quarter of 2020 decreased 4% as compared to the third quarter of 2019. This reflects decreases of 4% on an underlying basis and 1% from dispositions offset by an increase of 1% from the impact of foreign currency translation. The decrease in underlying expense reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower recoverable expenses, offset by higher incentive compensation expense.
Consulting expenses in the first nine months of 2020 decreased 3% as compared to the same period of 2019, reflecting a decrease of 2% on an underlying basis. The decrease in underlying expense reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower recoverable expense.
Corporate and Other
Corporate expenses were $71 million in the third quarter of 2020, compared with $68 million in the same period of 2019 and $203 million and $257 million for the nine month periods ended September 30, 2020 and 2019, respectively. The decrease for the nine month period is primarily due to lower acquisition, integration and restructuring costs primarily related to the JLT Transaction and savings realized from the completion of integration efforts to date.
Interest
Interest income earned on corporate funds was $1 million for the three month periods ending September 30, 2020 compared to $4 million for the same period in 2019. Interest income for the nine months ended September 30, 2020 was $5 million compared to $34 million for the same period of 2019. During the first quarter of 2019, the Company issued approximately $6.5 billion of senior notes related to the JLT acquisition. The funds were held in escrow and released for payment in April when the acquisition was completed. The decrease in interest income from the prior year is due to interest earned on these funds in 2019.

Interest expense decreased $5 million in the third quarter of 2020 compared with the third quarter of 2019 due to a lower level of commercial paper borrowings and the impact of lower interest rates on variable rate borrowings. Interest expense decreased $7 million for the nine months of 2020 compared to prior year.
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
The Company recorded net investment losses of $14 million and $47 million for the three and nine-month periods ended September 30, 2020, compared to net investment income of $7 million and $20 million for the three and nine-month periods ended September 30, 2019. The net investment loss reported in the third quarter of 2020 is primarily due to the mark-to-market change related to the Company's investment in AF. The net investment loss for the nine-months ended September 30, 2020 also includes a loss of $23 million from the sale of shares of AF during the second quarter of 2020, as well as losses related to its private equity fund investments. The three and nine-month periods ended September 30, 2019 include gains of $4 million and $10 million are related to mark-to-market changes in equity securities and gains of $3 million and $10 million related to investments in private equity funds and other investments.
Income and Other Taxes
As noted above, on April 1, 2019, the Company completed the JLT Transaction. The integration of this global organization required intercompany transfers of acquired entities into the Company's country structures and combination of those entities within the equivalent Company businesses. The integration transactions were designed to be tax efficient. The Company's global effective tax rate on JLT's earnings was reduced compared to JLT's pre-acquisition tax rate by utilizing debt for the restructuring transactions to be capital efficient, and reducing the generation of post-acquisition tax losses by merging historically unprofitable JLT entities with profitable Company operations. The provisions for deferred taxes and uncertain tax positions were established as part of the purchase price allocation as of April 1, 2019.
The broader JLT organization is now held under the Company, which makes it part of a U.S.-based multinational company and subjects it to full U.S. taxation. The integration of the JLT entities into the Company's entities, where applicable, should be substantially complete by the end of 2020.

The Company's effective tax rate in the third quarter of 2020 was 30.3% compared with 26.0% in the third quarter of 2019. The effective tax rates for the first nine months of 2020 and 2019 were 26.0% and 27.8%.The rate in the third quarter and the first nine months of 2020 reflects costs of re-measuring the Company’s UK deferred tax liability for legislation that cancelled a scheduled 2% reduction in the U.K. corporate income tax rate, partially offset by tax benefits related to a new international funding structure implemented to facilitate global staffing and contracting.The rate in the first nine months of 2019 reflects discrete adjustments related to the JLT acquisition, including tax on the disposition of JLT’s aerospace business and nondeductible expenses incurred in connection with the JLT Transaction. The tax rates in all periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, changes in tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments to contingent acquisition consideration.
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
The quasi-territorial U.S. tax regime provides an opportunity for the Company to repatriate foreign earnings more tax efficiently and there is less incentive for permanent reinvestment of these earnings. However, permanent reinvestment continues to be a component of the Company’s global capital strategy. For post-2017 years, including 2020, the Company continues to evaluate its global investment and repatriation strategy in light of its capital requirements, considering the impact of the quasi-territorial tax regime for future foreign earnings.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At September 30, 2020, the Company had approximately $736 million of cash and cash equivalents in its foreign operations, which includes $231 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first nine months of 2020, the Company recorded foreign currency translation adjustments which decreased net equity by $196 million. Strengthening of the U.S. dollar against foreign currencies would reduce the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $2.0 billion of cash from operations for the nine month period ended September 30, 2020 compared to $1.3 billion generated by operations in the first nine months of 2019. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets. The Company paid $169 million related to the JLT integration and restructuring activity for the nine months ended September 30, 2020.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first nine months of 2020, the Company contributed $56 million to its non-U.S. defined benefit pension plans and $25 million to its U.S. defined benefit pension plans. In the first nine months of 2019, the Company contributed $58 million to its non-U.S. defined benefit pension plans and $27 million to its U.S. defined benefit pension plans.
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
The Company expects to fund an additional $25 million to its non-U.S. defined benefit plans over the remainder of 2020, comprising approximately $16 million to plans outside of the U.K. and $9 million to the U.K. plans. The Company expects to fund an additional $38 million to its U.S. defined benefit plans during the remainder of 2020.
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
Financing Cash Flows
Net cash used for financing activities was $163 million for the nine-month period ended September 30, 2020, compared with $4.3 billion of net cash provided by such activities for the same period in 2019.
Credit Facilities
The Company and certain of its foreign subsidiaries have a multi-currency five-year unsecured revolving credit facility of $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Company borrowed $1 billion under this facility in the first quarter of 2020, which was repaid in full during the second quarter of 2020. There were no borrowings outstanding under this facility at September 30, 2020.
In January 2020, the Company entered into two new term loan facilities: a $500 million one-year facility and a $500 million two-year facility. The interest rate on these facilities is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. The facilities require the Company to maintain coverage ratios and leverage ratios consistent with the revolving credit facility discussed above. The facilities include a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available, which is expected to occur by the end of 2021.These facilities are expected to expire on or around the time that LIBOR is expected to be replaced by a successor rate. In the first quarter of 2020 the Company borrowed $1 billion against these facilities. During the third quarter of 2020, the Company repaid $500 million of borrowings from its one-year facility. The Company had

$500 million of borrowings outstanding under its two-year facility and no borrowings outstanding under its one-year facility at September 30, 2020.
In April 2020, the Company entered into a new 364 day $1 billion unsecured revolving credit facility with a term out option after one year. The facility has similar coverage and leverage ratios as the facility discussed above. The Company had no borrowings outstanding under this facility at September 30, 2020.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at September 30, 2020.
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
Share Repurchases
There were no repurchases of the Company's common stock during the nine month period ending September 30, 2020. The Company does not expect to repurchase shares for the remainder of 2020. In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. As of September 30, 2020, the Company remained authorized to purchase shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on this authorization. During the first nine months of 2019 the Company repurchased approximately 3.1 million shares of its common stock for consideration of $300 million.
Contingent Payments Related to Acquisitions
During the first nine months of 2020, the Company paid $101 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $65 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $36 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $230 million for acquisitions completed in the first nine months of 2020 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2020.
The Company paid deferred purchase consideration related to prior years' acquisitions of $60 million in the first nine months of 2020. Remaining deferred cash payments of approximately $235 million for acquisitions completed in the first nine months of 2020 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2020.

In the first nine months of 2019, the Company paid $58 million of contingent payments related to acquisitions made in prior periods. Of this amount, $23 million was reported as financing cash flows and $35 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $702 million ($1.375 per share) during the first nine months of 2020, as compared with $655 million ($1.285 per share) during the first nine months of 2019.
Derivatives
Foreign Exchange Forward Contract
In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, on September 20, 2018, the Company entered into the FX Contract to, solely upon consummation of the Transaction, purchase £5.2 billion and sell a corresponding amount of U.S. dollars at a contracted exchange rate. The FX Contract, which did not qualify for hedge accounting treatment under applicable accounting guidance, is discussed in Note 11 to the consolidated financial statements. The Company recorded a gain of $31 million related to the FX contract for the nine month period ended September 30, 2019. The Company settled the FX Contract on April 1, 2019.
Foreign Exchange Contract on Euro Debt Issuance
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 14 for additional information related to the Euro senior note issuances. In connection with the senior note issuances of €1.1 billion, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. Upon settlement of this contract, the Company recorded a charge of $7 million in the consolidated statement of income for the nine month period ended September 30, 2019.
Treasury Locks on Senior Notes
In connection with the JLT Transaction, to hedge the risk of increases in future interest rates prior to its issuance of senior notes, in the fourth quarter of 2018, the Company entered into treasury locks related to $2 billion of the expected debt. The fair value at December 31, 2018 was based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of these derivatives in the consolidated statement of income for the twelve month period ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million. Upon settlement, an additional charge of $6 million was recorded in the consolidated statement of income in the first quarter of 2019.
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion senior notes, as discussed above, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes increased by $60 million during the first nine months of 2020 related to the change in foreign exchange rates. Since the Company concluded that the hedge was highly effective, it recorded a decrease to foreign currency translation gains (losses) for the nine months ended September 30, 2020.
Investing Cash Flows
Net cash used for investing activities amounted to $646 million in the first nine months of 2020, compared with $5.5 billion used during the same period in 2019.
As previously noted, the JLT Transaction closed on April 1, 2019. Funds for the purchase of outstanding shares were distributed on April 11, 2019.
The Company paid $559 million and $5.5 billion, net of cash acquired, for acquisitions it made during the first nine months of 2020 and 2019, respectively.

During the first nine months of 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $93 million.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares, and in May 2020, sold an additional 193 million shares to third parties, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at September 30, 2020. Upon completion of the May transaction, the investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income.
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
The Company used cash of $278 million to purchase fixed assets and capitalized software in the first nine months of 2020, compared with $284 million in the first nine months of 2019, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
The Company has commitments for potential future investments of approximately $51 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of September 30, 2020:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Term loan facility	500	—	500	—	—
Short-term debt	1,216	1,216	—	—	—
Long-term debt	11,106	—	1,184	2,385	7,537
Interest on long-term debt	5,498	473	822	688	3,515
Net operating leases	2,547	405	700	528	914
Service agreements	212	83	76	53	—
Other long-term obligations	517	180	309	27	1
Total	$21,596	$2,357	$3,591	$3,681	$11,967
The above does not include unrecognized tax benefits of $102 million, accounted for under ASC Topic No. 740, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $10 million that may become payable within one year.
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

Reconciliation of Non-GAAP Measures
On April 1, 2019, the Company completed its previously announced acquisition of JLT. JLT's results of operations for the three and nine month periods ended September 30, 2020 are included in the Company’s results of operations. JLT's results of operations for the three months ending March 31, 2019 are not included in the Company's results of operations for the nine month period ended September 30, 2019. Prior to being acquired by the Company, JLT operated in three segments, Specialty, Reinsurance and Employee Benefits. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included within Guy Carpenter and the majority of the JLT Employee Benefits business is included in Mercer Health and Wealth.
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

(In millions)	Nine Months Ended September 30, 2019
MMC As Previously Reported
Risk & Insurance Services
Marsh	$5,795
Guy Carpenter	1,328
Subtotal	7,123
Fiduciary Interest Income	80
Total Risk & Insurance Services	7,203
Consulting
Mercer	3,695
Oliver Wyman Group	1,563
Total Consulting	5,258
Corporate Eliminations	(73)
Total Revenue	$12,388
JLT 2019
Specialty (Marsh)	$232
Reinsurance (Guy Carpenter)	118
Employee Benefits (Mercer)	74
Subtotal	424
Fiduciary Interest Income	5
Total Revenue	$429
2019 Including JLT
Marsh	$6,027
Guy Carpenter	1,446
Subtotal	7,473
Fiduciary Interest Income	85
Total Risk & Insurance Services	7,558
Consulting
Mercer	3,769
Oliver Wyman Group	1,563
Total Consulting	5,332
Corporate Eliminations	(73)
Total Revenue Including JLT	$12,817

Item 3.Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2020
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,388
Fiduciary cash and investments	$8,765
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 3 basis points, for the remainder of the year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $1 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 54% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events, such as the impact of "Brexit" in the United Kingdom, may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year the Company estimates that full year net operating income would increase or decrease by approximately $41 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at September 30, 2020 hold constant for the rest of 2020, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $7 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $58 million that are valued using readily determinable fair values and approximately $43 million of investments without readily determinable fair values. The Company also has investments of approximately $265 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At September 30, 2020, the Company owns approximately 201 million shares or approximately 16% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, at a closing share price of 3.50 South African Rand per share. The investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income.
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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company did not repurchase any shares of its common stock during the third quarter of 2020. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of September 30, 2020, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020	—	$—	—	$2,422,987,756
August 1-31, 2020	—	$—	—	$2,422,987,756
September 1-30, 2020	—	$—	—	$2,422,987,756
Total	—		—	$2,422,987,756
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

Date:	October 30, 2020	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 30, 2020	/s/ Stacy M. Mills
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