Form 10-K
period 2020-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2021-02-17
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
As of June 30, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately 53,818,358,381 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2020.
As of February 12, 2021, there were outstanding 508,186,561 shares of common stock, par value $1.00 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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
•our ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the increased risk of supply chain attacks and other cybersecurity attacks or unauthorized dissemination of information caused by remote work arrangements;
•our ability to compete effectively and adapt to changes in the competitive environment, including to respond to technological change, disintermediation, digital disruption and other types of innovation;
•our ability to manage risks associated with our investment management and related services business, particularly in the context of uncertain equity markets, including our ability to execute timely trades in light of increased trading volume and to manage potential conflicts of interest between investment consulting and fiduciary management services;
•our ability to attract and retain industry leading talent;
•our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster, government unrest or otherwise;
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and various insurer revenue streams; and
•the impact of changes in tax laws, guidance and interpretations, or disagreements with tax authorities, particularly due to the change in U.S. presidential administration.
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
GENERAL
The Company is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company's 76,000 colleagues advise clients in over 130 countries. With annual revenue of $17 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh advises individual and commercial clients of all sizes on insurance broking and innovative risk management solutions. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and wellbeing for a changing workforce. Oliver Wyman Group serves as critical strategic, economic and brand advisor to private sector and governmental clients.
The Company conducts business through two segments:
•Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.
•Consulting includes health, wealth and career services and products, and specialized management, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
We describe our current segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 60% of the Company's total revenue in 2020 and employs approximately 44,100 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
MARSH
Marsh is the leading global insurance broker and risk advisor, serving companies, institutions and individuals. From its founding in 1871 to the present day, Marsh has demonstrated a commitment to thought leadership, innovation and insurance expertise to meet its clients’ needs. Marsh’s pioneering contributions include introducing the practice of client representation through brokerage, the discipline of risk management, the globalization of risk management services and the development of service platforms that identify, quantify, mitigate and transfer risk.
Currently, approximately 41,000 Marsh colleagues provide risk management, insurance broking, insurance program management services, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries. Marsh generated approximately 50% of the Company's total revenue in 2020.
Insurance Broking and Risk Advisory
In its core insurance broking and risk advisory business, Marsh employs a team approach to identify, quantify and address clients' risk management and insurance needs. Marsh’s product and service offerings include risk analysis, insurance program design and placement, insurance program support and administration, claims support and advocacy, alternative risk strategies and a wide array of risk analysis and risk management consulting services. Clients benefit from Marsh’s advanced analytics, deep technical expertise, specialty and industry knowledge, collaborative global culture and the ability to develop innovative solutions and products. The firm’s resources also include nearly three dozen specialty and industry practices, including cyber, financial and professional service practices, along with a growing employee health & benefits business.
Marsh provides services to clients of all sizes, including large multinational companies ("Risk Management"), high growth middle-market businesses ("Corporate"), small commercial enterprises and high net-worth private clients, and affinity group members ("Commercial & Consumer"). Marsh's segments are designed to build stronger value propositions and operating models to optimize solutions and services for clients depending on their needs.
Risk Management. Marsh has an extensive global footprint and market-leading advisory and placement services that benefit large domestic and international companies and institutions facing complex risk exposures. These clients are also supported by Marsh’s robust analytics and a growing digital experience.
In addition, Marsh’s largest global clients are serviced by Multinational Client Services, a dedicated team of colleagues from around the world focused on delivering service excellence and insurance solutions to clients wherever they are located. Marsh is digitizing the client experience through tools such as LINQ, Marsh’s account and service application; Blue[i], a suite of analytics tools for clients; and Bluestream, a digital brokerage platform that enables clients to provide insurance to their customers or suppliers in a B2B2C distribution model. Marsh provides global expertise and an intimate knowledge of local markets, helping clients navigate local regulatory environments to address the worldwide risk issues that confront them.
•Marsh JLT Specialty. Marsh’s specialty unit combined with JLT Specialty to form Marsh JLT Specialty as part of the 2019 acquisition of Jardine Lloyd Thompson Group plc ("JLT"). The new unit offers leading expertise, global service and data-driven insights to clients across seven global specialties: aviation; credit specialties; financial & professional services; private equity & mergers & acquisitions; construction; energy & power; and marine & cargo. These teams of specialist experts are globally committed to delivering consulting, placement, account management and claims solutions to clients who require specialist advice and support. Marsh JLT Specialty has bolstered Marsh’s leadership as a global specialty broker.
Corporate. Middle market clients are served by Marsh’s brokerage operations globally and constitute a substantial majority of clients served by Marsh & McLennan Agency (MMA) in the United States and large portions of Marsh’s international business.
•MMA offers a broad range of commercial property and casualty products and services, as well as solutions for employee health and benefits, retirement and administration needs and a growing personal lines business in the United States and Canada. Since its first acquisition in 2009, MMA has acquired 82 agencies. MMA provides advice on insurance program structure and market dynamics, along with industry expertise and transactional capability.
Commercial & Consumer. Clients in this market segment typically face less complex risks and are served by Marsh’s innovative product and placement offerings and growing capabilities in digitally enabled distribution.
•Victor Insurance Holdings is one of the largest underwriting managers of professional liability and specialty insurance programs worldwide. In the United States, Victor Insurance Managers (US) and ICAT Managers deliver risk management and insurance solutions to over 125,000 insureds through a national third-party distribution network of licensed brokers. Through Dovetail Managing General Agency, a small business platform, Victor Insurance Managers (US) deploys cloud-based technology to enable independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind property and casualty and workers compensation insurance policies in real time. Victor Insurance Managers (Canada), a leading managing general agent in Canada with over 43,000 insureds, delivers professional liability and construction insurance, as well as group and retiree benefits programs and claims handling for individuals, organizations and businesses. Victor has a growing business in the UK (where it was formerly known as Bluefin Underwriting) and in Europe, where new businesses have been launched in the Netherlands, Italy and Germany.
•Marsh Affinity focuses on insurance programs sold to insureds or vendors through a corporate sponsor using an affinity distribution model.
•High Net Worth (HNW) Individual high net worth clients and family offices are serviced by MMA and other Marsh personal lines businesses globally. These businesses provide a single-source solution for high net worth clients and are dedicated to sourcing protections across a broad spectrum of risk. Using a consultative approach, Marsh's HNW practices analyze exposures and customizes programs to cover individual clients with complex asset portfolios.
Additional Services and Adjacent Businesses
In addition to insurance broking, Marsh provides certain other specialist advisory or placement services:
Marsh Advisory is a global practice comprising specialists who use data and analytics, including through Marsh’s Blue[i] digital analytics platform, to advise clients about exposures, critical business activities, and risk practices and strategies. Marsh Advisory provides client services in four main areas: Consulting Solutions, Analytics Solutions, Claims Solutions, and Captive Solutions.
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

GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, generated approximately 10% of the Company's total revenue in 2020. Currently, approximately 3,100 Guy Carpenter colleagues provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
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

CONSULTING
The Company's Consulting segment generated approximately 40% of the Company's total revenue in 2020 and employs approximately 29,700 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer delivers advice and digital solutions that help organizations meet the health, wealth and career needs of a changing workforce. Mercer has approximately 24,700 colleagues based in 43 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations, public sector employees and individual customers. Mercer generated approximately 28% of the Company's total revenue in 2020.
Mercer operates in the following areas:
Health. Mercer assists public and private sector employers in the design and management of employee health care programs; administration of health benefits and flexible benefits programs, including benefits outsourcing; employee engagement with their health benefits through a digital experience; compliance with local benefits-related regulations; and the establishment of health and welfare benefits coverage for employees. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health and wellness management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer provides solutions for private active and retiree exchanges in the United States, as well as tools to enhance employee engagement with their health benefits through its DarwinSM platform across the world.
Mercer also provides consulting and actuarial services to U.S. state governments to support the purchase of healthcare through state Medicaid programs. In addition, Mercer provides consulting services to insurance carriers to assist them with improving product offerings available to clients, identifying new opportunities and enhancing insurers’ operational efficiency.
Outside of the U.S., Mercer and Marsh go to market together for Health benefits brokerage and consulting under the Mercer Marsh BenefitsSM (MMB) brand.
Wealth. Through its Wealth business, Mercer assists clients worldwide in the design, governance and risk management of defined benefit, defined contribution and hybrid retirement plans. Mercer provides actuarial consulting, investment consulting, investment management and related services to the sponsors and trustees of pension plans, master trusts, foundations, endowments, and insurance companies as well as wealth management and other financial intermediary firms. Mercer also provides retirement plan outsourcing, including administration and delivery of defined benefit and defined contribution retirement benefits.
Mercer's investment consulting and investment management services (also referred to as “investment solutions,” “delegated solutions,” “fiduciary management” or “outsourced Chief Investment Officer (OCIO) services”) cover a range of stages of the investment process, from strategy, asset allocation and implementation to ongoing portfolio management services. Mercer provides these services primarily to institutional and other sophisticated investors including retirement plans (e.g., defined benefit and defined contribution), master trusts, endowments and foundations and wealth managers and other financial intermediary firms, primarily through manager of manager funds sponsored and managed by Mercer. As of December 31, 2020, Mercer and its global affiliates had assets under management of approximately $357 billion worldwide.
Mercer also provides miscellaneous services to individual retail clients, including financial planning, high net worth risk solutions and other discretionary investment services.
Career. Mercer advises organizations on the engagement, skill assessment, management and reward of employees; the design of executive remuneration programs; people strategies during business transformation; improvement of human resource (HR) effectiveness; and the implementation of digital and cloud-based Human Resource Information Systems. In addition, through proprietary survey data and decision support tools, Mercer provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer helps clients plan and implement HR programs and other organizational changes designed to maximize employee engagement, drive desired employee behaviors and achieve improvements in business performance.
OLIVER WYMAN GROUP
With more than 5,000 professionals and offices in 31 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 12% of the Company's total revenue in 2020.
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
•Retail & Consumer Products
•Surface Transportation
•Travel & Leisure
Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:
•Actuarial. Oliver Wyman’s Actuarial Practice uses mathematical and statistical modeling skills and qualitative assessment methodologies to assist clients in evaluating and addressing risk.
•Climate and Sustainability. Oliver Wyman assists clients in cutting through complex climate systems and solving for operational efficiencies. Oliver Wyman helps clients discover new business opportunities, create new pathways, and respond to climate risk, to make needed changes commercially compelling.
•Corporate Finance & Restructuring. Oliver Wyman provides an array of capabilities to support investment decision making by private equity funds, hedge funds, sovereign wealth funds, investment banks, commercial banks, arrangers, strategic investors and insurers.
•Digital. Oliver Wyman partners with clients to address their digital challenges, blending the power of digital with deep industry expertise. By building strong capabilities and culture, Oliver Wyman accelerates and embeds digital transformation, working collaboratively with clients’ leaders, employees, stakeholders, and customers to jointly define, design, and achieve lasting results.
•Operations. Oliver Wyman helps organizations leverage their operations for a competitive advantage using a comprehensive set of capabilities, including performance improvement, digital operations strategy, and risk management.

•Organizational Effectiveness. Oliver Wyman's Organizational Effectiveness capability brings together deep functional expertise and industry knowledge to enable the whole organization to work in service of its strategic vision and to address the most pressing organizational, people, and change issues.
•Payments. Oliver Wyman draws on years of industry-shaping work in the Financial Services and Retail industries, deep digital expertise, and renowned research partners in its Celent® business, to help clients - from banks/issuers, to payments providers, to retailers - to build growth strategies, form effective partnerships, optimize costs, and manage risk.
•Pricing, Sales, and Marketing. Oliver Wyman helps organizations drive top-line and margin growth through outstanding strategy and decision making on pricing, marketing optimization, and best practices on sales effectiveness.
•Risk Management. Oliver Wyman works with chief financial officers, chief risk officers, and other senior finance and risk management executives of corporations and financial institutions on risk management solutions. Oliver Wyman provides effective, customized solutions to the challenges presented by the evolving roles, needs and priorities of these individuals and organizations.
•Strategy. Oliver Wyman is a leading provider of corporate strategy advice and solutions in the areas of growth strategy and corporate portfolio; non-organic growth and M&A; performance improvement; business design and innovation; corporate center and shared services; and strategic planning.
Lippincott is a creative consultancy specializing in brand and innovation that shapes recognized brands and experiences for clients globally. Lippincott's designers have helped create some of the world's most recognized brands.
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
Compensation for Services in Consulting
Mercer and Oliver Wyman Group are compensated for advice and services primarily through fees paid by clients. In the majority of cases, Mercer's Health business is also compensated through commissions for the placement of insurance contracts and supplemental compensation from insurers based on such factors as volume, growth of accounts, and total retention of accounts placed by Mercer. Mercer may receive commissions in other parts of its business, such as its Private Client Services business and certain financial advice businesses. Mercer's investments business and certain of Mercer's administration services are compensated typically through fees based on assets under administration or management or fee per member. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported in accordance with U.S. GAAP, on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
REGULATION
The Company's activities are subject to licensing requirements and extensive regulation under U.S. federal and state laws, as well as laws of other countries in which the Company's subsidiaries operate. Across most jurisdictions we are also subject to various data privacy laws and regulations that apply to personal information belonging to our clients, their employees and third parties, as well as our own colleagues. In addition, we are subject to various financial crime laws and regulations through our activities, activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, anti-money-laundering and counter-terrorist financing. See Part I, Item 1A

("Risk Factors") below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses.
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
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities LLC, a SEC registered broker-dealer and introducing broker in the United States. MMC Securities LLC is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with capital markets and other investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of MMA Securities LLC, a SEC registered broker-dealer, investment adviser and member of FINRA and SIPC JSL Securities, Inc., a SEC registered broker-dealer and member of FINRA, SIPC and the Municipal Securities Rulemaking Board and Centurion Asset Management LLC, a SEC registered investment adviser, primarily in connection with retirement, executive compensation and benefits consulting and advisory services to qualified and non-qualified benefits plans, companies and executives and personal wealth management. In the United Kingdom, Marsh and Guy Carpenter use the expertise of MMC Securities (Europe) Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the European Union. MMC Securities LLC, MMC Securities (Europe) Limited, MMA Securities LLC, JSL Securities, Inc. and Centurion Asset Management LLC are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
Consulting. Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Depending on the country, Mercer may rely on licensed colleagues or registered legal entities to engage in these services, or may utilize other MMC entities or external third parties. In addition, trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates are also subject to investment and securities regulations in various jurisdictions, including regulations imposed or enforced by the SEC and the Department of Labor in the United States, the FCA in the United Kingdom, the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investments LLC, (formerly Mercer Investment Management, Inc.), an SEC-registered investment adviser, which consolidated the activities of each of Mercer’s affiliated investment adviser entities in the United States (including Mercer Investment Consulting LLC and Pavilion Advisory Group) in 2019. Mercer Trust Company, a limited purpose New Hampshire chartered trust bank, may also provide services for certain clients of Mercer’s investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Mercer provides annuity buy-out support that is subject to regulations (for example, in the U.S., state insurance licensing regulations and ERISA). Mercer uses the services of MMC Securities LLC to provide certain services, including executive benefit and compensation services and securities dealing services.
FATCA. Regulations promulgated by the U.S. Treasury Department pursuant to the Foreign Account Tax Compliance Act and related legislation (FATCA) require the Company to take various measures relating to non-U.S. funds, transactions and accounts. The regulations impose on Mercer certain client financial account tracking and disclosure obligations with respect to non-U.S. financial institution and insurance clients.
COMPETITIVE CONDITIONS
The Company faces significant competition in all of its businesses from providers of similar products and services, including competition with regard to identifying and pursuing acquisition candidates. The Company also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. As the Company has clients across various geographies, industries and scale, the competitive landscape is complex and varies across these numerous markets. In addition to the discussion below, see "Risks Relating to the Company Generally — Competitive Risks," in Part I, Item 1A of this report.
Risk and Insurance Services. The Company's combined insurance and reinsurance services businesses are global in scope. Our insurance and reinsurance businesses compete principally on sophistication, range, quality and cost of the services and products they offer to clients. The Company encounters strong competition from other insurance and reinsurance brokerage firms that operate on a global, regional, national or local scale, from a large number of regional and local firms in the United States, the United Kingdom, the European Union and elsewhere, from insurance and reinsurance companies that market, distribute and service their insurance and reinsurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms, consultants and online platforms, that provide risk-related services and products or alternatives to traditional insurance brokerage services. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to the Company’s clients. Their presence in the market increases the competitive pressures that the Company faces.
Certain insureds and groups of insureds have established programs of self-insurance (including captive insurance companies) as a supplement or alternative to traditional third-party insurance, thereby reducing in some cases their need for third-party insurance placements. Certain insureds also obtain coverage directly from insurance providers. There are also many other providers of managing general agency, affinity programs and private client services, including specialized firms, insurance companies and other institutions.
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
HUMAN CAPITAL
As a professional services firm, we believe the health of our business relies on the strength of our workforce. Our shared purpose is to make a difference in moments that matter, helping clients meet the challenges of our time. Measurement of our talent outcomes are, therefore, not just a human capital priority, but a business imperative.
For detailed information regarding our human capital management, we encourage investors to visit https://www.mmc.com/about/esg.html for our consolidated environmental, social and governance ("ESG") report to be published in the first quarter 2021. The information on this website, and in the ESG report, does not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website or the report and does not form part of this Form 10-K.
Our People. As of December 31, 2020, the Company and its consolidated subsidiaries employed 76,000 colleagues worldwide, including approximately 44,100 in Risk and Insurance Services and 29,700 in Consulting. Two-thirds of our global workforce are located in either North America or Europe. While these remain our largest work regions, we have also grown our presence in Asia-Pacific and the Middle East over the last several years. Women comprise more than half of our global enterprise workforce, and approximately 30% of our senior leaders are women. In the United States, where we have the most complete data through workforce self-identification of race and ethnicity, approximately 1 in 4 U.S. colleagues and 14% of U.S. senior leaders identify as non-White.
Our Governance. The Chief People Officer is responsible for developing and executing our enterprise people strategy. This includes the attraction, recruitment, hiring, development and engagement of talent to deliver on our strategy and the design of colleague total rewards programs. The Chief People Officer and the Chief Inclusion & Diversity Officer are responsible for developing and integrating our diversity and inclusion approach into our strategy.
Our ESG Committee and Compensation Committee of the board of directors have oversight of these initiatives. The Compensation Committee has responsibility to review certain key human resource strategic activities, including those relating to diversity, training and recruitment. The Compensation Committee coordinates with the ESG Committee on diversity initiatives and both committees receive reports at least annually on diversity and inclusion from the Company’s Chief People Officer. The Chief Executive Officer and Chief People Officer regularly update our board of directors, the ESG Committee and the Compensation Committee on the Company’s human capital trends and activities.
Diversity & Inclusion. Our Company’s greatest strength is the collective talent of our people. We believe the more diverse our backgrounds and experiences, the more we can achieve together working side by side. We seek capable, creative and fair-minded people who can help us enable client success, find smarter ways to do things and live our Code of Conduct, The Greater Good. We believe that inclusion means more than acceptance—it means belonging. Over the last year, we have taken several concrete actions to further goals, including the formation of a Race Advisory Council to advise our Executive Committee and help amplify diverse perspectives in decision-making. Other initiatives included the design of a new learning and sponsorship program to help underrepresented colleagues strengthen leadership skills, as well as the creation of various forums and networks to promote ongoing candid conversations within the organization.
Talent Development. We strive to create an environment where individuals and teams can perform to their highest potential and where career growth and mobility are encouraged and supported. We are committed to helping colleagues perform at their best by encouraging regular discussions about their goals, performance, career aspirations and development opportunities. We also recognize the importance of our 13,000 people managers in their crucial roles for reviewing our talent pipeline and have given them increased support and opportunities for promoting the professional and personal growth of their teams. In addition, we offer more than 16,000 individual learning courses as part of continuous learning to help our colleagues grow and develop. In 2020, we published a set of People Manager Practices, centered around managing inclusively, that define what effective people management looks like. Managers also have access to our dedicated People Manager Hub, a one-stop source of information and community for all people managers globally.
Colleague Engagement. Each year we ask our colleagues to share their views on working at Marsh & McLennan through a company-wide engagement survey. Developed internally by our Global Talent Development team, the survey methodology has been consistent since 2011, with updates to specific questions as necessary. A third-party administers our survey in order to maintain confidentiality of responses. In 2020, a record number of colleagues completed the survey. As in the past, we continue to use the survey responses to help inform the ongoing development of a vibrant and inclusive culture.
Health and Wellbeing. As a company, our success depends on the health and wellbeing of our colleagues—we want to support our colleagues with resources, protection and peace of mind to live healthy lives. We offer comprehensive health insurance, including medical coverage and other core health benefits based on the market. We also prioritize our colleagues’ mental wellness, including 24/7 access to an Employee Assistance Program for confidential counselling on personal issues for over 80 percent of our colleagues and their eligible family members, and critical incident support in countries where a disaster has occurred. In addition, we offer competitive time-off benefits, including a paid day off each year to volunteer.
Supporting our colleagues as they navigate the unprecedented challenges of COVID-19 has been our highest priority in 2020 and our teams have responded by working in innovative ways. Refer to "Recent Developments" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on our response to the COVID-19 pandemic.
Total Rewards. We recognize how important it is to be financially secure through employment, so we offer competitive rewards to help build colleagues’ personal wealth and improve their financial wellbeing. Base pay is just the start. Through our annual bonus program, we encourage performance that aligns with the Company’s interests by providing eligible colleagues with discretionary awards. We also offer various incentives in certain circumstances, such as sales incentives and long-term incentives to roles that have a significant impact on our long-term performance designed to foster the Company’s long-term success. Our robust offerings also include retirement benefits, savings and stock investment plans in certain jurisdictions.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers and executive officer appointees of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 59, is Executive Vice President and General Counsel of Marsh & McLennan Companies. In addition to managing the Company’s Legal, Compliance & Public Affairs groups, Mr. Beshar also oversees the Company’s Risk Management group. Before joining Marsh & McLennan Companies in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as the Assistant Attorney General in charge of the New York Attorney General's Task Force on Illegal Firearms and as the Special Assistant to former U.S. Secretary of State Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
Paul Beswick, age 46, is Senior Vice President and Global Chief Information Officer (CIO) of Marsh & McLennan Companies. In this role, he manages over 5,000 technologists supporting Marsh & McLennan’s global businesses. Prior to his appointment as Marsh & McLennan CIO in January 2021, Mr. Beswick was a Partner and Global Head of Oliver Wyman Labs and the Digital Practice at Oliver Wyman. During more than two decades with Oliver Wyman, he worked in various sectors, including retail, transportation, telecom, and consumer goods. Before this, Mr. Beswick headed Oliver Wyman's North American Retail Practice. Mr. Beswick holds an MA (first class) in chemical engineering from Cambridge University.
Dominic Burke, age 62, is Vice Chair of Marsh & McLennan Companies. He joined the firm in 2019 with the acquisition of Jardine Lloyd Thompson Group (JLT), after having served as JLT’s Group Chief Executive for more than 13 years. He also serves as Chairman of Marsh JLT Specialty. Mr. Burke has more than three decades of experience in the insurance industry. Prior to serving as JLT’s Group Chief Executive, Mr. Burke held various roles at JLT including Group Chief Operating Officer and prior to that, CEO of JLT’s U.K. Retail and Employee Benefits business. Mr. Burke joined JLT in 2000, when it acquired the company he founded, Burke Ford Insurance Group. Mr. Burke serves as the Chairman of Newbury Racecourse plc and is a Director for the charity Injured Jockeys Fund in the U.K.
John Q. Doyle, age 57, is Vice Chair, Marsh & McLennan Companies and President and Chief Executive Officer of Marsh. He oversees all of Marsh’s businesses and operations globally. Mr. Doyle was named CEO of Marsh in July 2017, having joined Marsh & McLennan Companies as President of Marsh in April 2016. Prior to that, he was Chief Executive Officer of AIG’s commercial insurance businesses. Mr. Doyle began his career at AIG in 1986 and held several senior executive positions, including President and Chief Executive Officer of AIG property and casualty in the U.S., President and Chief Executive Officer of National Union Fire Insurance Company, and President of American Home Assurance Company.
Martine Ferland, age 59, is Vice Chair, Marsh & McLennan Companies and President and Chief Executive Officer of Mercer, a role she assumed in March 2019. Previously, she was Mercer’s Group President, responsible for leading the firm’s regions and Global Business Solutions. She joined Mercer in 2011 as Retirement Business Leader for the Europe and Pacific region, and has served as Europe and Pacific Region President and Co-President, Global Health. Ms. Ferland began her career as a pension actuary and consultant at Willis Towers Watson, where she spent 25 years and held various leadership positions in Montreal and New York. Ms. Ferland is a Fellow of the Society of Actuaries and of the Canadian Institute of Actuaries.
Carmen Fernandez, age 47, is Senior Vice President and Chief People Officer for Marsh & McLennan Companies. Prior to her current role, Ms. Fernandez held positions within Marsh & McLennan for 15 years, most recently Deputy CHRO, CHRO of Guy Carpenter, and HR leadership roles at Mercer, including North America HR Leader, Global HR Leader for the Career business and Chief of Staff in the Office of the CEO. Before joining Marsh & McLennan, Ms. Fernandez worked in investment banking at Bank of America and Goldman Sachs. She began her career as a consultant with Pricewaterhouse Coopers.

Daniel S. Glaser, age 60, is President and Chief Executive Officer of Marsh & McLennan Companies. Prior to starting his current role in January 2013, Mr. Glaser served as Group President and Chief Operating Officer of the Company. He rejoined Marsh & McLennan Companies in December 2007 as Chairman and Chief Executive Officer of Marsh, returning to the firm where he had begun his career right out of university in 1982. Mr. Glaser is an insurance industry veteran who has held senior positions in commercial insurance and insurance brokerage, working in the United States, Europe and the Middle East. Mr. Glaser serves as the Chairman of the U.S. Federal Advisory Committee on Insurance (FACI). He is a member of: the Board of Trustees for The Institutes and the Board of Directors for the Partnership for New York City. He is also Co-Chair of the International Advisory Board for BritishAmerican Business.
Peter Hearn, age 65, is Vice Chair, Marsh & McLennan Companies and President and Chief Executive Officer of Guy Carpenter. Previously, he was Global Chairman of Willis Re from March 2011 to June 2015. Prior to that, Mr. Hearn served as the company’s Global CEO from February 2005 to March 2011, during which time he was also a member of the Willis Group Executive Committee. Mr. Hearn began his reinsurance career in 1978 with Willis Faber and Dumas, working in the North American casualty, facultative, marine, and North American reinsurance divisions until 1981, when he joined Towers Perrin Forster and Crosby. Mr. Hearn joined Willis Re as a Senior Vice President in 1994.
Scott McDonald, age 54, is Vice Chair, Marsh & McLennan Companies and President and Chief Executive Officer of Oliver Wyman Group. Prior to assuming this role in January 2014, Mr. McDonald was President of Oliver Wyman. Before becoming President of Oliver Wyman in 2012, Mr. McDonald was the Managing Partner of Oliver Wyman's Financial Services practice and has held a number of senior positions, including the Global head of the Corporate & Institutional Banking Practice. Before joining Oliver Wyman in 1995, he was an M&A investment banker with RBC Dominion Securities in Toronto.
Mark McGivney, age 53, is Chief Financial Officer of Marsh & McLennan Companies. Prior to assuming this role in January 2016, Mr. McGivney held a number of senior financial management positions since joining the Company in 2007. Most recently he was Senior Vice President, Corporate Finance of Marsh & McLennan, and was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions from 2014 until 2016. Prior to that, he served as Chief Financial Officer of Marsh, and Chief Financial Officer and Chief Operating Officer of Mercer. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, as well as positions with Merrill Lynch and Price Waterhouse.
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
SUMMARY RISK FACTORS
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects, include the following:
•The COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position;
•Our results of operations and investments could be adversely affected by macroeconomic conditions, political events and market conditions;
•Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology or respond effectively to the threat of digital disruption and other technological change;
•We could incur significant liability or our reputation could be damaged if our information systems are breached or we otherwise fail to protect client or Company data or information systems;
•The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), could adversely affect our financial condition, operating results and our reputation;
•We are subject to significant uninsured exposures arising from errors and omissions, breach of fiduciary duty and other claims;
•We cannot guarantee that we are or will be in compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business;
•Our business or reputation could be harmed by our reliance on third-party providers or introducers;
•The loss of members of our senior management team or other key colleagues could have a material adverse effect on our business;
•Failure to maintain our corporate culture could damage our reputation;
•Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks;
•We face significant competitive pressures in each of our businesses, including from disintermediation, as our competitive landscape continues to evolve;
•We rely on a large number of vendors and other third parties to perform key functions of our business operations and to provide services to our clients. These vendors and third parties may act in ways that could harm our business;
•Our inability to successfully recover should we experience a disaster or other business continuity or data recovery problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability;
•We face risks when we acquire businesses;
•If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected;
•We may not be able to obtain sufficient financing on favorable terms;

•Our defined benefit pension plan obligations could cause the Company's financial position, earnings and cash flows to fluctuate;
•Our significant non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business;
•Our quarterly revenues and profitability may fluctuate significantly;
•Credit rating downgrades would increase our financing costs and could subject us to operational risk;
•We have significantly increased our debt as a result of the JLT acquisition, which could adversely affect our financial flexibility;
•The current U.S. tax regime makes our results more difficult to predict;
•We are exposed to multiple risks associated with the global nature of our operations;
•Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity;
•Volatility or declines in premiums and other market trends may significantly impede our ability to grow revenues and profitability;
•Adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients, as well as allegations of anti-competitive behavior or conflicts of interest more broadly, could have a material adverse effect on Marsh’s business, results of operations and financial condition;
•Mercer’s Investments business is subject to a number of risks, including risks related to third-party investment managers, operational risk, conflicts of interest, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business;
•Revenues for the services provided by our Consulting segment may decline for various reasons, including as a result of changes in economic conditions, the value of equity, debt and other asset classes, our clients’ or an industry's financial condition or government regulation or an accelerated trend away from actively managed investments to passively managed investments;
•Factors affecting defined benefit pension plans and the services we provide relating to those plans could adversely affect Mercer; and
•The profitability of our Consulting segment may decline if we are unable to achieve or maintain adequate utilization and pricing rates for our consultants.
RISKS RELATING TO THE COMPANY GENERALLY
Macroeconomic Risks
The COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position.
Global health concerns relating to the ongoing COVID-19 pandemic and related government actions taken to reduce the spread of the virus have had a dramatic impact on the macroeconomic environment, and the outbreak continues to materially increase economic uncertainty and reduce economic activity.
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
The ongoing impacts of COVID-19 may affect our ability to generate new business, our overall level of profitability and cash flow, and our liquidity due to a number of macroeconomic and operational factors. Such factors may include:
•in our Risk and Insurance Services segment, a reduction in demand, pricing and commission for specific lines of coverage most directly affected by COVID-19;
•in our Consulting segment, a reduction in fees or commission due to lower demand for our services as clients cut back on expenses; the impact on our business model for delivering services to clients due to restrictions on travel and movement, and guidance around social distancing; and the impact on profitability and margin of not achieving or maintaining adequate utilization and pricing rates;
•the timeliness and ultimate collectability of our receivables, including as a result of deferrals of premium payments directed by government authorities, which affects our ability to generate sufficient cash flows;
•the impact of disruption in the credit or financial markets, or changes to our credit ratings, which may impact our ability to access capital or repay our significant outstanding indebtedness on favorable terms and our compliance with the covenants contained in the agreements that govern our indebtedness;
•an increase in errors & omissions claims related to losses incurred by policyholders arising from the pandemic;
•the impact of financial market volatility, including our ability to execute timely trades in light of increased trading volume, which may reduce assets under management and revenue for Mercer’s Investments business;
•failure of third parties upon which we rely to meet their obligations to us, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties;
•the impact of an extended period of remote work arrangements on our business continuity plans, and our ability to continue to provide services to our clients;
•increased risk of phishing and other cybersecurity attacks or unauthorized dissemination of personal, confidential, proprietary or sensitive data caused by remote work arrangements; and
•the potential effects on our internal controls including those over financial reporting as a result of remote work arrangements that are applicable to our team members and business partners.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic subsides. For the year ended December 31, 2020, the COVID-19 pandemic had an adverse impact to the Company’s revenue growth, primarily in our businesses that are discretionary in nature, which was partly mitigated through disciplined expense management by implementing restrictions on travel and other cost containment measures. However impacts from COVID-19 in 2020 may not be representative of future conditions. The extent to which the COVID-19 outbreak continues to impact our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and are difficult to predict, including the duration and spread of the outbreak, its severity and strain mutations, the actions to contain the virus and the development and availability of effective treatments and vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak subsides, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks in this section.
Our results of operations and investments could be adversely affected by macroeconomic conditions, political events and market conditions.
Macroeconomic conditions, political events and other market conditions around the world affect our clients' businesses and the markets they serve. These conditions may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations. Changes in macroeconomic and political conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain. In particular, please see above for detailed risks related to the impact of COVID-19.
In addition, the United Kingdom’s withdrawal from the European Union, referred to as "Brexit," continues to create political and economic uncertainty, particularly in the United Kingdom and the European Union. While the British government and the E.U. negotiated terms of the withdrawal in December 2020, the agreement did not contain resolutions related to financial services. Accordingly, there remains inevitable uncertainty on the treatment of financial services and the impact of the other terms of the agreement generally on our businesses.
We have significant operations and a substantial workforce in the U.K. With 12,500 colleagues and approximately 16% of our revenue from the U.K., the uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business. The effects of Brexit will depend on the agreements the U.K. makes to retain access to European Union markets and the systems put in place to facilitate future trade and economic relationships. The measures could potentially disrupt the markets we serve and may cause us to lose clients and colleagues. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. These developments may have a material adverse effect on global economic conditions and the stability of financial markets, both in the U.K. and globally. Any of these factors could affect the demand for our services. Furthermore, currency exchange rates in GBP and the Euro with respect to each other and the U.S. dollar have already been adversely affected by these developments. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results.
More generally, our investments, including our minority investments in other companies as well as our cash investments and those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, foreign exchange, market and interest rate risks. These risks may be exacerbated by global macroeconomic conditions, market volatility and regulatory, financial and other difficulties affecting the companies in which we have invested or that may be faced by financial institution counterparties. During times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial trading and investment losses for corporate and other investors. In addition, we may incur investment losses as a result of unusual and unpredictable market developments, and we may continue to experience reduced investment earnings if the yields on investments deemed to be low risk remain at or near their current low levels. If the banking system or the fixed income, interest rate, credit or equity markets deteriorate, the value and liquidity of our investments could be adversely affected. Finally, the value of the Company's assets held in other jurisdictions, including cash holdings, may decline due to foreign exchange fluctuations.
Technology, Cybersecurity and Data Protection Risks
Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology or respond effectively to the threat of digital disruption and other technological change.
We depend in large part on our technology systems for conducting business, as well as for providing the data and analytics we use to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner, particularly as our business processes become more digital. We have a number of strategic initiatives involving investments in or partnerships with technology companies as part of our growth strategy, as well as investments in technology and infrastructure to support our own systems.
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
In addition, to remain competitive in many of our business areas, we must anticipate and respond effectively to the threat of digital disruption and other technological change. The threat comes from traditional players, such as insurers, through disintermediation as well as from new entrants, such as technology companies, "Insurtech" start-up companies and others. In the past few years, there has been a substantial increase in private equity investments into these Insurtech companies. These players are focused on using technology and innovation, including artificial intelligence (AI), digital platforms, data analytics, robotics and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.
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
Cyberattacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including state-sponsored organizations, organized crime, hackers or "hactivists" (activist hackers), through use of increasingly sophisticated methods of attack, including the deployment of artificial intelligence to find and exploit vulnerabilities, such as “deep fakes”, and long-term, persistent attacks referred to as advanced persistent threats. These techniques used to obtain unauthorized access or sabotage systems include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking and denial-of-service attacks. Because these techniques change frequently and new techniques may not be identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss, data unavailability, data corruption or other damage to information technology systems. In addition, remote work arrangements in response to COVID-19 have increased the risk of phishing and other cybersecurity attacks or unauthorized dissemination of personal, confidential, proprietary or sensitive data.
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
We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients. We also use hundreds of IT vendors and software providers to maintain and secure our global information systems infrastructure. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems. We are at risk of a cyberattack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyberattackers gaining access to our infrastructure through a supply chain attack. For example, in December 2020, it was widely reported that hackers installed malware into business software updates provided by SolarWinds. The attack was widespread, affecting public and private organizations around the world, including several U.S. government agencies. While we do not believe our operations were affected by this latest attack, it highlighted the vulnerability of IT supply chains.
We have a history of making acquisitions and investments, and in April 2019 we completed the acquisition of JLT. The process of integrating the information systems of any businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses and vulnerabilities in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyberattack. In addition, if we discover a historical compromise, security breach or other cyber incident related to the target’s information systems following the close of the acquisition, we may be liable and exposed to significant costs and other unforeseen liabilities. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
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
Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal and financial liability, or harm to our reputation. In operating our business and providing services and solutions to clients, particularly in our Consulting segment, we store and transfer sensitive employee and client data, including personal data, in and across multiple jurisdictions. We leverage systems and applications that are spread all over the world requiring us to regularly move data across national borders. As a result, we are subject to a variety of laws and regulations in the United States, Europe and around the world regarding privacy, data protection, data security and cyber-security. These laws and regulations are continuously evolving and developing. Some of these laws and regulations are increasing the level of data handling restrictions, including rules on data localization, all of which could affect our operations and result in regulatory liability and high fines. In particular, high-profile security breaches at major companies continue to be disclosed regularly, which is leading to even greater regulatory scrutiny and fines at the highest levels they have ever been.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, the GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data, such as the public disclosure of data breaches, privacy impact assessments, data portability and the appointment of data protection officers in some cases. In the U.S., the CCPA came into effect in January 2019 and introduced several new concepts to local privacy requirements, including increased transparency and rights such as access and deletion and an ability to opt out of the “sale” of personal information. Despite a proliferation of regulatory guidance papers, much remains unclear with respect to how to interpret and implement the GDPR and the CCPA, and that lack of clarity could result in potential liability for our failure to meet our obligations under the GDPR and the CCPA. Given the breadth and depth of changes in data protection obligations, including classifying data and committing to a range of administrative, technical and physical controls to protect data and enable data transfers outside of the E.U., our compliance with laws such as the GDPR and the CCPA will continue to require time, resources and review of the technology and systems we use. Further, the European Union Court of Justice's "Schrems II" decision and Brexit have created uncertainty with regard to the future of the flow of personal information between the United Kingdom and the E.U., respectively, and that uncertainty may impair our ability to offer our existing and planned products and services or increase our cost of doing business.
Following the implementation of the GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the E.U. Accordingly, the challenges we face in the E.U. will likely also apply to other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity. For example, Brazil has enacted its general data protection law, the Lei Geral de Proteção de Dados Pessoais, which came into effect in August 2020, China has proposed a new comprehensive privacy law, India is considering a new privacy law, Canada is proposing significant changes to their federal privacy law and Japan has adopted sweeping changes to its privacy law. In some cases, including China and India, the laws include data localization elements that will require that certain personal data stay within their borders.
Looking at the U.S. following the passage of the CCPA, California recently approved a ballot measure that enacts the California Privacy Rights Act, making extensive modifications to the CCPA. Additionally, several other states have introduced privacy bills, some more comprehensive than the CCPA. There is also continued legislative interest in passing a federal privacy law which is likely to accelerate under the new U.S. administration.
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
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations, including a recent focus on website “cookies” compliance in some countries, continue to increase. Privacy violations, including unauthorized disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business (if they fail to meet the standards we impose) could damage our reputation and subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Given the complexity of operationalizing the various privacy laws such as the GDPR and the CCPA, the maturity level of proposed compliance frameworks and the continued lack of clarity on how to implement their requirements, we and our clients are at risk of enforcement actions taken by E.U. and other data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned products and services and increase our cost of doing business.
    Legal and Regulatory Risks
We are subject to significant uninsured exposures arising from errors and omissions, breach of fiduciary duty and other claims.
Our businesses provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory and actuarial services, to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. For example, these claims may include allegations related to losses incurred by policyholders arising from the COVID-19 pandemic, or losses from cyberattacks associated with policies where cyber risk was not specifically included or excluded in policies, commonly referred to as “silent cyber.” In our Consulting segment, where we increasingly act in a fiduciary capacity through our investments business, such claims could include allegations of damages arising from the provision of consulting, investments, actuarial, pension administration and other services. We may also be exposed to claims related to assets or solutions offered by the Consulting segment in complement to its traditional consulting services. These Consulting segment services frequently involve complex calculations and other analysis, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing individual financial planning advice including investment advice and advice relating to cashing out of defined benefit pension plans, (v) providing investment advice, including guidance on asset allocation and investment strategy, and (vi) managing client assets, including the selection of investment managers and implementation of the client’s investment policy. We provide these services to a broad client base, including clients in the public sector for our investment services. Matters often relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
In establishing liabilities for E&O claims under U.S. generally accepted accounting principles ("U.S. GAAP"), the Company uses case level reviews by inside and outside counsel, actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is assessed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the judgment involved in estimating and establishing liabilities in accordance with U.S. GAAP, as well as the unpredictability of E&O claims and the litigation that can flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's business, results of operations or financial condition.
We cannot guarantee that we are or will be in compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States and its various states, the United Kingdom, the European Union and its member states, and the other jurisdictions in which we operate. For example, we are subject to regulation by agencies such as the Securities and Exchange Commission, FINRA and state insurance regulators in the United States, the FCA and the Competition and Markets Authority (CMA) in the United Kingdom, and the European Commission in the European Union, as further described above under Part I, Item 1 - Business (Regulation) of this report. We are also subject to trade sanctions laws relating to countries such as Cuba, Crimea, Iran, North Korea, Russia, Syria and Venezuela, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, cybersecurity, taxation, anti-trust and competition, immigration, wage-and-hour standards and employment and labor relations.
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources. In some cases, these laws and regulations may decrease the need for our services, increase our costs, negatively impact our revenues or impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. In particular, changes at regulatory agencies in the U.S. occur through policy and personnel changes following elections, which often leads to changes involving the level of oversight and focus on businesses and certain industries, in particular financial services. Accordingly, the expectation is that there will be increased regulatory scrutiny and enforcement action under the new administration.

While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our employees, our consultants and our contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations. If we fail to comply or are accused of failing to comply with applicable laws and regulations, including those referred to above, we may become subject to investigations, criminal penalties, civil remedies or other consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients or other parties, and we may become exposed to negative publicity or reputational damage. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. These inquiries consume significant management attention, and the cost of compliance and the consequences of failing to be in compliance could therefore have a material adverse effect on our business, results of operations and financial condition.
In addition, we may be responsible for the legal and regulatory liabilities of companies that we acquire. In particular, upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019. In the fourth quarter 2020, the Company recorded a $161 million provision for a legacy JLT matter related to an FCA review of the suitability of financial advice to individuals for defined benefit pension transfers. Additional information regarding certain ongoing investigations and certain other legal and regulatory proceedings is set forth in Note 16 to our consolidated financial statements included under Part II, Item 8 of this report.
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
We currently utilize the services of hundreds of third-party providers to meet the needs of our clients around the world.
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
Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, colleagues and clients, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact colleague engagement and retention and the willingness of clients and our partners to do business with us.
Moreover, as we work to align with the recommendations of the Financial Stability Board's Task Force on Climate-related Financial Disclosures, (TCFD), the Sustainability Accounting Standards Board (SASB), and our own ESG assessments and priorities, we expect to expand our public disclosures in these areas, including providing additional metrics. These metrics, whether it be the standards we set for ourselves or a failure to meet these metrics, and any failure to achieve progress on our metrics on a timely basis, or at all, may negatively impact our reputation and our business.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries.
We face significant competitive pressures in each of our businesses, including from disintermediation, as our competitive landscape continues to evolve.
As a global professional services firm, the Company faces competition in each of its businesses, and the competitive landscape continues to change and evolve. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our clients’ ability to self-insure or use internal resources instead of consultants, and our ability to respond to changes in client demand and industry conditions. Some of our competitors may have greater financial resources, or may be better positioned to respond to technological and other changes in the industries we serve, and they may be able to compete more effectively. If we are unable to respond successfully to the changing conditions we face, our businesses, results of operations and financial condition will be adversely impacted.
Across our Risk and Insurance Services segment, we operate in a variety of markets and face different competitive landscapes. In addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete against a wide range of other insurance and reinsurance brokerage and risk advisory firms that operate on a global, regional, national or local scale for both client business and employee talent. In recent years, private equity sponsors have invested tens of billions of dollars into the insurance brokerage sector, transforming existing players and creating new ones to compete with large brokers. We also compete with insurance and reinsurance companies that market and service their insurance products directly to consumers and without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services or alternatives to traditional brokerage services, including those that rely almost exclusively on technological solutions or platforms. This competition is intensified by an often "syndicated" or "distributed" approach to the purchase of insurance and reinsurance brokerage services, where a client engages multiple brokers to service different portions of the client's account. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to our clients that serve as substitutes for traditional insurance.
In our Consulting segment, we compete for business with numerous consulting firms and similar organizations, many of whom also provide, or are affiliated with firms that provide, accounting, information systems, technology and financial services. Such competitors may be able to offer more comprehensive products and services to potential clients, which may give them a competitive advantage.
In addition, companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge, or consolidate or combine their operations, it may decrease the amount of work that we perform for these clients.
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
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, protests or riots, security breach, cyberattack (including manipulating the control systems of critical infrastructure), power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have significant operations and approximately 3,300 and 5,000 colleagues in those respective locations, and in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks or military conflicts.
Our operations depend in particular upon our ability to protect our technology infrastructure against damage. If a business continuity event occurs, we could lose client or Company data or experience interruptions to our operations or delivery of services to our clients, which could have a material adverse effect. Such risks have increased significantly due to extended remote work accommodations as a result of COVID-19. A cyberattack or other business continuity event affecting us or a key vendor or other third party could result in a significant and extended disruption in the functioning of our information technology systems or operations or our ability to recover data, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. For example, hackers have increasingly targeted companies by attacking internet-connected industrial control and safety control systems. An extended outage could result in the loss of clients and a decline in our revenues. In the worst case, any manipulation of the control systems of critical infrastructure may even result in the loss of life.
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
Acquisitions and Dispositions Risks
We face risks when we acquire businesses.
We have a history of making acquisitions and investments, including a total of 132 in the period from 2013 to 2020. We may not be able to successfully integrate the businesses that we acquire into our own business, or achieve any expected cost savings or synergies from the integration of such businesses. Subject to standard contractual protections, we may also be responsible for legacy liabilities of companies that we acquire. For example, upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019.
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
Financial Risks
If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. As of December 31, 2020, our receivables for our commissions and fees were approximately $4.7 billion, or approximately one-quarter of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.

Macroeconomic or political conditions, such as the impact from COVID-19, could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
We may not be able to obtain sufficient financing on favorable terms.
The maintenance and growth of our business, including our ability to finance acquisitions, the payment of dividends and our ability to make share repurchases rely on our access to capital, which depends in large part on cash flow generated by our business and the availability of equity and debt financing. Certain of our businesses such as GC Securities, a division of MMC Securities, LLC and MMC Securities (Europe) Limited also rely on financings by the Company to fund the underwriting of their client's debt and equity capital raising transactions. We incurred significant debt to finance the JLT Transaction, and there can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms. In addition, our ability to obtain financing will depend in part upon prevailing conditions in credit and capital markets, which are beyond our control.
Our defined benefit pension plan obligations could cause the Company's financial position, earnings and cash flows to fluctuate.
Our defined benefit pension obligations and the assets set aside to fund those obligations are sensitive to certain changes in the financial markets. Any such changes may result in increased pension expense or additional cash payments to fund these plans.
The Company has significant defined benefit pension obligations to its current and former employees, including obligations assumed as part of the JLT Transaction, totaling approximately $19.9 billion, and related plan assets of approximately $19.1 billion, at December 31, 2020 on a U.S. GAAP basis. As part of the JLT Transaction, the Company assumed responsibility for a number of pension plans throughout the world, with $305 million of net pension liabilities as of December 31, 2020 ($1,124 million in liabilities and $819 million of plan assets as of December 31, 2020). The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the United States, contributions to these plans are based on ERISA guidelines. Outside the United States, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustees. Currently, the use of these assumptions results in a lower funded status than determined under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
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

Approximately 53% of our total revenue reported in 2020 was from business outside of the United States. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results may occur due to several factors. These include:
•the number of client engagements during a quarter;
•the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;
•fluctuations in hiring and utilization rates and clients' ability to terminate engagements without penalty;
•potential limitations on the clients or industries we serve resulting from increased regulation or changing stakeholder expectations on ESG issues;
•the impact of changes in accounting standards or in our accounting estimates or assumptions;
•the impact on us or our clients of changes in legislation, regulation and legal guidance or interpretations in the jurisdictions in which we operate, in particular in the U.S. as a result of the change in presidential administrations;
•seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;
•the success of our acquisitions or investments;
•macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in its investments business and certain other business lines are derived from the value of assets under management or administration; and
•general economic conditions, including factors beyond our control affecting economic conditions such as COVID-19 and other global health crisis or pandemics, severe weather, climate change, geopolitical unrest such as protests and riots or other catastrophic events, since our results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.
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
Currently, the Company's senior debt is rated A- by S&P and Baa1 by Moody's. The Company carries a Stable outlook with S&P and a Negative outlook with Moody's.
If we need to raise capital in the future (for example, in order to maintain adequate liquidity, fund maturing debt obligations or finance acquisitions or other initiatives), credit rating downgrades would increase our financing costs, and could limit our access to financing sources. We would also face the risk of a credit rating downgrade if we do not retire or refinance the debt to levels acceptable to the credit rating agencies in a timely manner. Further, a downgrade to a rating below investment-grade could result in greater operational risks through increased operating costs and increased competitive pressures.
We have significantly increased our debt as a result of the JLT acquisition, which could adversely affect our financial flexibility.

As of December 31, 2020, we had total consolidated debt outstanding of approximately $11.3 billion. In 2019 alone, we incurred $6.5 billion of additional debt to finance the JLT acquisition.
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
The current U.S. tax regime makes our results more difficult to predict.
Our effective tax rate may fluctuate in the future as a result of the current U.S. tax regime enacted as part of the 2017 Tax Cuts and Jobs Act (the "TCJA") and the continuing issuance of interpretive guidance related to the TCJA. The TCJA included significant changes in U.S. income tax law that has a meaningful impact on our provision for income taxes and requires significant judgments and estimates in interpretation and calculations. The enacted tax legislation included, among other provisions, limitations on the deductibility of net interest, a tax on Global Intangible Low-Taxed Income ("GILTI"), and the Base Erosion and Anti-Abuse Tax ("BEAT"). Given the significant complexity of the rules, and the potential for additional guidance from U.S. Treasury, the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory authorities, recognized impacts in future periods could be significantly different from our current estimates. Such uncertainty may also result in increased scrutiny from, or disagreements with, tax authorities. In addition, the change in the U.S. presidential administrations in January 2021 may increase the chance for legislative changes to the TCJA provisions. In particular, the Biden Administration has proposed changes to the U.S. statutory tax rate and GILTI which would increase the impact of the provision on our results. As a U.S.-domiciled company, any such increases would have a disproportionate impact on us compared to our foreign-based competitors.
Global Operations
We are exposed to multiple risks associated with the global nature of our operations.
We conduct business globally. In 2020, approximately 53% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees were located outside the United States. The JLT Transaction significantly expanded our non-U.S. operations in jurisdictions such as the U.K., Asia, South America and Australia, and we expect to expand our non-U.S. operations further.
The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:
•economic and political conditions in the countries in which we operate;
•client concentration in certain high-growth countries in which we operate;
•the length of payment cycles and potential difficulties in collecting accounts receivable;
•unexpected increases in taxes or changes in U.S. or foreign tax laws, rulings, policies or related legal and regulatory interpretations, including recent international initiatives to require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by, or cause disagreements with, foreign tax authorities and the potential imposition of new global minimum tax;
•potential transfer pricing-related tax exposures that may result from the flow of funds among our subsidiaries and affiliates in the various jurisdictions in which we operate, or permanent establishments created due to colleagues traveling to and doing work in countries where the company has no presence and which are not properly compensated through transfer pricing;
•our ability to obtain dividends or repatriate funds from our non-U.S. subsidiaries, including as a result of the imposition of currency controls and other government restrictions on repatriation in the jurisdictions in which our subsidiaries operate, fluctuations in foreign exchange rates and the imposition of withholding and other taxes on such payments;
•potential conflicts of interest that may arise as we expand the scope of our businesses and our client base;

•international hostilities, international trade disputes, terrorist activities, natural disasters, pandemics, and infrastructure disruptions;
•local investment or other financial restrictions that foreign governments may impose;
•potential lawsuits, investigations, market studies, reviews or other activity by foreign regulatory or law enforcement authorities or legislatively appointed commissions, which may result in potential modifications to our businesses, related private litigation or increased scrutiny from U.S. or other regulators;
•potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law;
•potential costs and difficulties in complying, or monitoring compliance, with foreign and U.S. laws and regulations that are applicable to our operations abroad, including trade sanctions laws relating to countries such as Cuba, Crimea, Iran, North Korea, Russia, Syria and Venezuela and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010;
•limitations or restrictions that foreign or U.S. governments and regulators may impose on the products or services we sell, the methods by which we sell our products and services and the manner in which and the amounts we are compensated;
•potential limitations or difficulties in protecting our intellectual property in various foreign jurisdictions;
•limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries;
•engaging and relying on third parties to perform services on behalf of the Company; and
•potential difficulties in monitoring employees in geographically dispersed locations.

RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 60% of the Company's total revenue in 2020. Our business in this segment is subject to particular risks.
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
Adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients, as well as allegations of anti-competitive behavior or conflicts of interest more broadly, could have a material adverse effect on our business, results of operations and financial condition.
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. The vast majority of the compensation that Marsh receives is in the form of retail fees and commissions that are paid by the client or paid from premium that is paid by the client. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased in the last several years, both on an underlying basis and through acquisition and represented approximately 5% of Marsh's revenue in 2020. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including services relating to the administration and management of quota shares, panels and other facilities); and (iii) contingent commissions, primarily at MMA and outside the U.S., paid by insurers based on factors such as volume or profitability. These other revenue streams present potential regulatory, litigation and reputational risks that may arise from alleged anti-competitive behavior or conflicts of interest, (including those arising from Guy Carpenter’s role as intermediary and advisor for insurance companies), and future changes in the regulatory environment may impact our ability to collect such revenue. Adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 40% of our total revenue in 2020. Our businesses in this segment are subject to particular risks.
Mercer’s Investments business is subject to a number of risks, including risks related to third-party investment managers, operational risk, conflicts of interest, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s Investments business provides clients with investment consulting and investment management services. As of December 31, 2020, Mercer and its global affiliates had assets under management of approximately $357 billion worldwide. In the investment consulting business, clients make and implement their own investment decisions based upon research prepared or advice provided by Mercer. In its investment management business, Mercer implements the client’s investment policy by engaging, overseeing and making changes to the third-party asset managers who determine which investments to buy and sell. To effect implementation of a client’s investment policy, Mercer may utilize its "manager of managers" investment funds.
Mercer’s Investments business is subject to a number of risks, including risks related to litigation, third-parties, our operations, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s manager research or due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly implement a client’s investment policy or direction, which could cause an incorrect or untimely allocation of client assets among asset managers or strategies. Mercer may also be perceived as recommending certain asset managers to clients, or offering delegated solutions to an investment consulting client, solely to enhance its own compensation. Asset classes may perform poorly, or asset managers may underperform their benchmarks, due to poor market performance, a downturn in the global equity markets, negligence or other reasons, resulting in poor returns or loss of client capital. Changes in the value levels of equity, debt, real assets, commodities, foreign exchange or other asset markets, in particular as a result of a downturn in the global markets, may cause our assets under management, revenue and earnings to decline. These risks, if realized, could result in significant liability and damage our business.
Revenues for the services provided by our Consulting segment may decline for various reasons, including as a result of changes in economic conditions, the value of equity, debt and other asset classes, our clients’ or an industry's financial condition or government regulation or an accelerated trend away from actively managed investments to passively managed investments.
Global economic conditions, particularly the impact of COVID-19 may negatively impact businesses and financial institutions. Many of our clients, including financial institutions, corporations, government entities and pension plans, have reduced expenses, including amounts spent on consulting services, and used internal resources instead of consultants during difficult economic periods. The evolving needs and financial circumstances of our clients may reduce demand for our consulting services and could adversely affect our revenues and profitability. If the economy or markets in which we operate experience weakness or deteriorate, our business, financial condition and results of operations could be materially and adversely affected.
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
The profitability of our Consulting businesses depends in part on ensuring that our consultants maintain adequate utilization rates (i.e., the percentage of our consultants' working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:
•our ability to transition consultants promptly from completed projects to new assignments, and to engage newly-hired consultants quickly in revenue-generating activities;
•our ability to continually secure new business engagements, particularly because a portion of our work is project-based rather than recurring in nature;
•our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;
•our ability to retain key colleagues and consulting professionals;
•unanticipated changes in the scope of client engagements;
•the potential for conflicts of interest that might require us to decline client engagements that we otherwise would have accepted;
•our need to devote time and resources to sales, training, professional development and other non-billable activities;
•the potential disruptive impact of acquisitions and dispositions; and
•general economic conditions.
If the utilization rate for our consulting professionals declines, our profit margin and profitability could decline.
In addition, the profitability of our Consulting businesses depends in part on the prices we are able to charge for our services. The prices we charge are affected by a number of factors, including:
•clients' perception of our ability to add value through our services;
•market demand for the services we provide;
•our ability to develop new services and the introduction of new services by competitors;
•the pricing policies of our competitors;
•the extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us; and
•general economic conditions.
If we are unable to achieve and maintain adequate billing rates for our services, our profit margin and profitability could decline.
Item 1B.   Unresolved Staff Comments.
There are no unresolved comments to be reported pursuant to Item 1B.

Item 2.    Properties.
The Company maintains its corporate headquarters in New York City. We also maintain other offices around the world, primarily in leased space. In certain circumstances we may have space that we sublet to third parties, depending upon our needs in particular locations.
The Company and certain of its subsidiaries own, directly and indirectly through special purpose subsidiaries, a 58% condominium interest covering approximately 900,000 square feet of office space in a 44 story condominium in New York City. This real estate serves as the Company's headquarters and is occupied primarily by the Company and its subsidiaries for general corporate use. The condominium interests are financed by a 30-year mortgage loan that is non-recourse to the Company unless the Company (i) is downgraded below B (stable outlook) by S&P or Fitch or B2 (stable outlook) by Moody's and such downgrade is continuing or (ii) an event of default under the mortgage loan has occurred. The mortgage is secured by a first priority assignment of leases and rents, including the leases which the Company and certain of its subsidiaries entered into with their affiliated special purpose subsidiaries which own the mortgaged condominium interests. The net rent due under those leases in effect services the mortgage debt.
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
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2020 and 2019 and each quarterly period thereof:

	2020 Stock Price Range		2019 Stock Price Range
	High	Low	High	Low
First Quarter	$119.88	$74.33	$94.96	$77.85
Second Quarter	$111.99	$78.95	$100.20	$91.67
Third Quarter	$120.97	$106.83	$103.37	$94.81
Fourth Quarter	$119.31	$102.11	$113.94	$95.00
Full Year	$120.97	$74.33	$113.94	$77.85
There were no repurchases of the Company's common stock during 2020. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of December 31, 2020, the Company remained authorized to repurchase up to approximately $2.4 billion in shares of its common stock. There is no time limit on the authorization.

Item 6.    Selected Financial Data.
Marsh & McLennan Companies, Inc. and Subsidiaries
FIVE-YEAR STATISTICAL SUMMARY OF OPERATIONS

For the Years Ended December 31, (In millions, except per share figures)	2020	2019	2018	2017	2016
Revenue	$17,224	$16,652	$14,950	$14,024	$13,211
Expense:
Compensation and benefits	10,129	9,734	8,605	8,085	7,694
Other operating expenses	4,029	4,241	3,584	3,284	3,086
Operating expenses	14,158	13,975	12,189	11,369	10,780
Operating income (a)	3,066	2,677	2,761	2,655	2,431
Other net benefits credits	257	265	215	201	233
Interest income	7	39	11	9	5
Interest expense	(515)	(524)	(290)	(237)	(189)
Cost of extinguishment of debt	—	(32)	—	—	—
Investment (loss) income	(22)	22	(12)	15	—
Acquisition related derivative contracts	—	(8)	(441)	—	—
Income before income taxes	2,793	2,439	2,244	2,643	2,480
Income tax expense (b)	747	666	574	1,133	685
Income from continuing operations	2,046	1,773	1,670	1,510	1,795
Discontinued operations, net of tax	—	—	—	2	—
Net income before non-controlling interests	2,046	1,773	1,670	1,512	1,795
Less: net income attributable to non-controlling interests	30	31	20	20	27
Net income attributable to the company	$2,016	$1,742	$1,650	$1,492	$1,768
Basic net income per share information:
Net income attributable to the company	$3.98	$3.44	$3.26	$2.91	$3.41
Average number of shares outstanding	506	506	506	513	519
Diluted income per share information:
Net income attributable to the company	$3.94	$3.41	$3.23	$2.87	$3.38
Average number of shares outstanding	512	511	511	519	524
Dividends paid per share	$1.84	$1.74	$1.58	$1.43	$1.30
Return on average equity	23%	22%	22%	22%	27%
Year-end financial position:
Working capital	$1,599	$389	$1,010	$1,300	$802
Total assets	$33,049	$31,357	$21,578	$20,429	$18,190
Long-term debt	$10,796	$10,741	$5,510	$5,225	$4,495
Total equity	$9,260	$7,943	$7,584	$7,442	$6,272
Total shares outstanding (net of treasury shares)	508	504	504	509	514
Other information:
Number of employees	76,000	76,000	66,000	64,000	60,000
Stock price ranges—
U.S. exchanges — High	$120.97	$113.94	$89.59	$86.54	$69.77
— Low	$74.33	$77.85	$74.30	$66.75	$50.81
(a)Includes the impact of net restructuring costs of $89 million, $112 million, $161 million, $40 million, and $44 million in 2020, 2019, 2018, 2017 and 2016, respectively, and JLT integration, restructuring and acquisition related costs of $305 million, $485 million and $12 million in 2020, 2019 and 2018, respectively. 2020 also includes a $161 million JLT legacy E&O provision.
(b)Income tax expense in 2017 includes a $460 million provisional charge related to the enactment of U.S. tax reform.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", appearing under Part II, Item 7 of this report, for discussion of significant items affecting the results of operations in 2020 and 2019.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s 76,000 colleagues advise clients in over 130 countries. With annual revenue over $17 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh advises individual and commercial clients of all sizes on insurance broking and innovative risk management solutions. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver Wyman Group serves as critical strategic, economic and brand advisor to private sector and governmental clients.
The Company conducts business through two segments:
•Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.
•Consulting includes health, wealth and career consulting services and products, and specialized management, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
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
For information on fiscal 2018 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2019.
This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.
Business Update Related To COVID-19
In March 2020, the World Health Organization declared the Coronavirus (COVID-19) a pandemic. The pandemic has impacted essentially every geography in which the Company operates. Governments implemented various restrictions around the world, including closure of non-essential businesses, travel, shelter-in-place requirements for citizens and other restrictions. The Company has taken a number of precautionary steps to safeguard its businesses and colleagues from COVID-19, including implementing travel restrictions, arranging work from home capabilities and flexible work policies.
In the second and third quarters of 2020, the Company began re-opening offices in various locations around the world, while ensuring that it continued to adhere to guidelines and orders issued by national, state and local governments. The timing of additional office re-openings will vary based on the conditions and restrictions in each location. In the fourth quarter, there was a surge in COVID-19 infections in many parts of the world, leading to renewed lock-downs and increased government restrictions. The safety and well-being of our colleagues continues to be our first priority. Several vaccines have been or are in various stages of approval. However, the speed of distribution and the impact on colleagues' ability to return to the office remains uncertain. The vast majority of the Company’s colleagues have continued and will continue working in a remote work environment for most of 2021. The Company expects it will continue its ability to service clients effectively while colleagues remain in a remote work environment.

For the year ended December 31, 2020, the COVID-19 pandemic had an adverse impact on the Company’s revenue growth, primarily in our businesses that are discretionary in nature, which was partly mitigated through disciplined expense management by implementing restrictions on travel and other cost containment measures. However, the ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that it is not able to predict. Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in the "Risk Factors” section of this report.
Acquisition of JLT
On April 1, 2019, the Company completed the acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. In accordance with the terms of the Transaction, JLT shareholders received £19.15 in cash for each JLT share, which valued JLT’s existing share capital at approximately £4.3 billion (or approximately $5.6 billion based on the exchange rate of U.S. $1.31:£1) on the Transaction closing date. As of December 31, 2020, the Company has substantially integrated JLT into all of its business operations.
After the acquisition of JLT, the Company assumed the legal liabilities of JLT’s litigation and regulatory exposures as of April 1, 2019. Please see the "Risk Factors" section of this Annual Report on Form 10-K for risks associated with the acquisition and Note 16 to the consolidated financial statements which discusses certain errors and omission matters related to the acquisition.
JLT's results of operations for the period April 1, 2019 through December 31, 2019 are included in the Company’s results of operations for 2019. In accordance with applicable accounting guidance, JLT's results of operations for the period January 1 through March 31, 2019 and for the year ended 2018 are not included in the Company's results of operations and therefore, affect comparability. The Company’s results for the years ended December 31, 2020 and 2019 were impacted by JLT related acquisition, restructuring and integration costs as well as legacy MMC restructuring programs as discussed in Note 14 to the consolidated financial statements.
Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share figures)	2020	2019	2018
Revenue	$17,224	$16,652	$14,950
Expense
Compensation and benefits	10,129	9,734	8,605
Other operating expenses	4,029	4,241	3,584
Operating expenses	14,158	13,975	12,189
Operating income	$3,066	$2,677	$2,761
Income before income taxes	$2,793	$2,439	$2,244
Net income before non-controlling interests	$2,046	$1,773	$1,670
Net income attributable to the Company	$2,016	$1,742	$1,650
Net income per share attributable to the Company
– Basic	$3.98	$3.44	$3.26
– Diluted	$3.94	$3.41	$3.23
Average number of shares outstanding
– Basic	506	506	506
– Diluted	512	511	511
Shares outstanding at December 31,	508	504	504
Consolidated operating income was $3.1 billion in 2020 compared with $2.7 billion in 2019, reflecting the impact of a 3% increase in revenue and an increase in expenses of 1%. On an underlying basis, revenue increased 1%, reflecting an increase of 3% in Risk & Insurance Services offset by a decrease in Consulting of 2%. On an underlying basis, expenses decreased 2%, reflecting a decrease in JLT integration and restructuring and acquisition-related costs and savings realized from the completion of integration efforts to date. The expense decrease also reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower expenses recoverable from clients. These decreases were partly offset by higher incentive compensation, severance and a JLT legacy E&O provision of $161 million recorded in 2020, which is discussed in Note 16 of the consolidated financial statements.
Income before income taxes increased 14% to $2.8 billion as compared to $2.4 billion in 2019, reflecting the change in operating income discussed in the preceding paragraph, partially offset by lower investment income.
Diluted earnings per share increased 16% to $3.94 in 2020 compared with $3.41 in 2019. This increase is a result of the factors discussed above, and a lower effective tax rate in 2020.
Risk and Insurance Services operating income increased $513 million, or 28%, in 2020 compared with 2019. Revenue increased 8%, reflecting increases of 3% on an underlying basis and 1% from acquisitions, partly offset by a 1% decrease from the impact of foreign currency translation. Expense increased 3% reflecting decreases of 2% on an underlying basis and 1% from the impact of foreign currency translation, partly offset by an increase of 2% from acquisitions. The decrease in underlying expenses is primarily due to lower JLT integration, restructuring and acquisition related costs and savings realized from the completion of integration efforts to date. The decrease also reflects lower travel and entertainment and meeting costs resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19, partly offset by higher severance.
Consulting operating income decreased $216 million, or 18%, to $1.0 billion in 2020 compared with 2019, reflecting the impact of a decrease in revenue of 2% and an increase in expense of 1%. Revenue decreased 2% on an underlying basis and 1% from the impact of dispositions. On an underlying basis, expense increased 1% primarily due to a JLT legacy E&O provision of $161 million recorded in 2020, higher JLT integration and restructuring related costs as well as higher severance, partly offset by lower travel, entertainment and meeting costs resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower expenses recoverable from clients.
The following chart summarizes the activity related to the restructuring and noteworthy items discussed in more detail below:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Restructuring costs, excluding JLT	$89	$112	$161
JLT integration and restructuring costs	251	335	—
JLT acquisition related costs	54	150	12
JLT legacy E&O provision	161	—	—
Impact on operating income	555	597	173
Change in fair value of acquisition related derivative contracts	—	8	441
Pension settlement charges	3	7	42
Early extinguishment of JLT debt	—	32	—
JLT related interest income - pre-acquisition	—	(25)	—
JLT related interest expense - pre-acquisition	—	53	30
Investment and impairment loss	—	—	83
Impact on income before taxes	$558	$672	$769

In 2020, 2019 and 2018, the Company’s results of operations and earnings per share were impacted by the following items:
•Restructuring costs, excluding JLT: Includes severance, adjustments to restructuring liabilities for future rent under non-cancellable leases and other real estate exit costs, and restructuring costs related to the integration of recent acquisitions. These costs are discussed in more detail in Note 14 of the consolidated financial statements.
•JLT integration and restructuring costs: Includes severance, lease related exit costs as well as consulting costs from the JLT Transaction. These costs are discussed in more detail in Note 14 of the consolidated financial statements.
•JLT acquisition related costs: Includes advisor fees and stamp duty taxes related to the closing of the JLT Transaction and retention costs. Also includes the loss on the sale of JLT's aerospace business, which is included in revenue.
•JLT legacy E&O provision: In 2020, reflects a provision for a legacy JLT E&O relating to suitability of financial advice provided to individuals for defined benefit pension transfers. This provision is discussed in more detail in Note 16 of the consolidated financial statements.
•Change in fair value of acquisition related derivatives: In connection with the JLT Transaction, to hedge the risk of appreciation of the GBP-denominated purchase price relative to the U.S. dollar, in September 2018, the Company entered into a deal contingent foreign exchange contract (the "FX Contract") to, solely upon consummation of the JLT Transaction, purchase £5.2 billion and sell a corresponding amount of U.S. dollars at a contracted exchange rate. The FX Contract is discussed in Note 11 to the consolidated financial statements. An unrealized loss of $325 million related to the fair value changes to this derivative was recognized in the consolidated statement of income for the year ended December 31, 2018, largely due to the depreciation of the GBP from September 2018. In 2019, the Company recorded a gain of $31 million upon final settlement of the FX Contract.
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
•JLT related interest income and expense: To secure funding for the Transaction, the Company entered into a bridge loan agreement with aggregate commitments of £5.2 billion in September 2018. The Company paid the customary upfront fees related to the bridge loan, which were amortized as interest expense based on the period of time the facility was expected to be in effect. The Company recorded interest expense of approximately $30 million for the year ended December 31, 2018 related to the amortization of the bridge loan fees and an additional $6 million in 2019 upon termination of the bridge loan agreement in connection with the closing of the JLT Transaction. The Company recorded approximately $47 million of interest expense related to the senior notes issued in the first quarter of 2019 and $25 million of interest income from the investment of the proceeds prior to the closing of the JLT Transaction.

•Investment loss-Alexander Forbes ("AF"): The Company recorded an impairment charge of $83 million in the 2018 consolidated statement of income for an other than temporary decline in the value of the investment. During 2020, the Company sold approximately 242 million shares of the common stock of AF. Upon completion of the sales of these shares, the investment in AF was accounted at fair value, with investment gains and losses recorded as investment income (loss) in the consolidated statement of income.
•Pension settlement charge: The Defined Benefit Pension Plans in the U.K. and certain other countries allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy in accordance with applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the sum of service cost plus interest cost components of net period pension cost of a plan for the year ("settlement thresholds"). The amount of lump sum payments in 2018 exceeded the settlement thresholds in two of the U.K. plans. The Company recorded non-cash settlement charges, primarily related to these plans of $42 million for the year ended December 31, 2018, of which approximately 90% impacted Risk and Insurance Services. In 2020 and 2019, the Company recorded $3 million and $7 million, respectively, of non-cash pension settlement charges related to certain of its non U.S. plans.
JLT Integration and Restructuring Costs
The Company is completing its integration of JLT, which is discussed in more detail in Note 14 to the consolidated financial statements. The costs incurred in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization and technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. The Company incurred costs of $251 million in 2020 and $335 million in 2019 and expects the remaining costs of $139 million to be incurred in 2021 of which $134 million will be cash expenditures. Through December 31, 2020, the Company has exceeded the initial estimated savings of $350 million. The Company now expects approximately $425 million of annualized savings when the integration is completed in 2021.

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
The calculation of underlying revenue growth for the year ended December 31, 2020 as compared to 2019, is calculated as if MMC and JLT were a combined company as of January 1, 2019, but excludes the impact of currency and other acquisitions, dispositions, and transfers among businesses. Combined prior year revenue information for MMC and JLT for the year ended December 31, 2019 are presented below. The unaudited 2019 JLT revenue amounts in the "2019 including JLT" column reflect historical JLT revenue information following IFRS, adjusted to conform with U.S. GAAP and the Company's specific accounting policies, primarily related to development of constraints and subsequent release of those constraints related to the reinsurance business. The decrease in revenue due to the disposal of JLT's Aerospace business is reflected in the acquisitions/dispositions column beginning in June 2019, when the sale was completed. See the reconciliation of non-GAAP measures within MD&A. All other acquisitions/dispositions activity is included in the acquisitions/dispositions column. Underlying expense growth is calculated in a similar manner.
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment are as follows:

	Year Ended December 31,			2019 Including JLT	% Change Including JLT in 2019	Components of Revenue Change Including JLT*
(In millions, except percentage figures)	2020	2019	% Change GAAP Revenue			Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$8,595	$8,014	7%	$8,246	4%	(1)%	2%	3%
Guy Carpenter	1,696	1,480	15%	1,598	6%	—	—	6%
Subtotal	10,291	9,494	8%	9,844	5%	(1)%	1%	4%
Fiduciary Interest Income	46	105		110
Total Risk and Insurance Services	10,337	9,599	8%	9,954	4%	(1)%	1%	3%
Consulting
Mercer	4,928	5,021	(2)%	5,094	(3)%	—	(2)%	(1)%
Oliver Wyman Group	2,048	2,122	(3)%	2,122	(3)%	—	—	(4)%
Total Consulting	6,976	7,143	(2)%	7,216	(3)%	—	(1)%	(2)%
Corporate/Eliminations	(89)	(90)		(90)
Total Revenue	$17,224	$16,652	3%	$17,080	1%	—	—	1%

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,			2019 Including JLT	% Change Including JLT in 2019	Components of Revenue Change Including JLT*
(In millions, except percentage figures)	2020	2019	% Change GAAP Revenue			Currency Impact	Acquisitions/ Dispositions/ Other	Underlying Revenue
Marsh:
EMEA	$2,575	$2,482	4%	$2,589	(1)%	—	—	—
Asia Pacific	1,059	953	11%	1,019	4%	—	—	4%
Latin America	424	460	(8)%	483	(12)%	(10)%	(5)%	3%
Total International	4,058	3,895	4%	4,091	(1)%	(1)%	(1)%	1%
U.S./Canada	4,537	4,119	10%	4,155	9%	—	4%	5%
Total Marsh	$8,595	$8,014	7%	$8,246	4%	(1)%	2%	3%
Mercer:
Wealth	2,348	2,369	(1)%	2,422	(3)%	—	(2)%	(1)%
Health	1,793	1,796	—	1,815	(1)%	(1)%	(2)%	2%
Career	787	856	(8)%	857	(8)%	—	—	(8)%
Total Mercer	$4,928	$5,021	(2)%	$5,094	(3)%	—	(2)%	(1)%
* Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue was $17 billion in 2020, an increase of 3%, or 1% on an underlying basis. Revenue in the Risk and Insurance Services segment increased 8% in 2020 compared with 2019, or 3% on an underlying basis. Revenue increased 3% and 6% on an underlying basis at Marsh and Guy Carpenter, respectively, as compared with 2019. The Consulting segment's revenue decreased 2% compared with 2019, as well as on an underlying basis. Revenue decreased 1% and 4% on an underlying basis at Mercer and Oliver Wyman Group, respectively, as compared with 2019.
Operating Expense
Consolidated operating expenses increased 1% in 2020 compared with 2019. Expenses decreased 2% on an underlying basis, reflecting a decrease in JLT integration and restructuring and acquisition-related costs, and savings realized from the completion of integration efforts to date. The decrease also reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower expenses recoverable from clients. These decreases were partly offset by a JLT legacy E&O provision of $161 million recorded in 2020, higher incentive compensation and severance.
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
Marsh and Guy Carpenter are compensated for brokerage and consulting services primarily through fees paid by clients or commissions paid out of premiums charged by insurance and reinsurance companies. Commission rates vary in amount depending upon the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer and the capacity in which the broker acts and negotiates with clients. Revenues can be affected by premium rate levels in the insurance/reinsurance markets, the amount of risk retained by insurance and reinsurance clients themselves and by the value of the risks that have been insured since commission-based compensation is frequently related to the premiums paid by insureds and reinsureds. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required and service provided by the Company and ultimately, the extent of the risk placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.
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
The results of operations for the Risk and Insurance Services segment are presented below:

(In millions of dollars, except percentages)	2020	2019	2018
Revenue	$10,337	$9,599	$8,228
Compensation and benefits	5,690	5,370	4,485
Other operating expenses	2,301	2,396	1,879
Operating expenses	7,991	7,766	6,364
Operating income	$2,346	$1,833	$1,864
Operating income margin	22.7%	19.1%	22.7%

Revenue
Revenue in the Risk and Insurance Services segment increased 8% in 2020 compared with 2019. Revenue grew 3% on an underlying basis and 1% from the impact of acquisitions, partly offset by a 1% decrease related to the impact of foreign currency translation.
In Marsh, revenue increased 3% on an underlying basis and 2% from the impact of acquisitions, partly offset by a 1% decrease from the impact of foreign currency translation. U.S./Canada had underlying revenue growth of 5%. International operations increased 1% on an underlying basis, reflecting increases of 4% in Asia Pacific and 3% in Latin America, while EMEA was flat compared to prior year.
Guy Carpenter’s revenue increased 15% to $1.7 billion in 2020 compared with 2019, or 6% on an underlying basis.
Fiduciary interest income was $46 million in 2020 compared with $105 million in 2019. The decrease in 2020 compared to 2019 reflects the impact of lower interest rates partially offset by a higher level of average invested funds.
The Risk and Insurance Services segment completed seven acquisitions during 2020. Information regarding those acquisitions is included in Note 5 to the consolidated financial statements.
Expense
Expense in the Risk and Insurance Services segment increased 3% in 2020 compared with 2019, reflecting decreases of 2% on an underlying basis and 1% from the impact of foreign currency, partly offset by a 2% increase from acquisitions. The decrease in underlying expense reflects lower JLT integration, restructuring and acquisition related costs and savings realized from the completion of integration efforts to date. The decrease also reflects lower travel and entertainment and meeting costs resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower base salaries. These decreases are partly offset by higher incentive compensation and severance.

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
The results of operations for the Consulting segment are presented below:

(In millions of dollars, except percentages)	2020	2019	2018
Revenue	$6,976	$7,143	$6,779
Compensation and benefits	3,995	3,934	3,760
Other operating expenses	1,987	1,999	1,920
Operating expenses	5,982	5,933	5,680
Operating income	$994	$1,210	$1,099
Operating income margin	14.3%	16.9%	16.2%

Revenue
Consulting revenue in 2020 decreased 2% compared with 2019, reflecting decreases of 2% on an underlying basis and 1% from the impact of dispositions.
Mercer's revenue in 2020 decreased 1% on an underlying basis and 2% from the impact of dispositions. The decrease in underlying revenue reflects decreases in both Career of 8% and Wealth of 1% partly offset by an increase in Health of 2%. Oliver Wyman Group’s revenue decreased 3% in 2020 compared with 2019, or 4% on an underlying basis.
Expense
Consulting expense in 2020 increased 1% compared with 2019. This reflects an increase of 1% on an underlying basis and a decrease of 1% from the impact of dispositions. The increase in underlying expense reflects a JLT legacy E&O provision of $161 million recorded in 2020, higher JLT integration and restructuring costs as well as higher base salaries, incentive compensation and severance. These increases were partly offset by lower travel, entertainment and meeting costs resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower expenses recoverable from clients.
Corporate and Other
Corporate expense in 2020 was $274 million compared with $366 million in 2019. Expenses decreased 17% on an underlying basis due to lower acquisition, integration and restructuring costs primarily related to the JLT Transaction and savings realized from the completion of integration efforts to date, partly offset by higher base salaries.
Other Corporate Items
Interest
Interest income earned on corporate funds amounted to $7 million in 2020 compared with $39 million in 2019. During the first quarter of 2019, the Company issued approximately $6.5 billion of senior notes related to the JLT acquisition. The funds were held in escrow and released for payment in April 2019, when the acquisition was completed. The decrease in interest income from the prior year is primarily due to interest earned on these funds in 2019. Interest expense in 2020 was $515 million compared with $524 million in 2019. The decrease in interest expense was primarily due to the impact of lower average interest rates on borrowings.
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
The Company recorded a net investment loss of $22 million in 2020, primarily due to the loss from the sale of shares of AF during the second quarter of 2020. The Company recorded net investment income of $22 million in 2019 which included gains of $10 million related to mark-to-market changes to equity securities and gains of $12 million related to investments in private equity funds and other investments.
Income Taxes
The Company completed the JLT Transaction on April 1, 2019. During 2020, the integration of this global organization required intercompany transfers of acquired entities into the Company's country structures and the combination of those entities within the equivalent Company businesses. The integration transactions were designed to be tax efficient. The Company's global effective tax rate on JLT's earnings was reduced compared to JLT's pre-acquisition tax rate by utilizing debt for the restructuring transactions to be capital efficient, and reducing the generation of post-acquisition tax losses by merging historically unprofitable JLT entities with profitable Company operations. Provisions for deferred taxes and uncertain tax positions were established as part of the purchase price allocation as of April 1, 2019.
The broader JLT organization is now held under the Company's legal entity structure, which makes it part of a U.S.-based multinational company and subjects it to full U.S. taxation.
The Company's consolidated effective tax rate was 26.7%, 27.3%, and 25.6% in 2020, 2019, and 2018, respectively. The rates in all periods reflect the effects of tax planning and the ongoing impact of the Tax Cuts and Jobs Act ("TCJA"), including regulatory and other guidance as it became available. The tax rate in 2020 includes a valuation allowance for certain tax credits, the impact of uncertain tax positions, and certain tax planning benefits. The 2019 rate reflects items related to the JLT acquisition, including non-deductible goodwill allocated to the sale of Aerospace and non-deductible expenses incurred in relation to the JLT acquisition. The 2018 rate includes the effect of a charge related to the Company’s investment in AF as discussed in Note 1. The tax rates in all periods reflect the impact of discrete tax matters, tax legislation, and nontaxable adjustments to contingent acquisition consideration.
The effective tax rate may vary significantly from period to period for the foreseeable future. The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower tax rates. A shift in the mix of profits among jurisdictions can also affect the effective tax rate. In 2020, pre-tax income in Barbados, Canada, Ireland, Australia, Japan and Germany accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 1%, 27%, 15%, 23%, 33.7%, and 32% respectively.
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
As a U.S. domiciled parent holding company, the Company is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. The Company’s interest expense deductions are not currently limited. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the U.S. Some of these expenses may not be deductible in the U.S., which may impact the effective tax rate.
The quasi-territorial tax regime provides an opportunity for the Company to repatriate foreign earnings more tax efficiently and there is less incentive for permanent reinvestment of these earnings. However, permanent reinvestment continues to be a component of the Company’s global capital strategy. The Company continues to evaluate its global investment and repatriation strategy in light of our capital requirements and potential costs of repatriation.
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
Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to stockholders, repurchase its shares and pay corporate expenses. The Company can also provide financial support to its operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities in financing cash flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At December 31, 2020, the Company had approximately $789 million of cash and cash equivalents in its foreign operations, which includes $249 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. In general, the Company has determined that its permanent reinvestment assertions, in light of the enactment of the TCJA, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During 2020, the Company recorded foreign currency translation adjustments which increased net equity by $559 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries. Conversely, strengthening of the U.S. dollar against foreign currencies would decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.

Operating Cash Flows
The Company generated $3.4 billion of cash from operations in 2020 and $2.4 billion in 2019. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension-Related Items
Contributions
During 2020, the Company contributed $65 million to its U.S. pension plans and $78 million to non-U.S. pension plans compared to contributions of $35 million to U.S. plans and $87 million to non-U.S. plans in 2019.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. In 2020, the Company made $30 million of contributions to non-qualified plans and $35 million to its qualified plans. The Company expects to contribute approximately $37 million to its U.S. pension plans in 2021, including $7 million to the U.S. qualified plans to meet ERISA funding requirements and $30 million to its non-qualified plans.
The Company contributed $34 million to its U.K. plans in 2020, including an expense allowance of approximately $5 million. The Company's contributions to its U.K. plans in 2021 are expected to be approximately $47 million, including an expense allowance of $16 million.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2020. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status compared to U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. For the MMC U.K. Pension Fund, a new agreement was reached with the trustee in the fourth quarter of 2019 based on the surplus funding position at December 31, 2018. In accordance with the agreement, no deficit funding is required until 2023. The funding level will be re-assessed during 2022 to determine if contributions are required in 2023. In order to have greater influence over asset allocation and overall investment decisions, in November 2019, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.

In addition, in the U.K., the Company assumed responsibility for JLT's Pension Scheme ("JLT U.K. plan"). We currently expect to pay $29 million of deficit funding in 2021, although we will also reach a new funding agreement with the trustee during 2021.
In the aggregate, the Company expects to contribute approximately $87 million to its non-U.S. defined benefit plans in 2021, comprising approximately $40 million to plans outside of the U.K. and $47 million to the U.K. plans.
Changes to Pension Plans
As part of the JLT Transaction, the Company assumed responsibility for a number of pension plans throughout the world, the most significant of which is the JLT U.K. plan. The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the scheme are held in a trustee administered fund separate from the Company.
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $2.4 billion and $3.5 billion at December 31, 2020 for the U.S. plans and non-U.S. plans, respectively, compared with losses of $2.1 billion and $3.1 billion at December 31, 2019. The increases in both the U.S. and non-U.S. plans was primarily due to a decrease in the discount rate used to measure plan liabilities partly offset by an increase in asset values. In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities in 2020 and 2019 decreased in the U.S. and U.K. (the Company's largest plans) following increases in the U.S. and the U.K. in 2018. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. During 2020, the Company's defined benefit pension plan assets had gains of 13.1% and 12.0% in the U.S. and U.K., respectively, as compared to gains of 21.4% and 13.1% in the U.S. and U.K., respectively, in 2019. During 2018, the Company's defined benefit pension plan assets had losses of 7.4% in the U.S. and 1.0% in the U.K.
Overall, based on the measurement at December 31, 2020, total benefit credits related to the Company’s defined benefit plans are expected to increase in 2021 by approximately $22 million compared to 2020, reflecting an increase in non-U.S. plans of approximately $31 million, offset by a decrease in U.S. plans of $9 million.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed below under Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 8 to the consolidated financial statements.
Financing Cash Flows
Net cash used for financing activities was $1.9 billion in 2020 compared with $3.3 billion provided by financing activities in 2019.
Credit Facilities
The Company and certain of its foreign subsidiaries have a multi-currency five-year unsecured revolving credit facility of $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Company borrowed $1 billion under this facility in the first quarter of 2020, which was repaid in full during the second quarter of 2020. There were no borrowings outstanding under this facility at December 31, 2020.
In January 2020, the Company entered into two new term loan facilities: a $500 million one-year facility and a $500 million two-year facility. In the first quarter of 2020, the Company borrowed $1 billion against these facilities. During the third quarter of 2020, the Company repaid $500 million of borrowings from its one-year facility. In December 2020, the Company repaid $500 million of borrowings from the two year facility. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.
In April 2020, the Company entered into a new 364 day $1 billion unsecured revolving credit facility with a term out option after one year. The facility has similar coverage and leverage ratios as the multi-currency five-year unsecured revolving credit facility. The Company had no borrowings outstanding under this facility at December 31, 2020.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $573 million at December 31, 2020 and $598 million at December 31, 2019. There were no outstanding borrowings under these facilities as of December 31, 2020 or as of December 31, 2019.
Debt
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper were used for general corporate purposes. The Company had no commercial paper outstanding at December 31, 2020.

In December 2020, the Company repaid $700 million of maturing Senior Notes and $300 million of floating rate notes with an original maturity of December 2021.
In May 2020, the Company issued $750 million of 2.250% Senior Notes due 2030. The Company used the net proceeds from this offering to pay outstanding borrowings under the revolving credit facility.
In March 2020, the Company repaid $500 million of maturing Senior Notes.
In September 2019, the Company repaid $300 million of maturing Senior Notes.
During 2019, the Company issued approximately $6.5 billion of Senior Notes to primarily fund the acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness, as well as for general corporate purposes.
In connection with the closing of the JLT Transaction, the Company assumed approximately $1 billion of historical JLT indebtedness, which it repaid during 2019. The Company incurred debt extinguishment costs of $32 million in regard to the repayment of this debt.
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by Standard & Poor's and P-2 by Moody's. The Company carries a Stable outlook with S&P and a Negative outlook with Moody's.
Share Repurchases
The Company did not repurchase any shares of its common stock during 2020. In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. As of December 31, 2020, the Company remained authorized to purchase shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on this authorization.
During 2019, the Company repurchased 4.8 million shares of its common stock for total consideration of $485 million at an average price per share of $100.48.
Dividends
The Company paid total dividends of $943 million in 2020 ($1.84 per share), $890 million in 2019 ($1.74 per share) and $807 million in 2018 ($1.58 per share).
Contingent Payments Related To Acquisitions
During 2020, the Company paid $102 million of contingent payments related to acquisitions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $54 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $48 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $243 million for acquisitions completed in 2020 and in prior years are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2020. The Company paid deferred purchase consideration related to prior years' acquisitions of $68 million and $43 million for the years ended December 31, 2020 and 2019, respectively, that is reflected as financing cash flows. Remaining deferred cash payments of approximately $241 million are included in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at December 31, 2020.
In 2019, the Company paid $63 million of contingent payments related to acquisitions made in prior periods, of which $22 million was reported as financing cash flows and $41 million as operating cash flows.
Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion Senior Notes, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes increased by $124 million during 2020 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the year ended December 31, 2020.
JLT Fair Value Debt Derivative Contracts
Prior to the JLT Transaction closing, a significant portion of JLT's outstanding senior notes were denominated in U.S. dollars. In order to hedge its exposure against the risk of fluctuations between the British Pound ("GBP") and the U.S. dollar, JLT entered into foreign exchange and interest rate swaps, which were designated as fair value hedges. In June 2019, the Company redeemed these U.S. dollar denominated senior notes and settled the related derivative contracts. Both the change in fair value of the debt and the change in fair value of the derivative contracts were recorded in the consolidated statement of income in the second quarter of 2019. The Company received approximately $112 million upon settlement of these derivative contracts.
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
Foreign Exchange Contract on Euro Debt Issuance
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 13 for additional information related to the Euro senior note issuances. In connection with the senior note issuances of €1.1 billion, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. This forward exchange contract was settled in March 2019 and the Company recorded a charge of $7 million in the first quarter of 2019 related to the settlement of this contract.
Treasury Locks on Senior Notes
In connection with the JLT Transaction and to hedge the risk of increases in future interest rates prior to its issuance of senior notes, the Company entered into treasury locks related to $2 billion of the expected debt in the fourth quarter of 2018. The fair value at December 31, 2018 was based on the published treasury rate plus forward premium as of December 31, 2018 compared to the all in rate at the inception of the contract. The contracts were not designated as an accounting hedge. The Company recorded an unrealized loss of $116 million related to the change in the fair value of these derivatives in the consolidated statement of income for the year ended December 31, 2018. In January 2019, upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counter party for $122 million.

Investing Cash Flows
Net cash used for investing activities amounted to $814 million in 2020 compared with $5.7 billion used for investing activities in 2019.
The Company paid $668 million and $5.5 billion, net of cash acquired, for acquisitions it made during 2020 and 2019, respectively.
During 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $98 million.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of AF, a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares, and in May 2020, sold an additional 193 million shares, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at December 31, 2020. Upon completion of the sale of shares in May 2020, the investment in AF was accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income.
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
The Company’s additions to fixed assets and capitalized software, which amounted to $348 million in 2020 and $421 million in 2019, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities and software development costs.
The Company has commitments for potential future investments of approximately $46 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2020:

	Payment due by Period
Contractual Obligations (In millions of dollars)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$517	$517	$—	$—	$—
Long-term debt	10,866	—	1,135	2,135	7,596
Interest on long-term debt	5,454	461	821	674	3,498
Net operating leases	2,570	410	711	544	905
Service agreements	344	197	101	36	10
Other long-term obligations	558	182	329	47	—
Total	$20,309	$1,767	$3,097	$3,436	$12,009
The above does not include the liability for unrecognized tax benefits of $98 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $20 million that may become payable during 2021.
The above does not include the remaining transitional tax payments related to the TCJA of $64.5 million.
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
Legal and Other Loss Contingencies
The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). GAAP requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgment is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
The Company recognizes the funded status of its over-funded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income ("AOCI"), net of tax, in the Company’s consolidated balance sheets. The gains and losses that exceed specified corridors, 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets, are amortized prospectively out of AOCI over a period that approximates the remaining life expectancy of participants in plans where substantially all participants are inactive or the average remaining service period of active participants for plans with active participants. The vast majority of unrecognized losses relate to inactive plans and are amortized over the remaining life expectancy of the participants.
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
The target asset allocation for the U.S. plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2020, the actual allocation for the U.S. plans was 64% equities and equity alternatives and 36% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 81% of non-U.S. plan assets, is 32% equities and equity alternatives and 68% fixed income. At the end of 2020, the actual allocation for the U.K. plans was 33% equities and equity alternatives and 67% fixed income.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The table below shows the weighted average assumed rate of return and the discount rate at the December 31, 2020 measurement date (for measuring pension expense in 2021) for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed rate of return on plan assets	4.72%	7.02%	3.89%
Discount rate	1.92%	2.73%	1.49%
Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 85% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions of dollars)	U.S.	U.K.	U.S.	U.K.
Assumed rate of return on plan assets	$(23)	$(51)	$23	$51
Discount Rate	$3	$5	$(4)	$(8)
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

Income Taxes
Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process:
•First, the Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.
•The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50-percent likely of being realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company’s accounting policy follows the portfolio approach that leaves stranded income tax effects in AOCI.
Certain items are included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as non-deductible expenses, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities, which are measured at existing tax rates. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. The Company also considers tax planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior period tax filings in jurisdictions that allow for the carry back of tax attributes pursuant to the applicable tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.
Fair Value Determinations
Goodwill Impairment Testing – The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. In 2020, the Company elected to perform a qualitative impairment assessment. As part of its assessment, the Company considered numerous factors, including:
•that the fair value of each reporting unit exceeds its carrying value by a substantial margin based on its most recent quantitative assessment in 2019;
•whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units;
•macroeconomic conditions and their potential impact on reporting unit fair values;
•actual performance compared with budget and prior projections used in its estimation of reporting unit fair values;
•industry and market conditions;
•and the year-over-year change in the Company’s share price.
The Company completed its qualitative assessment in the third quarter of 2020 and concluded that a quantitative goodwill impairment test was not required in 2020 and that goodwill was not impaired.
Share-Based Payment
The accounting guidance for share-based payments requires, among other things, that the estimated grant date fair value of stock options be charged to earnings. Significant management judgment is required to determine the appropriate assumptions for inputs such as volatility and expected term necessary to estimate option values. In addition, management judgment is required to analyze the terms of the plans and awards granted thereunder to determine if awards will be treated as equity awards or liability awards, as defined by the accounting guidance.
As of December 31, 2020, there was $17.5 million of unrecognized compensation cost related to stock option awards. The weighted-average period over which the costs are expected to be recognized is 1.23 years. Also as of December 31, 2020, there was $347.7 million of unrecognized compensation cost related to the Company’s restricted stock, restricted stock unit and performance stock unit awards. The weighted-average period over which that cost is expected to be recognized is approximately 1 year.
See Note 9 to the consolidated financial statements for additional information regarding accounting for share-based payments.
Investments and Derivatives
Although not directly recorded in the Company’s consolidated balance sheets, the Company's defined benefit pension plans hold investments of approximately $19.1 billion, which include private equity and other non-liquid investments. The fair value of the plan investments determines, in part, the over-or under-funded status of those plans, which is included in the Company’s consolidated balance sheets. The Company also has minority positions in certain equity securities (primarily Alexander Forbes), which are accounted for at fair value with gains or losses recorded as investment gains or losses in the consolidated statement of income. The Company also has approximately $111 million of investments in private equity funds accounted for using the equity method of accounting.
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
In connection with the JLT Transaction, the Company entered into several derivative contracts, described in Note 11 to the consolidated financial statements. These derivative contracts are recorded at fair value at the end of each period, with the change in fair value recorded in the consolidated statements of income. Prior to their settlement, determination of the fair value of these contracts, in particular the deal contingent foreign exchange contract, required significant management judgments or estimates about the potential closing dates of the transaction and remaining value of the deal contingency feature. All derivative contracts related to the JLT Transaction were settled during 2019.
Purchase Price Allocation
Assets acquired and liabilities assumed, including contingent consideration, as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. These estimates directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods.
New Accounting Pronouncements
Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading "New Accounting Pronouncements".
Reconciliation of Non-GAAP Measures
On April 1, 2019, the Company completed its acquisition of JLT. JLT's results of operations for the year ended December 31, 2020 are included in the Company’s results of operations. JLT's results of operations for the three months ending March 31, 2019 are not included in the Company's results of operations for the twelve month period ended December 31, 2019. Prior to being acquired by the Company, JLT operated in three segments, Specialty, Reinsurance and Employee Benefits. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included within Guy Carpenter and the majority of the JLT Employee Benefits business is included in Mercer Health and Wealth.
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
The MMC revenue amounts are as previously reported by the Company in its annual filing of Form 10-K for the year ended December 31, 2019. JLT 2019 revenue information is derived using the same policies and adjustments as the "JLT Supplemental Information - Revenue Analysis" furnished to the SEC on June 6, 2019 on Form 8-K, which is not incorporated by reference in this Form 10-K, and includes the revenue from JLT’s aerospace business.

(In millions)	For the Year Ended December 31, 2019
MMC As Previously Reported
Risk & Insurance Services
Marsh	$8,014
Guy Carpenter	1,480
Subtotal	9,494
Fiduciary interest income	105
Total Risk & Insurance Services	9,599
Consulting
Mercer	5,021
Oliver Wyman Group	2,122
Total Consulting	7,143
Corporate eliminations	(90)
Total revenue	$16,652
JLT 2019
Specialty (Marsh)	$232
Reinsurance (Guy Carpenter)	118
Employee Benefits (Mercer)	73
Subtotal	423
Fiduciary interest income	5
Total Revenue	$428
2019 including JLT
Marsh	$8,246
Guy Carpenter	1,598
Subtotal	9,844
Fiduciary interest income	110
Total Risk & Insurance Services	9,954
Consulting
Mercer	5,094
Oliver Wyman Group	2,122
Total Consulting	7,216
Corporate eliminations	(90)
Total revenue including JLT	$17,080

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
Interest Rate Risk and Credit Risk
Interest income generated from the Company’s cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	December 31, 2020
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$2,089
Fiduciary cash and investments	$8,585
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 3 basis points, over the full year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2020, the Company estimates net operating income would increase or decrease by approximately $39 million. The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk & Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $72 million that are valued using readily determinable fair values and approximately $33 million of investments without readily determinable fair values. The Company also has investments of approximately $280 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The

Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At December 31, 2020, the Company owns approximately 14% of the common stock of AF, a South African company listed on the Johannesburg Stock Exchange. The investment in AF is accounted at fair value, with unrealized gains and losses recorded as investment income in the consolidated statement of income. The fair value of this investment at December 31, 2020 was approximately $54 million.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 16 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements included in this report.

Item 8.    Financial Statements and Supplementary Data
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share figures)	2020	2019	2018
Revenue	$17,224	$16,652	$14,950
Expense:
Compensation and benefits	10,129	9,734	8,605
Other operating expenses	4,029	4,241	3,584
Operating expenses	14,158	13,975	12,189
Operating income	3,066	2,677	2,761
Other net benefits credits	257	265	215
Interest income	7	39	11
Interest expense	(515)	(524)	(290)
Cost of extinguishment of debt	—	(32)	—
Investment (loss) income	(22)	22	(12)
Acquisition related derivative contracts	—	(8)	(441)
Income before income taxes	2,793	2,439	2,244
Income tax expense	747	666	574
Net income before non-controlling interests	2,046	1,773	1,670
Less: Net income attributable to non-controlling interests	30	31	20
Net income attributable to the Company	$2,016	$1,742	$1,650
Net income per share attributable to the Company
– Basic	$3.98	$3.44	$3.26
– Diluted	$3.94	$3.41	$3.23
Average number of shares outstanding
– Basic	506	506	506
– Diluted	512	511	511
Shares outstanding at December 31,	508	504	504
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2020	2019	2018
Net income before non-controlling interests	$2,046	$1,773	$1,670
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	559	148	(529)
Loss related to pension and post-retirement plans	(784)	(702)	(91)
Other comprehensive loss, before tax	(225)	(554)	(620)
Income tax credit on other comprehensive loss	(170)	(146)	(30)
Other comprehensive loss, net of tax	(55)	(408)	(590)
Comprehensive income	1,991	1,365	1,080
Less: Comprehensive income attributable to non-controlling interests	30	31	20
Comprehensive income attributable to the Company	$1,961	$1,334	$1,060

The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share figures)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,089	$1,155
Receivables
Commissions and fees	4,679	4,608
Advanced premiums and claims	112	123
Other	677	645
	5,468	5,376
Less-allowance for credit losses	(142)	(140)
Net receivables	5,326	5,236
Other current assets	740	677
Total current assets	8,155	7,068
Goodwill	15,517	14,671
Other intangible assets	2,699	2,774
Fixed assets, net	856	858
Pension related assets	1,768	1,632
Right of use assets	1,894	1,921
Deferred tax assets	702	676
Other assets	1,458	1,757
	$33,049	$31,357
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$517	$1,215
Accounts payable and accrued liabilities	3,050	2,746
Accrued compensation and employee benefits	2,400	2,197
Current lease liabilities	342	342
Accrued income taxes	247	179
Total current liabilities	6,556	6,679
Fiduciary liabilities	8,585	7,344
Less – cash and investments held in a fiduciary capacity	(8,585)	(7,344)
	—	—
Long-term debt	10,796	10,741
Pension, postretirement and postemployment benefits	2,662	2,336
Long-term lease liabilities	1,924	1,926
Liability for errors and omissions	366	335
Other liabilities	1,485	1,397
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized
1,600,000,000 shares, issued 560,641,640 shares at December 31, 2020 and December 31, 2019	561	561
Additional paid-in capital	943	862
Retained earnings	16,272	15,199
Accumulated other comprehensive loss	(5,110)	(5,055)
Non-controlling interests	156	150
	12,822	11,717
Less – treasury shares, at cost, 52,914,550 shares at December 31, 2020 and 57,013,097 shares at December 31, 2019	(3,562)	(3,774)
Total equity	9,260	7,943
	$33,049	$31,357
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2020	2019	2018
Operating cash flows:
Net income before non-controlling interests	$2,046	$1,773	$1,670
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	390	333	311
Amortization of intangible assets	351	314	183
Non cash lease expense	355	315	—
Adjustments and payments related to contingent consideration liability	(22)	27	(4)
Loss on deconsolidation of entity	—	—	11
Charge for early extinguishment of debt	—	32	—
Provision (benefit) for deferred income taxes	40	84	(39)
Loss (gain) on investments	22	(22)	12
Loss (gain) on disposition of assets	24	56	(48)
Share-based compensation expense	290	252	193
Change in fair value of acquisition-related derivative contracts	—	8	441
Changes in assets and liabilities:
Net receivables	(75)	(130)	(78)
Other current assets	(66)	(13)	26
Other assets	86	(1)	(37)
Accounts payable and accrued liabilities	241	120	23
Accrued compensation and employee benefits	207	154	68
Accrued income taxes	60	42	(40)
Contributions to pension and other benefit plans and current year credit	(356)	(369)	(291)
Other liabilities	108	(172)	9
Operating lease liabilities	(351)	(327)	—
Effect of exchange rate changes	32	(115)	18
Net cash provided by operations	3,382	2,361	2,428
Financing cash flows:
Purchase of treasury shares	—	(485)	(675)
Net increase in short term borrowings	1,000	300	—
Proceeds from issuance of debt	737	6,459	591
Repayments of debt	(2,515)	(1,064)	(263)
Payment of bridge loan fees	—	—	(35)
Payments for early extinguishment of debt	—	(585)	—
Purchase of non-controlling interests	(3)	(80)	—
Acquisition-related derivative payments	—	(337)	—
Shares withheld for taxes on vested units – treasury shares	(132)	(89)	(67)
Issuance of common stock from treasury shares	132	158	93
Payments of deferred and contingent consideration for acquisitions	(122)	(65)	(117)
Distributions of non-controlling interests	(34)	(16)	(30)
Dividends paid	(943)	(890)	(807)
Net cash (used for) provided by financing activities	(1,880)	3,306	(1,310)
Investing cash flows:
Capital expenditures	(348)	(421)	(314)
Net sales (purchases) of long-term investments	107	183	4
Purchase of equity investment	—	(91)	—
Proceeds from sales of fixed assets	6	10	3
Dispositions	98	229	110
Acquisitions	(668)	(5,505)	(884)
Other, net	(9)	(76)	(8)
Net cash used for investing activities	(814)	(5,671)	(1,089)
Effect of exchange rate changes on cash and cash equivalents	246	93	(168)
Increase (decrease) in cash and cash equivalents	934	89	(139)
Cash and cash equivalents at beginning of year	1,155	1,066	1,205
Cash and cash equivalents at end of year	$2,089	$1,155	$1,066
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share figures)	2020	2019	2018
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$862	$817	$784
Change in accrued stock compensation costs	75	89	66
Issuance of shares under stock compensation plans and employee stock purchase plans	7	(44)	(35)
Other	(1)	—	2
Balance, end of year	$943	$862	$817
RETAINED EARNINGS
Balance, beginning of year	$15,199	$14,347	$13,140
Net income attributable to the Company	2,016	1,742	1,650
Cumulative effect of adoption of the revenue recognition standard (See Note 1)	—	—	364
Dividend equivalents declared and paid - (per share amounts: $1.84 in 2020, $1.74 in 2019, and $1.58 in 2018)	(11)	(10)	(7)
Dividends declared and paid – (per share amounts: $1.84 in 2020, $1.74 in 2019, and $1.58 in 2018)	(932)	(880)	(800)
Balance, end of year	$16,272	$15,199	$14,347
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(5,055)	$(4,647)	$(4,043)
Cumulative effect of adoption of the financial instruments standard (See Note 1)	—	—	(14)
Other comprehensive loss, net of tax	(55)	(408)	(590)
Balance, end of year	$(5,110)	$(5,055)	$(4,647)
TREASURY SHARES
Balance, beginning of year	$(3,774)	$(3,567)	$(3,083)
Issuance of shares under stock compensation plans and employee stock purchase plans	212	278	191
Purchase of treasury shares	—	(485)	(675)
Balance, end of year	$(3,562)	$(3,774)	$(3,567)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$150	$73	$83
Net income attributable to non-controlling interests	30	31	20
Distributions and other changes	(21)	(27)	(30)
Net non-controlling interests acquired	(3)	73	—
Balance, end of year	$156	$150	$73
TOTAL EQUITY	$9,260	$7,943	$7,584
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
Business Update Related To COVID-19
In March 2020, the World Health Organization declared the Coronavirus (COVID-19) a pandemic. The pandemic has impacted essentially every geography in which the Company operates. Governments implemented various restrictions around the world, including closure of non-essential businesses, travel, shelter-in-place requirements for citizens and other restrictions. The Company has taken a number of precautionary steps to safeguard its businesses and colleagues from COVID-19, including implementing travel restrictions, arranging work from home capabilities and flexible work policies. In the second and third quarters of 2020, the Company began re-opening offices in various locations around the world, while ensuring that it continued to adhere to guidelines and orders issued by national, state and local governments. The timing of additional office re-openings will vary based on the conditions and restrictions in each location. In the fourth quarter, there was a surge in COVID-19 infections in many parts of the world, leading to renewed lock-downs and increased government restrictions. The safety and well-being of our colleagues continues to be our first priority. Several vaccines have been or are in various stages of approval. However, the speed of distribution and the impact on colleagues' ability to return to the office remains uncertain. The vast majority of the Company’s colleagues have continued and will continue working in a remote work environment for most of 2021. The Company expects it will continue its ability to service clients effectively while colleagues remain in a remote work environment.
For the year ended December 31, 2020, the COVID-19 pandemic had an adverse impact on the Company’s revenue growth, primarily in our businesses that are discretionary in nature, which was partly mitigated through disciplined expense management by implementing restrictions on travel and other cost containment measures. However, the ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that it is not able to predict.
On April 1, 2019, the Company completed the acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. JLT's results of operations for the period April 1, 2019 through December 31, 2019 are included in the Company’s results of operations for 2019. JLT's results of operations for the period January 1 through March 31, 2019 and for the year ended 2018 are not included in the Company's results of operations and therefore, affect comparability. Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included in Guy Carpenter and the majority of JLT's Employee Benefits business is included in Mercer Health and Wealth. As of December 31, 2020, the Company has substantially integrated JLT into all of its business operations.
Principles of Consolidation:  The accompanying consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Revenue: The Company provides detailed discussion regarding its revenue policies in Note 2 to the consolidated financial statements.
Cash and Cash Equivalents:  Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside the United States or as collateral under captive insurance arrangements. At December 31, 2020, the Company maintained $270 million related to these regulatory requirements.
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
The components of fixed assets are as follows:

December 31,
(In millions of dollars)	2020	2019
Furniture and equipment	$1,326	$1,268
Land and buildings	379	377
Leasehold and building improvements	1,310	1,214
	3,015	2,859
Less-accumulated depreciation and amortization	(2,159)	(2,001)
	$856	$858
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
In 2020, the Company recorded an investment loss of $22 million compared to investment income of $22 million in 2019 and investment loss of $12 million in 2018. The net investment loss in 2020 is primarily due to the $23 million loss from the sale of shares of AF during the second quarter of 2020. The investment gain in 2019 includes gains of $10 million related to mark-to-market changes in equity securities and gains of $12 million related to investments in private equity funds and other investments. The investment loss in 2018 includes an impairment charge of $83 million related to its investment in AF. The net investment loss in 2018 also includes gains of $54 million related to mark-to-market changes in equity securities and gains of $17 million related to investments in private equity funds and other investments.

Goodwill and Other Intangible Assets:  Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is assessed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, a company may elect to proceed directly to the quantitative goodwill impairment test. When a quantitative test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter-end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, the Company elected to perform a qualitative impairment assessment during 2020. Other intangible assets, which primarily consist of acquired customer lists, that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2020 and 2019.
Capitalized Software Costs:  The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $481 million and $496 million, net of accumulated amortization of $1.6 billion and $1.4 billion as of December 31, 2020 and 2019, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies:  The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires that a liability be recorded when a loss is both probable and reasonably estimable. Significant management judgment is required to apply this guidance. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses, including estimated legal costs. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
As of December 31, 2020, the Company’s liability for errors and omissions was $639 million, compared to $484 million at December 31, 2019, of which $271 million and $149 million, respectively, were included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.
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

Basic and Diluted EPS Calculation
(In millions, except per share figures)	2020	2019	2018
Net income before non-controlling interests	$2,046	$1,773	$1,670
Less: Net income attributable to non-controlling interests	30	31	20
Net income attributable to the Company	$2,016	$1,742	$1,650
Basic weighted average common shares outstanding	506	506	506
Dilutive effect of potentially issuable common shares	6	5	5
Diluted weighted average common shares outstanding	512	511	511
Average stock price used to calculate common stock equivalents	$109.12	$97.23	$83.13

Fiduciary Assets and Liabilities:  In its capacity as an insurance broker or agent, generally the Company collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $46 million, $105 million and $65 million in 2020, 2019 and 2018, respectively. The Consulting segment recorded fiduciary interest income of $1 million, $4 million and $3 million in 2020, 2019 and 2018, respectively. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $11.2 billion and $8.9 billion at December 31, 2020 and 2019, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
Estimates: The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The estimates are based on historical experience and on various other assumptions that the Company believes are reasonable. Such matters include:

•the allowance for current expected credit losses on receivables,
•estimates of revenue,
•impairment assessments and charges,
•recoverability of long-lived assets,
•liabilities for errors and omissions,
•deferred tax assets, uncertain tax positions and income tax expense,
•share-based and incentive compensation expense,
•useful lives assigned to long-lived assets, and depreciation and amortization,
•fair value estimates of contingent consideration receivable or payable related to acquisitions or dispositions
The Company believes these estimates are reasonable based on information currently available at the time they are made. In most situations where estimates, fair values or recoverability of assets is dependent upon short or long term projections of cash flows, revenues or earnings before interest, taxes, depreciation and amortization ("EBITDA"), the Company has based its projections assuming the gradual lifting of global lockdowns during 2021. The Company has also considered potential impacts to its customer base in various industries and geographies. The ultimate extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, and the economic impact on local, regional, national and international customers and markets. Actual results may differ from these estimates.
New Accounting Pronouncements Adopted Effective January 1, 2021
In January 2020, the FASB issued guidance that addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contract to acquire investments. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.
In December 2019, the FASB issued guidance related to the accounting for income taxes. The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (a) exception to the incremental approach for intraperiod tax allocation; (b) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (c) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (a) franchise taxes that are partially based on income; (b) transactions with a government that result in a step-up in the tax basis of goodwill; (c) separate financial statements of legal entities that are not subject to tax and (d) enacted changes in tax laws in interim periods. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.
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
In June 2016, the FASB issued new guidance on the impairment of financial instruments. The new guidance adds an allowance for credit losses ("CECL") impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new standard is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the new standard makes targeted changes to the impairment model for available-for-sale debt securities. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.
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

2.    Revenue
The core principle of the revenue recognition guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity applies the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In accordance with the accounting guidance, a performance obligation is satisfied either at a “point in time” or “over time” depending on the nature of the product or service provided, and the specific terms of the contract with customers.
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
Consulting projects in Mercer’s wealth and career businesses, as well as consulting projects in Oliver Wyman Group, typically consist of a single performance obligation, which is recognized over time as control is transferred continuously to customers. Typically, revenue is recognized over time using an input measure of time expended to date relative to total estimated time to be incurred at project completion. Incurred hours represent services rendered and thereby faithfully depicts the transfer of control to the customer.
On a limited number of engagements, performance fees may also be earned for achieving certain prescribed performance criteria. Revenue for achievement is estimated and constrained to an amount that is probable to not have a significant negative adjustment.
A significant majority of fee revenues in the Consulting segment is recognized over time.
For consulting projects, Mercer generally invoices monthly in arrears with payment due within 30 days of the invoice date. Fees for delegated management services are either deducted from the net asset value of the fund or invoiced to the client on a monthly or quarterly basis in arrears. Oliver Wyman Group typically bills its clients 30-60 days in arrears with payment due upon receipt of the invoice.
Health brokerage and consulting services are components of both Marsh, which includes MMA, and Mercer, with approximately 60% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.

The following schedule disaggregates various components of the Company's revenue:

	For the Years Ended December 31,
	2020	2019	2018
Marsh:
EMEA	$2,575	$2,482	$2,132
Asia Pacific	1,059	953	683
Latin America	424	460	400
Total International	4,058	3,895	3,215
U.S./Canada	4,537	4,119	3,662
Total Marsh	8,595	8,014	6,877
Guy Carpenter	1,696	1,480	1,286
Subtotal	10,291	9,494	8,163
Fiduciary interest income	46	105	65
Total Risk and Insurance Services	$10,337	$9,599	$8,228

Mercer:
Wealth	$2,348	$2,369	$2,185
Health	1,793	1,796	1,735
Career	787	856	812
Total Mercer	4,928	5,021	4,732
Oliver Wyman Group	2,048	2,122	2,047
Total Consulting	$6,976	$7,143	$6,779

The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Contract assets	$236	$207	$112
Contract liabilities	$676	$593	$545

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2020 to December 31, 2020 is primarily due to $311 million of additions during the period, partly offset by $284 million transferred to accounts receivables, as the rights to bill and collect became unconditional. The change in contract assets from January 1, 2019 to December 31, 2019 is primarily due to $437 million of additions during the period offset by $342 million transferred to accounts receivables. Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. The change in contract liabilities from January 1, 2020 to December 31, 2020 includes cash received for performance obligations not yet fulfilled of $615 million offset by revenue recognized in 2020 of $527 million that was included in the contract liability balance at the beginning of the year. The Company recognized revenue of $531 million in 2019 that was included in the contract liability balance at January 1, 2019.

The Company recognizes commission revenue from arrangements for a significant portion of its brokerage arrangements at a point in time at effective date of the underlying policy. Commission revenue is estimated using historical information about the risks to be covered over the policy period, some of which are dependent on variable factors such as number of employees covered, covered payroll, airline passenger miles flown, shipped tonnage of marine cargo and others. For the year ended December 31, 2020, the Company recorded a revenue reduction of $42 million for estimated commission revenue accounted for on a point in time basis. The reduction primarily relates to policy inception periods from the third quarter of 2019 through the second quarter of 2020.
The amount of revenue recognized in 2020 and 2019 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $97 million and $79 million, respectively.
The Company applies the practical expedient and therefore does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $38 million for Marsh, $184 million for Mercer and $6 million for Oliver Wyman Group. The Company expects revenue in 2021, 2022, 2023, 2024 and 2025 and beyond of $135 million, $64 million, $22 million, $6 million and $1 million, respectively, related to these performance obligations.
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
At December 31, 2020, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $29 million, $253 million and $296 million, respectively. At December 31, 2019, the Company's capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $30 million, $222 million, and $262 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheets. The Company recorded amortization of compensation and benefits expense of $1.3 billion and $1.2 billion for the years ended December 31, 2020 and 2019, respectively, related to these capitalized costs.
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

3.    Supplemental Disclosures
The following schedule provides additional information concerning acquisitions, interest and income taxes paid:

(In millions of dollars)	2020	2019	2018
Assets acquired, excluding cash	$929	$8,655	$1,100
Liabilities assumed	(78)	(2,804)	(83)
Non-controlling interests assumed	—	(280)	—
Contingent and deferred purchase consideration	(183)	(66)	(133)
Net cash outflow for acquisitions	$668	$5,505	$884

(In millions of dollars)	2020	2019	2018
Interest paid	$481	$427	$264
Income taxes paid, net of refunds	$673	$661	$632
The classification of contingent consideration payments in the consolidated statement of cash flows is dependent upon whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $122 million in the year ended December 31, 2020, consisting of deferred purchase consideration of $68 million and contingent purchase consideration of $54 million. In the year ended December 31, 2019, the Company paid deferred and contingent consideration of $65 million, consisting of deferred purchase consideration of $43 million and contingent consideration of $22 million, and in the year ended December 31, 2018 the Company paid deferred and contingent consideration of $117 million, consisting of deferred purchase consideration of $62 million and contingent consideration of $55 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the year ended December 31, 2020, the Company recorded a net charge for adjustments to acquisition related accounts of $26 million and contingent consideration payments of $48 million. For the year ended December 31, 2019, the Company recorded a net charge for adjustments to acquisition related accounts of $68 million and contingent consideration payments of $41 million, and for the year ended December 31, 2018 the Company recorded a net charge for adjustments to acquisition related accounts of $32 million and contingent consideration payments of $36 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $219 million, $165 million and $130 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $290 million, $252 million and $193 million for the years ended December 31, 2020, 2019 and 2018, respectively.
On January 1, 2019, the Company adopted the new accounting guidance related to leases, which requires a lessee to recognize assets and liabilities for its leases. Upon adoption of this accounting standard, the Company recorded a non-cash ROU asset of $1.7 billion and lease liability of $1.9 billion in the first quarter of 2019.
Allowance for Credit Losses on Accounts Receivable
On January 1, 2020, the Company adopted the new guidance on the impairment of financial instruments. The Company’s policy for providing an allowance for credit losses on its accounts receivable is a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses.

An analysis of the allowance for credit losses for the year ended December 31, 2020 is provided below. Prior periods analysis is based on the Company's allowance for doubtful accounts model prior to adoption of the new accounting guidance discussed above:

For the Years Ended December 31,
(In millions of dollars)	2020	2019	2018
Balance at beginning of year	$140	$112	$110
Provision charged to operations	47	32	34
Accounts written-off, net of recoveries	(30)	(16)	(24)
Effect of exchange rate changes and other	(15)	12	(8)
Balance at end of year	$142	$140	$112

4.    Accumulated Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the years ended December 31, 2020 and 2019, including amounts reclassified out of AOCI, are as follows:

(In millions of dollars)	Pension and Post-Retirement Plans Losses	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2020	$(3,512)	$(1,543)	$(5,055)
Other comprehensive (loss) gain before reclassifications	(739)	559	(180)
Amounts reclassified from accumulated other comprehensive income (loss)	125	—	125
Net current period other comprehensive (loss) gain	(614)	559	(55)
Balance as of December 31, 2020	$(4,126)	$(984)	$(5,110)

(In millions of dollars)	Pension and Post-Retirement Plans Losses	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2019	$(2,953)	$(1,694)	$(4,647)
Other comprehensive (loss) gain before reclassifications	(643)	151	(492)
Amounts reclassified from accumulated other comprehensive income (loss)	84	—	84
Net current period other comprehensive (loss) gain	(559)	151	(408)
Balance as of December 31, 2019	$(3,512)	$(1,543)	$(5,055)

The components of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 are as follows:

For the Year Ended December 31,	2020
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$559	$—	$559
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(2)	(1)	(1)
Net actuarial losses (a)	161	37	124
Effect of settlement (a)	3	1	2
Subtotal	162	37	125
Net losses arising during period	(772)	(177)	(595)
Foreign currency translation adjustments	(163)	(28)	(135)
Other adjustments	(11)	(2)	(9)
Pension/post-retirement plans losses	(784)	(170)	(614)
Other comprehensive loss	$(225)	$(170)	$(55)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

For the Year Ended December 31,	2019
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$148	$(3)	$151
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(2)	(1)	(1)
Net actuarial losses (a)	102	22	80
Effect of settlement (a)	6	1	5
Subtotal	106	22	84
Net losses arising during period	(758)	(154)	(604)
Foreign currency translation adjustments	(50)	(11)	(39)
Pension/post-retirement plans losses	(702)	(143)	(559)
Other comprehensive loss	$(554)	$(146)	$(408)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

For the Year Ended December 31,	2018
(In millions of dollars)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(529)	$—	$(529)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(4)	(1)	(3)
Net actuarial losses (a)	145	32	113
Effect of settlement (a)	42	8	34
Subtotal	183	39	144
Net gains arising during period	(374)	(88)	(286)
Foreign currency translation adjustments	141	25	116
Other adjustments	(41)	(6)	(35)
Pension/post-retirement plans losses	(91)	(30)	(61)
Other comprehensive loss	$(620)	$(30)	$(590)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

The components of accumulated other comprehensive income (loss) are as follows:

(In millions of dollars)	December 31, 2020	December 31, 2019
Foreign currency translation adjustments (net of deferred tax asset of $11 in 2020 and $14 in 2019, respectively)	$(984)	$(1,543)
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,805 and $1,635 in 2020 and 2019, respectively)	(4,126)	(3,512)
	$(5,110)	$(5,055)

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
The Risk and Insurance Services segment completed seven acquisitions during 2020.
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
•April – MMA acquired Assurance Holdings, Inc., an Illinois-based full service brokerage providing business insurance, employee benefits, private client insurance, and retirement services to businesses and individuals across the U.S.
•June – MMA acquired Nico Insurance Services, Inc., a California-based agency providing employee benefits solutions to groups and individuals.
•December – MMA acquired Heritage Insurance Services, Inc., a Kentucky-based full service broker that provides commercial property and casualty and personal lines primarily in the trucking and transportation industry, Inspro Insurance, Inc., a Nebraska-based full service broker that provides commercial property and casualty insurance, personal lines and employee benefits services, and Compass Financial Partners, LLC, a North Carolina-based retirement consulting and investment advisory firm.
Total purchase consideration for acquisitions made during 2020 was approximately $877 million, which consisted of cash paid of $694 million and deferred purchase and estimated contingent consideration of $183 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. During 2020, the Company also paid $68 million of deferred purchase consideration and $102 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2020 based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions for the Year-Ended December 31, 2020
(In millions)
Cash	$694
Estimated fair value of deferred/contingent consideration	183
Total consideration	$877
Allocation of purchase price:
Cash and cash equivalents	$26
Accounts receivable, net	29
Fixed assets, net	16
Other intangible assets	278
Goodwill	593
Other assets	13
Total assets acquired	955
Current liabilities	25
Other liabilities	53
Total liabilities assumed	78
Net assets acquired	$877
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
Items subject to change include:
•Amounts of intangible assets, fixed assets, capitalized software assets and right-of-use assets, subject to finalization of valuation efforts;
•Amounts for contingencies, pending the finalization of the Company’s assessment of the portfolio of contingencies;
•Amounts for deferred tax assets and liabilities pending the finalization of valuations of the assets acquired, liabilities assumed and associated goodwill discussed below; and
•Amounts for income tax assets, receivables and liabilities, pending the filing of the acquired companies' pre-acquisition income tax returns and receipt of information from taxing authorities which may change certain estimates and assumptions used.
The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s results of operations.
The following chart provides information about intangible assets acquired during 2020:

Intangible assets through December 31, 2020 (In millions)	Amount	Weighted Average Amortization Period
Customer relationships	$255	13.7 years
Other	23	4.3 years
	$278

The consolidated statement of income for 2020 includes approximately $169 million of revenue and operating income of $11 million related to acquisitions made during 2020. The consolidated statement of income for 2019 includes approximately $1.2 billion of revenue and $40 million of operating loss related to acquisitions made during 2019, and the consolidated statement of income for 2018 includes approximately $120 million of revenue and $2 million of operating income related to acquisitions made during 2018.
In 2020, the Company incurred acquisition-related costs of $3 million, primarily related to legal fees. In 2019, the Company incurred acquisition-related costs, primarily related to legal, investment banking and U.K. stamp duty tax of $125 million, primarily related to the acquisition of JLT. Acquisition-related costs incurred in 2018 were $7 million. These costs are included in other operating expenses in the Company's consolidated statement of income.
Dispositions
During 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $98 million.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares of the common stock of AF, and in May 2020, sold an additional 193 million shares to third parties, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at December 31, 2020. Upon completion of the May transaction, the investment in AF is accounted at fair value, with unrealized gains and losses recorded as investment (loss) income in the consolidated statement of income.
Prior year acquisitions
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
The Transaction strengthened MMC’s leadership position in insurance and reinsurance broking and health and retirement. The addition of over 10,000 colleagues provided deeper industry expertise in almost every part of the Company. The Transaction also builds on MMC’s efforts to expand in faster-growing geographies and market segments, and facilitates investment in data and analytics.
During 2019, the Risk and Insurance Services segment completed five other acquisitions.
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
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2020, 2019 and 2018. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2019 and reflects acquisitions made in 2019 as if they occurred on January 1, 2018. The 2018 information includes 2018 acquisitions as if they occurred on January 1, 2017. The pro-forma information includes the effects of amortization of acquired intangibles in all years and additional interest expense related to the issuance of debt related to the JLT Transaction in the 2018 pro-forma. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
Revenue	$17,301	$17,323	$17,106
Net income attributable to the Company	$2,021	$1,877	$1,302
Basic net income per share attributable to the Company	$3.99	$3.71	$2.58
Diluted net income per share attributable to the Company	$3.95	$3.67	$2.55
The unaudited pro-forma information presented in the table above includes adjustments for acquisition related costs, the change in fair value of JLT acquisition related derivatives, bridge financing costs and the early extinguishment of debt, including $207 million of costs incurred in 2019 that were reflected in the 2018 pro-forma results presented above.
6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. In 2020, the Company elected to perform a qualitative impairment assessment. As part of its assessment, the Company considered numerous factors, including:
•that the fair value of each reporting unit exceeds its carrying value by a substantial margin based on its most recent quantitative assessment in 2019;
•whether significant acquisitions or dispositions occurred which might alter the fair value of its reporting units;
•macroeconomic conditions and their potential impact on reporting unit fair values;
•actual performance compared with budget and prior projections used in its estimation of reporting unit fair values;

•industry and market conditions;
•and the year-over-year change in the Company’s share price.
The Company completed its qualitative assessment in the third quarter of 2020 and concluded that goodwill was not impaired.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company does not have any indefinite lived intangible assets.
Changes in the carrying amount of goodwill are as follows:

(In millions of dollars)	2020	2019
Balance as of January 1, as reported	$14,671	$9,599
Goodwill acquired (a)	593	5,124
Other adjustments (b)	253	(52)
Balance at December 31,	$15,517	$14,671
(a) Includes $4.9 billion from the acquisition of JLT in 2019.
(b) Primarily reflects the impact of foreign exchange and dispositions.
The goodwill acquired in 2020 and 2019 included approximately $179 million and $213 million, respectively, which is deductible for tax purposes, primarily related to the Risk and Insurance Services segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $11.7 billion and Consulting, $3.8 billion.
The gross cost and accumulated amortization of intangible assets at December 31, 2020 and 2019 are as follows:

(In millions of dollars)	2020			2019
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,713	$1,170	$2,543	$3,494	$897	$2,597
Other (a)	386	230	156	380	203	177
Amortized intangibles	$4,099	$1,400	$2,699	$3,874	$1,100	$2,774
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $351 million for the year ended December 31, 2020, $314 million for the year ended December 31, 2019 and $183 million for the year ended December 31, 2018. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions of dollars)
2021	$356
2022	327
2023	300
2024	285
2025	275
Subsequent years	1,156
$2,699

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions of dollars)	2020	2019	2018
Income before income taxes:
U.S.	$1,075	$657	$460
Other	1,718	1,782	1,784
	$2,793	$2,439	$2,244

The expense (benefit) for income taxes is comprised of:
Current –
U.S. Federal	$172	$70	$82
Other national governments	456	455	449
U.S. state and local	79	57	82
	707	582	613
Deferred –
U.S. Federal	40	69	(30)
Other national governments	(14)	(16)	(1)
U.S. state and local	14	31	(8)
	40	84	(39)
Total income taxes	$747	$666	$574
The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions of dollars)	2020	2019
Deferred tax assets:
Accrued expenses not currently deductible	$547	$492
Differences related to non-U.S. operations (a)	294	324
Accrued U.S. retirement benefits	494	438
Net operating losses (b)	60	70
Income currently recognized for tax	25	19
Other	43	27
	$1,463	$1,370

Deferred tax liabilities:
Differences related to non-U.S. operations	$569	$400
Depreciation and amortization	491	594
Accrued retirement & postretirement benefits - non-U.S. operations	143	151
Capitalized expenses currently recognized for tax	87	77
Other	32	37
	$1,322	$1,259
(a)Net of valuation allowances of $123 million in 2020 and $54 million in 2019.
(b)Net of valuation allowances of $75 million in 2020 and $72 million in 2019.

December 31,
(In millions of dollars)	2020	2019
Balance sheet classifications:
Deferred tax assets	$702	$676
Other liabilities	$561	$565

The amount of cumulative undistributed earnings that are indefinitely reinvested in non-U.S. subsidiaries is approximately $700 million as of December 31, 2020. While no additional U.S. federal income tax would be required if such earnings were repatriated, additional state and withholding taxes would apply. The amount of these additional taxes is estimated to be approximately $60 million.

Future U.S. federal tax costs related to basis differences in Non-U.S. subsidiaries would primarily be realized through the U.S. GILTI tax regime. The Company elected to recognize GILTI tax costs as a period cost and therefore, has not provided deferred tax liabilities on these basis differences.
A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is shown below:

For the Years Ended December 31,	2020	2019	2018
U.S. Federal statutory rate	21.0%	21.0%	21.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	2.5	3.0	2.3
Differences related to non-U.S. operations	2.3	3.0	3.3
U.S. Tax Reform	—	—	(0.3)
Equity compensation	(1.4)	(1.3)	(1.0)
Uncertain Tax Positions	1.1	—	—
Other	1.2	1.6	0.3
Effective tax rate	26.7%	27.3%	25.6%
The Company’s consolidated effective tax rate was 26.7%, 27.3% and 25.6% in 2020, 2019 and 2018, respectively. The rates in all periods reflect the effects of tax planning and the ongoing impact of the Tax Cuts and Jobs Act ("TCJA"), including regulatory and other guidance as it became available. The tax rate in 2020 includes a valuation allowance for certain tax credits, the impact of uncertain tax positions, and certain tax planning benefits. The 2019 rate includes certain tax costs related to JLT integration and restructuring activity. The 2018 rate includes the effect of a charge related to the Company’s investment in Alexander Forbes.
A valuation allowance was recorded to adjust deferred tax assets to the amount that the Company believes is more likely than not to be realized. Valuation allowances had net increases of $72 million, $60 million and $36 million in 2020, 2019 and 2018, respectively. Adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $14 million during 2020. There was no change to income tax expense as a result of adjustments of the beginning of the year valuation allowances in 2019, while in 2018 changes to the beginning of year valuation allowance increased income tax expense by $1 million. Approximately 58% of the Company’s net operating loss carryforwards expire from 2021 through 2037, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2020 comprised federal, state and local, and non-U.S. tax benefits of $24 million, $25 million, and $94 million, respectively, before reduction for valuation allowances.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018:

(In millions of dollars)	2020	2019	2018
Balance at January 1,	$86	$78	$71
Additions, based on tax positions related to current year	9	8	6
Additions for tax positions of prior years	25	15	6
Reductions for tax positions of prior years	(9)	(1)	—
Settlements	(4)	(1)	(2)
Lapses in statutes of limitation	(9)	(13)	(3)
Balance at December 31,	$98	$86	$78

Of the total unrecognized tax benefits at December 31, 2020, 2019 and 2018, $90 million, $75 million and $64 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2020, 2019 and 2018, before any applicable federal benefit, was $40 million, $31 million and $15 million, respectively.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction, the Company participates in the Internal Revenue Service’s (IRS) Compliance Assurance Process (CAP), which is structured to be, in effect, a real-time audit. The IRS is currently examining the Company’s 2017, 2018 and 2019 tax returns. The Company was accepted into the Bridge phase of the CAP process for tax year 2020.
New York is a significant tax jurisdiction for the Company. During 2019, New York State initiated an audit for the 2015 tax year; and during 2020 included the 2016 tax year. During 2020, New York City initiated an audit for tax years 2016 through 2018. During 2018, New York State and New York City closed the examination of tax years 2007 through 2009. In addition, New York State and New York City have continuing examinations underway for various entities covering the years 2010 through 2014.
The status of audits for significant jurisdictions outside the United States are summarized in the table below:

Tax Audit (Years)
Jurisdiction:	Initiated in 2020	Ongoing	Concluded
Canada	2017, 2019-2020	2018	2013-2016 during 2019
France		2017-2018	2011, 2012 during 2018
Germany	2015-2018	2013-2016	2009-2012 during 2018
Italy	2017	2015-2016
Singapore	2018	2018	2016, 2017 during 2020
United Kingdom	2018	2016-2017	2014, 2015 during 2018
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $33 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
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

Combined U.S. and Non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and post-retirement benefit plans are as follows:

	Pension Benefits		Post-retirement Benefits
	2020	2019	2020	2019
Weighted average assumptions:
Discount rate (for expense)	2.57%	3.48%	2.72%	3.65%
Expected return on plan assets	5.31%	5.74%	—	—
Rate of compensation increase (for expense)*	1.76%	1.74%	—	—
Discount rate (for benefit obligation)	1.92%	2.57%	2.42%	2.72%
Rate of compensation increase (for benefit obligation)*	1.85%	1.76%	—	—
*Rate of compensation increase assumptions do not include a rate of compensation increase for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
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
The target asset allocation for the U.S. plans is 64% equities and equity alternatives and 36% fixed income. At the end of 2020, the actual allocation for the U.S. plans was 64% equities and equity alternatives and 36% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 81% of non-U.S. plan assets, is 32% equities and equity alternatives and 68% fixed income. At the end of 2020, the actual allocation for the U.K. plans was 33% equities and equity alternatives and 67% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.

Changes to Pension Plans
As part of the JLT Transaction, the Company assumed responsibility for a number of pension plans throughout the world, the most significant of which is the JLT U.K. plan. The JLT U.K. plan has a defined benefit section which was frozen to future accrual in 2006 and a defined contribution section. The assets of the scheme are held in a trustee administered fund separate from the Company.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Post-retirement
For the Years Ended December 31,	Benefits			Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Service cost	$36	$31	$34	$—	$—	$1
Interest cost	421	487	463	3	3	3
Expected return on plan assets	(844)	(863)	(864)	—	—	—
Amortization of prior service (credit)	—	—	(2)	(2)	(2)	(2)
Recognized actuarial loss (gain)	161	104	146	—	(1)	(1)
Net periodic benefit (credit) cost	$(226)	$(241)	$(223)	$1	$—	$1
Plan termination	1	—	—	—	—	—
Settlement loss	3	7	42	—	—	—
Total (credit) cost	$(222)	$(234)	$(181)	$1	$—	$1
The following chart provides the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2020	2019	2018	2020	2019	2018
Compensation and benefits expense (Operating income)	$36	$31	$34	$—	$—	$1
Other net benefit (credit) cost	(258)	(265)	(215)	1	—	—
Total (credit) cost	$(222)	$(234)	$(181)	$1	$—	$1
Pension Settlement Charge
Defined Benefit Pension Plans in the U.K. and certain other countries allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy under applicable U.S. GAAP is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the total of interest plus service costs ("settlement thresholds"). Based on the amount of lump sum payments through December 31, 2018, the lump sum payments exceeded the settlement thresholds in two of the U.K. plans. The Company recorded non-cash settlement charges of $42 million in the consolidated statements of income for the year ended December 31, 2018, primarily related to these plans. The Company recorded $3 million and $7 million of non-cash settlement charges for the years ended December 31, 2020 and 2019, respectively, related to other non-U.S. plans.
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

The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. plan, the category ranges are 59-69% for equities and equity alternatives, and 31-41% for fixed income. For the U.K. plans, the category ranges are 29-35% for equities and equity alternatives, and 65-71% for fixed income. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate.
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

U.S. Plans
The following schedules provide information concerning the Company’s U.S. defined benefit pension plans and post-retirement benefit plans:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$6,322	$5,529	$31	$32
Interest cost	213	241	1	1
Employee contributions	—	—	4	4
Plan combination	—	64	—	—
Actuarial (gain) loss	650	753	1	1
Benefits paid	(271)	(265)	(6)	(7)
Benefit obligation, December 31	$6,914	$6,322	$31	$31
Change in plan assets:
Fair value of plan assets at beginning of year	$4,715	$4,062	$2	$1
Actual return on plan assets	591	834	—	—
Employer contributions	65	35	3	4
Employee contributions	—	—	4	4
Benefits paid	(271)	(265)	(6)	(7)
Other	—	49	(1)	—
Fair value of plan assets, December 31	$5,100	$4,715	$2	$2
Net funded status, December 31	$(1,814)	$(1,607)	$(29)	$(29)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(30)	$(29)	$(1)	$(1)
Non-current liabilities	(1,784)	(1,578)	(28)	(28)
Net liability recognized, December 31	$(1,814)	$(1,607)	$(29)	$(29)
Amounts recognized in other comprehensive income (loss):
Net actuarial (loss) gain	(2,446)	(2,114)	3	4
Total recognized accumulated other comprehensive (loss) income, December 31	$(2,446)	$(2,114)	$3	$4
Cumulative employer contributions in excess of (less than) net periodic cost	632	507	(32)	(33)
Net amount recognized in consolidated balance sheet	$(1,814)	$(1,607)	$(29)	$(29)
Accumulated benefit obligation at December 31	$6,914	$6,322	$—	$—

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2020	2019	2020	2019
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(2,114)	$(1,896)	$4	$6
Recognized as component of net periodic benefit cost (credit)	72	44	—	(1)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(650)	(753)	(1)	(1)
Asset experience	246	491	—	—
Total loss recognized as change in plan assets and benefit obligations	(404)	(262)	(1)	(1)
Net actuarial (loss) gain, December 31	$(2,446)	$(2,114)	$3	$4

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Post-retirement Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Total recognized in net periodic benefit cost and other comprehensive loss	$272	$160	$63	$2	$2	$—
The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the U.S. defined benefit and other U.S. post-retirement plans are as follows:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
	2020	2019	2020	2019
Weighted average assumptions:
Discount rate (for expense)	3.44%	4.45%	3.10%	4.24%
Expected return on plan assets	7.82%	7.95%	—	—
Discount rate (for benefit obligation)	2.73%	3.44%	2.18%	3.10%

The accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $6.9 billion and $5.1 billion, respectively, as of December 31, 2020 and $6.3 billion and $4.7 billion, respectively, as of December 31, 2019.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $6.9 billion and $5.1 billion, respectively, as of December 31, 2020 and $6.3 billion and $4.7 billion, respectively, as of December 31, 2019. The increase in the benefit obligation in 2020 compared to 2019 reflects the decrease in discount rates used to measure plan liabilities.
As of December 31, 2020, the U.S. qualified plan holds 2 million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 4.6% of that plan's assets as of December 31, 2020.
The components of the net periodic benefit cost (credit) for the U.S. defined benefit and other post-retirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2020	2019	2018	2020	2019	2018
Interest cost	213	241	235	1	1	1
Expected return on plan assets	(345)	(343)	(357)	—	—	—
Recognized actuarial loss (gain)	72	44	55	—	(1)	(1)
Net periodic benefit (credit) cost	$(60)	$(58)	$(67)	$1	$—	$—
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 5.8% in 2020, gradually declining to 4.5% in 2039. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%.

Estimated Future Contributions
The Company expects to contribute approximately $37 million to its U.S. plans in 2021. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law.
Non-U.S. Plans
The following schedules provide information concerning the Company’s non-U.S. defined benefit pension plans and non-U.S. post-retirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$11,321	$8,969	$61	$57
Service cost	36	31	—	—
Interest cost	208	246	2	2
Employee contributions	2	2	—	—
Plan combination	—	915	—	—
Actuarial loss	1,273	1,339	10	3
Plan amendments	11	(1)	—	—
Effect of settlement	(13)	(25)	—	—
Special termination benefits	1	—	—	—
Benefits paid	(402)	(364)	(2)	(3)
Foreign currency changes	561	209	2	2
Benefit obligation, December 31	$12,998	$11,321	$73	$61
Change in plan assets:
Fair value of plan assets at beginning of year	$12,313	$10,306	$—	$—
Plan combination	—	683	—	—
Actual return on plan assets	1,415	1,367	—	—
Effect of settlement	(13)	(25)	—	—
Company contributions	78	87	2	3
Employee contributions	2	2	—	—
Benefits paid	(402)	(364)	(2)	(3)
Foreign currency changes	635	257	—	—
Fair value of plan assets, December 31	$14,028	$12,313	$—	$—
Net funded status, December 31	$1,030	$992	$(73)	$(61)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1,764	$1,632	$—	$—
Current liabilities	(7)	(6)	(3)	(3)
Non-current liabilities	(727)	(634)	(70)	(58)
Net asset (liability) recognized, December 31	$1,030	$992	$(73)	$(61)
Amounts recognized in other comprehensive (loss) income:
Prior service credit	$(13)	$(2)	$9	$11
Net actuarial loss	(3,467)	(3,055)	(16)	(5)
Total recognized accumulated other comprehensive (loss) income, December 31	$(3,480)	$(3,057)	$(7)	$6
Cumulative employer contributions in excess of (less than) net periodic cost	4,510	4,049	(66)	(67)
Net asset (liability) recognized in consolidated balance sheets, December 31	$1,030	$992	$(73)	$(61)
Accumulated benefit obligation, December 31	$12,736	$11,079	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2020	2019	2020	2019
Reconciliation of prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning balance	$(2)	$(2)	$11	$12
Recognized as component of net periodic benefit credit:
Amortization of prior service credit	—	—	(2)	(2)
Total recognized as component of net periodic benefit credit	—	—	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	(11)	1	—	—
Exchange rate adjustments	—	(1)	—	1
Prior service (cost) credit, December 31	$(13)	$(2)	$9	$11

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2020	2019	2020	2019
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(3,055)	$(2,568)	$(5)	$(1)
Recognized as component of net periodic benefit cost:
Amortization of net loss	89	60	—	—
Effect of settlement	3	7	—	—
Total recognized as component of net periodic benefit credit	92	67	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(1,273)	(1,339)	(10)	(3)
Asset experience	916	847	—	—
Total amount recognized as change in plan assets and benefit obligations	(357)	(492)	(10)	(3)
Exchange rate adjustments	(147)	(62)	(1)	(1)
Net actuarial loss, December 31	$(3,467)	$(3,055)	$(16)	$(5)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$261	$311	$(147)	$13	$5	$(5)
The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the non-U.S. defined benefit and post-retirement plans are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
	2020	2019	2020	2019
Weighted average assumptions:
Discount rate (for expense)	2.09%	2.89%	2.53%	3.32%
Expected return on plan assets	4.35%	4.87%	—	—
Rate of compensation increase (for expense)	2.75%	2.82%	—	—
Discount rate (for benefit obligation)	1.49%	2.09%	1.96%	2.53%
Rate of compensation increase (for benefit obligation)	2.84%	2.75%	—	—
The accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $3.1 billion and $2.5 billion, respectively, as of December 31, 2020 and $2.7 billion and $2.2 billion, respectively, as of December 31, 2019.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $3.3 billion and $2.6 billion, respectively, as of December 31, 2020 and $3.0 billion and $2.3 billion, respectively, as of December 31, 2019.
The increase in the benefit obligation in 2020 compared to 2019 reflects an actuarial loss primarily due to the decrease in discount rates used to measure plan liabilities.
Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other post-retirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Service cost	$36	$31	$34	$—	$—	$1
Interest cost	208	246	228	2	2	2
Expected return on plan assets	(499)	(520)	(507)	—	—	—
Amortization of prior service credit	—	—	(2)	(2)	(2)	(2)
Recognized actuarial loss	89	60	91	—	—	—
Net periodic benefit (credit) cost	(166)	(183)	(156)	—	—	1
Settlement loss	3	7	42	—	—	—
Special termination benefits	1	—	—	—	—	—
Total (credit) cost	$(162)	$(176)	$(114)	$—	$—	$1
The assumed health care cost trend rate was approximately 4.93% in 2020, gradually declining to 4.22% in 2040. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans.
Estimated Future Contributions
The Company expects to contribute approximately $87 million to its non-U.S. pension plans in 2021. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
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

In addition, in the U.K., the Company assumed responsibility for JLT's Pension Scheme (JLT U.K. plan). We currently expect to pay $29 million of deficit funding in 2021, although we will also reach a new funding agreement with the trustee during 2021.
Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and post-retirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
2021	$291	$344	$4	$3
2022	$302	$353	$3	$3
2023	$315	$373	$3	$3
2024	$321	$382	$3	$3
2025	$327	$394	$3	$3
2026-2030	$1,701	$2,160	$10	$15
Defined Benefit Plans Fair Value Disclosures
The U.S. and non-U.S. plan investments are classified into Level 1, which refers to investments valued using quoted prices from active markets for identical assets; Level 2, which refers to investments not traded on an active market but for which observable market inputs are readily available; Level 3, which refers to investments valued based on significant unobservable inputs; and NAV, which refers to investments valued using net asset value as a practical expedient. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 10 for further description of fair value hierarchy leveling.
The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$561	$—	$—	$4,298	$4,859
Corporate obligations	—	4,707	2	—	4,709
Corporate stocks	2,737	39	1	—	2,777
Private equity/partnerships	—	—	—	1,353	1,353
Government securities	15	4,331	—	—	4,346
Real estate	—	—	—	487	487
Short-term investment funds	1,040	—	—	—	1,040
Company common stock	234	—	—	—	234
Other investments	13	7	771	—	791
Total investments	$4,600	$9,084	$774	$6,138	$20,596
Net derivative liabilities	—	(1,522)	—	—	(1,522)
Net Investments	$4,600	$7,562	$774	$6,138	$19,074

	Fair Value Measurements at December 31, 2019
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$492	$—	$—	$5,959	$6,451
Corporate obligations	—	4,063	—	—	4,063
Corporate stocks	2,871	34	1	—	2,906
Private equity/partnerships	—	—	—	1,055	1,055
Government securities	20	679	—	—	699
Real estate	—	—	—	660	660
Short-term investment funds	309	3	—	—	312
Company common stock	223	—	—	—	223
Other investments	15	17	682	2	716
Total investments	$3,930	$4,796	$683	$7,676	$17,085
The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2020 and December 31, 2019:

Assets (In millions)	Fair Value, January 1, 2020	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2020
Other investments	$682	$20	$(12)	$25	$1	$55	$2	$773
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$683	$20	$(12)	$25	$1	$55	$2	$774

Assets (In millions)	Fair Value, January 1, 2019	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other (a)	Fair Value, December 31, 2019
Other investments	$333	$17	$(14)	$72	$1	$(9)	$282	$682
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$334	$17	$(14)	$72	$1	$(9)	$282	$683
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

Net derivative liabilities: Includes interest rate swaps, inflation swaps, total return swaps, repurchase agreements and equity based derivatives, primarily related to the U.K. plans. These derivatives are structured to hedge interest rate, inflation and equity exposure in the U.K. plans. Fair values for interest rate, inflation and equity based derivatives are calculated using a discounted cash flow pricing model. These models use observable market data such as contractual fixed rate, spot equity price or index value and dividend data.
In the prior year, the invested assets and hedging derivatives in the U.K. plans were structured as a pooled fund and disclosed in the leveling chart in the common/collective trust category and measured at fair value based on NAV. In the fourth quarter of 2020, the Company restructured the U.K. plans' investment portfolio to segregate its asset and hedging instruments by specific investment categories.
Short-term investment funds: Primarily high-grade money market instruments valued at net asset value at year-end.
Registered investment companies: Valued at the closing price reported on the primary exchange.
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("MMC 401(k) Plan") and the Marsh & McLennan Agency Savings and Investment Plan (collectively, the "401(k) Plans"), that are qualified under U.S. tax laws. For the 401(k) Plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations, and the Company matches a fixed portion of the employees’ contributions. In addition, the Company also amended the MMC 401(k) Plan for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plans contain an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $537 million of the 401(k) Plans' assets at December 31, 2020 and $556 million at December 31, 2019 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $145 million in 2020, $139 million in 2019 and $133 million in 2018. In addition, the Company has significant defined contribution plans in the U.K. As noted above, effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. In addition, the Company has assumed responsibility for the defined contribution section of the JLT U.K. plan. The cost of the U.K. defined contribution plan was $121 million, $100 million and $80 million in 2020, 2019 and 2018, respectively.
9.    Stock Benefit Plans
The Company maintains multiple stock-based payment arrangements under which employees may be awarded restricted stock units, stock options and other forms of stock-based benefits.
Marsh & McLennan Companies, Inc. Incentive and Stock Award Plans
On May 21, 2020, the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (the "2020 Plan") was approved by the Company's stockholders. The 2020 Plan replaced the Company's previous equity incentive plan (2011 Incentive and Stock Award Plan).
The types of awards permitted under the 2020 Plan include stock options, restricted stock units payable in Company common stock or cash, and other stock-based awards. Performance-based restricted stock units are referred to as performance stock units. The 2020 Plan contains a provision which, in the event of a change in control of the Company, may accelerate the vesting of awards. This provision requires both a change in control of the Company and a subsequent specified termination of employment for vesting to be accelerated. There are 20 million shares available for issuance under the 2020 plan. The total number of shares issued in connection with full-value awards may not exceed 12.5 million shares. Full-value awards include awards such as restricted stock units and performance stock units but exclude stock options.
The Company's current practice is to grant non-qualified stock options, restricted stock units ("RSUs") and/or performance stock units ("PSUs") on an annual basis to senior executives and a limited number of other employees as part of their total compensation. RSU awards are also granted to new hires or as retention awards for certain employees.
Stock Options: The Company currently grants non-qualified stock options under the 2020 Plan. The Compensation Committee determines when the options vest and may be exercised and under what terms the options are forfeited. Options are generally granted with an exercise price equal to the market value of the Company's common stock on the date of grant. These option awards generally vest 25% per year and have a contractual term of 10 years.
The estimated fair value of options granted is calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The expected dividend yield is based on expected dividends for the expected life of the stock options.
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Risk-free interest rate	1.44%	2.51%	2.73%
Expected life (in years)	6.0	6.0	6.0
Expected volatility	20.33%	20.93%	23.23%
Expected dividend yield	1.53%	1.82%	1.81%
A summary of the status of the Company’s stock option awards as of December 31, 2020 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2020	8,859,128	$64.69
Granted	1,326,790	$118.87
Exercised	(2,348,898)	$44.72
Forfeited	(67,125)	$96.09
Balance at December 31, 2020	7,769,895	$79.71	6.5 years	$285,520
Options vested or expected to vest at December 31, 2020	7,645,454	$79.45	6.5 years	$282,844
Options exercisable at December 31, 2020	4,299,859	$64.71	5.2 years	$220,402
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2020, 2019 and 2018 was $21.09, $17.87 and $18.29, respectively. The total intrinsic value of options exercised during the same periods was $159.3 million, $136.7 million and $72.9 million, respectively.
As of December 31, 2020, there was $17.5 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.23 years. Cash received from the exercise of stock options for the years ended December 31, 2020, 2019 and 2018 was $72.0 million, $106.5 million and $46.7 million, respectively.
The Company's policy is to issue treasury shares upon option exercises or share unit conversion. The Company intends to issue treasury shares as long as an adequate number of those shares is available.
Restricted Stock Units and Performance Stock Units: The Company currently grants RSU and PSU awards under the 2020 Plan. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and under what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally three years. Dividend equivalents are not paid out unless and until such time that the award vests and shares are distributed. For PSU's granted prior to 2020, payout is based on the achievement of the Company's performance measures, based on adjusted EPS growth as modified for executive compensation purposes and measured on a three-year annualized growth basis, and paid out generally over the three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management’s estimate of the number of units expected to vest and shares to be paid and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period.
The payout for PSU awards granted in 2020 is based on the achievement of the Company's adjusted EPS growth as well as a relative total stockholder return ("TSR") modifier versus the S&P 500 companies. The TSR modifier is a market condition with the grant-date fair value determined using a Monte Carlo simulation model. The Monte Carlo model takes into account several factors and assumptions including the risk-free interest rate, historical volatility of and correlations between the stock prices of the Company and the S&P 500 companies, and the Company’s relative TSR versus S&P 500 companies for the brief portion of the three-year performance period prior to the grant date. The number of shares actually earned at the end of the three-year period will vary, based on actual Company financial performance, and for 2020 PSU awards, relative TSR, from 0% to 200%% of the number of performance share units granted.

The assumptions used in the Monte Carlo simulation model for PSU's granted with the TSR modifier by the Company in 2020 include:

2020
Risk-Free Interest Rate	1.39%
Dividend Yield	1.8%
Volatility	16.0%
Initial TSR	7.9%

A summary of the status of the Company's RSU and PSU awards as of December 31, 2020 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2020	5,957,737	$87.80	650,547	$82.75
Granted	2,156,602	$118.20	235,432	$127.71
Vested	(2,291,265)	$82.96	(210,950)	$73.20
Forfeited	(309,393)	$96.28	(18,347)	$97.02
Non-vested balance at December 31, 2020	5,513,681	$101.22	656,682	$101.54
The weighted-average grant-date fair value of the Company's RSU awards granted during the years ended December 31, 2019 and 2018 was $92.50 and $83.05, respectively. The weighted average grant date fair value of the Company's PSU awards granted during the years ended December 31, 2019 and 2018 was $91.17 and $83.05, respectively. The total fair value of the shares distributed during the years ended December 31, 2020, 2019 and 2018 in connection with the Company's non-option equity awards was $290.0 million, $211.9 million and $170.3 million, respectively.
The payout of shares in 2020 with respect to the PSU awards granted in 2017 was 168% of target based on performance for the three-year performance period. In aggregate, 354,452 shares became distributable in respect to PSUs vested in 2020.

As of December 31, 2020, there was $347.7 million of unrecognized compensation cost related to the Company's RSU and PSU awards. The weighted-average period over which that cost is expected to be recognized is approximately 1 year.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007 and the addition of 4,750,000 shares due to a shareholder action in May 2018, no more than 40,350,000 shares of the Company's common stock may be sold. Employees purchased 394,419 shares during the year ended December 31, 2020 and at December 31, 2020, 4,878,288 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, the addition of 4,000,000 shares due to a shareholder action in May 2007 and reducing the shares available by 1,000,000 consistent with the Company's Board of Directors' action in March 2018, no more than 11,000,000 shares of the Company's common stock may be sold. Employees purchased 115,199 shares during the year ended December 31, 2020 and there were 1,156,014 shares available for issuance at December 31, 2020 under the International Plan. The plans are considered non-compensatory.
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
Valuation Techniques
Equity Securities, Money Market Mutual Funds and Mutual Funds - Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange or, for certain markets, official closing bid price. Money market mutual funds are valued using a valuation technique that results in price per share at $1.00.
Contingent Purchase Consideration Assets and Liability - Level 3
Purchase consideration for some acquisitions and dispositions made by the Company include contingent consideration arrangements. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of two to four years. The fair value of contingent purchase consideration asset and liability is estimated as the present value of future cash flows to be paid, based on projections of revenue and earnings and related targets of the acquired and disposed entities.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

(In millions of dollars)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/20	12/31/19	12/31/20	12/31/19	12/31/20	12/31/19	12/31/20	12/31/19
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$59	$4	$—	$—	$—	$—	$59	$4
Mutual funds(a)	186	166	—	—	—	—	186	166
Money market funds(b)	587	55	—	—	—	—	587	55
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(c)	—	—	—	—	68	84	68	84
Total assets measured at fair value	$832	$225	$8	$8	$68	$84	$908	$317
Fiduciary Assets:
Money market funds	$173	$360	$—	$—	$—	$—	$173	$360
U.S. Treasury Bills	150	40	—	—	—	—	150	40
Total fiduciary assets measured at fair value	$323	$400	$—	$—	$—	$—	$323	$400
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$243	$225	$243	$225
Acquisition related derivative contracts	—	—	—	—	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—	$243	$225	$243	$225
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables at December 31, 2020 and other assets at December 31, 2019 in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the above chart reflect contingent purchase consideration from the sale of businesses during 2019. The change in the asset from December 31, 2019 is primarily due to the net impact of accretion and adjustments to the fair value of the acquisition related asset of approximately $15 million. A 5% increase or decrease in the projections used to estimate the contingent consideration would result in a corresponding increase or decrease of the asset of approximately $7 million.

During the year ended December 31, 2020, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2020 and December 31, 2019.

(In millions)	2020	2019
Balance at January 1,	$225	$508
Net additions	107	36
Payments	(102)	(63)
Revaluation impact	11	70
Change in fair value of the FX contract	—	(325)
Other (a)	2	(1)
Balance at December 31,	$243	$225
(a) Primarily reflects the impact of foreign exchange.
As set forth in the table above, based on the Company's ongoing assessment of the fair value of contingent consideration, the Company recorded a net increase in the estimated fair value of such liabilities for prior period acquisitions of $11 million for the year ended December 31, 2020. A 5% increase in the projections used to estimate the contingent consideration would increase the liability by approximately $12 million. A 5% decrease would decrease the liability by approximately $21 million.
Long-Term Investments
The Company holds investments in certain private equity investments and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $280 million and $434 million at December 31, 2020 and 2019, respectively.
Investments in Public and Private Companies
The Company has other investments in private insurance and consulting companies with a carrying value of $169 million and $183 million at December 31, 2020 and December 31, 2019, respectively. The Company’s equity investment in insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $111 million and $107 million at December 31, 2020 and December 31, 2019, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statement of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $3 million and $13 million from these investments for the years ended December 31, 2020 and 2019, respectively.
Other Investments
At December 31, 2020 and December 31, 2019 the Company held certain equity investments with readily determinable market values of $72 million and $19 million, respectively. In 2020 and 2019, the Company recorded investment losses on these investments of $27 million and gains of $10 million, respectively. The Company also held investments without readily determinable market values of $33 million and $67 million at December 31, 2020 and 2019, respectively. The Company recorded a net gain of approximately $2 million in 2020 and a net loss of approximately $1 million in 2019 on these investments.
At December 31, 2019, the Company owned approximately 443 million shares of the common stock of AF, a South African company listed on the Johannesburg Stock Exchange, which was accounted for under the equity method of accounting. In February 2020, the Company sold approximately 49 million shares of the common stock of AF, and in May 2020, sold an additional 193 million shares to third parties, leaving the Company with an investment of approximately 201 million shares of the common stock of AF at December 31, 2020. Upon completion of the May transaction, the investment in AF was accounted at fair value, with investment gains and losses recorded as investment income (loss) in the consolidated statement of income. The fair value of AF at December 31, 2020 was $54 million.
In March 2019, the Company disposed of its investment in BenefitFocus for total proceeds of approximately $132 million. The Company received $115 million in the first quarter of 2019 and $17 million in April 2019. During the second quarter of 2019, the Company disposed of its investment in Payscale and received approximately $47 million.

11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The Company concluded that the hedge continues to be highly effective as of December 31, 2020. During 2020, the U.S. dollar value of the euro notes increased $124 million through December 31, 2020 due to the impact of foreign exchange rates, with a corresponding increase to accumulated other comprehensive loss.
JLT Acquisition Related Derivatives
On September 20, 2018, the Company entered into the FX contract to purchase £5.2 billion at a contracted exchange rate, to hedge the risk of appreciation of the GBP-denominated purchase price of JLT, which was settled on April 1, 2019 upon the closing of the JLT Transaction. The FX contract did not qualify for hedge accounting treatment under applicable accounting guidance, which required the Company to record the change in the fair value of the FX contract on each reporting date to the statement of income. The Company recorded a gain of $31 million in the consolidated statement of income for the year ended December 31, 2019, related to the settlement of the FX Contract. An unrealized loss of $325 million related to the change in fair value of the FX contract was recorded in the consolidated statement of income during 2018.
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
In March 2019, the Company issued €1.1 billion of senior notes related to the JLT Transaction. See Note 13 for additional information related to the Euro senior note issuances. In connection with the senior note issuances, the Company entered into a forward exchange contract to hedge the economic risk of changes in foreign exchange rates from the issuance date to settlement date of the Euro senior notes. The Company recorded a charge of $7.3 million in the consolidated statement of income for the year ended December 31, 2019, related to the settlement of this contract.

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
12.    Leases
Effective January 1, 2019 (the "implementation date"), the Company adopted new guidance intended to improve financial reporting for leases. A lease is defined as a party obtaining the right to use an asset legally owned by another party. The Company determines if an arrangement is a lease at inception. For operating leases entered into prior to January 1, 2019, the Right-of-Use ("ROU") assets and operating lease liabilities were recognized in the balance sheet on the implementation date based on the present value of the remaining future minimum payments over the lease term from the implementation date. This ROU asset was adjusted for unamortized lease incentives and restructuring liabilities that existed on the implementation date. For leases entered into subsequent to January 1, 2019, the operating lease ROU asset and operating lease liabilities are based on the present value of minimum payments over the lease term at the commencement date of the lease.
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
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third-parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third-parties when the Company no longer utilizes the space. None of the Company’s leases restrict the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options. In addition to the base rental costs, the Company's lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. A portion of our real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index ("CPI") as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred. Approximately 99% of the Company's lease obligations are for the use of office space. All of the Company's material leases are operating leases.
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead account as a single lease component. The Company has also elected not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less.
The Company determined that $28 million and $9 million of its ROU assets were impaired, and therefore, recorded a charge to the consolidated statement of income for the year ended December 31, 2020 and 2019, respectively, with an offsetting reduction to ROU assets.
The following chart provides additional information about the Company’s property leases:

For the Year Ended December 31, (In millions)	2020	2019
Lease Cost:
Operating lease cost (a)	$396	$371
Short-term lease cost	3	8
Variable lease cost	138	150
Sublease income	(19)	(18)
Net lease cost	$518	$511
Other information:
Operating cash outflows from operating leases	$420	$392
Right of use assets obtained in exchange for new operating lease liabilities	$261	$140
Weighted-average remaining lease term – real estate	8.42 years	8.78 years
Weighted-average discount rate – real estate leases	2.94%	3.10%
(a) Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases as of December 31, 2020 are as follows:

Payment Dates (In millions)	Real Estate Leases
2021	$410
2022	380
2023	331
2024	288
2025	256
Subsequent years	905
Total future lease payments	2,570
Less: Imputed interest	(304)
Total	2,266
Current lease liabilities	342
Long-term lease liabilities	1,924
Total lease liabilities	$2,266
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of December 31, 2020, the Company had additional operating real estate leases that had not yet commenced of $3 million. These operating leases will commence over the next 12 months.
The consolidated statement of income in 2018 included operating lease costs of $383 million, net of subleases.

13.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2020	2019
Short-term:
Current portion of long-term debt	$517	$1,215
	517	1,215
Long-term:
Senior notes – 2.35% due 2020	—	500
Senior notes – 3.50% due 2020	—	698
Senior notes – 4.80% due 2021	500	499
Senior notes – Floating rate due 2021	—	298
Senior notes – 2.75% due 2022	499	498
Senior notes – 3.30% due 2023	349	349
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	598	597
Senior notes – 3.875% due 2024	995	994
Senior notes – 3.50% due 2025	498	497
Senior notes – 1.349% due 2026	677	609
Senior notes – 3.75% due 2026	597	597
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	664	607
Senior notes – 2.25% due 2030	737	—
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	494
Senior notes – 4.35% due 2047	493	492
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,237	1,237
Mortgage – 5.70% due 2035	331	345
Other	5	7
	11,313	11,956
Less current portion	517	1,215
	$10,796	$10,741
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, and are not guaranteed.
The Company has established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at December 31, 2020.
Senior Notes
In December 2020, the Company repaid $700 million of maturing Senior Notes. The Company also prepaid $300 million of floating rate notes with an original maturity of December 2021.

In May 2020, the Company issued $750 million of 2.250% Senior Notes due 2030. The Company used the net proceeds from this offering to pay outstanding borrowings under the revolving credit facility discussed above.
In March 2020, the Company repaid $500 million of maturing Senior Notes.
In September 2019, the Company repaid $300 million of maturing senior notes.
During 2019, the Company issued approximately $6.5 billion of Senior Notes to primarily fund the acquisition of JLT, including the payment of related fees and expenses, and to repay certain JLT indebtedness, as well as for general corporate purposes.
In connection with the closing of the JLT Transaction, the Company assumed approximately $1 billion of historical JLT indebtedness, which it repaid during 2019. The Company incurred debt extinguishment costs of $32 million in regard to the repayment of this debt.
Other Credit Facilities
In January 2020, the Company closed on $500 million one-year and $500 million two-year term loan facilities. In the first quarter of 2020 the Company borrowed $1 billion against these facilities. During the third quarter of 2020, the Company repaid $500 million of borrowings from its one-year facility. In December 2020, the Company repaid $500 million of borrowings from the two year facility. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.
In October 2018, the Company and certain of its foreign subsidiaries increased its multi-currency five-year unsecured revolving credit facility from $1.5 billion to $1.8 billion. The interest rate on this facility is based on LIBOR plus a fixed margin which varies with the Company's credit ratings. This facility expires in October 2023 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. There were no borrowings outstanding under this facility at December 31, 2020. The facility includes a provision for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available. In such case, the rate would be determined using an alternate reference rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR (the “LIBOR successor rate”). If no LIBOR successor rate has been determined, the rate will be based on the higher of the rate announced publicly by Citibank, New York, NY, as its base rate or the fed funds rate plus a fixed margin.
In April 2020, the Company entered into a new 364 day $1 billion unsecured revolving credit facility with a term out option after one year. The facility has similar coverage and leverage ratios as the multi-currency five-year unsecured revolving credit facility. The Company had no borrowings outstanding under these facilities at December 31, 2020.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $573 million at December 31, 2020 and $598 million at December 31, 2019. There were no outstanding borrowings under these facilities at December 31, 2020 and December 31, 2019.
Scheduled repayments of long-term debt in 2021 and in the four succeeding years are $517 million, $516 million, $619 million, $1.6 billion and $518 million, respectively.
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

	December 31, 2020		December 31, 2019
(In millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$517	$523	$1,215	$1,229
Long-term debt	$10,796	$12,858	$10,741	$11,953

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
14.    Integration and Restructuring Costs
JLT Related Integration and Restructuring
The Company is completing its integration of JLT, which involves combining business practices and co-locating colleagues in most geographies, rationalization of real estate leases around the world, realization of synergies and migration of legacy JLT systems onto the Company's information technology environment and security protocols. The Company also incurred costs for consulting fees related to integration management processes and legal fees related to the rationalizing legal entity structures to reduce costs, mitigate risks and improve operational transparency.
Costs recognized are based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. The Company has incurred $251 million in 2020 and $335 million in 2019.
In connection with the JLT integration and restructuring, for the year ended December 31, 2020, the Company incurred costs of $251 million: $171 million in RIS, $51 million in Consulting, $29 million in Corporate. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.
Details of the JLT integration and restructuring activity from January 1, 2019 through December 31, 2020, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/19	$—	$—	$—	$—	$—
2019 charges	154	38	45	98	335
Cash payments	(112)	(14)	(45)	(94)	(265)
Non-cash charges	—	(19)	—	(4)	(23)
Liability at 12/31/19	$42	$5	$—	$—	$47
2020 charges	43	69	62	77	251
Cash payments	(69)	(25)	(55)	(77)	(226)
Non-cash charges	—	(42)	(5)	—	(47)
Liability at 12/31/20	$16	$7	$2	$—	$25
(a) Includes ROU asset impairments, data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
During the fourth quarter of 2018, Mercer initiated a program to restructure its business to further optimize the way Mercer operates, setting up the Company for a more fluid and nimble structure and operating model for the future. The Company completed this initiative and incurred restructuring severance and consulting costs of $54 million for the year ended December 31, 2020 related to this initiative.
In addition to the changes discussed above, the Company incurred costs of $32 million at Corporate for the year ended December 31, 2020 that reflects costs to modernize the Company's information technology systems and security protocols, consulting costs related to the restructure of the Global HR function and adjustments to restructuring liabilities for future rent under non-cancellable leases.

The following details the other restructuring liabilities for actions initiated during 2020 and prior:

(In millions)	Liability at 1/1/19	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 12/31/19	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 12/31/20
Severance	$73	$73	$(91)	$(4)	$51	$39	$(54)	$—	$36
Future rent under non-cancelable leases and other costs	39	39	(21)	(6)	51	50	(46)	(10)	45
Total	$112	$112	$(112)	$(10)	$102	$89	$(100)	$(10)	$81
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
15.    Common Stock
The Company did not repurchase any of its common stock during 2020. During 2019, the Company repurchased 4.8 million shares of its common stock for total consideration of $485 million. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion of the Company's common stock, which superseded any prior authorizations. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $2.4 billion. There is no time limit on the authorization.
The Company issued approximately 4.1 million and 4.6 million shares related to stock compensation and employee stock purchase plans during the years ended December 31, 2020 and 2019, respectively.
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
Legal Matters
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims may seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims in accordance with FASB guidance on Contingencies - Loss Contingencies, the Company uses case level reviews by inside and outside counsel, and internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.

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
In November 2020, the Company received a notice that the European Commission adopted a decision to close this investigation without taking any action.
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
•In 2017, JLT identified payments to a third-party introducer that had been directed to unapproved bank accounts. These payments related to reinsurance placements made on behalf of an Ecuadorian state-owned insurer between 2014 and 2017. In early 2018, JLT voluntarily reported this matter to law enforcement authorities. In February and March 2020, money laundering charges were filed in the United States against a former employee of JLT, the principals of the third-party introducer and a former official of the state-owned insurer. Three of these individuals, including the former JLT employee, have since pleaded guilty to criminal charges. We are cooperating with all ongoing investigations related to this matter.
At this time, we are unable to predict the likely timing, outcome or ultimate impact of the foregoing investigations or any related matters. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.
Consulting Segment
In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT, which reflected the projected redress amounts contained in the Skilled Person report, was based on a review of a limited number of files. Thereafter, the FCA expanded the scope of the thematic review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. We expect to finalize the suitability review of the limited number of files that remain outstanding and calculate all redress amounts by the end of the second quarter of 2021. We anticipate this gross liability will be partially offset by a contractual indemnity and insurance recoveries from third-party E&O insurers.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee were reinsured up to £40 million by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by segregated assets held in a trust. As of December 31, 2020, the reinsurance coverage exceeded the best estimate of the projected liability of the policies covered by the guarantee. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
17.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s segments are:
▪Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and
▪Consulting, comprising Mercer and Oliver Wyman Group
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Year Ended December 31, (In millions of dollars)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2020 –
Risk and Insurance Services	$10,337	(a)	$2,346	$20,612	(d)	$500	$170
Consulting	6,976	(b)	994	9,571	(e)	174	107
Total Segments	17,313		3,340	30,183		674	277
Corporate/Eliminations	(89)		(274)	2,866	(c)	67	71
Total Consolidated	$17,224		$3,066	$33,049		$741	$348
2019 –
Risk and Insurance Services	$9,599	(a)	$1,833	$26,098	(d)	$416	$184
Consulting	7,143	(b)	1,210	9,722	(e)	156	150
Total Segments	16,742		3,043	35,820		572	334
Corporate/Eliminations	(90)		(366)	(4,463)	(c)	75	87
Total Consolidated	$16,652		$2,677	$31,357		$647	$421
2018 –
Risk and Insurance Services	$8,228	(a)	$1,864	$15,868	(d)	$290	$158
Consulting	6,779	(b)	1,099	8,003	(e)	130	97
Total Segments	15,007		2,963	23,871		420	255
Corporate/Eliminations	(57)		(202)	(2,293)	(c)	74	59
Total Consolidated	$14,950		$2,761	$21,578		$494	$314
(a)Includes inter-segment revenue of $5 million, $8 million and $6 million in 2020, 2019 and 2018, respectively, interest income on fiduciary funds of $46 million, $105 million and $65 million in 2020, 2019 and 2018, respectively, and equity method income of $27 million, $25 million and $13 million in 2020, 2019 and 2018 and $40 million related to the sale of business in 2018.
(b)Includes inter-segment revenue of $84 million, $82 million and $51 million in 2020, 2019 and 2018, respectively, interest income on fiduciary funds of $1 million, $4 million and $3 million in 2020, 2019 and 2018, respectively, and equity method income of $5 million, $16 million and $8 million in 2020, 2019 and 2018, respectively.
(c)Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.
(d)Includes equity method investments of $165 million, $179 million and $57 million at December 31, 2020, 2019 and 2018, respectively.
(e)Includes equity method investments of $5 million, $149 million and $148 million at December 31, 2020, 2019 and 2018, respectively.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions of dollars)	2020	2019	2018
Risk and Insurance Services
Marsh	$8,628	$8,085	$6,923
Guy Carpenter	1,709	1,514	1,305
Total Risk and Insurance Services	10,337	9,599	8,228
Consulting
Mercer	4,928	5,021	4,732
Oliver Wyman Group	2,048	2,122	2,047
Total Consulting	6,976	7,143	6,779
Total Segments	17,313	16,742	15,007
Corporate/Eliminations	(89)	(90)	(57)
Total	$17,224	$16,652	$14,950

Information by geographic area is as follows:

For the Years Ended December 31,
(In millions of dollars)	2020	2019	2018
Revenue
United States	$8,168	$7,840	$7,219
United Kingdom	2,818	2,679	2,243
Continental Europe	2,881	2,837	2,694
Asia Pacific	2,093	2,001	1,616
Other	1,353	1,385	1,235
	17,313	16,742	15,007
Corporate/Eliminations	(89)	(90)	(57)
Total	$17,224	$16,652	$14,950

For the Years Ended December 31,
(In millions of dollars)	2020	2019	2018
Fixed Assets, Net
United States	$492	$462	$403
United Kingdom	115	149	91
Continental Europe	74	68	59
Asia Pacific	105	101	74
Other	70	78	74
Total	$856	$858	$701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Liability for Errors and Omissions — Refer to Notes 1 and 16 to the financial statements
Critical Audit Matter Description
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
•We tested the effectiveness of internal controls related to the determination of the liability for E&O, including controls over the projection of ultimate settlement values of reported and unreported claims determined through internal actuarial analyses, management’s review of the appropriateness of the assumptions used and calculation of case loss estimates, and management’s independent review of case level estimates provided by inside and outside counsel, as applicable.
•For selected E&O matters, we evaluated the reasonableness of management’s case loss estimates and, as applicable, made inquiries of the Company’s inside and outside counsel regarding the status of these matters and likelihood of settlement.
•We compared total incurred losses and current case estimates as of the balance sheet date to amounts reported in prior periods to evaluate trends and developments in reported cases.
•With the assistance of our actuarial specialists, we evaluated the reasonableness of the assumptions and methodologies involved in the development of the liability for E&O by:
–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims and case loss estimates, to evaluate whether the inputs to the actuarial estimate were reasonable.
–Comparing management’s prior-year assumptions of expected development and ultimate loss to actual amounts incurred during the current year to identify potential bias in the determination of the liability for E&O.
–Developing a range of independent estimates and comparing those to the liability for E&O recorded by the Company.

/s/ Deloitte & Touche LLP
New York, New York
February 17, 2021

We have served as the Company’s auditor since 1989.

Marsh & McLennan Companies, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA AND
SUPPLEMENTAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share figures)
2020:
Revenue	$4,651	$4,189	$3,968	$4,416
Operating income	$1,070	$885	$540	$571
Net income before non-controlling interests	$767	$580	$320	$379
Net income attributable to the Company	$754	$572	$316	$374
Basic Per Share Data:
Net income attributable to the Company	$1.49	$1.13	$0.62	$0.74
Diluted Per Share Data:
Net income attributable to the Company	$1.48	$1.12	$0.62	$0.73
Dividends Paid Per Share	$0.455	$0.455	$0.465	$0.465
2019:
Revenue	$4,071	$4,349	$3,968	$4,264
Operating income	$938	$680	$467	$592
Net income before non-controlling interests	$727	$344	$306	$396
Net income attributable to the Company	$716	$332	$303	$391
Basic Per Share Data:
Net income attributable to the Company	$1.42	$0.66	$0.60	$0.77
Diluted Per Share Data:
Net income attributable to the Company	$1.40	$0.65	$0.59	$0.76
Dividends Paid Per Share	$0.415	$0.415	$0.455	$0.455
As of February 12, 2021, there were 4,602 stockholders of record.

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
(a)Management’s Annual Report on Internal Control Over Financial Reporting
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

(b)Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 17, 2021

(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2021 Proxy Statement.
The executive officers and executive officer appointees of the Company are Peter J. Beshar, Paul Beswick, Dominic Burke, John Q. Doyle, Martine Ferland, Carmen Fernandez, Daniel S. Glaser, Peter Hearn, Scott McDonald and Mark C. McGivney. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2021 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee" and "Additional Information—Transactions with Management and Others" is incorporated herein by reference.
Item 11.    Executive Compensation.
The information set forth in the sections "Additional Information—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2021 Proxy Statement is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2021 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2021 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2021 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:
(1)Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2020
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2020
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Other:
Selected Quarterly Financial Data and Supplemental Information (Unaudited) for fiscal years 2020 and 2019
Five-Year Statistical Summary of Operations
(2)All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
(3)The following exhibits are filed as a part of this report:
(2.1)Stock Purchase Agreement, dated as of June 6, 2010, by and between Marsh & McLennan Companies, Inc. and Altegrity, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
(2.2)     Rule 2.7 Announcement, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

†As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries becauce the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

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
(4.1)Indenture dated as of June 14, 1999 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)
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
(4.16)    Thirteenth Supplemental Indenture, dated May 7, 2020, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Company’s Current Report on Form 8-K dated May 7, 2020)
(4.17)     Description of Marsh & McLennan Companies, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
(10.1)*Marsh & McLennan Companies, Inc. U.S. Employee 1996 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.2)*Marsh & McLennan Companies, Inc. U.S. Employee 1997 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10.3)*Marsh & McLennan Companies, Inc. U.S. Employee 1998 Cash Bonus Award Voluntary Deferral Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)
(10.4)*Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
(10.5)*Amendments to Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
(10.6)*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
(10.7)*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)
(10.8)*Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
(10.9)*Form of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
(10.10)*Additional Forms of Awards under the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)
(10.11)*Form of Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.12)*Form of 2007 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
(10.13)*Form of 2008 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
(10.14)*Form of 2009 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
(10.15)*Form of 2010 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)
(10.16)*Form of 2011 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
(10.17)*Form of 2011 Long-term Incentive Award dated as of June 1, 2011 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)
(10.18)*Form of 2012 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)
(10.19)*Form of 2013 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)
(10.20)*Form of 2014 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.21)*Form of 2015 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
(10.22)*Form of 2016 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)
(10.23)*Form of Deferred Stock Unit Award, dated as of February 24, 2012, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)
(10.24)*Form of Deferred Stock Unit Award, dated as of March 1, 2013, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)
(10.25)*Form of Deferred Stock Unit Award, dated as of March 1, 2014, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
(10.26)*Form of Deferred Stock Unit Award, dated as of March 1, 2015, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
(10.27)*Form of Deferred Stock Unit Award, dated as of March 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)
(10.28)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2017 through February 1, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
(10.29)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2018 through February 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.30)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.31)*Form of Deferred Stock Unit Award, with grant dates from May 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form A (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.32)*Form of Deferred Stock Unit Award, with grant dates from May 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form B (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.33)Form of Deferred Stock Unit Award, with grant dates from March 1, 2020 through February 1, 2021, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.34)*Form of Restricted Stock Unit Award, dated as of April 1, 2016 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
(10.35)*Form of Restricted Stock Unit Award, dated as of February 22, 2017 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
(10.36)*Form of Restricted Stock Unit Award, dated as of February 21, 2018 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.37)*Form of Restricted Stock Unit Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.38)*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form A (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.39)*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form B (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.40)*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form C (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.41)*Form of Restricted Stock Unit Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.42)*Form of Performance Stock Unit Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
(10.43)*Form of Performance Stock Unit Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.44)*Form of Performance Stock Unit Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.45)*Form of Performance Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.46)*Form of Performance Stock Unit Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.47)*Form of Stock Option Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
(10.48)*Form of Stock Option Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.49)*Form of Stock Option Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.50)*Form of Stock Option Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.51)*Form of Stock Option Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.52)*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)
(10.53)*Amendment to the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.54)*Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2020)
(10.55)*Amendments to Certain Marsh & McLennan Companies Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.56)*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.57)*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.58)*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.59)*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
(10.60)*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.61)*Third Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.62)Fourth Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012
(10.63)*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.64)*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
(10.65)*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.66)*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)
(10.67)*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
(10.68)*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)
(10.69)*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
(10.70)*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
(10.71)*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
(10.72)*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
(10.73)*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
(10.74)*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.75)*Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
(10.76)*Letter Agreement, effective as of February 22, 2017, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)
(10.77)*Letter Agreement, dated as of September 18, 2019, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
(10.78)*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.79)*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.80)*Letter Agreement, effective as of January 17, 2018, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.81)Letter Agreement, effective as of January 16, 2019, between Marsh & McLennan, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.82)*Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.83)*Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.84)*Letter Agreement, effective as of January 15, 2020, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.85)*Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.86)*Non-Competition and Non-Solicitation Agreement, effective as of March 1, 2016, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.87)*Letter Agreement, effective as of July 1, 2019, between Marsh & McLennan Companies, Inc. and Dominic J. Burke (incorporated by reference to the Company's Current Report on Form 8-K filed on April 29, 2020)
(10.88)*Non-Competition and Non-Solicitation Agreement, effective as of April 1, 2019, between Marsh & McLennan Companies, Inc. and Dominic J. Burke (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.89)*Letter Agreement, effective as of April 29, 2020, between Marsh & McLennan Companies, Inc. and Dominic J. Burke (incorporated by reference to the Company's Current Report on Form 8-K filed on April 29, 2020)
(10.90)Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)
(10.91)Paying Agency Agreement, dated as of March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)
(10.92)Shareholder Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.93)Form of Director Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.94)Bridge Loan Agreement, dated as of September 18, 2018 by and between Marsh & McLennan Companies, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.95)Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)
(14.1)Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
(21.1)List of Subsidiaries of Marsh & McLennan Companies, Inc.
(23.1)Consent of Independent Registered Public Accounting Firm
(24.1)Power of Attorney (included on signature page)
(31.1)Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2)Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1)Section 1350 Certifications
101.INSXBRL Instance Document
101.SCHXBRL Taxonomy Extension Schema
101.CALXBRL Taxonomy Extension Calculation Linkbase
101.DEFXBRL Taxonomy Extension Definition Linkbase
101.LABXBRL Taxonomy Extension Label Linkbase
101.PREXBRL Taxonomy Extension Presentation Linkbase
104.Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 17, 2021	By	/S/ DANIEL S. GLASER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 17th day of February, 2021.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 17, 2021

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 17, 2021

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 17, 2021

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 17, 2021

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 17, 2021

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 17, 2021

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 17, 2021

/S/ TAMARA INGRAM Tamara Ingram	Director	February 17, 2021

/S/ Jane H. Lute Jane H. Lute	Director	February 17, 2021

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 17, 2021

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 17, 2021

/S/ MARC D. OKEN Marc D. Oken	Director	February 17, 2021

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 17, 2021

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 17, 2021

/S/ R. DAVID YOST R. David Yost	Director	February 17, 2021