Form 10-Q
period 2021-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2021-04-27
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of April 22, 2021, there were outstanding 508,531,926 shares of common stock, par value $1.00 per share, of the registrant.

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
•our ability to maintain adequate safeguards to protect the security of our information systems and confidential, personal or proprietary information, particularly given the increased risk of cybersecurity attacks, including hacking, viruses, malware, ransomware and other types of data security breaches, as well as the heightened risk caused by remote work arrangements;
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
•the impact of changes in tax laws, guidance and interpretations, particularly due to proposals from the current administrations in the U.S. and U.K., or disagreements with tax authorities;
•our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster, government unrest or otherwise; and
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and various insurer revenue streams.
The factors identified above are not exhaustive. Marsh & McLennan Companies, Inc. and its subsidiaries (the "Company" or "Marsh McLennan") operate in a dynamic business environment in which new risks emerge frequently. Accordingly, we caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made.

Further information concerning Marsh McLennan and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q and our most recently filed Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Revenue	$5,083	$4,651
Expense:
Compensation and benefits	2,807	2,555
Other operating expenses	918	1,026
Operating expenses	3,725	3,581
Operating income	1,358	1,070
Other net benefit credits	71	64
Interest income	—	2
Interest expense	(118)	(127)
Investment income (loss)	11	(2)
Income before income taxes	1,322	1,007
Income tax expense	324	240
Net income before non-controlling interests	998	767
Less: Net income attributable to non-controlling interests	15	13
Net income attributable to the Company	$983	$754
Net income per share attributable to the Company:
Basic	$1.93	$1.49
Diluted	$1.91	$1.48
Average number of shares outstanding:
Basic	509	505
Diluted	514	510
Shares Outstanding at March 31,	509	506
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income before non-controlling interests	$998	$767
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(91)	(941)
Gain related to pension/post-retirement plans	6	175
Other comprehensive loss, before tax	(85)	(766)
Income tax expense on other comprehensive income	2	26
Other comprehensive loss, net of tax	(87)	(792)
Comprehensive income (loss)	911	(25)
Less: comprehensive income attributable to non-controlling interest	15	13
Comprehensive income (loss) attributable to the Company	$896	$(38)

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,120	$2,089
Receivables
Commissions and fees	5,032	4,679
Advanced premiums and claims	119	112
Other	592	677
	5,743	5,468
Less-allowance for credit losses	(146)	(142)
Net receivables	5,597	5,326
Other current assets	832	740
Total current assets	7,549	8,155
Goodwill	15,458	15,517
Other intangible assets	2,603	2,699
Fixed assets (net of accumulated depreciation and amortization of $2,197 at March 31, 2021 and $2,159 at December 31, 2020)	830	856
Pension related assets	1,823	1,768
Right of use assets	1,824	1,894
Deferred tax assets	704	702
Other assets	1,482	1,458
	$32,273	$33,049
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,015	$517
Accounts payable and accrued liabilities	2,940	3,050
Accrued compensation and employee benefits	1,220	2,400
Current lease liabilities	342	342
Accrued income taxes	368	247
Dividends payable	238	—
Total current liabilities	6,123	6,556
Fiduciary liabilities	8,782	8,585
Less – cash and investments held in a fiduciary capacity	(8,782)	(8,585)
	—	—
Long-term debt	10,242	10,796
Pension, post-retirement and post-employment benefits	2,594	2,662
Long-term lease liabilities	1,850	1,924
Liabilities for errors and omissions	354	366
Other liabilities	1,514	1,485
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2021 and December 31, 2020	561	561
Additional paid-in capital	851	943
Retained earnings	16,780	16,272
Accumulated other comprehensive loss	(5,197)	(5,110)
Non-controlling interests	162	156
	13,157	12,822
Less – treasury shares, at cost, 51,871,847 shares at March 31, 2021 and 52,914,550 shares at December 31, 2020	(3,561)	(3,562)
Total equity	9,596	9,260
	$32,273	$33,049
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,
(In millions)	2021	2020
Operating cash flows:
Net income before non-controlling interests	$998	$767
Adjustments to reconcile net income used for operations:
Depreciation and amortization of fixed assets and capitalized software	97	97
Amortization of intangible assets	100	86
Non cash lease expense	79	80
Adjustments and payments related to contingent consideration liability	(1)	(10)
Provision for deferred income taxes	14	9
Net (gain) loss on investments	(11)	2
Net loss (gain) on disposition of assets	3	(3)
Share-based compensation expense	78	72
Changes in assets and liabilities:
Net receivables	(275)	(313)
Other current assets	(91)	(34)
Other assets	(54)	57
Accounts payable and accrued liabilities	(73)	(140)
Accrued compensation and employee benefits	(1,180)	(1,178)
Accrued income taxes	121	91
Contributions to pension and other benefit plans in excess of current year credit	(102)	(85)
Other liabilities	26	(38)
Operating lease liabilities	(82)	(86)
Effect of exchange rate changes	(55)	(12)
Net cash used for operations	(408)	(638)
Financing cash flows:
Purchase of treasury shares	(112)	—
Net increase in commercial paper	—	193
Borrowings from term-loan and credit facilities	—	2,000
Repayments of debt	(4)	(503)
Purchase of non-controlling interests	—	(3)
Shares withheld for taxes on vested units – treasury shares	(93)	(112)
Issuance of common stock from treasury shares	35	44
Payments of deferred and contingent consideration for acquisitions	(32)	(29)
Distributions of non-controlling interests	(8)	(18)
Dividends paid	(237)	(232)
Net cash (used for) provided by financing activities	(451)	1,340
Investing cash flows:
Capital expenditures	(69)	(118)
Net sales of long-term investments	4	57
Dispositions	—	7
Acquisitions	—	(200)
Other, net	(2)	9
Net cash used for investing activities	(67)	(245)
Effect of exchange rate changes on cash and cash equivalents	(43)	(132)
(Decrease) increase in cash and cash equivalents	(969)	325
Cash and cash equivalents at beginning of period	2,089	1,155
Cash and cash equivalents at end of period	$1,120	$1,480
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$943	$862
Change in accrued stock compensation costs	(133)	(129)
Issuance of shares under stock compensation plans and employee stock purchase plans	41	14
Other	—	(1)
Balance, end of period	$851	$746
RETAINED EARNINGS
Balance, beginning of period	$16,272	$15,199
Net income attributable to the Company	983	754
Dividend equivalents declared	(3)	(4)
Dividends declared	(472)	(459)
Balance, end of period	$16,780	$15,490
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of period	$(5,110)	$(5,055)
Other comprehensive loss, net of tax	(87)	(792)
Balance, end of period	$(5,197)	$(5,847)
TREASURY SHARES
Balance, beginning of period	$(3,562)	$(3,774)
Issuance of shares under stock compensation plans and employee stock purchase plans	113	119
Purchase of treasury shares	(112)	—
Balance, end of period	$(3,561)	$(3,655)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$156	$150
Net income attributable to non-controlling interests	15	13
Net non-controlling interests acquired (disposed)	—	(3)
Distributions and other changes	(9)	(4)
Balance, end of period	$162	$156
TOTAL EQUITY	$9,596	$7,451
Dividends declared per share	$0.93	$0.91
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     Nature of Operations
Marsh & McLennan Companies, Inc. (the "Company" or "Marsh McLennan"), a global professional services firm, is organized based on the different services that it offers. Under this structure, the Company’s two business segments are Risk and Insurance Services and Consulting.
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
Business Update Related To COVID-19
The COVID-19 pandemic has now surpassed one year in duration and it continues to impact virtually every geography in which the Company operates. The safety and well-being of our colleagues remains our first priority, while continuing to serve the needs of our clients. Approximately 70% of the Company’s offices are open, however, the vast majority of colleagues continue to work in a remote environment which is expected to continue through much of 2021. The Company continues to plan the multiple aspects of a return to the office model, considering health, colleague privacy and potential government restrictions. The Company expects to continue to service clients effectively in the current remote environment and as colleagues gradually return to the office.
Although the pandemic is ongoing, the global economy is showing signs of recovery as various countries begin to ease restrictions. The Company had strong revenue growth in the first quarter of 2021 and continues to benefit from reduced expense levels in areas such as travel and entertainment and outside services. However, uncertainty remains in the economic outlook and the ultimate extent of COVID-19 impact to the Company will depend on future developments that it is unable to predict, including new “waves” of infection, newly emerging variants of the virus, potential renewed restrictions by various governments or agencies, and the effectiveness and distribution rate of vaccines.
2.     Principles of Consolidation and Other Matters
The Company prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. For interim filings, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K").
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three month periods ended March 31, 2021 and 2020.

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
•impairment assessments and charges,
•recoverability of long-lived assets,
•liabilities for errors and omissions,
•deferred tax assets, uncertain tax positions and income tax expense,
•share-based and incentive compensation expense,
•useful lives assigned to long-lived assets, and depreciation and amortization,
•fair value estimates of contingent consideration receivable or payable related to acquisitions or dispositions
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered any COVID-19 potential impacts to its customer base in various industries and geographies and has concluded through March 31, 2021, that COVID-19 did not have a material adverse impact on the Company's financial position or estimates. The ultimate extent to which COVID-19 will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on numerous evolving factors and future developments that it is not able to predict. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At March 31, 2021, the Company maintained $272 million compared to $270 million at December 31, 2020 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was immaterial to the consolidated statement of income for the three months ended March 31, 2021.
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
The Company holds investments in certain private equity funds that are accounted for in accordance with the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for the Company's proportionate share of the change in fair value of the funds are recorded in earnings. Investments accounted for using the equity method of accounting are included in "other assets" in the consolidated balance sheets.
The Company recorded net investment income of $11 million for the three months ended March 31, 2021 compared to a net investment loss of $2 million for the same period last year. The increase is primarily due to gains from its investments in private equity funds.

Income Taxes
The Company's effective tax rate in the first quarter of 2021 was 24.5% compared with 23.8% in the first quarter of 2020. The tax rates in both periods reflect the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration. The excess tax benefit related to share-based payments is the most significant discrete item, reducing the effective tax rate by 1.1% and 2.6% in the first quarters of 2021 and 2020, respectively.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits was $96 million at March 31, 2021 and $98 million at December 31, 2020. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $35 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
Costs for real estate consolidation are recognized based on the type of cost, and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any right-of-use asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the right-of-use asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the right-of-use asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the right-of-use asset are recognized based on the net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are based on estimates of future sub-lease income to be received and future contractual costs to be incurred.
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
The Company's revenue recognition guidance is provided in more detail in Note 2 of the consolidated financial statements and the notes thereto included in 2020 Form 10-K for the year ended December 31, 2020.

The following schedule disaggregates components of the Company's revenue:

	Three Months Ended March 31,
(In millions)	2021	2020
Marsh:
EMEA	$837	$754
Asia Pacific	274	238
Latin America	90	91
Total International	1,201	1,083
U.S./Canada	1,124	978
Total Marsh	2,325	2,061
Guy Carpenter	895	827
Subtotal	3,220	2,888
Fiduciary interest income	5	23
Total Risk and Insurance Services	$3,225	$2,911
Mercer:
Wealth	$623	$592
Health	487	486
Career	178	173
Total Mercer	1,288	1,251
Oliver Wyman	585	511
Total Consulting	$1,873	$1,762

The Company recognizes commission revenue from arrangements for a significant portion of its brokerage arrangements at a point in time on the effective date of the underlying policy. Commission revenue is estimated using historical information about the risks to be covered over the policy period, some of which are dependent on variable factors such as number of employees covered, covered payroll, airline passenger miles flown, shipped tonnage of marine cargo and others.
The following schedule provides contract assets and contract liabilities information from contracts with customers.

(In millions)	March 31, 2021	December 31, 2020
Contract Assets	$304	$236
Contract Liabilities	$737	$676
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Contract assets are included in other current assets in the Company's consolidated balance sheet. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheet. Revenue recognized in the first three months of 2021 and 2020 that was included in the contract liability balance at the beginning of each of those years was $238 million and $289 million, respectively.
The amount of revenue recognized in the first three months of 2021 and 2020 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $34 million and $29 million, respectively.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $40 million for Marsh, $169 million for Mercer and $2 million for Oliver Wyman. The Company expects revenue in 2022, 2023, 2024, 2025 and

2026 and beyond of $102 million, $72 million, $29 million, $5 million and $3 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk & Insurance Services revenue includes interest on fiduciary funds ("fiduciary interest income") of $5 million and $23 million for the three month periods ended March 31, 2021 and March 31, 2020, respectively. The decrease in 2021 compared to 2020 reflects the impact of lower interest rates partially offset by a higher level of average invested funds. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $12.5 billion at March 31, 2021 and $11.2 billion at December 31, 2020. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Net income before non-controlling interests	$998	$767
Less: Net income attributable to non-controlling interests	15	13
Net income attributable to the Company	$983	$754
Basic weighted average common shares outstanding	509	505
Dilutive effect of potentially issuable common shares	5	5
Diluted weighted average common shares outstanding	514	510
Average stock price used to calculate common stock equivalents	$114.96	$107.10

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the three-month periods ended March 31, 2021 and 2020.

(In millions)	2021	2020
Assets acquired, excluding cash	$—	$249
Liabilities assumed	—	(5)
Contingent/deferred purchase consideration	—	(44)
Net cash outflow for current year acquisitions	$—	$200

(In millions)	2021	2020
Interest paid	$191	$199
Income taxes paid, net of refunds	$122	$136
The classification of contingent consideration in the statement of cash flows is determined by whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $37 million for the three months ended March 31, 2021. This consisted of deferred purchase consideration related to prior years' acquisitions of $27 million and contingent purchase consideration of $10 million. Financing cash flows also reflect the receipt of contingent consideration of $5 million related to prior year dispositions. For the three months ended March 31, 2020, the Company paid deferred and contingent consideration of $29 million, consisting of deferred purchase consideration related to prior years' acquisitions of $25 million and contingent consideration of $4 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the three months ended March 31, 2021, the Company paid contingent consideration payments of $1 million. For the three months ended March 31, 2020, the Company recorded a net credit for adjustments to contingent consideration liabilities of $1 million and made contingent consideration payments of $9 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $212 million and $201 million for the three months ended March 31, 2021 and 2020, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $78 million and $72 million for the three-months ended March 31, 2021 and 2020, respectively.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three-month periods ended March 31, 2021 and 2020, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2020	$(4,126)	$(984)	$(5,110)
Other comprehensive loss before reclassifications	(36)	(91)	(127)
Amounts reclassified from accumulated other comprehensive income	40	—	40
Net current period other comprehensive income (loss)	4	(91)	(87)
Balance as of March 31, 2021	$(4,122)	$(1,075)	$(5,197)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2019	$(3,512)	$(1,543)	$(5,055)
Other comprehensive income (loss) before reclassifications	109	(930)	(821)
Amounts reclassified from accumulated other comprehensive income	29	—	29
Net current period other comprehensive income (loss)	138	(930)	(792)
Balance as of March 31, 2020	$(3,374)	$(2,473)	$(5,847)
The components of other comprehensive income (loss) for the three-month periods ended March 31, 2021 and 2020 are as follows:

Three Months Ended March 31,	2021			2020
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(91)	$—	$(91)	$(941)	$(11)	$(930)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Net actuarial losses (a)	52	12	40	40	11	29
Subtotal	52	12	40	40	11	29
Foreign currency translation adjustments	(37)	(8)	(29)	135	26	109
Other adjustments	(7)	(2)	(5)	—	—	—
Effect of remeasurement	(2)	—	(2)	—	—	—
Pension/post-retirement plans gains	6	2	4	175	37	138
Other comprehensive (loss) income	$(85)	$2	$(87)	$(766)	$26	$(792)
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
The Company had no acquisitions during the first three months of 2021.
On April 1, 2021, MMA completed the acquisitions of PayneWest Insurance, Inc., a Montana-based full-service broker providing business insurance, surety, employee benefits and personal insurance services to companies and individuals, and The Pryor Group, LLC, a Texas-based full-service broker providing business insurance with a specialty in quick service restaurants and the personal lines of franchise owners.
The Company paid $27 million of deferred purchase consideration and $11 million of contingent consideration related to acquisitions made in prior years.
Dispositions
There were no dispositions during the first three months of 2021.
Prior-Year Acquisitions
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
Total purchase consideration for acquisitions made during the three months ended March 31, 2020 was approximately $245 million, which consisted of cash paid of $201 million and deferred purchase and estimated contingent consideration of $44 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. In 2020, the Company also paid $25 million of deferred purchase consideration and $13 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three-month period ended March 31, 2020 included approximately $15 million of revenue and operating income of $4 million related to acquisitions made in 2020.
Prior year dispositions
In 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $98 million.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2020. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2020 is as if they occurred on January 1, 2019. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share figures)	2021	2020
Revenue	$5,083	$4,705
Net income attributable to the Company	$983	$755
Basic net income per share attributable to the Company	$1.93	$1.50
Diluted net income per share attributable to the Company	$1.91	$1.48

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
•industry and market conditions; and
•the year-over-year change in the Company’s share price.
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
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions)	2021	2020
Balance as of January 1,	$15,517	$14,671
Goodwill acquired	—	142
Other adjustments(a)	(59)	(401)
Balance at March 31,	$15,458	$14,412
(a) Primarily reflects the impact of foreign exchange.
The goodwill arising from the acquisitions in 2020 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
Goodwill allocable to the Company’s reportable segments at March 31, 2021 is as follows: Risk and Insurance Services, $11.7 billion and Consulting, $3.8 billion.

The gross cost and accumulated amortization of identified intangible assets at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021			December 31, 2020
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client Relationships	$3,717	$1,260	$2,457	$3,713	$1,170	$2,543
Other (a)	387	241	146	386	230	156
Amortized intangibles	$4,104	$1,501	$2,603	$4,099	$1,400	$2,699
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2021 and 2020 was $100 million and $86 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2021 (excludes amortization through March 31, 2021)	$258
2022	318
2023	293
2024	276
2025	238
Subsequent years	1,220
$2,603

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/21	12/31/20	03/31/21	12/31/20	03/31/21	12/31/20	03/31/21	12/31/20
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$60	$59	$—	$—	$—	$—	$60	$59
Mutual funds(a)	183	186	—	—	—	—	183	186
Money market funds(b)	65	587	—	—	—	—	65	587
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(c)	—	—	—	—	66	68	66	68
Total assets measured at fair value	$308	$832	$8	$8	$66	$68	$382	$908
Fiduciary Assets:
U.S. Treasury Bills	$—	$150	$—	$—	$—	$—	$—	$150
Money market funds	241	173	—	—	—	—	241	173
Total fiduciary assets measured at fair value	$241	$323	$—	$—	$—	$—	$241	$323
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$233	$243	$233	$243
Total liabilities measured at fair value	$—	$—	$—	$—	$233	$243	$233	$243
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the above chart reflect contingent purchase consideration from the sale of businesses during 2019. The change in the asset from December 31, 2020 is primarily due to the net impact of payments and accretion.
During the three-month period ended March 31, 2021, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In millions)	2021	2020
Balance at beginning of period	$243	$225
Net Additions	—	30
Payments	(11)	(13)
Revaluation Impact	1	1
Other (a)	—	(4)
Balance at March 31,	$233	$239
(a) Primarily reflects the impact of foreign exchange.
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $289 million and $280 million at March 31, 2021 and December 31, 2020, respectively.

Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $172 million and $169 million at March 31, 2021 and December 31, 2020, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $117 million and $111 million at March 31, 2021 and December 31, 2020, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $10 million and losses of $1 million from these investments for the three month periods ended March 31, 2021 and March 31, 2020.
Other Investments
At March 31, 2021 and December 31, 2020, the Company held certain equity investments with readily determinable market values of $74 million and $72 million, respectively, including an investment in the common stock of Alexander Forbes (" AF") of $55 million at March 31, 2021 and $54 million at December 31, 2020. The Company also held investments without readily determinable market values of $33 million at March 31, 2021 and December 31, 2020.
In February 2020 the Company sold 49 million shares and in May 2020 sold an additional 193 million shares of the common stock of AF. Upon completion of the May 2020 transaction, the investment in AF, which was previously accounted for using the equity method of accounting was accounted for at fair value, with investment gains and losses recorded as investment income (loss) in the consolidated statement of income.
11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The Company concluded that the hedge continues to be highly effective as of March 31, 2021. The U.S. dollar value of the euro notes decreased $53 million through March 31, 2021 due to the impact of foreign exchange rates, with a corresponding decrease to accumulated other comprehensive loss.
12.    Leases
A lease is defined as a party obtaining the right to use an asset legally owned by another party. The Company determines if an arrangement is a lease at inception. Operating leases are recognized in the balance sheet as Right-of-Use ("ROU") assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease.
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
The following chart provides additional information about the Company’s property leases:

	Three Months Ended March 31,
(In millions)	2021	2020
Lease Cost:
Operating lease cost	$94	$92
Short-term lease cost	1	1
Variable lease cost	37	37
Sublease income	(8)	(5)
Net lease cost	$124	$125
Other information:
Operating cash outflows from operating leases	$99	$103
Right of use assets obtained in exchange for new operating lease liabilities	$22	$79
Weighted-average remaining lease term – real estate	8.3 years	8.7 years
Weighted-average discount rate – real estate leases	2.93%	3.06%
Future minimum lease payments for the Company’s operating leases as of March 31, 2021 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2021	$308
2022	381
2023	332
2024	289
2025	257
2026	235
Subsequent years	678
Total future lease payments	2,480
Less: Imputed interest	(288)
Total	$2,192
Current lease liabilities	$342
Long-term lease liabilities	1,850
Total lease liabilities	$2,192
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
The target asset allocation for the Company's U.S. plans is 64% equities and equity alternatives and 36% fixed income. At March 31, 2021 the actual allocation for the Company's U.S. Plan was 65% equities and equity alternatives and 35% fixed income. The target allocation for the U.K. Plans at March 31, 2021 is 28% equities and equity alternatives and 72% fixed income. At March 31, 2021, the actual allocation for the U.K. Plans was 30% equities and equity alternatives and 70% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2020. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Service cost	$10	$8	$—	$—
Interest cost	85	106	—	1
Expected return on plan assets	(208)	(210)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	52	40	1	—
Net periodic benefit credit	$(61)	$(56)	$—	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Compensation and benefits expense	$10	$8	$—	$—
Other net benefit credits	(71)	(64)	—	—
Total credit	$(61)	$(56)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Interest cost	$46	$53	$—	$—
Expected return on plan assets	(82)	(86)	—	—
Recognized actuarial loss	23	18	—	—
Net periodic benefit credit	$(13)	$(15)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Service cost	$10	$8	$—	$—
Interest cost	39	53	—	1
Expected return on plan assets	(126)	(124)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	29	22	1	—
Net periodic benefit credit	$(48)	$(41)	$—	$—
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits

March 31,	2021	2020	2021	2020
Weighted average assumptions:
Expected return on plan assets	4.72%	5.31%	—	—
Discount rate	1.92%	2.57%	2.42%	2.72%
Rate of compensation increase	1.85%	1.76%	—	—
The Company made approximately $29 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2021. The Company expects to contribute approximately $100 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2021.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $39 million and $37 million for the three months ended March 31, 2021 and 2020, respectively. The cost of the U.K. DC Plans was $39 million and $31 million for the three months ended March 31, 2021 and 2020, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2021	December 31, 2020
Short-term:
Current portion of long-term debt	$1,015	$517
	1,015	517
Long-term:
Senior notes – 4.80% due 2021	500	500
Senior notes – 2.75% due 2022	499	499
Senior notes – 3.30% due 2023	349	349
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	598	598
Senior notes – 3.875% due 2024	995	995
Senior notes – 3.50% due 2025	498	498
Senior notes – 1.349% due 2026	650	677
Senior notes – 3.75% due 2026	598	597
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	638	664
Senior notes – 2.250% due 2030	738	737
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,237	1,237
Mortgage – 5.70% due 2035	327	331
Other	4	5
	11,257	11,313
Less current portion	1,015	517
	$10,242	$10,796
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had no commercial paper outstanding at March 31, 2021.
Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five-year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable.
In connection with the New Facility, the Company terminated its multicurrency unsecured $1.8 billion five-year revolving credit facility (“Old Facility”) and its unsecured $1 billion 364-day unsecured revolving credit facility (“364-day Facility). The Old Facility had similar interest rate, coverage and leverage ratios as the New Facility. The Company entered into the 364-day Facility in April 2020 with a term out option after one year. As of March 31, 2021, the Company had no borrowings under either of these facilities.
In January 2020, the Company closed on $500 million one-year and $500 million two-year term loan facilities. In the first quarter of 2020 the Company borrowed $1 billion against these facilities, which were subsequently repaid during the third and fourth quarters of 2020. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $517 million at March 31, 2021 and $573 million at December 31, 2020. There were no outstanding borrowings under these facilities at March 31, 2021 and December 31, 2020.
Senior Notes
On April 15, 2021, the Company repaid $500 million of senior notes maturing in July 2021.
In May 2020, the Company issued $750 million of Senior Notes due 2030.
In March 2020, the Company repaid $500 million of maturing senior notes and in December 2020, the Company repaid $700 million of maturing senior notes and $300 million of floating rate notes with an original maturity of December 2021.
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

	March 31, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,015	$1,026	$517	$523
Long-term debt	$10,242	$11,555	$10,796	$12,858
The fair value of the Company's short-term debt consists primarily of borrowings from the term loan and revolving credit facilities and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.
15.    Restructuring Costs
Jardine Lloyd Thompson Group plc ("JLT") Related Integration and Restructuring
The Company is in the final stages of its integration of JLT, which the Company acquired in April 2019. The costs incurred in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization and technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Since the acquisition of JLT, the Company has incurred JLT integration and restructuring costs of $609 million through March 31, 2021. This reflects $23 million of costs incurred during the first quarter of 2021 compared to $80 million for the same period in the prior year.
Costs recognized are based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment.
In connection with the JLT integration and restructuring, the Company incurred costs of $23 million: $16 million in RIS, $6 million in Consulting, and $1 million in Corporate for the three month period ended March 31, 2021. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.

Details of the JLT integration and restructuring activity from January 1, 2020 through March 31, 2021, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/20	$42	$5	$—	$—	$47
2020 Charges	43	69	62	77	251
Cash payments	(69)	(25)	(55)	(77)	(226)
Non-cash charges	—	(42)	(5)	—	(47)
Liability at 12/31/20	$16	$7	$2	$—	$25
2021 Charges	2	6	7	8	23
Cash payments	(10)	(2)	(7)	(7)	(26)
Non-cash charges	—	(4)	—	—	(4)
Liability at 3/31/21	$8	$7	$2	$1	$18
(a) Includes ROU asset impairments, data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
The Company incurred costs of $11 million for the three month period ended March 31, 2021 which reflect costs associated with the Company's global information technology and HR functions, and adjustments to restructuring liabilities for future rent under non-cancellable leases.
The following details other restructuring liabilities for actions initiated prior to 2021:

(In millions)	Liability at 1/1/20	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 12/31/20	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 3/31/21
Severance	$51	$39	$(54)	$—	$36	$5	$(20)	$—	$21
Future rent under non-cancelable leases and other costs	51	50	(46)	(10)	45	6	(8)	—	43
Total	$102	$89	$(100)	$(10)	$81	$11	$(28)	$—	$64
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
16.    Common Stock
During the first three months of 2021, the Company repurchased 1.0 million shares of its common stock for $119 million, of which approximately $112 million was paid in the first quarter of 2021. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2021, the Company remained authorized to repurchase up to approximately $2.3 billion in shares of its common stock. There is no time limit on the authorization. During the first three months of 2020 there were no repurchases of the Company's common stock.
The Company issued approximately 2.0 million and 2.3 million shares related to stock compensation and employee stock purchase plans during the first three months of 2021 and 2020, respectively.

17.    Claims, Lawsuits and Other Contingencies
Nature of Contingencies
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the course of our business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims often seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims in accordance with FASB guidance on Contingencies - Loss Contingencies, the Company uses case level reviews by inside and outside counsel, and internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Our activities are regulated under the laws of the United States and its various states, the European Union and its member states, and the many other jurisdictions in which the Company operates. The Company also receives subpoenas in the ordinary course of business and, from time to time, receives requests for information in connection with governmental investigations.
Current Matters
Risk and Insurance Services Segment
•In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including both Marsh and JLT, and insurers “to investigate an alleged sharing of sensitive commercial and competitive confidential information" in the aviation insurance and reinsurance sector.
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
•From 2014, Marsh Ltd. was engaged by Greensill Capital (UK) Limited as its insurance broker. Marsh Ltd. placed a number of trade credit insurance policies for Greensill. On March 1, 2021, Greensill filed an action against certain of its trade credit insurers in Australia seeking a mandatory injunction compelling these insurers to renew coverage under expiring policies. Later that day, the Australian court denied Greensill’s application. Since then, a number of Greensill entities have filed for, or been subject to, insolvency proceedings in the U.K., Australia, Germany and the U.S.
Consulting Segment
•In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT, which reflected the projected redress amounts contained in the Skilled Person report, was based on a review of a limited number of files. Thereafter, the FCA expanded the scope of the thematic review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. As of March 31, 2021, the recorded gross liability was £134 million (or $185 million). We expect to finalize the suitability review of the limited number of files that remain outstanding and calculate the majority of redress amounts by the end of the second quarter of 2021. We anticipate this gross liability will be partially offset by a contractual indemnity and insurance recoveries from third-party E&O insurers.
At this time, we are unable to predict the likely timing, outcome or ultimate impact of the foregoing matters. Adverse determinations in one or more of these matters could have a material impact on the Company's consolidated results of operations, financial condition or cash flows in a future period.
Other Contingencies-Guarantees
In connection with its acquisition of U.K.-based Sedgwick Group in 1998, the Company acquired several insurance underwriting businesses that were already in run-off, including River Thames Insurance Company Limited ("River Thames"), which the Company sold in 2001. Sedgwick guaranteed payment of claims on certain policies underwritten through the Institute of London Underwriters (the "ILU") by River Thames. The policies covered by this guarantee are partly reinsured by a related party of River Thames. Payment of claims under the reinsurance agreement is collateralized by funds withheld by River Thames from the reinsurer. To the extent River Thames or the reinsurer is unable to meet its obligations under those policies, a claimant may seek to recover from the Company under the guarantee.
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
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1 to the Company’s 2020 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three-month periods ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Operating Income (Loss)
2021–
Risk and Insurance Services	$3,225	(a)	$1,060
Consulting	1,873	(b)	361
Total Operating Segments	5,098		1,421
Corporate/Eliminations	(15)		(63)
Total Consolidated	$5,083		$1,358
2020–
Risk and Insurance Services	$2,911	(a)	$854
Consulting	1,762	(b)	282
Total Operating Segments	4,673		1,136
Corporate/Eliminations	(22)		(66)
Total Consolidated	$4,651		$1,070

(a) Includes interest income on fiduciary funds of $5 million and $23 million in 2021 and 2020, respectively.
(b) Includes inter-segment revenue of $15 million and $21 million in 2021 and 2020, respectively.

Details of operating segment revenue for the three-month period ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Risk and Insurance Services
Marsh	$2,329	$2,076
Guy Carpenter	896	835
Total Risk and Insurance Services	3,225	2,911
Consulting
Mercer	1,288	1,251
Oliver Wyman Group	585	511
Total Consulting	1,873	1,762
Total Operating Segments	5,098	4,673
Corporate/Eliminations	(15)	(22)
Total	$5,083	$4,651
19.    New Accounting Guidance
New Accounting Pronouncements Adopted Effective January 1, 2021:
In January 2020, the FASB issued guidance that addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company" or "Marsh McLennan") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s 76,000 colleagues advise clients in over 130 countries. With annual revenue over $17 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh advises individual and commercial clients of all sizes on insurance broking and innovative risk management solutions. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
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
For information on the three months ended March 31, 2020 results and similar comparisons, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended March 31, 2020.
Business Update Related To COVID-19
The COVID-19 pandemic has now surpassed one year in duration and it continues to impact virtually every geography in which the Company operates. The safety and well-being of our colleagues remains our first priority, while continuing to serve the needs of our clients. Approximately 70% of the Company’s offices are open, however, the vast majority of colleagues continue to work in a remote environment which is expected to continue through much of 2021. The Company continues to plan the multiple aspects of a return to the office model, considering health, colleague privacy and potential government restrictions. The Company expects to continue to service clients effectively in the current remote environment and as colleagues gradually return to the office.
Although the pandemic is ongoing, the global economy is showing signs of recovery as various countries begin to ease restrictions. The Company had strong revenue growth in the first quarter of 2021 and continues to benefit from reduced expense levels in areas such as travel and entertainment and outside services. However, uncertainty remains in the economic outlook and the ultimate extent of COVID-19 impact to the Company will depend on future developments that it is unable to predict, including new “waves” of infection, newly emerging variants of the virus, potential renewed restrictions by various governments or agencies, and the effectiveness and distribution rate of vaccines.
Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2020.
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

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share figures)	2021	2020
Revenue	$5,083	$4,651
Expense:
Compensation and benefits	2,807	2,555
Other operating expenses	918	1,026
Operating expenses	3,725	3,581
Operating income	1,358	1,070
Income before income taxes	1,322	1,007
Net income before non-controlling interests	998	767
Net income attributable to the Company	$983	$754
Net Income per share attributable to the Company:
Basic	$1.93	$1.49
Diluted	$1.91	$1.48
Average number of shares outstanding:
Basic	509	505
Diluted	514	510
Shares Outstanding at March 31,	509	506

Consolidated operating income in the first quarter of 2021 increased 27% to $1.4 billion compared to the same period last year, reflecting a 9% increase in revenue and 4% increase in expense. On an underlying basis, revenue increased 6%, reflecting an increase of 7% in Risk and Insurance Services and a 3% increase in Consulting. The underlying revenue increase in Risk and Insurance Services is as a result of growth in new business, strong retention of existing clients, and to a lesser extent, benefits from pricing in the marketplace. The growth in Consulting revenue was due to increase in demand for project-based services as the global economy continues to improve. On an underlying basis, expenses were slightly lower than last year due to lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19, partly offset by higher incentive compensation and increase in headcount. Expenses were also impacted by lower Jardine Lloyd Thompson Group plc ("JLT") integration and restructuring costs of $57 million, which are winding down in 2021.
Income before income taxes increased to $1.3 billion in the first quarter of 2021, compared with $1.0 billion in the first quarter of 2020. The increase reflects higher operating income, higher investment income, and lower interest expense.
Diluted earnings per share increased from $1.48 in the first quarter of 2020 to $1.91 in 2021. This increase is a result of the factors discussed above offset by a higher effective tax rate in the first quarter of 2021 compared to 2020.
The Company’s results of operations and earnings per share for the three month periods ended March 31, 2021 and 2020 include costs related to JLT integration and restructuring activities, and other Marsh McLennan restructuring activities as discussed in more detail in Note 15 of the consolidated financial statements. These costs are reflected as part of net operating income and are summarized below:

	Three Months Ended March 31,
(In millions)	2021	2020
Restructuring costs, excluding JLT	$11	$9
JLT integration and restructuring costs	23	80
JLT acquisition related costs	12	13
Impact on operating income	$46	$102

JLT Integration and Restructuring Costs
The Company is in the final stages of its integration of JLT. The costs incurred in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate rationalization and technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. Since the acquisition of JLT, the Company has incurred JLT integration and restructuring costs of $609 million through March 31, 2021. This reflects $23 million of costs incurred during the first quarter of 2021 compared to $80 million for the same period in the prior year. The Company expects to incur the remaining $116 million of costs substantially in 2021, primarily related to real estate and technology, of which approximately $100 million will be cash expenditures. Through March 31, 2021, the Company has exceeded the initial estimated savings of $350 million. The Company expects at least $425 million of annualized savings when the integration is completed.
JLT Acquisition Related Costs
JLT acquisition related costs reflect retention costs related to the acquisition of JLT.
Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in more than 130 countries. As a result, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to the next by isolating these impacts.
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company's operating revenues by segment are as follows:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage figures)	2021	2020
Risk and Insurance Services
Marsh	$2,325	$2,061	13%	3%	2%	8%
Guy Carpenter	895	827	8%	2%	—	7%
Subtotal	3,220	2,888	11%	3%	1%	7%
Fiduciary Interest Income	5	23
Total Risk and Insurance Services	3,225	2,911	11%	3%	1%	7%
Consulting
Mercer	1,288	1,251	3%	4%	(1)%	—
Oliver Wyman Group	585	511	14%	3%	—	11%
Total Consulting	1,873	1,762	6%	4%	(1)%	3%
Corporate/Eliminations	(15)	(22)
Total Revenue	$5,083	$4,651	9%	3%	—	6%

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage figures)	2021	2020
Marsh:
EMEA	$837	$754	11%	7%	(2)%	6%
Asia Pacific	274	238	15%	7%	1%	8%
Latin America	90	91	(1)%	(7)%	—	6%
Total International	1,201	1,083	11%	5%	(1)%	6%
U.S./Canada	1,124	978	15%	1%	5%	9%
Total Marsh	$2,325	$2,061	13%	3%	2%	8%
Mercer:
Wealth	623	592	5%	6%	(1)%	1%
Health	487	486	—	1%	(1)%	—
Career	178	173	3%	3%	—	1%
Total Mercer	$1,288	$1,251	3%	4%	(1)%	—

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the first quarter of 2021 was $5.1 billion, an increase of 9% compared to the same quarter in prior year. This reflects an increase of 6% on an underlying basis, and an increase of 3% from the impact of foreign currency translation.
Revenue in the Risk and Insurance Services segment for the first quarter of 2021 was $3.2 billion, an increase of 11% from the same quarter of the prior year. This reflects increases of 7% on an underlying basis, 3% from the impact of foreign currency translation and 1% from acquisitions. The increase in underlying revenue was primarily due to growth in new business, strong retention of existing clients, and to a lesser extent, benefits from pricing in the marketplace. Consulting revenue of $1.9 billion in the first quarter of 2021 increased 6%, reflecting increases of 3% on an underlying basis and 4% from the impact of foreign currency translation, partly offset by a decrease of 1% from the disposition of businesses. The increase in underlying revenue was due to increase in demand for project-based services as the global economy continues to improve.
Operating Expense
Consolidated operating expense in the first quarter increased 4% compared with the same period last year reflecting a 3% increase from the impact of foreign currency translation and an increase of 1% from acquisitions. Underlying expenses were slightly lower than last year reflecting lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19, offset by an increase in incentive compensation and increase in headcount. The Company also incurred lower JLT integration and restructuring costs, which are winding down in 2021.
The Company incurred approximately $35 million and $93 million of operating expenses for the three month periods ended March 31, 2021 and March 31, 2020, respectively, related to the JLT acquisition, integration and restructuring charges.

Risk and Insurance Services
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,	Three Months
(In millions)	2021	2020
Revenue	$3,225	$2,911
Compensation and Benefits	1,610	1,452
Other Operating Expenses	555	605
Expense	2,165	2,057
Operating Income	$1,060	$854
Operating Income Margin	32.9%	29.4%
Revenue
Revenue in the Risk and Insurance Services segment in the first quarter of 2021 was $3.2 billion, an increase of 11% as compared to the same period last year. This reflects increases of 7% in underlying revenue, 3% from the impact of foreign currency translation and 1% from acquisitions.
At Marsh, revenue in the first quarter of 2021 was $2.3 billion, an increase of 13% when compared to the same period last year. This reflects an increase in underlying revenue of 8%, a 3% increase from the impact of foreign exchange translation, and a 2% increase from acquisitions. The increase in underlying revenue is a result of growth in new business, strong retention of existing clients, and to a lesser extent, benefits from pricing in the marketplace. In U.S./Canada, underlying revenue rose 9%. International operations produced underlying revenue growth of 6%, reflecting growth of 8% in Asia Pacific, 6% in EMEA and 6% in Latin America. Interest earned on fiduciary funds decreased $18 million compared to the first quarter of 2020.
Expense
Expenses in the Risk and Insurance Services segment increased 5% in the first quarter of 2021 compared with the same period last year. Expenses were essentially flat on an underlying basis reflecting the impact of lower travel and entertainment and meeting costs resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19, offset by higher incentive compensation and increase in headcount. Expenses also reflect lower JLT integration and restructuring costs, which are winding down in 2021.

Consulting
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,	Three Months
(In millions)	2021	2020
Revenue	$1,873	$1,762
Compensation and Benefits	1,074	991
Other Operating Expenses	438	489
Expense	1,512	1,480
Operating Income	$361	$282
Operating Income Margin	19.3%	16.0%
Revenue
Consulting revenue in the first quarter of 2021 was $1.9 billion, an increase of 6% compared to the same period last year. This reflects increases of 3% in underlying revenue and 4% from the impact of foreign currency translation offset by a decrease of 1% from the disposition of businesses.
Mercer's revenue of approximately $1.3 billion in the first quarter of 2021 increased 3% compared to the same period last year. This reflects an increase of 4% from the impact of foreign currency, a slight increase in underlying revenue, offset by a 1% decrease from dispositions. On an underlying basis, revenue in Health was flat, while Wealth and Career each increased 1% as compared to prior year. Oliver Wyman's revenue increased 14% to $585 million, reflecting a increase of 11% on an underlying basis and a 3% increase from the impact of foreign currency translation. The increase in Oliver Wyman primarily reflects the impact of new project based services in the U.S.
Expense
Consulting expenses in the first quarter of 2021 increased 2% as compared to the first quarter of 2020. This reflects an increase of 3% from the impact of foreign currency translation offset by a 1% decrease on an underlying basis. The decrease in underlying expense reflects lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower recoverable expenses, offset by higher incentive compensation expense.
Corporate and Other
Corporate expenses were $63 million in the first quarter of 2021, compared with $66 million in the same period of 2020. The decrease is primarily due to lower JLT integration and restructuring costs offset by higher incentive compensation.
Interest
Interest expense decreased $9 million in the first quarter of 2021 compared with the first quarter of 2020 due to lower average debt levels in 2021 compared with the same period last year.
Investment Income (Loss)
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other-than-temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds.
The Company recorded net investment income of $11 million for the three months ended March 31, 2021 compared to a net investment loss of $2 million for the three-month period ended March 31, 2020. The increase is primarily due to higher gains from its investments in private equity funds.
Income and Other Taxes
The Company's effective tax rate in the first quarter of 2021 was 24.5% compared with 23.8% in the first quarter of 2020. The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments to contingent acquisition consideration. The excess tax benefit related to share-based payments is the most significant discrete item, reducing the effective tax rate by 1.1% and 2.6% in the first quarters of 2021 and 2020, respectively.
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
In addition, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate in a particular period, depending on estimates of the value of associated deferred tax assets which can be realized. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
Changes in tax laws, rulings, policies or related legal and regulatory interpretations occur frequently and may have a significant favorable or adverse impact on our effective tax rate.
As a U.S. domiciled parent holding company, Marsh McLennan is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. The Company’s interest expense deductions are not currently limited. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States. Some of these expenses may not be deductible in the U.S., which may impact the effective tax rate.
The quasi-territorial U.S. tax regime provides an opportunity for the Company to repatriate foreign earnings more tax efficiently and there is less incentive for permanent reinvestment of these earnings. However, permanent reinvestment continues to be a component of the Company’s global capital strategy. For post-2017 years, including 2021, the Company continues to evaluate its global investment and repatriation strategy in light of its capital requirements, considering the Tax Cuts and Jobs Act (the "TCJA") and the quasi-territorial tax regime for future foreign earnings.
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $35 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
During the first quarter of 2021, the U.K. proposed legislation that includes an increase in the corporate tax rate from 19% to 25% effective April 1, 2023. Full enactment of the legislation is expected to be provided in the third quarter of 2021, at which time the Company will be required to revalue our inventory of U.K. deferred taxes. The Company is evaluating the impact to its financial statements.
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic relief to individuals, governmental agencies and companies, to deal with the public health and economic impacts of COVID-19. Pursuant to the CARES Act, payroll taxes due from March 27, 2020 through December 31, 2020 were deferred until 2021 and 2022 (50% to be paid each year) without interest or penalties.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At March 31, 2021, the Company had approximately $813 million of cash and cash equivalents in its foreign operations, which includes $250 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first three months of 2021, the Company recorded foreign currency translation adjustments which decreased net equity by $91 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company used $408 million of cash from operations for the three month period ended March 31, 2021 compared to $638 million used by operations in the first three months of 2020. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets. The Company paid $26 million and $61 million related to the JLT integration and restructuring activity for the three month periods ended March 31, 2021 and 2020, respectively.

Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first three months of 2021, the Company contributed $17 million to its non-U.S. defined benefit pension plans and $12 million to its U.S. defined benefit pension plans. In the first three months of 2020, the Company contributed $18 million to its non-U.S. defined benefit pension plans and $9 million to its U.S. defined benefit pension plans.
In the United States, contributions to the tax-qualified defined benefit plans are based on ERISA guidelines.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2020. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP. In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status compared to U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status. For the Marsh McLennan U.K. Pension Fund, a new agreement was reached with the trustee in the fourth quarter of 2019 based on the surplus funding position at December 31, 2018. In accordance with the agreement, no deficit funding is required until 2023. The funding level will be re-assessed during 2022 to determine if contributions are required in 2023. In order to have greater influence over asset allocation and overall investment decisions, in November 2019, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to GBP 450 million over a seven-year period.
The Company expects to agree to a new deficit funding plan with the trustee of the U.K. JLT Pension Scheme to fund $41 million in 2021.
The Company expects to fund an additional $77 million to its non-U.S. defined benefit plans over the remainder of 2021, comprising approximately $30 million to plans outside of the U.K. and $47 million to the U.K. plans. The Company expects to fund an additional $23 million to its U.S. defined benefit plans during the remainder of 2021.
Financing Cash Flows
Net cash used for financing activities was $451 million for the three-month period ended March 31, 2021, compared with $1.3 billion of net cash provided by such activities for the same period in 2020.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had no commercial paper outstanding at March 31, 2021.
Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five-year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable.
In connection with the New Facility, the Company terminated its multicurrency unsecured $1.8 billion five-year revolving credit facility (“Old Facility”) and its unsecured $1 billion 364-day unsecured revolving credit facility (“364-day Facility). The Old Facility had similar interest rate, coverage and leverage ratios as the New Facility. The Company entered into the 364-day Facility in April 2020 with a term out option after one year. As of March 31, 2021, the Company had no borrowings under either of these facilities.
In January 2020, the Company closed on $500 million one-year and $500 million two-year term loan facilities. In the first quarter of 2020 the Company borrowed $1 billion against these facilities, which were subsequently repaid during the third and fourth quarters of 2020. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $517 million at March 31, 2021 and $573 million at December 31, 2020. There were no outstanding borrowings under these facilities at March 31, 2021 and December 31, 2020.

Debt
On April 15, 2021, the Company repaid $500 million of senior notes maturing in July 2021.
In May 2020, the Company issued $750 million of senior notes.
In March 2020, the Company repaid $500 million of maturing senior notes. In December 2020, the Company repaid $700 million of maturing senior notes and $300 million of floating rate notes with an original maturity of December 2021.
The Company's senior debt is currently rated A- by Standard & Poor's ("S&P") and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by S&P and P-2 by Moody's. The Company carries a Stable outlook with both S&P and Moody's.
Share Repurchases
During the first three months of 2021, the Company repurchased 1 million shares of its common stock for total consideration of approximately $119 million at an average price per share of $117.57, of which $112 million was paid during the first quarter of 2021. In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. As of March 31, 2021, the Company remained authorized to purchase shares of its common stock up to a value of approximately $2.3 billion. There is no time limit on this authorization. There were no repurchases of the Company's common stock during the three month period ending March 31, 2020.
Contingent Payments Related to Acquisitions
During the first three months of 2021, the Company paid $11 million of contingent payments related to acquisitions made in prior periods. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $10 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $1 million are reflected as operating cash flows. Remaining estimated future contingent consideration payments of $233 million for acquisitions completed in the first three months of 2021 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2021.
The Company paid deferred purchase consideration related to prior years' acquisitions of $27 million in the first three months of 2021. Financing cash flows also reflect the receipt of contingent consideration of $5 million related to prior year dispositions. Remaining deferred cash payments of approximately $215 million for acquisitions completed in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2021.
In the first three months of 2020, the Company paid $13 million of contingent payments related to acquisitions made in prior periods. Of this amount, $4 million was reported as financing cash flows and $9 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $237 million ($0.465 per share) during the first three months of 2021, as compared with $232 million ($0.455 per share) during the first three months of 2020.
Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion Senior Notes, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes decreased by $53 million during 2021 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the three months ended March 31, 2021.

Investing Cash Flows
Net cash used for investing activities amounted to $67 million in the first three months of 2021, compared with $245 million used during the same period in 2020.
The Company paid $200 million, net of cash acquired, for acquisitions it made during the first three months of 2020. The Company made no acquisitions in the first three months of 2021.
The Company used cash of $69 million to purchase fixed assets and capitalized software in the first three months of 2021, compared with $118 million in the first three months of 2020, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
In February 2020 the Company sold 49 million shares of the common stock of AF for proceeds of $14 million.
The Company has commitments for potential future investments of approximately $39 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The Company’s contractual obligations of the types identified in the table below were of the following amounts as of March 31, 2021:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	1,015	1,015	—	—	—
Long-term debt	10,309	—	1,635	1,736	6,938
Interest on long-term debt	5,255	445	806	644	3,360
Net operating leases	2,480	407	690	530	853
Service agreements	296	164	92	32	8
Other long-term obligations	512	153	311	47	1
Total	$19,867	$2,184	$3,534	$2,989	$11,160
The above does not include unrecognized tax benefits of $96 million, as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $22 million that may become payable within one year.
The above does not include the provisional estimate of remaining transitional tax payments related to the Tax Cuts and Job Act ("the TCJA") of $64.5 million.
Management’s Discussion of Critical Accounting Policies
The Company’s discussion of critical accounting policies that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2020 Form 10-K.
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
Interest Rate Risk and Credit Risk
Interest income generated from the Company's cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	March 31, 2021
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,120
Fiduciary cash and investments	$8,782
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 2 basis points, over the full year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $2 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic expense for 2021 are discussed in Note 8 to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management’s Discussion of Critical Accounting Policies-Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
In addition to interest rate risk, our cash investments and fiduciary fund investments are subject to potential loss of value due to counter-party credit risk. To minimize this risk, the Company invests pursuant to a Board approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash and fiduciary fund investments and will further restrict the portfolio as appropriate to market conditions. The majority of cash and fiduciary fund investments are invested in short-term bank deposits and liquid money market funds.
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2021, the Company estimates that net operating income would increase or decrease by approximately $57 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at March 31, 2021 hold constant for the rest of 2021, the Company estimates the year-over-year impact from conversion of foreign currency earnings will increase full year net operating income by approximately $47 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $74 million that are valued using readily determinable fair values and approximately $33 million of investments without readily determinable fair values. The Company also has investments of approximately $289 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At March 31, 2021, the Company owns approximately 14% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, at a closing share price of 4.10 South African Rand per share. The investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income. The fair value of this investment at March 31, 2021 was approximately $55 million.
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

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings.
The Company and its subsidiaries are also party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters as set forth in Note 17 to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
Item 1A. Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.
If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
The Company repurchased approximately 1 million shares of its common stock for $119 million during the first quarter of 2021. In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. As of March 31, 2021, the Company remained authorized to repurchase up to approximately $2.3 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	—	$—	—	$2,422,987,756
February 1-28, 2021	—	$—	—	$2,422,987,756
March 1-31, 2021	1,008,148	$117.57	1,008,148	$2,304,455,428
Total	1,008,148		1,008,148	$2,304,455,428
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

Date:	April 27, 2021	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 27, 2021	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1
Letter Agreement, effective February 19, 2019, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.2
Non-Competition and Non-Solicitation Agreement, effective as of June 1, 2016, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.3	Letter Agreement, effective as of January 20, 2021, between Marsh & McLennan Companies, Inc. and Martine Ferland

10.4	Form of Deferred Stock Unit Award, with grant dates from March 1, 2021 through February 1, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting

10.5	Form of Deferred Stock Unit Award, with grant dates from March 1, 2021 through February 1, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting

10.6	Form of Restricted Stock Unit Award, dated as of February 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.7	Form of Performance Stock Unit Award, dated as of February 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.8	Form of Stock Option Award, dated as of February 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.9
Amended and Restated 5 Year Credit Agreement, dated as of April 2, 2021, among Marsh & McLennan Companies, Inc., the designated subsidiaries party thereto as borrowers, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2021)

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