Form 10-Q
period 2021-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2021-07-22
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 16, 2021, there were outstanding 506,625,935 shares of common stock, par value $1.00 per share, of the registrant.

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
•the impact from lawsuits or investigations arising from errors and omissions, breaches of fiduciary duty or other claims against us in our capacity as a broker or investment advisor;
•increased regulatory activity and scrutiny by regulatory or law enforcement authorities in the financial services industry;
•the financial and operational impact of complying with laws and regulations where we operate and the risks of noncompliance with such laws by us or third-party providers, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, U.K. Anti-Bribery Act and cybersecurity and data privacy regulations such as the E.U.’s General Data Protection Regulation;
•the impact of COVID-19 on our business operations, results of operations, cash flows and financial position;
•our ability to compete effectively and adapt to changes in the competitive environment, including to respond to technological change, disintermediation, digital disruption and other types of innovation;
•our ability to manage risks associated with our investment management and related services business, particularly in the context of uncertain equity markets, including our ability to execute timely trades in light of increased trading volume and to manage potential conflicts of interest;
•our ability to attract and retain industry leading talent;
•the impact of changes in tax laws, guidance and interpretations, particularly due to recently enacted legislation in the U.K. and proposals from the U.S. government or from the Organization for Economic Development and Cooperation, or disagreements with tax authorities;
•our ability to successfully recover if we experience a business continuity problem due to cyberattack, natural disaster, government unrest or otherwise; and
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and growing insurer revenue streams.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Revenue	$5,017	$4,189	$10,100	$8,840
Expense:
Compensation and benefits	2,860	2,429	5,667	4,984
Other operating expenses	929	875	1,847	1,901
Operating expenses	3,789	3,304	7,514	6,885
Operating income	1,228	885	2,586	1,955
Other net benefit credits	71	63	142	127
Interest income	1	2	1	4
Interest expense	(110)	(132)	(228)	(259)
Investment income (loss)	19	(31)	30	(33)
Income before income taxes	1,209	787	2,531	1,794
Income tax expense	382	207	706	447
Net income before non-controlling interests	827	580	1,825	1,347
Less: Net income attributable to non-controlling interests	7	8	22	21
Net income attributable to the Company	$820	$572	$1,803	$1,326
Net income per share attributable to the Company:
Basic	$1.61	$1.13	$3.55	$2.62
Diluted	$1.60	$1.12	$3.51	$2.60
Average number of shares outstanding:
Basic	508	506	508	505
Diluted	513	511	514	510
Shares outstanding at June 30,	507	506	507	506
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income before non-controlling interests	$827	$580	$1,825	$1,347
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	24	241	(67)	(700)
Gain related to pension/post-retirement plans	24	34	30	209
Other comprehensive income (loss), before tax	48	275	(37)	(491)
Income tax expense on other comprehensive income	4	10	6	36
Other comprehensive income (loss), net of tax	44	265	(43)	(527)
Comprehensive income	871	845	1,782	820
Less: comprehensive income attributable to non-controlling interest	7	8	22	21
Comprehensive income attributable to the Company	$864	$837	$1,760	$799
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$888	$2,089
Receivables
Commissions and fees	5,359	4,679
Advanced premiums and claims	113	112
Other	515	677
	5,987	5,468
Less-allowance for credit losses	(148)	(142)
Net receivables	5,839	5,326
Other current assets	846	740
Total current assets	7,573	8,155
Goodwill	15,775	15,517
Other intangible assets	2,717	2,699
Fixed assets (net of accumulated depreciation and amortization of $2,317 at June 30, 2021 and $2,159 at December 31, 2020)	816	856
Pension related assets	1,911	1,768
Right of use assets	1,983	1,894
Deferred tax assets	669	702
Other assets	1,509	1,458
	$32,953	$33,049
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share amounts)	(Unaudited) June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$516	$517
Accounts payable and accrued liabilities	2,830	3,050
Accrued compensation and employee benefits	1,775	2,400
Current lease liabilities	342	342
Accrued income taxes	353	247
Total current liabilities	5,816	6,556
Fiduciary liabilities	9,936	8,585
Less – cash and investments held in a fiduciary capacity	(9,936)	(8,585)
	—	—
Long-term debt	10,257	10,796
Pension, post-retirement and post-employment benefits	2,539	2,662
Long-term lease liabilities	1,992	1,924
Liabilities for errors and omissions	365	366
Other liabilities	1,720	1,485
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2021 and December 31, 2020	561	561
Additional paid-in capital	945	943
Retained earnings	17,597	16,272
Accumulated other comprehensive loss	(5,153)	(5,110)
Non-controlling interests	156	156
	14,106	12,822
Less – treasury shares, at cost, 53,676,347 shares at June 30, 2021 and 52,914,550 shares at December 31, 2020	(3,842)	(3,562)
Total equity	10,264	9,260
	$32,953	$33,049
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30,
(In millions)	2021	2020
Operating cash flows:
Net income before non-controlling interests	$1,825	$1,347
Adjustments to reconcile net income used for operations:
Depreciation and amortization of fixed assets and capitalized software	201	188
Amortization of intangible assets	189	174
Non cash lease expense	158	165
Adjustments and payments related to contingent consideration assets and liabilities	7	(30)
Provision for deferred income taxes	119	7
Net (gain) loss on investments	(30)	33
Net (gain) loss on disposition of assets	(43)	5
Share-based compensation expense	176	147
Changes in assets and liabilities:
Net receivables	(551)	(389)
Other current assets	(106)	(81)
Other assets	(180)	140
Accounts payable and accrued liabilities	(116)	(129)
Accrued compensation and employee benefits	(642)	(848)
Accrued income taxes	109	204
Contributions to pension and other benefit plans in excess of current year credit	(187)	(165)
Other liabilities	88	(20)
Operating lease liabilities	(172)	(164)
Effect of exchange rate changes	(95)	(6)
Net cash provided by operations	750	578
Financing cash flows:
Purchase of treasury shares	(434)	—
Borrowings from term-loan and credit facilities	—	1,000
Proceeds from issuance of debt	—	737
Repayments of debt	(509)	(507)
Purchase of non-controlling interests	—	(3)
Shares withheld for taxes on vested units – treasury shares	(98)	(115)
Issuance of common stock from treasury shares	75	66
Net payments of deferred and contingent consideration for acquisitions and dispositions	(26)	(69)
Distributions of non-controlling interests	(21)	(22)
Dividends paid	(478)	(466)
Net cash (used for) provided by financing activities	(1,491)	621
Investing cash flows:
Capital expenditures	(151)	(200)
Net (purchase) sale of long term investments	(2)	103
Dispositions	81	93
Acquisitions	(363)	(562)
Other, net	(2)	2
Net cash used for investing activities	(437)	(564)
Effect of exchange rate changes on cash and cash equivalents	(23)	(79)
(Decrease) increase in cash and cash equivalents	(1,201)	556
Cash and cash equivalents at beginning of period	2,089	1,155
Cash and cash equivalents at end of period	$888	$1,711
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$851	$746	$943	$862
Change in accrued stock compensation costs	85	66	(48)	(63)
Issuance of shares under stock compensation plans and employee stock purchase plans	9	2	50	16
Other	—	—	—	(1)
Balance, end of period	$945	$814	$945	$814
RETAINED EARNINGS
Balance, beginning of period	$16,780	$15,490	$16,272	$15,199
Net income attributable to the Company	820	572	1,803	1,326
Dividend equivalents declared	(3)	(2)	(6)	(6)
Dividends declared	—	—	(472)	(459)
Balance, end of period	$17,597	$16,060	$17,597	$16,060
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of period	$(5,197)	$(5,847)	$(5,110)	$(5,055)
Other comprehensive income (loss), net of tax	44	265	(43)	(527)
Balance, end of period	$(5,153)	$(5,582)	$(5,153)	$(5,582)
TREASURY SHARES
Balance, beginning of period	$(3,561)	$(3,655)	$(3,562)	$(3,774)
Issuance of shares under stock compensation plans and employee stock purchase plans	41	28	154	147
Purchase of treasury shares	(322)	—	(434)	—
Balance, end of period	$(3,842)	$(3,627)	$(3,842)	$(3,627)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$162	$156	$156	$150
Net income attributable to non-controlling interests	7	8	22	21
Net non-controlling interests acquired (disposed)	—	2	—	(1)
Distributions and other changes	(13)	—	(22)	(4)
Balance, end of period	$156	$166	$156	$166
TOTAL EQUITY	$10,264	$8,392	$10,264	$8,392
Dividends declared per share	$0.465	$—	$0.930	$0.910
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
The Risk and Insurance Services segment ("RIS") provides risk management solutions, services, advice and insurance broking, reinsurance broking and insurance program management services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter. Marsh advises individual and commercial clients of all sizes on insurance broking and innovative risk management solutions. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities.
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer provides consulting expertise, advice, services and solutions in the areas of health, wealth and career consulting services and products. Oliver Wyman Group provides specialized management and economic and brand consulting services.
Business Update Related To COVID-19
It has been well over a year since the World Health Organization declared COVID-19 a pandemic in March 2020, and the pandemic continues to impact virtually every geography in which the Company operates. The safety and well-being of our colleagues remains our first priority, while we continue to serve the needs of our clients.

In certain parts of the world, governments continue to ease restrictions or fully reopen their economies as initial distribution and uptake of vaccinations contribute to reduced infection rate of the virus. While the vaccines are effective, uneven distribution has left many countries vulnerable to continued outbreaks and the emergence of variants of the virus has led to increased infection rates, even in areas where the vaccination rate is relatively high. Although the vast majority of colleagues continue to work in a remote environment, the Company will provide guidelines on a gradual and phased return to the office depending on the level of virus containment and local health and safety regulations. The Company expects to continue to service clients effectively in the current remote environment and as colleagues gradually return to the office.

Although the pandemic is ongoing, the Company had strong revenue growth through the first six months of 2021 and benefited from the continued recovery of the global economy. However, uncertainty remains in the economic outlook and the ultimate extent of COVID-19 impact to the Company will depend on future developments that it is unable to predict, including new “waves” of infection from emerging variants of the virus, potential renewed restrictions by various governments or agencies, and the effectiveness and distribution rate of vaccines.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the six month periods ended June 30, 2021 and 2020.
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
•impairment assessments and charges,
•recoverability of long-lived assets,
•liabilities for errors and omissions,
•deferred tax assets, uncertain tax positions and income tax expense,
•share-based and incentive compensation expense,
•useful lives assigned to long-lived assets, and depreciation and amortization,
•fair value estimates of contingent consideration receivable or payable related to acquisitions or dispositions
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered any COVID-19 potential impacts to its customer base in various industries and geographies and has concluded through June 30, 2021, that COVID-19 did not have a material adverse impact on the Company's financial position or estimates. During the second quarter of 2020, the Company recorded a revenue reduction of $36 million for estimated commission revenue accounted for on a point in time basis. The reduction relates to policy periods incepted from the third quarter of 2019 through the second quarter of 2020. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal data and industry specific economic data reflecting the impact of the COVID-19 pandemic.
The ultimate extent to which COVID-19 will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on numerous evolving factors and future developments that it is not able to predict. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At June 30, 2021, the Company maintained $304 million compared to $270 million at December 31, 2020 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was immaterial to the consolidated statement of income for the three and six month periods ended June 30, 2021.
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
The Company recorded net investment income of $19 million and $30 million for the three and six months ended June 30, 2021 compared to net investment losses of $31 million and $33 million for the same periods last year. The income in 2021 is primarily driven by gains in the Company's private equity investments compared to losses for the same periods in prior year. The three and six month periods ending June 30, 2020 include a loss of $23 million from the sale of shares of Alexander Forbes and losses related to the Company's private equity fund investments.

Income Taxes
On June 10, 2021, the U.K. enacted tax legislation commonly referred to as the “Finance Act 2021”. The legislation provides for an increase in the corporate income tax rate applicable to U.K. based entities from 19% to 25%, effective April 1, 2023. The Company recorded a net charge of $100 million in the second quarter of 2021, which reflects the re-measurement of the Company's U.K. deferred tax assets and liabilities upon enactment of the legislation.
The Company's effective tax rate in the second quarter of 2021 was 31.6% compared with 26.2% in the second quarter of 2020. The effective tax rates for the first six months of 2021 and 2020 were 27.9% and 24.9%, respectively. The rate in the second quarter of 2021 reflects the charge of re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation increasing the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. This was the most significant discrete item in the second quarter, increasing the Company’s effective tax rate by 8.3% and 4% for the three and six month periods ended June 30, 2020, respectively. The tax rates in both periods reflect the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits was $94 million at June 30, 2021 and $98 million at December 31, 2020. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $33 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
3.     Revenue
The core principle of the revenue recognition guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The entity applies the following steps to achieve that principle: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is satisfied either at a “point in time” or “over time” depending on the nature of the product or service provided, and the specific terms of the contract with customers.
The Company's revenue recognition guidance is provided in more detail in Note 2 of the consolidated financial statements and the notes thereto included in Form 10-K for the year ended December 31, 2020.
The following schedule disaggregates components of the Company's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Marsh:
EMEA	$796	$597	$1,633	$1,351
Asia Pacific	347	298	621	536
Latin America	103	99	193	190
Total International	1,246	994	2,447	2,077
U.S./Canada	1,404	1,167	2,528	2,145
Total Marsh	2,650	2,161	4,975	4,222
Guy Carpenter	488	433	1,383	1,260
Subtotal	3,138	2,594	6,358	5,482
Fiduciary interest income	3	9	8	32
Total Risk and Insurance Services	$3,141	$2,603	$6,366	$5,514
Mercer:
Wealth	$625	$561	$1,248	$1,153
Health	462	432	949	918
Career	187	156	365	329
Total Mercer	1,274	1,149	2,562	2,400
Oliver Wyman Group	618	467	1,203	978
Total Consulting	$1,892	$1,616	$3,765	$3,378
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
The following schedule provides contract assets and contract liabilities information from contracts with customers:

(In millions)	June 30, 2021	December 31, 2020
Contract assets	$323	$236
Contract liabilities	$759	$676
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized in the first six months of 2021 and 2020 that was included in the contract liability balance at the beginning of each of those years was $380 million and $418 million, respectively.
The amount of revenue recognized in the first six months of 2021 and 2020 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $72 million and $67 million, respectively.

The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $56 million for Marsh, $178 million for Mercer and $1 million for Oliver Wyman Group. The Company expects revenue in 2022, 2023, 2024, 2025 and 2026 and beyond of $128 million, $68 million, $28 million, $8 million and $3 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Un-remitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds ("fiduciary interest income") of $3 million and $8 million for the three month and six month periods ended June 30, 2021, respectively, and $9 million and $32 million for the three and six month periods ended June 30, 2020, respectively. The decrease in 2021 compared to 2020 reflects the impact of lower interest rates partially offset by a higher level of average invested funds. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $14.2 billion at June 30, 2021 and $11.2 billion at December 31, 2020. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net income before non-controlling interests	$827	$580	$1,825	$1,347
Less: Net income attributable to non-controlling interests	7	8	22	21
Net income attributable to the Company	$820	$572	$1,803	$1,326
Basic weighted average common shares outstanding	508	506	508	505
Dilutive effect of potentially issuable common shares	5	5	6	5
Diluted weighted average common shares outstanding	513	511	514	510
Average stock price used to calculate common stock equivalents	$134.04	$101.17	$124.50	$104.14

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the six-month periods ended June 30, 2021 and 2020.

(In millions)	2021	2020
Assets acquired, excluding cash	$561	$752
Liabilities assumed	(60)	(29)
Contingent/deferred purchase consideration	(138)	(161)
Net cash outflow for current year acquisitions	$363	$562

(In millions)	2021	2020
Interest paid	$234	$248
Income taxes paid, net of refunds	$403	$227
The classification of contingent consideration in the statement of cash flows is dependent upon whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $97 million for the six months ended June 30, 2021. This consisted of deferred purchase consideration related to prior years' acquisitions of $84 million and contingent purchase consideration of $13 million. Cash flows from financing activities also reflect the receipt of contingent consideration of $71 million related to prior year dispositions. For the six months ended June 30, 2020, the Company paid deferred and contingent consideration of $69 million, consisting of deferred purchase consideration related to prior years' acquisitions of $27 million and contingent consideration of $42 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the six months ended June 30, 2021, the Company recorded an expense for adjustments to contingent consideration liabilities of $17 million and made contingent consideration payments of $4 million. In addition, the Company recorded income of $24 million, primarily related to the settlement of contingent consideration receivables and received cash of $18 million related to prior year dispositions. For the six months ended June 30, 2020, the Company recorded an expense for adjustments to contingent consideration liabilities of $6 million and made contingent consideration payments of $36 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $228 million and $213 million for the six months ended June 30, 2021 and 2020, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $176 million and $147 million for the six-months ended June 30, 2021 and 2020, respectively.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and six month periods ended June 30, 2021 and 2020, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2021	$(4,122)	$(1,075)	$(5,197)
Other comprehensive (loss) income before reclassifications	(16)	24	8
Amounts reclassified from accumulated other comprehensive income	36	—	36
Net current period other comprehensive income	20	24	44
Balance as of June 30, 2021	$(4,102)	$(1,051)	$(5,153)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of April 1, 2020	$(3,374)	$(2,473)	$(5,847)
Other comprehensive (loss) income before reclassifications	(3)	237	234
Amounts reclassified from accumulated other comprehensive income	31	—	31
Net current period other comprehensive income	28	237	265
Balance as of June 30, 2020	$(3,346)	$(2,236)	$(5,582)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2020	$(4,126)	$(984)	$(5,110)
Other comprehensive loss before reclassifications	(52)	(67)	(119)
Amounts reclassified from accumulated other comprehensive income	76	—	76
Net current period other comprehensive income (loss)	24	(67)	(43)
Balance as of June 30, 2021	$(4,102)	$(1,051)	$(5,153)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2019	$(3,512)	$(1,543)	$(5,055)
Other comprehensive income (loss) before reclassifications	106	(693)	(587)
Amounts reclassified from accumulated other comprehensive income	60	—	60
Net current period other comprehensive income (loss)	166	(693)	(527)
Balance as of June 30, 2020	$(3,346)	$(2,236)	$(5,582)

The components of other comprehensive income (loss) for the three and six-month periods ended June 30, 2021 and 2020 are as follows:

Three Months Ended June 30,	2021			2020
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$24	$—	$24	$241	$4	$237
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	52	15	37	40	8	32
Subtotal	51	15	36	39	8	31
Foreign currency translation adjustments	(44)	(12)	(32)	(5)	(2)	(3)
Effect of remeasurement	15	1	14	—	—	—
Effect of settlement	2	—	2	—	—	—
Pension/post-retirement plans gains	24	4	20	34	6	28
Other comprehensive income	$48	$4	$44	$275	$10	$265
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2021			2020
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(67)	$—	$(67)	$(700)	$(7)	$(693)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	104	27	77	80	19	61
Subtotal	103	27	76	79	19	60
Foreign currency translation adjustments	(81)	(20)	(61)	130	24	106
Other adjustments	(7)	(2)	(5)	—	—	—
Effect of remeasurement	13	1	12	—	—	—
Effect of settlement	2	—	2	—	—	—
Pension/post-retirement plans gains	30	6	24	209	43	166
Other comprehensive (loss) income	$(37)	$6	$(43)	$(491)	$36	$(527)
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

The Risk and Insurance Services segment completed two acquisitions during the first six months ended June 30, 2021:
•April – Marsh McLennan Agency ("MMA") acquired PayneWest Insurance, Inc., a Montana-based full-service broker providing business insurance, surety, employee benefits and personal insurance services to companies and individuals, and The Pryor Group, LLC, a Texas-based full-service broker providing business insurance with a specialty in quick service restaurants and the personal lines of franchise owners.
Total purchase consideration for acquisitions made during the six months ended June 30, 2021 was $505 million, which consisted of cash paid of $367 million and deferred purchase consideration and estimated contingent consideration of $138 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The Company also paid $84 million of deferred purchase consideration and $17 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2021 based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through June 30, 2021
(In millions)
Cash	$367
Estimated fair value of deferred/contingent consideration	138
Total consideration	$505
Allocation of purchase price:
Cash and cash equivalents	$4
Accounts receivable, net	30
Other current assets	1
Fixed assets, net	4
Other intangible assets	188
Goodwill	338
Total assets acquired	565
Current liabilities	23
Other liabilities	37
Total liabilities assumed	60
Net assets acquired	$505
The purchase price allocation for assets acquired and liabilities assumed is based on estimates that are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments must be finalized during the measurement period, which for a particular asset, liability, or non-controlling interest ends once the acquirer determines that either (1) the necessary information has been obtained or (2) the information is not available. However, the measurement period for all items is limited to one year from the acquisition date.
The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s results of operations.

The following chart provides information about intangible assets acquired during 2021:

Intangible assets through June 30, 2021 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$169	14.0 years
Other	19	3.9 years
	$188
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and six month period ended June 30, 2021 include revenue of approximately $35 million and operating income of $2 million for acquisitions made in 2021. The consolidated statements of income for the three and six month periods ended June 30, 2020 included approximately $48 million and $63 million of revenue, respectively, and operating income of $7 million and $11 million, respectively, related to acquisitions made in 2020.
Dispositions
During the first six months of 2021, the Company sold certain businesses in the U.S. and the U.K. for cash proceeds of approximately $81 million and recognized a net gain of approximately $50 million, primarily related to the commercial networks business in the U.K that provided broking and back-office solutions for small independent brokers.
Prior-Year Acquisitions
The Risk and Insurance Services segment completed seven acquisitions during 2020:
•January – MMA acquired Momentous Insurance Brokerage Inc., a California-based full-service risk management and employee benefits firm specializing in high net worth private client services and insurance solutions for the entertainment industry, and Ironwood Insurance Services, LLC, an Atlanta-based broker that provides commercial property/casualty insurance, employee benefits, and private client solutions to mid-size businesses and individuals across the U.S.
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
Total purchase consideration for acquisitions made during the six months ended June 30, 2020 was approximately $737 million, which consisted of cash paid of $576 million and deferred purchase and estimated contingent consideration of $161 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. For the first six months of 2020, the Company also paid $27 million of deferred purchase consideration and $78 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
Prior year dispositions
In the first six months of 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $93 million.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2021 and 2020. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2021 is as if they occurred on January 1, 2020 and reflects acquisitions made in 2020 is as if they occurred on January 1, 2019. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2021	2020	2021	2020
Revenue	$5,017	$4,231	$10,137	$8,970
Net income attributable to the Company	$820	$577	$1,806	$1,332
Basic net income per share attributable to the Company	$1.61	$1.14	$3.55	$2.64
Diluted net income per share attributable to the Company	$1.60	$1.13	$3.52	$2.61
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
Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions)	2021	2020
Balance as of January 1,	$15,517	$14,671
Goodwill acquired	338	466
Other adjustments(a)	(80)	(340)
Balance at June 30,	$15,775	$14,797
(a) Primarily reflects the impact of foreign exchange.
The goodwill arising from the acquisitions in 2021 and 2020 consist largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2021 and 2020 included approximately $338 million and $466 million, respectively, of which approximately $1 million and $141 million is deductible for tax purposes, and is primarily related to the Risk and Insurance Services segment.
Goodwill allocable to the Company’s reportable segments at June 30, 2021 is as follows: Risk and Insurance Services, $11.9 billion and Consulting, $3.9 billion.

The gross cost and accumulated amortization of identified intangible assets at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021			December 31, 2020
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$3,882	$1,320	$2,562	$3,713	$1,170	$2,543
Other (a)	407	252	155	386	230	156
Amortized intangibles	$4,289	$1,572	$2,717	$4,099	$1,400	$2,699
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the six months ended June 30, 2021 and 2020 was $189 million and $174 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2021 (excludes amortization through June 30, 2021)	$182
2022	337
2023	309
2024	289
2025	251
Subsequent years	1,349
$2,717
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/21	12/31/20	06/30/21	12/31/20	06/30/21	12/31/20	06/30/21	12/31/20
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$63	$59	$—	$—	$—	$—	$63	$59
Mutual funds(a)	186	186	—	—	—	—	186	186
Money market funds(b)	75	587	—	—	—	—	75	587
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration assets(c)	—	—	—	—	6	68	6	68
Total assets measured at fair value	$324	$832	$8	$8	$6	$68	$338	$908
Fiduciary Assets:
U.S. treasury bills	$—	$150	$—	$—	$—	$—	$—	$150
Money market funds	243	173	—	—	—	—	243	173
Total fiduciary assets measured at fair value	$243	$323	$—	$—	$—	$—	$243	$323
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$340	$243	$340	$243
Total liabilities measured at fair value	$—	$—	$—	$—	$340	$243	$340	$243
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the chart reflect contingent purchase consideration from the sale of businesses during 2019. The change in the contingent purchase consideration assets from December 31, 2020 is driven primarily by cash receipts of approximately $89 million. This decrease was partially offset by the impact of accretion and adjustments to the fair value of the contingent purchase consideration assets.
During the six months ended June 30, 2021, there were no assets or liabilities that were transferred between any of the levels.

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Balance at beginning of period	$233	$239	$243	$225
Net additions	97	66	97	96
Payments	(6)	(65)	(17)	(78)
Revaluation impact	16	(11)	17	(10)
Other (a)	—	4	—	—
Balance at June 30,	$340	$233	$340	$233
(a) Primarily reflects the impact of foreign exchange.
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $315 million and $280 million at June 30, 2021 and December 31, 2020, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $175 million and $169 million at June 30, 2021 and December 31, 2020, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $140 million and $111 million at June 30, 2021 and December 31, 2020, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $17 million and $27 million for the three and six month periods ended June 30, 2021, respectively, and losses of $6 million and $7 million from these investments for the same periods in 2020.
Other Investments
At June 30, 2021 and December 31, 2020, the Company held certain equity investments with readily determinable market values of $76 million and $72 million, respectively, including an investment in the common stock of Alexander Forbes ("AF") of $58 million at June 30, 2021 and $54 million at December 31, 2020. The Company also held investments without readily determinable market values of $34 million at June 30, 2021 and $33 million at December 31, 2020.
In February 2020, the Company sold 49 million shares and in May 2020 sold an additional 193 million shares of the common stock of AF. Upon completion of the May 2020 transaction, the investment in AF, which was previously accounted for using the equity method of accounting, was accounted for at fair value, with investment gains and losses recorded as investment income (loss) in the consolidated statement of income.
11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. The Company concluded that the hedge continues to be highly effective as of June 30, 2021, and the change in the debt balance related to foreign exchange fluctuations was recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the euro notes decreased $36 million through June 30, 2021 due to the impact of foreign exchange rates, with a corresponding decrease to accumulated other comprehensive loss.
12.    Leases
A lease is defined as a party obtaining the right to use an asset legally owned by another party. The Company determines if an arrangement is a lease at inception. Operating leases are recognized on the balance sheet as Right-of-Use ("ROU") assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease.
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
As a practical expedient, the Company elected an accounting policy not to separate non-lease components from lease components and instead account as a single lease component. The Company also elected not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less.
The following chart provides additional information about the Company’s property leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Lease Cost:
Operating lease cost	$95	$97	$189	$189
Short-term lease cost	2	1	3	2
Variable lease cost	26	27	63	64
Sublease income	(5)	(5)	(13)	(10)
Net lease cost	$118	$120	$242	$245
Other information:
Operating cash outflows from operating leases			$204	$197
Right of use assets obtained in exchange for new operating lease liabilities			$251	$129
Weighted-average remaining lease term – real estate			9.1 years	8.5 years
Weighted-average discount rate – real estate leases			2.76%	3.05%

Future minimum lease payments for the Company’s operating leases as of June 30, 2021 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2021	$208
2022	388
2023	340
2024	297
2025	265
2026	244
Subsequent years	901
Total future lease payments	2,643
Less: Imputed interest	(309)
Total	$2,334
Current lease liabilities	$342
Long-term lease liabilities	1,992
Total lease liabilities	$2,334
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right of use asset or liability in the consolidated balance sheets.
13.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. plans is 64% equities and equity alternatives and 36% fixed income. At June 30, 2021 the actual allocation for the Company's U.S. Plan was 65% equities and equity alternatives and 35% fixed income. The target allocation for the U.K. Plans at June 30, 2021 is 27% equities and equity alternatives and 73% fixed income. At June 30, 2021, the actual allocation for the U.K. Plans was 29% equities and equity alternatives and 71% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2020. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2021	2020	2021	2020
Service cost	$10	$9	$—	$—
Interest cost	86	104	1	—
Expected return on plan assets	(211)	(207)	—	—
Recognized actuarial loss	51	40	—	—
Net periodic benefit (credit) cost	$(64)	$(54)	$1	$—
Settlement loss	2	—	—	—
Total (credit) cost	$(62)	$(54)	$1	$—

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Service cost	$20	$17	$—	$—
Interest cost	171	210	1	1
Expected return on plan assets	(419)	(417)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	103	80	1	—
Net periodic benefit (credit) cost	$(125)	$(110)	$1	$—
Settlement loss	2	—	—	—
Total (credit) cost	$(123)	$(110)	$1	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2021	2020	2021	2020
Compensation and benefits expense	$10	$9	$—	$—
Other net benefit (credit) cost	(72)	(63)	1	—
Total (credit) cost	$(62)	$(54)	$1	$—

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Compensation and benefits expense	$20	$17	$—	$—
Other net benefit (credit) cost	(143)	(127)	1	—
Total (credit) cost	$(123)	$(110)	$1	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest cost	$46	$54	$—	$—
Expected return on plan assets	(81)	(87)	—	—
Recognized actuarial loss	22	18	—	—
Net periodic benefit credit	$(13)	$(15)	$—	$—

U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest cost	$92	$107	$—	$—
Expected return on plan assets	(163)	(173)	—	—
Recognized actuarial loss	45	36	—	—
Net periodic benefit credit	$(26)	$(30)	$—	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Three Months Ended June 30,
(In millions)	2021	2020	2021	2020
Service cost	$10	$9	$—	$—
Interest cost	40	50	1	—
Expected return on plan assets	(130)	(120)	—	—
Recognized actuarial loss	29	22	—	—
Net periodic benefit (credit) cost	$(51)	$(39)	$1	$—
Settlement loss	2	—	—	—
Total (credit) cost	$(49)	$(39)	$1	$—

Significant non-U.S. Plans only	Pension Benefits		Post-retirement Benefits
For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Service cost	$20	$17	$—	$—
Interest cost	79	103	1	1
Expected return on plan assets	(256)	(244)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized actuarial loss	58	44	1	—
Net periodic benefit (credit) cost	$(99)	$(80)	$1	$—
Settlement loss	2	—	—	—
Total (credit) cost	$(97)	$(80)	$1	$—
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits		Post-retirement Benefits

June 30,	2021	2020	2021	2020
Weighted average assumptions:
Expected return on plan assets	4.72%	5.31%	—	—
Discount rate	1.92%	2.57%	2.42%	2.72%
Rate of compensation increase	1.85%	1.76%	—	—
The Company made approximately $57 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2021. The Company expects to contribute approximately $72 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2021.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $78 million and $73 million for the six months ended June 30, 2021 and 2020, respectively. The cost of the U.K. DC Plans was $73 million and $64 million for the six months ended June 30, 2021 and 2020, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2021	December 31, 2020
Short-term:
Current portion of long-term debt	$516	$517
	516	517
Long-term:
Senior notes – 4.80% due 2021	—	500
Senior notes – 2.75% due 2022	499	499
Senior notes – 3.30% due 2023	349	349
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	598	598
Senior notes – 3.875% due 2024	996	995
Senior notes – 3.50% due 2025	498	498
Senior notes – 1.349% due 2026	660	677
Senior notes – 3.75% due 2026	598	597
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	645	664
Senior notes – 2.250% due 2030	738	737
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,237	1,237
Mortgage – 5.70% due 2035	324	331
Other	5	5
	10,773	11,313
Less current portion	516	517
	$10,257	$10,796
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had no commercial paper outstanding at June 30, 2021.
Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five-year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of June 30, 2021, the Company had no borrowings under this facility.
In connection with the New Facility, the Company terminated its previous multicurrency unsecured $1.8 billion five-year revolving credit facility and its unsecured $1 billion 364-day unsecured revolving credit facility (“364-day Facility").
In January 2020, the Company closed on a $500 million one-year and $500 million two-year term loan facilities. In the first quarter of 2020 the Company borrowed $1 billion against these facilities, which were subsequently repaid during the third and fourth quarters of 2020. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $511 million at June 30, 2021 and $573 million at December 31, 2020. There were no outstanding borrowings under these facilities at June 30, 2021 and December 31, 2020.
Senior Notes
On April 15, 2021, the Company repaid $500 million of senior notes maturing in July 2021.
In May 2020, the Company issued $750 million of Senior Notes due 2030.
In March 2020, the Company repaid $500 million of maturing senior notes.
Fair Value of Short-term and Long-term Debt
The following table reflects the carrying values and estimated fair value of the Company’s short-term and long-term debt. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or need to dispose of the financial instrument.

	June 30, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$516	$523	$517	$523
Long-term debt	$10,257	$11,853	$10,796	$12,858
The fair value of the Company's short-term debt consists primarily of term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.
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
Since the acquisition of JLT, the Company has incurred JLT integration and restructuring costs of $628 million through June 30, 2021. This reflects $19 million and $42 million of costs incurred for the three and six months ended June 30, 2021, respectively, compared to $57 million and $137 million, respectively, for the same period in the prior year.
Costs recognized are based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment.
In connection with the JLT integration and restructuring, the Company incurred costs of $19 million and $42 million: $11 million and $27 million in RIS, $6 million and $12 million in Consulting, and $2 million and $3 million in Corporate for the three and six month periods ended June 30, 2021. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.

Details of the JLT integration and restructuring activity from January 1, 2020 through June 30, 2021, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/20	$42	$5	$—	$—	$47
2020 charges	43	69	62	77	251
Cash payments	(69)	(25)	(55)	(77)	(226)
Non-cash charges	—	(42)	(5)	—	(47)
Liability at 12/31/20	$16	$7	$2	$—	$25
2021 charges	4	12	11	15	42
Cash payments	(9)	(7)	(13)	(15)	(44)
Non-cash charges	—	(8)	—	—	(8)
Liability at 6/30/21	$11	$4	$—	$—	$15
(a) Includes ROU asset impairments, data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
The Company incurred costs of $12 million and $23 million for the three and six month periods ended June 30, 2021 which reflect costs associated with the Company's global information technology and HR functions, and adjustments to restructuring liabilities for future rent under non-cancellable leases.
The following details other restructuring liabilities for actions initiated prior to 2021:

(In millions)	Liability at 1/1/20	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 12/31/20	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 6/30/21
Severance	$51	$39	$(54)	$—	$36	$9	$(28)	$—	$17
Future rent under non-cancelable leases and other costs	51	50	(46)	(10)	45	14	(19)	(2)	38
Total	$102	$89	$(100)	$(10)	$81	$23	$(47)	$(2)	$55
The expenses associated with these initiatives are included in compensation and benefits and other operating expenses in the consolidated statements of income. The liabilities associated with these initiatives are classified on the consolidated balance sheets as accounts payable and accrued liabilities, other liabilities or accrued compensation and employee benefits, depending on the nature of the items.
16.    Common Stock
In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. During the first six months of 2021, the Company repurchased 3.4 million shares of its common stock for $445 million of which approximately $434 million was paid through June 30, 2021. As of June 30, 2021, the Company remained authorized to repurchase up to approximately $2 billion in shares of its common stock. There is no time limit on the authorization. During the first six months of 2020 there were no repurchases of the Company's common stock.
The Company issued approximately 2.6 million and 2.8 million shares related to stock compensation and employee stock purchase plans during the first six months of 2021 and 2020, respectively.

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
Consulting Segment
•In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT, which reflected the projected redress amounts contained in the Skilled Person report, was based on a review of a limited number of files. Thereafter, the FCA expanded the scope of the thematic review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. Payments of redress and expenses during the first half of 2021 reduced the recorded liability to £99 million (or $137 million) as of June 30, 2021. We expect to finalize the suitability review and redress calculations for the limited number of files that remain outstanding and make the majority of redress payments by the end of the third quarter of 2021. We anticipate this gross liability will be partially offset by a contractual indemnity and insurance recoveries from third-party E&O insurers.
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
Selected information about the Company’s operating segments for the three and six month periods ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2021–
Risk and Insurance Services	$3,141	(a)	$950	$6,366	(c)	$2,010
Consulting	1,892	(b)	344	3,765	(d)	705
Total Operating Segments	5,033		1,294	10,131		2,715
Corporate/Eliminations	(16)		(66)	(31)		(129)
Total Consolidated	$5,017		$1,228	$10,100		$2,586
2020–
Risk and Insurance Services	$2,603	(a)	$696	$5,514	(c)	$1,550
Consulting	1,616	(b)	255	3,378	(d)	537
Total Operating Segments	4,219		951	8,892		2,087
Corporate/Eliminations	(30)		(66)	(52)		(132)
Total Consolidated	$4,189		$885	$8,840		$1,955
(a) Includes inter-segment revenue of $4 million in both 2021 and 2020, interest income on fiduciary funds of $3 million and $9 million in 2021 and 2020, respectively, and equity method income of $14 million in both 2021 and 2020.
(b) Includes inter-segment revenue of $12 million and $26 million in 2021 and 2020, respectively.
(c) Includes inter-segment revenue of $4 million and $5 million in 2021 and 2020, respectively, interest income on fiduciary funds of $8 million and $32 million in 2021 and 2020, respectively, and equity method income of $17 million and $13 million in 2021 and 2020, respectively.
(d) Includes inter-segment revenue of $27 million and $47 million in 2021 and 2020, respectively, and equity method income of $4 million in 2020 and none in 2021.

Details of operating segment revenue for the three and six-month periods ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Risk and Insurance Services
Marsh	$2,652	$2,168	$4,981	$4,244
Guy Carpenter	489	435	1,385	1,270
Total Risk and Insurance Services	3,141	2,603	6,366	5,514
Consulting
Mercer	1,274	1,149	2,562	2,400
Oliver Wyman Group	618	467	1,203	978
Total Consulting	1,892	1,616	3,765	3,378
Total Operating Segments	5,033	4,219	10,131	8,892
Corporate/Eliminations	(16)	(30)	(31)	(52)
Total	$5,017	$4,189	$10,100	$8,840
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
In January 2017, the FASB issued new guidance to simplify the test for goodwill impairment. The new guidance eliminates the second step in the current two-step goodwill impairment process, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill for that reporting unit. The new guidance requires a one-step impairment test, in which the goodwill impairment charge is based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance should be applied on a prospective basis with the nature of and reason for the change in accounting principle disclosed upon transition. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
In June 2016, the FASB issued new guidance on the impairment of financial instruments. The new guidance adds an allowance for credit losses ("CECL") impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new standard is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the new standard makes targeted changes to the impairment model for available-for-sale debt securities. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company" or "Marsh McLennan") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s 78,000 colleagues advise clients in 130 countries. With annual revenue over $18 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh advises individual and commercial clients of all sizes on insurance broking and innovative risk management solutions. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
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
For information on the three and six months ended June 30, 2020 results and similar comparisons, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended June 30, 2020.
Business Update Related To COVID-19
It has been well over a year since the World Health Organization declared COVID-19 a pandemic in March 2020, and the pandemic continues to impact virtually every geography in which the Company operates. The safety and well-being of our colleagues remains our first priority, while we continue to serve the needs of our clients.

In certain parts of the world, governments continue to ease restrictions or fully reopen their economies as initial distribution and uptake of vaccinations contribute to reduced infection rate of the virus. While the vaccines are effective, uneven distribution has left many countries vulnerable to continued outbreaks and the emergence of variants of the virus has led to increased infection rates, even in areas where the vaccination rate is relatively high. Although the vast majority of colleagues continue to work in a remote environment, the Company will provide guidelines on a gradual and phased return to the office depending on the level of virus containment and local health and safety regulations. The Company expects to continue to service clients effectively in the current remote environment and as colleagues gradually return to the office.

Although the pandemic is ongoing, the Company had strong revenue growth through the first six months of 2021 and benefited from the continued recovery of the global economy. However, uncertainty remains in the economic outlook and the ultimate extent of COVID-19 impact to the Company will depend on future developments that it is unable to predict, including new “waves” of infection from emerging variants of the virus, potential renewed restrictions by various governments or agencies, and the effectiveness and distribution rate of vaccines.
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

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share figures)	2021	2020	2021	2020
Revenue	$5,017	$4,189	$10,100	$8,840
Expense:
Compensation and benefits	2,860	2,429	5,667	4,984
Other operating expenses	929	875	1,847	1,901
Operating expenses	3,789	3,304	7,514	6,885
Operating income	1,228	885	2,586	1,955
Income before income taxes	1,209	787	2,531	1,794
Net income before non-controlling interests	827	580	1,825	1,347
Net income attributable to the Company	$820	$572	$1,803	$1,326
Net Income per share attributable to the Company:
Basic	$1.61	$1.13	$3.55	$2.62
Diluted	$1.60	$1.12	$3.51	$2.60
Average number of shares outstanding:
Basic	508	506	508	505
Diluted	513	511	514	510
Shares outstanding at June 30,	507	506	507	506
Consolidated operating income in the second quarter of 2021 increased 39% from $0.9 billion to $1.2 billion compared to the same period last year, reflecting the combined impact of a 20% increase in revenue and 15% increase in expense. On an underlying basis, revenue increased 13%, reflecting increases of 13% in Risk and Insurance Services and 12% in Consulting. The overall revenue growth in both the Risk and Insurance Services and Consulting segments of the Company has benefited from the continued recovery of both the U.S. and global economies. The underlying revenue increase in Risk and Insurance Services is due to strong growth in new business, solid retention, and benefits from pricing in the marketplace. The increase in Consulting revenue was due to an increase in demand for project-based services and higher investment management fees from growth in assets under management. On an underlying basis, expenses increased 9% versus last year reflecting higher incentive compensation and base salaries due to an increase in headcount. Expenses were also impacted by lower Jardine Lloyd Thompson Group plc ("JLT") integration and restructuring costs.
Consolidated operating income in the first six months of 2021 increased 32% from $2.0 billion to $2.6 billion compared to the same period last year, reflecting a 14% increase in revenue and 9% increase in expense. On an underlying basis, revenue increased 9%, reflecting an increase of 10% in Risk and Insurance Services and an 8% increase in Consulting. The increase in underlying revenue is due to the same factors as previously discussed for the second quarter. Underlying expenses increased 4% due to higher incentive compensation and base salaries due to increased headcount, partly offset by lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19, as well as lower JLT integration and restructuring costs.
Diluted earnings per share increased from $1.12 in the second quarter of 2020 to $1.60 in 2021. Diluted earnings per share increased from $2.60 in the first six months of 2020 to $3.51 in 2021. This increase for the three and six month periods ended June 30, 2021 is a result of higher income before income taxes offset by a net charge of $100 million related to the remeasurement of deferred tax assets and liabilities due to the enactment of a tax rate increase from 19% to 25% in the U.K. in the second quarter of 2021.

The Company’s results of operations and earnings per share for the three and six month periods ended June 30, 2021 and 2020 include costs related to JLT integration and restructuring activities, and other restructuring activities as discussed in more detail in Note 15 of the consolidated financial statements. These costs are included in expenses in the consolidated statements of income. The Company also recorded gains or losses on sale of businesses that are included in revenue in the consolidated statements of income.
The following chart provides a summary of costs that are reflected as part of net operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Restructuring costs, excluding JLT	$12	$11	$23	$20
JLT integration and restructuring costs	19	57	42	137
JLT acquisition related costs	12	13	24	26
Net (gain) loss on sale of businesses	(50)	6	(49)	2
Impact on operating income	$(7)	$87	$40	$185
JLT Integration and Restructuring Costs
The Company is in the final stages of its integration of JLT. The costs incurred in connection with the integration and restructuring of the combined businesses are primarily related to severance, real estate rationalization and technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. Since the acquisition of JLT, the Company has incurred JLT integration and restructuring costs of $628 million through June 30, 2021. This reflects $42 million of costs incurred during the first six months of 2021 compared to $137 million for the same period in the prior year. The Company expects to incur the remaining $97 million of costs substantially in 2021, primarily related to real estate and technology, of which approximately $86 million will be cash expenditures. Through June 30, 2021, the Company has exceeded the initial estimated savings of $350 million. The Company expects at least $425 million of annualized savings when the integration is completed.
JLT Acquisition Related Costs
JLT acquisition related costs reflect retention costs related to the acquisition of JLT.
Net (gain) loss on sale of business
During the first six months of 2021, the Company sold certain businesses in the U.S. and the U.K. and recognized a net gain of approximately $50 million in the second quarter of 2021, primarily related to the commercial networks business in the U.K. that provided broking and back-office solutions for small independent brokers.
Consolidated Revenue and Expense
Revenue - Components of Change
The Company conducts business in 130 countries. As a result, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as acquisitions and dispositions, including transfers among businesses, may impact period-to-period comparisons of revenue. Underlying revenue measures the change in revenue from one period to the next by isolating these impacts.

The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment are as follows:

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage figures)	2021	2020
Risk and Insurance Services
Marsh	$2,650	$2,161	23%	4%	5%	14%
Guy Carpenter	488	433	13%	1%	—	12%
Subtotal	3,138	2,594	21%	4%	4%	14%
Fiduciary Interest Income	3	9
Total Risk and Insurance Services	3,141	2,603	21%	4%	4%	13%
Consulting
Mercer	1,274	1,149	11%	6%	(1)%	6%
Oliver Wyman Group	618	467	33%	5%	—	28%
Total Consulting	1,892	1,616	17%	5%	—	12%
Corporate Eliminations	(16)	(30)
Total Revenue	$5,017	$4,189	20%	4%	2%	13%

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage figures)	2021	2020
Marsh:
EMEA	$796	$597	33%	9%	9%	16%
Asia Pacific	347	298	16%	8%	(1)%	10%
Latin America	103	99	4%	2%	—	2%
Total International	1,246	994	25%	8%	5%	13%
U.S./Canada	1,404	1,167	20%	1%	5%	15%
Total Marsh	$2,650	$2,161	23%	4%	5%	14%
Mercer:
Wealth	$625	$561	11%	8%	(1)%	4%
Health	462	432	7%	3%	—	4%
Career	187	156	20%	5%	—	15%
Total Mercer	$1,274	$1,149	11%	6%	(1)%	6%

*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage figures)	2021	2020
Risk and Insurance Services
Marsh	$4,975	$4,222	18%	4%	3%	11%
Guy Carpenter	1,383	1,260	10%	2%	—	8%
Subtotal	6,358	5,482	16%	3%	3%	10%
Fiduciary interest income	8	32
Total Risk and Insurance Services	6,366	5,514	15%	3%	3%	10%
Consulting
Mercer	2,562	2,400	7%	5%	(1)%	3%
Oliver Wyman Group	1,203	978	23%	4%	—	19%
Total Consulting	3,765	3,378	11%	5%	(1)%	8%
Corporate Eliminations	(31)	(52)
Total Revenue	$10,100	$8,840	14%	4%	1%	9%

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage figures)	2021	2020
Marsh:
EMEA	$1,633	$1,351	21%	7%	3%	11%
Asia Pacific	621	536	16%	7%	—	9%
Latin America	193	190	2%	(2)%	—	4%
Total International	2,447	2,077	18%	7%	2%	9%
U.S./Canada	2,528	2,145	18%	1%	5%	12%
Total Marsh	$4,975	$4,222	18%	4%	3%	11%
Mercer:
Wealth	$1,248	$1,153	8%	7%	(1)%	2%
Health	949	918	3%	2%	(1)%	2%
Career	365	329	11%	4%	—	8%
Total Mercer	$2,562	$2,400	7%	5%	(1)%	3%

*	Components of revenue change may not add due to rounding.
Revenue
Consolidated revenue for the second quarter of 2021 was $5.0 billion, an increase of 20% compared to the same quarter in the prior year. This reflects increases of 13% on an underlying basis, 4% from the impact of foreign currency translation and 2% from acquisitions. The overall revenue growth in the Risk and Insurance Services and Consulting segments of the Company has benefited from the continued recovery of both the U.S. and global economies.
Revenue in the Risk and Insurance Services segment for the second quarter of 2021 was $3.1 billion, an increase of 21% from the same quarter of the prior year. This reflects increases of 13% on an underlying basis, 4% from the impact of foreign currency translation and 4% from acquisitions. The increase in underlying revenue was primarily due to strong growth in new business, solid retention, and benefits from pricing in the marketplace. Consulting revenue of $1.9 billion in the second quarter of 2021 increased 17%, reflecting increases of 12% on an underlying basis and 5% from the impact of foreign currency translation. The increase in underlying revenue was due to an increase in demand for project-based services and higher investment management fees from growth in assets under management.
Consolidated revenue for the first six months of 2021 was $10.1 billion, an increase of 14% compared to the same period in the prior year. This reflects increases of 9% on an underlying basis, 4% from the impact of foreign currency translation and 1% from acquisitions.
Revenue in the Risk and Insurance Services segment for the first six months of 2021 was $6.4 billion, an increase of 15% from the same quarter of the prior year. This reflects increases of 10% on an underlying basis, 3% from the impact of foreign currency translation and 3% from acquisitions. Consulting revenue of $3.8 billion for the first six months of 2021 increased 11%, reflecting increases of 8% on an underlying basis and 5% from the impact of foreign currency translation, partly offset by a decrease of 1% from the disposition of businesses. The increase in underlying revenue for Risk and Insurance Services and Consulting is primarily due to the factors discussed for the second quarter.
Operating Expense
Consolidated operating expense in the second quarter increased 15% compared with the same period last year reflecting increases of 9% on an underlying basis, 5% from the impact of foreign currency translation and 1% from acquisitions. The increase is primarily the result of higher incentive compensation and base salary due to an increase in headcount. The Company also incurred lower JLT integration and restructuring costs.
The Company incurred approximately $31 million and $70 million of operating expenses for the three month periods ended June 30, 2021 and June 30, 2020, respectively, due to JLT acquisition related and integration and restructuring costs.
Consolidated operating expense for the first six months of 2021 increased 9% compared with the same period last year reflecting increases of 4% on an underlying basis, 4% increase from the impact of foreign currency translation and 1% from acquisitions. The increase in underlying expenses is primarily the result of higher incentive compensation and base salary due to an increase in headcount, partly offset by lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19.
The Company incurred approximately $66 million and $163 million of operating expenses for the six month periods ended June 30, 2021 and June 30, 2020, respectively, due to JLT acquisition related and integration and restructuring costs.
Risk and Insurance Services
The following reflects the results of operations for the Risk and Insurance Services segment:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Revenue	$3,141	$2,603	$6,366	$5,514
Compensation and benefits	1,632	1,382	3,242	2,834
Other operating expenses	559	525	1,114	1,130
Expense	2,191	1,907	4,356	3,964
Operating income	$950	$696	$2,010	$1,550
Operating income margin	30.2%	26.7%	31.6%	28.1%
Revenue
Revenue in the Risk and Insurance Services segment in the second quarter of 2021 was $3.1 billion, an increase of 21% as compared to the same period last year. This reflects increases of 13% in underlying revenue, 4% from the impact of foreign currency translation and 4% from acquisitions. The overall revenue growth in the Risk and Insurance Services segment has benefited from the continued recovery of both the U.S. and global economies.
At Marsh, revenue in the second quarter of 2021 was $2.7 billion, an increase of 23% when compared to the same period last year. This reflects an increase in underlying revenue of 14%, a 4% increase from the impact of foreign exchange translation, and a 5% increase from acquisitions. The increase in underlying revenue was primarily due to strong growth in new business, solid retention, and benefits from pricing in the marketplace. In U.S./Canada, underlying revenue rose 15%. International operations produced underlying revenue growth of 13%, reflecting growth of 10% in Asia Pacific, 16% in EMEA and 2% in Latin America. Interest earned on fiduciary funds decreased $6 million compared to the second quarter of 2020.
At Guy Carpenter, revenue was up 13% from the same period last year, reflecting increases of 12% in underlying revenue and 1% from the impact of foreign exchange. The increase in underlying revenue was primarily due to the same factors as discussed for the increase in revenue at Marsh for the second quarter.
Revenue in the Risk and Insurance Services segment for the first six months of 2021 was $6.4 billion, an increase of 15% as compared to the same period last year. This reflects increases of 10% in underlying revenue, 3% from the impact of foreign currency translation and 3% from acquisitions. The increase in underlying revenue is primarily due to the factors previously discussed.
At Marsh, revenue for the first six months of 2021 was $5.0 billion, an increase of 18% when compared to the same period last year. This reflects an increase in underlying revenue of 11%, a 4% increase from the impact of foreign exchange translation, and a 3% increase from acquisitions. The increase in underlying revenue was primarily due to strong growth in new business, solid retention, and benefits from pricing in the marketplace. In U.S./Canada, underlying revenue rose 12%. International operations produced underlying revenue growth of 9%, reflecting growth of 9% in Asia Pacific, 11% in EMEA and 4% in Latin America. Interest earned on fiduciary funds decreased $24 million compared to the first six months of 2020.
At Guy Carpenter, revenue was up 10%, or 8% on an underlying basis. The increase in underlying revenue was primarily due to the same factors as discussed for the increase in revenue at Marsh for the first six months of 2021.
Expense
Expenses in the Risk and Insurance Services segment increased 15% in the second quarter of 2021 compared with the same period last year. On an underlying basis, expenses increased 8%, reflecting the impact of higher incentive compensation and base salaries due to an increase in headcount. Expenses also reflect lower JLT integration and restructuring costs.
Expenses in the Risk and Insurance Services segment increased 10% for the first six months of 2021 compared with the same period last year. Expenses increased 4% on an underlying basis primarily reflecting higher incentive compensation and base salaries due to an increase in headcount, partly offset by lower travel and entertainment and meeting costs resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19.
Consulting
The following reflects the results of operations for the Consulting segment:

For the Three and Six Months Ended June 30,	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Revenue	$1,892	$1,616	$3,765	$3,378
Compensation and benefits	1,110	940	2,184	1,931
Other operating expenses	438	421	876	910
Expense	1,548	1,361	3,060	2,841
Operating income	$344	$255	$705	$537
Operating income margin	18.1%	15.8%	18.7%	15.9%
Revenue
Consulting revenue in the second quarter of 2021 was $1.9 billion, an increase of 17% compared to the same period last year. This reflects increases of 12% in underlying revenue and 5% from the impact of foreign currency translation. The overall revenue growth in the Consulting segment has benefited from the continued recovery of both the U.S. and global economies.
Mercer's revenue of approximately $1.3 billion in the second quarter of 2021 increased 11% compared to the same period last year or 6% on an underlying basis. Revenue also reflects an increase of 6% from the impact of foreign currency offset by a 1% decrease from dispositions. On an underlying basis, revenue for both Health and Wealth each increased 4%, while Career increased 15% as compared to the same period last year. The increase in underlying revenue at Mercer was due to higher investment management fees from growth in assets under management and increased demand and retention for Health and Career products and services. Oliver Wyman's revenue increased 33% to $618 million, reflecting an increase of 28% on an underlying basis and a 5% increase from the impact of foreign currency translation. The increase in Oliver Wyman primarily reflects the impact of increased demand for project-based services.
Consulting revenue for the first six months of 2021 was $3.8 billion, an increase of 11% compared to the same period last year. This reflects increases of 8% in underlying revenue and 5% from the impact of foreign currency translation offset by a decrease of 1% from the disposition of businesses.
Mercer's revenue of approximately $2.6 billion in the first six months of 2021 increased 7% compared to the same period last year. This reflects an increase of 5% from the impact of foreign currency and 3% in underlying revenue, offset by a 1% decrease from dispositions. On an underlying basis, revenue in both Health and Wealth each increased 2%, while Career increased 8% as compared to prior year. The increase in underlying revenue at Mercer was due to higher investment management fees from growth in assets under management and increased demand and retention for Health and Career products and services. Oliver Wyman's revenue increased 23% to $1.2 billion, reflecting an increase of 19% on an underlying basis and a 4% increase from the impact of foreign currency translation. The increase in Oliver Wyman primarily reflects the increased demand for project-based services.
Expense
Consulting expenses in the second quarter of 2021 increased 14% as compared to the second quarter of 2020. This reflects increases of 5% from the impact of foreign currency translation and 9% on an underlying basis. The increase in underlying expense reflects higher incentive compensation expense.
Consulting expenses in the first six months of 2021 increased 8% as compared to the first six months of 2020. This reflects an increase of 4% from the impact of foreign currency translation and 4% on an underlying basis. The increase in underlying expense is primarily due to higher incentive compensation expense partly offset by lower travel and entertainment, meeting costs and outside services resulting from the Company’s restrictions on travel and cost containment measures taken in light of COVID-19 and lower recoverable expenses.
Corporate and Other
Corporate expenses were $66 million in both the second quarter of 2021 and 2020 and $129 million for the six months ended June 30, 2021 compared to $132 million for the same period last year. The decrease is primarily due to lower JLT integration and restructuring costs offset by higher incentive compensation expense.
Interest
Interest expense decreased $22 million and $31 million in the three and six month periods ended June 30, 2021 compared with the the same periods of 2020 due to lower average debt levels in 2021 compared with the same period last year.
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
The Company recorded net investment income of $19 million and $30 million for the three and six month periods ended June 30, 2021 compared to net investment losses of $31 million and $33 million for the same periods last year. The income in 2021 is primarily driven by gains in the Company's private equity investments compared to losses for the same periods in prior year. Prior year also included a loss of $23 million for both the three and six month periods ended June 30, 2020 related to the Company's investment in Alexander Forbes ("AF").
Income and Other Taxes
On June 10, 2021, the U.K. enacted tax legislation commonly referred to as the “Finance Act 2021”. The legislation provides for an increase in the corporate income tax rate applicable to U.K. based entities from 19% to 25%, effective April 1, 2023. The Company recorded a net charge of $100 million in the second quarter of 2021, which reflects the re-measurement of the Company's U.K. deferred tax assets and liabilities upon enactment of the legislation.
The Company's effective tax rate in the second quarter of 2021 was 31.6% compared with 26.2% in the second quarter of 2020. The rate in the second quarter of 2021 reflects the charge related to re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation increasing the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. This was the most significant discrete item in the second quarter, increasing the Company’s effective tax rate by 8.3% and 4% for the three and six month periods ended June 30,

2021, respectively. The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments to contingent acquisition consideration.
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
As a U.S. domiciled parent holding company, the Company is the issuer of essentially all of the external indebtedness and incurs the related interest expense in the U.S. The Company’s interest expense deductions are not currently limited. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the United States. Some of these expenses may not be deductible in the U.S., which may impact the effective tax rate.
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

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to stockholders, repurchase its shares and pay corporate expenses. The Company can also provide financial support to its operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed in financing cash flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At June 30, 2021, the Company had approximately $731 million of cash and cash equivalents in its foreign operations, which includes $282 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first six months of 2021, the Company recorded foreign currency translation adjustments which decreased net equity by $67 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $750 million of cash from operations for the six months ended June 30, 2021 compared to $578 million generated by operations in the first six months of 2020. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets. The Company paid $44 million and $127 million related to the JLT integration and restructuring activity for the six month periods ended June 30, 2021 and 2020, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first six months of 2021, the Company contributed $37 million to its non-U.S. defined benefit pension plans and $20 million to its U.S. defined benefit pension plans. In the first six months of 2020, the Company contributed $36 million to its non-U.S. defined benefit pension plans and $17 million to its U.S. defined benefit pension plans.
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
The Company has agreed to a new deficit funding plan with the trustee of the U.K. JLT Pension Scheme to fund $41 million in 2021.
The Company expects to fund an additional $57 million to its non-U.S. defined benefit plans over the remainder of 2021, comprising approximately $23 million to plans outside of the U.K. and $34 million to the U.K. plans. The Company expects to fund an additional $15 million to its U.S. defined benefit plans during the remainder of 2021.
Financing Cash Flows
Net cash used for financing activities was $1.5 billion for the six months ended June 30, 2021, compared with $621 million of net cash provided by such activities for the same period in 2020.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had no commercial paper outstanding at June 30, 2021.

Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five-year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of June 30, 2021, the Company had no borrowings under this facility. In connection with the New Facility, the Company terminated its previous multicurrency unsecured $1.8 billion five-year revolving credit facility and its unsecured $1 billion 364-day unsecured revolving credit facility (“364-day Facility").
In January 2020, the Company closed on $500 million one-year and $500 million two-year term loan facilities. In the first quarter of 2020 the Company borrowed $1 billion against these facilities, which were subsequently repaid during the third and fourth quarters of 2020. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $511 million at June 30, 2021 and $573 million at December 31, 2020. There were no outstanding borrowings under these facilities at June 30, 2021 and December 31, 2020.
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
Share Repurchases
In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. During the first six months of 2021, the Company repurchased 3.4 million shares of its common stock for total consideration of approximately $445 million, of which $434 million was paid through June 30, 2021. As of June 30, 2021, the Company remained authorized to purchase shares of its common stock up to a value of approximately $2 billion. There is no time limit on this authorization. There were no repurchases of the Company's common stock during the six months ending June 30, 2020.
Contingent Payments Related to Acquisitions
During the first six months of 2021, the Company paid $17 million of contingent payments related to acquisitions made in prior periods and received cash of $89 million related to dispositions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $13 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $4 million are reflected as operating cash flows. Operating cash flows also include cash receipts of approximately $18 million due to increases in the contingent consideration receivables subsequent to the date of dispositions. Remaining estimated future contingent consideration payments of $340 million for acquisitions completed in the first six months of 2021 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2021.
The Company paid deferred purchase consideration related to prior years' acquisitions of $84 million in the first six months of 2021. Financing cash flows also reflect the receipt of contingent consideration of $71 million related to prior year dispositions. Remaining deferred cash payments of approximately $200 million for acquisitions completed in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2021.
In the first six months of 2020, the Company paid $78 million of contingent payments related to acquisitions made in prior periods. Of this amount, $42 million was reported as financing cash flows and $36 million as operating cash flows.

Dividends
The Company paid dividends on its common shares of $478 million ($0.93 per share) during the first six months of 2021, as compared with $466 million ($0.91 per share) during the first six months of 2020.
Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion Senior Notes, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. The Company concluded that the hedge continues to be highly effective as of June 30, 2021, and the change in the debt balance related to foreign exchange fluctuations was recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes decreased by $36 million during 2021 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the six months ended June 30, 2021.
Investing Cash Flows
Net cash used for investing activities amounted to $437 million in the first six months of 2021, compared with $564 million used during the same period in 2020.
The Company paid $363 million and $562 million, net of cash acquired, for acquisitions it made during the first six months of 2021 and 2020, respectively.
During the first six months of 2021 and 2020, the Company sold certain businesses, primarily in the U.S. and U.K., for cash proceeds of approximately $81 million and $93 million, respectively.
The Company used cash of $151 million to purchase fixed assets and capitalized software in the first six months of 2021, compared with $200 million in the first six months of 2020, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
In February 2020, the Company sold 49 million shares of the common stock of AF for proceeds of $14 million.
The Company has commitments for potential future investments of approximately $28 million in four private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following table reflects the Company’s contractual obligations by type as of June 30, 2021:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$516	$516	$—	$—	$—
Long-term debt	10,322	—	2,235	1,137	6,950
Interest on long-term debt	5,205	430	801	634	3,340
Net operating leases	2,643	408	682	532	1,021
Service agreements	246	131	82	27	6
Other long-term obligations	612	170	347	94	1
Total	$19,544	$1,655	$4,147	$2,424	$11,318
The table does not include unrecognized tax benefits of $94 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $22 million that may become payable within one year. The table also excludes the provisional estimate of remaining transitional tax payments related to the Tax Cuts and Job Act ("the TCJA") of $66.3 million.

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
Interest Rate Risk and Credit Risk
Interest income generated from the Company's cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	June 30, 2021
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$888
Fiduciary cash and investments	$9,936
Based on these balances, if short-term interest rates increased or decreased by 10%, or 1 basis point, over the full year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $1 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $65 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at June 30, 2021 hold constant for the rest of 2021, the Company estimates the year-over-year impact from conversion of foreign currency earnings will increase full year net operating income by approximately $64 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $76 million that are valued using readily determinable fair values and approximately $34 million of investments without readily determinable fair values. The Company also has investments of approximately $315 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At June 30, 2021, the Company owns approximately 14% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, at a closing share price of 4.15 South African Rand per share. The investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income. The fair value of this investment at June 30, 2021 was approximately $58 million.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. The Company repurchased approximately 2.4 million shares of its common stock for $326 million during the second quarter of 2021. As of June 30, 2021, the Company remained authorized to repurchase up to approximately $2 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021	524,050	$126.7026	524,050	$2,238,056,951
May 1-31, 2021	938,059	$135.6288	938,059	$2,110,829,151
June 1-30, 2021	958,048	$138.1488	958,048	$1,978,475,981
Total	2,420,157	$134.6935	2,420,157	$1,978,475,981
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

Date:	July 22, 2021	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	July 22, 2021	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Description of Compensation Arrangements for Independent Directors of Marsh & McLennan Companies, Inc. effective June 1, 2021

10.2
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