Form 10-Q
period 2021-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2021-10-21
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 15, 2021, there were outstanding 504,895,367 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the increasing prevalence of ransomware, supply chain and other forms of cyber attacks, and their potential to disrupt our operations and result in the disclosure of confidential client or company information;
•the impact from lawsuits or investigations arising from errors and omissions, breaches of fiduciary duty or other claims against us in our capacity as a broker or investment advisor;
•increased regulatory activity and scrutiny by regulatory or law enforcement authorities;
•the financial and operational impact of complying with laws and regulations where we operate and the risks of noncompliance with such laws by us or third-party providers, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, U.K. Anti-Bribery Act and cybersecurity and data privacy regulations such as the E.U.’s General Data Protection Regulation;
•the impact of COVID-19, including emerging vaccine mandates, on our business operations, results of operations, cash flows and financial position;
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
•the impact of changes in tax laws, guidance and interpretations, or disagreements with tax authorities; and
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and insurer revenue streams.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue	$4,583	$3,968	$14,683	$12,808
Expense:
Compensation and benefits	2,853	2,495	8,520	7,479
Other operating expenses	990	933	2,837	2,834
Operating expenses	3,843	3,428	11,357	10,313
Operating income	740	540	3,326	2,495
Other net benefit credits	69	60	211	187
Interest income	1	1	2	5
Interest expense	(107)	(128)	(335)	(387)
Investment income (loss)	13	(14)	43	(47)
Income before income taxes	716	459	3,247	2,253
Income tax expense	174	139	880	586
Net income before non-controlling interests	542	320	2,367	1,667
Less: Net income attributable to non-controlling interests	5	4	27	25
Net income attributable to the Company	$537	$316	$2,340	$1,642
Net income per share attributable to the Company:
Basic	$1.06	$0.62	$4.61	$3.25
Diluted	$1.05	$0.62	$4.56	$3.21
Average number of shares outstanding:
Basic	506	507	508	506
Diluted	513	512	513	511
Shares outstanding at September 30,	505	507	505	507
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income before non-controlling interests	$542	$320	$2,367	$1,667
Other comprehensive (loss) income, before tax:
Foreign currency translation (loss) gain adjustments	(346)	500	(413)	(200)
Gain (loss) related to pension/post-retirement plans	204	(73)	234	136
Other comprehensive (loss) income, before tax	(142)	427	(179)	(64)
Income tax expense (benefit) on other comprehensive income	50	(7)	56	29
Other comprehensive (loss) income, net of tax	(192)	434	(235)	(93)
Comprehensive income	350	754	2,132	1,574
Less: comprehensive income attributable to non-controlling interest	5	4	27	25
Comprehensive income attributable to the Company	$345	$750	$2,105	$1,549
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,398	$2,089
Receivables
Commissions and fees	5,190	4,679
Advanced premiums and claims	120	112
Other	475	677
	5,785	5,468
Less-allowance for credit losses	(161)	(142)
Net receivables	5,624	5,326
Other current assets	855	740
Total current assets	7,877	8,155
Goodwill	15,648	15,517
Other intangible assets	2,587	2,699
Fixed assets (net of accumulated depreciation and amortization of $2,327 at September 30, 2021 and $2,159 at December 31, 2020)	824	856
Pension related assets	1,935	1,768
Right of use assets	1,899	1,894
Deferred tax assets	692	702
Other assets	1,520	1,458
	$32,982	$33,049
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) September 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$516	$517
Accounts payable and accrued liabilities	2,833	3,050
Accrued compensation and employee benefits	2,365	2,400
Current lease liabilities	339	342
Accrued income taxes	333	247
Dividends payable	273	—
Total current liabilities	6,659	6,556
Fiduciary liabilities	10,408	8,585
Less – cash and investments held in a fiduciary capacity	(10,408)	(8,585)
	—	—
Long-term debt	10,228	10,796
Pension, post-retirement and post-employment benefits	2,387	2,662
Long-term lease liabilities	1,900	1,924
Liabilities for errors and omissions	356	366
Other liabilities	1,564	1,485
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2021 and December 31, 2020	561	561
Additional paid-in capital	1,034	943
Retained earnings	17,589	16,272
Accumulated other comprehensive loss	(5,345)	(5,110)
Non-controlling interests	154	156
	13,993	12,822
Less – treasury shares, at cost, 55,175,963 shares at September 30, 2021 and 52,914,550 shares at December 31, 2020	(4,105)	(3,562)
Total equity	9,888	9,260
	$32,982	$33,049
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30,
(In millions)	2021	2020
Operating cash flows:
Net income before non-controlling interests	$2,367	$1,667
Adjustments to reconcile net income used for operations:
Depreciation and amortization of fixed assets and capitalized software	291	282
Amortization of intangible assets	278	265
Non cash lease expense	241	241
Adjustments and payments related to contingent consideration assets and liabilities	(16)	(14)
Provision for deferred income taxes	7	6
Net (gain) loss on investments	(43)	47
Net (gain) loss on disposition of assets	(37)	9
Share-based compensation expense	263	219
Changes in assets and liabilities:
Net receivables	(336)	77
Other current assets	(114)	(14)
Other assets	(115)	69
Accounts payable and accrued liabilities	(66)	(144)
Accrued compensation and employee benefits	(53)	(431)
Accrued income taxes	92	150
Contributions to pension and other benefit plans in excess of current year credit	(282)	(240)
Other liabilities	(96)	74
Operating lease liabilities	(262)	(254)
Effect of exchange rate changes	(45)	(10)
Net cash provided by operations	2,074	1,999
Financing cash flows:
Purchase of treasury shares	(734)	—
Borrowings from term-loan and credit facilities	—	1,000
Proceeds from issuance of debt	—	737
Repayments of debt	(512)	(1,011)
Purchase of non-controlling interests	—	(3)
Shares withheld for taxes on vested units – treasury shares	(99)	(131)
Issuance of common stock from treasury shares	115	98
Payments of deferred and contingent consideration for acquisitions	(110)	(125)
Receipts of contingent consideration for dispositions	71	—
Distributions of non-controlling interests	(27)	(26)
Dividends paid	(750)	(702)
Net cash used for financing activities	(2,046)	(163)
Investing cash flows:
Capital expenditures	(268)	(278)
Net sale of long term investments	2	102
Dispositions	84	93
Acquisitions	(401)	(559)
Other, net	(6)	(4)
Net cash used for investing activities	(589)	(646)
Effect of exchange rate changes on cash and cash equivalents	(130)	43
(Decrease) increase in cash and cash equivalents	(691)	1,233
Cash and cash equivalents at beginning of period	2,089	1,155
Cash and cash equivalents at end of period	$1,398	$2,388
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$945	$814	$943	$862
Change in accrued stock compensation costs	89	69	41	6
Issuance of shares under stock compensation plans and employee stock purchase plans	—	(1)	50	15
Other	—	—	—	(1)
Balance, end of period	$1,034	$882	$1,034	$882
RETAINED EARNINGS
Balance, beginning of period	$17,597	$16,060	$16,272	$15,199
Net income attributable to the Company	537	316	2,340	1,642
Dividend equivalents declared	(2)	(3)	(8)	(9)
Dividends declared	(543)	(471)	(1,015)	(930)
Balance, end of period	$17,589	$15,902	$17,589	$15,902
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of period	$(5,153)	$(5,582)	$(5,110)	$(5,055)
Other comprehensive (loss) income, net of tax	(192)	434	(235)	(93)
Balance, end of period	$(5,345)	$(5,148)	$(5,345)	$(5,148)
TREASURY SHARES
Balance, beginning of period	$(3,842)	$(3,627)	$(3,562)	$(3,774)
Issuance of shares under stock compensation plans and employee stock purchase plans	37	21	191	168
Purchase of treasury shares	(300)	—	(734)	—
Balance, end of period	$(4,105)	$(3,606)	$(4,105)	$(3,606)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$156	$166	$156	$150
Net income attributable to non-controlling interests	5	4	27	25
Net non-controlling interests disposed	—	—	—	(1)
Distributions and other changes	(7)	(9)	(29)	(13)
Balance, end of period	$154	$161	$154	$161
TOTAL EQUITY	$9,888	$8,752	$9,888	$8,752
Dividends declared per share	$1.07	$0.93	$2.00	$1.84
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
Business Update Related To COVID-19
The World Health Organization declared COVID-19 a pandemic in March 2020. The pandemic has impacted businesses globally including virtually every geography in which the Company operates. Governments continue to ease restrictions or fully reopen their economies, as the various vaccines are effective in mitigating the effects of the virus. Our businesses have been resilient throughout the pandemic and demand for our advice and services remains strong as the global economic conditions improve.
Although the vast majority of colleagues continue to work in a remote environment, the Company has provided guidelines on a gradual and phased return to the office depending on the level of virus containment and local health and safety regulations in each geography. The safety and well-being of our colleagues is paramount and the Company expects to continue to service clients effectively in the current remote environment and as colleagues gradually return to the office.
The Company had strong revenue growth through the first nine months of 2021 and benefited from the continued recovery of the global economy. However, uncertainty remains in the economic outlook and the ultimate extent of COVID-19 impact to the Company will depend on future developments that it is unable to predict, including new "waves" of infection from emerging variants of the virus, potential renewed restrictions and mandates by various governments or agencies, and the distribution and uptake of vaccines.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the nine months ended September 30, 2021 and 2020.

Estimates: The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The estimates are based on historical experience and on various other assumptions that the Company believes are reasonable. Such matters include:
•the allowance for current expected credit losses on receivables
•estimates of revenue
•impairment assessments and charges
•recoverability of long-lived assets
•liabilities for errors and omissions
•deferred tax assets, uncertain tax positions and income tax expense
•share-based and incentive compensation expense
•useful lives assigned to long-lived assets, and depreciation and amortization
•fair value estimates of contingent consideration receivable or payable related to acquisitions or dispositions
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered any COVID-19 potential impacts to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. The ultimate extent to which COVID-19 will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on numerous evolving factors and future developments that it is not able to predict. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At September 30, 2021, the Company maintained $306 million compared to $270 million at December 31, 2020 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was immaterial to the consolidated statement of income for the three and nine months ended September 30, 2021 and 2020.
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
The Company recorded net investment income of $13 million and $43 million for the three and nine months ended September 30, 2021 compared to net investment losses of $14 million and $47 million for the same periods last year. The income in 2021 is primarily driven by gains in the Company's private equity investments compared to losses for the same periods in prior year. The net investment loss reported in the third quarter of 2020 is primarily due to the mark-to-market change related to the Company's investment in Alexander Forbes ("AF"). The net investment loss for the nine months ended September 30, 2020 also includes a loss of $23 million from the sale of shares of AF during the second quarter of 2020, as well as losses related to its private equity fund investments.
Income Taxes
The Company's effective tax rate in the third quarter of 2021 was 24.2% compared with 30.3% in the third quarter of 2020. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 27.1% and 26.0%, respectively.
The rate in the third quarter of 2021 reflects tax benefits from planning implemented in the period that postponed the utilization of current-year losses in the U.K. to a future year when the tax rate will be 25%, additional tax benefits related to share-based compensation offset by changes to uncertain tax positions, deferred tax and other tax adjustments. The rate in the nine months ended September 30, 2021 reflects the charge recorded in the second quarter of approximately $100 million to re-measure the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation on June 10, 2021, commonly referred to as the "Finance Act 2021". The legislation increased the U.K. corporate income tax rate from 19% to 25% effective April 1, 2023. This is the most significant discrete item in the year-to-date period, increasing the Company’s effective tax rate by 3.1% for the nine months ended September 30, 2021.
The rate in the third quarter and nine months ended September 30, 2020 reflects costs of re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation that cancelled a scheduled 2% reduction in the U.K. corporate income tax rate, partially offset by tax benefits for the implementation of a new international funding structure to facilitate global staffing and contracting.
The tax rates in both periods reflect the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
The Company's tax rate reflects its income, statutory tax rates, and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits was $101 million at September 30, 2021 and $98 million at December 31, 2020. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $33 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
The Company's revenue recognition guidance is provided in more detail in Note 2 of the consolidated financial statements and the notes included in Form 10-K for the year ended December 31, 2020.
The following schedule disaggregates components of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Marsh:
EMEA	$600	$536	$2,233	$1,887
Asia Pacific	281	254	902	790
Latin America	105	93	298	283
Total International	986	883	3,433	2,960
U.S./Canada	1,366	1,126	3,894	3,271
Total Marsh	2,352	2,009	7,327	6,231
Guy Carpenter	314	274	1,697	1,534
Subtotal	2,666	2,283	9,024	7,765
Fiduciary interest income	4	8	12	40
Total Risk and Insurance Services	$2,670	$2,291	$9,036	$7,805
Mercer:
Wealth	$613	$566	$1,861	$1,719
Health	449	430	1,398	1,348
Career	253	220	618	549
Total Mercer	1,315	1,216	3,877	3,616
Oliver Wyman Group	610	480	1,813	1,458
Total Consulting	$1,925	$1,696	$5,690	$5,074
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
The following schedule provides contract assets and contract liabilities information from contracts with customers:

(In millions)	September 30, 2021	December 31, 2020
Contract assets	$307	$236
Contract liabilities	$738	$676
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized in the first nine months of 2021 and 2020 that was included in the contract liability balance at the beginning of each of those years was $511 million and $420 million, respectively.
The amount of revenue recognized in the first nine months of 2021 and 2020 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $68 million and $84 million, respectively.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $54 million for Marsh, $204 million for Mercer and $4 million for Oliver Wyman Group. The Company expects revenue in 2022, 2023, 2024, 2025 and 2026 and beyond of $143 million, $66 million, $31 million, $14 million and $8 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Un-remitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds ("fiduciary interest income") of $4 million and $12 million for the three and nine month periods ended September 30, 2021, respectively, and $8 million and $40 million for the three and nine month periods ended September 30, 2020, respectively. The decrease in 2021 compared to 2020 reflects the impact of lower interest rates partially offset by a higher level of average invested funds. Since fiduciary assets are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $12.7 billion at September 30, 2021 and $11.2 billion at December 31, 2020. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income before non-controlling interests	$542	$320	$2,367	$1,667
Less: Net income attributable to non-controlling interests	5	4	27	25
Net income attributable to the Company	$537	$316	$2,340	$1,642
Basic weighted average common shares outstanding	506	507	508	506
Dilutive effect of potentially issuable common shares	7	5	5	5
Diluted weighted average common shares outstanding	513	512	513	511
Average stock price used to calculate common stock equivalents	$151.22	$114.64	$133.41	$107.64

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following schedule provides additional information concerning acquisitions, interest and income taxes paid for the nine month periods ended September 30, 2021 and 2020.

(In millions)	2021	2020
Assets acquired, excluding cash	$601	$795
Liabilities assumed	(59)	(73)
Contingent/deferred purchase consideration	(141)	(163)
Net cash outflow for current year acquisitions	$401	$559

(In millions)	2021	2020
Interest paid	$407	$437
Income taxes paid, net of refunds	$686	$414
The classification of contingent consideration in the statement of cash flows is dependent upon whether the payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as a financing activity. The Company paid deferred and contingent consideration of $110 million for the nine months ended September 30, 2021. This consisted of deferred purchase consideration related to prior years' acquisitions of $84 million and contingent purchase consideration of $26 million. Cash flows from financing activities also reflect the receipt of contingent consideration of $71 million related to prior year dispositions. For the nine months ended September 30, 2020, the Company paid deferred and contingent consideration of $125 million, consisting of deferred purchase consideration related to prior years' acquisitions of $60 million and contingent consideration of $65 million.
The following amounts are included in the operating section of the consolidated statements of cash flows. For the nine months ended September 30, 2021, the Company recorded an expense for adjustments to contingent consideration liabilities of $35 million and made contingent consideration payments of $46 million. In addition, the Company recorded income of $24 million, primarily related to the settlement of contingent consideration receivables and received cash of $19 million related to prior year dispositions. For the nine months ended September 30, 2020, the Company recorded an expense for adjustments to contingent consideration liabilities of $22 million and made contingent consideration payments of $36 million.
The Company had non-cash issuances of common stock under its share-based payment plan of $225 million and $217 million for the nine months ended September 30, 2021 and 2020, respectively. The Company recorded stock-based compensation expense for equity awards related to restricted stock units, performance stock units and stock options of $263 million and $219 million for the nine months ended September 30, 2021 and 2020, respectively.
7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and nine months ended September 30, 2021 and 2020, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2021	$(4,102)	$(1,051)	$(5,153)
Other comprehensive income (loss) before reclassifications	115	(346)	(231)
Amounts reclassified from accumulated other comprehensive income	39	—	39
Net current period other comprehensive income (loss)	154	(346)	(192)
Balance as of September 30, 2021	$(3,948)	$(1,397)	$(5,345)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of July 1, 2020	$(3,346)	$(2,236)	$(5,582)
Other comprehensive (loss) income before reclassifications	(94)	497	403
Amounts reclassified from accumulated other comprehensive income	31	—	31
Net current period other comprehensive (loss) income	(63)	497	434
Balance as of September 30, 2020	$(3,409)	$(1,739)	$(5,148)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2020	$(4,126)	$(984)	$(5,110)
Other comprehensive income (loss) before reclassifications	63	(413)	(350)
Amounts reclassified from accumulated other comprehensive income	115	—	115
Net current period other comprehensive income (loss)	178	(413)	(235)
Balance as of September 30, 2021	$(3,948)	$(1,397)	$(5,345)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2019	$(3,512)	$(1,543)	$(5,055)
Other comprehensive income (loss) before reclassifications	12	(196)	(184)
Amounts reclassified from accumulated other comprehensive income	91	—	91
Net current period other comprehensive income (loss)	103	(196)	(93)
Balance as of September 30, 2020	$(3,409)	$(1,739)	$(5,148)

The components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2021 and 2020 are as follows:

Three Months Ended September 30,	2021			2020
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(346)	$—	$(346)	$500	$3	$497
Pension/post-retirement plans:
Amortization of gains included in net periodic pension cost:
Net actuarial losses (a)	52	13	39	40	9	31
Subtotal	52	13	39	40	9	31
Foreign currency translation adjustments	88	21	67	(113)	(19)	(94)
Effect of remeasurement	64	16	48	—	—	—
Pension/post-retirement plans gains (losses)	204	50	154	(73)	(10)	(63)
Other comprehensive (loss) income	$(142)	$50	$(192)	$427	$(7)	$434
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2021			2020
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(413)	$—	$(413)	$(200)	$(4)	$(196)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	156	40	116	120	28	92
Subtotal	155	40	115	119	28	91
Foreign currency translation adjustments	7	1	6	17	5	12
Other adjustments	(7)	(2)	(5)	—	—	—
Effect of remeasurement	77	17	60	—	—	—
Effect of settlement	2	—	2	—	—	—
Pension/post-retirement plans gains	234	56	178	136	33	103
Other comprehensive (loss) income	$(179)	$56	$(235)	$(64)	$29	$(93)
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

The Risk and Insurance Services segment completed three acquisitions during the first nine months ended September 30, 2021:
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
•September – MMA acquired Vaaler Insurance, Inc., a North Dakota-based insurance broker providing business insurance, employee health and benefits, and personal lines solutions, with specialized expertise in the construction, education, and healthcare industries.
Total purchase consideration for acquisitions made during the nine months ended September 30, 2021 was $546 million, which consisted of cash paid of $405 million and deferred purchase consideration and estimated contingent consideration of $141 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. The Company also paid $84 million of deferred purchase consideration and $72 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2021 based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through September 30, 2021
(In millions)
Cash	$405
Estimated fair value of deferred/contingent consideration	141
Total consideration	$546
Allocation of purchase price:
Cash and cash equivalents	$4
Accounts receivable, net	32
Fixed assets, net	5
Other intangible assets	190
Goodwill	374
Total assets acquired	605
Current liabilities	27
Other liabilities	32
Total liabilities assumed	59
Net assets acquired	$546
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

The following chart provides information about intangible assets acquired during 2021:

Intangible assets through September 30, 2021 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$176	13.7 years
Other	14	3.8 years
	$190
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine month periods ended September 30, 2021 include revenue of approximately $38 million and $73 million and operating income of $3 million and $4 million for acquisitions made in 2021. The consolidated statements of income for the three and nine month periods ended September 30, 2020 included approximately $52 million and $115 million of revenue, respectively, and operating loss of $8 million and operating income of $3 million, respectively, related to acquisitions made in 2020.
Dispositions
During the first nine months of 2021, the Company sold certain businesses, primarily in the U.S. and the U.K., for cash proceeds of approximately $84 million and recognized a net gain of approximately $50 million, primarily related to the commercial networks business in the U.K. that provided broking and back-office solutions for small independent brokers.
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
Total purchase consideration for acquisitions made during the nine months ended September 30, 2020 was approximately $742 million, which consisted of cash paid of $579 million and deferred purchase and estimated contingent consideration of $163 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. For the first nine months of 2020, the Company also paid $60 million of deferred purchase consideration and $101 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
Prior year dispositions
In the first nine months of 2020, the Company sold certain businesses primarily in the U.S., U.K. and Canada for cash proceeds of approximately $93 million.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2021 and 2020. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2021 is as if they occurred on January 1, 2020 and reflects acquisitions made in 2020 as if they occurred on January 1, 2019. The unaudited pro-forma information adjusts for the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue	$4,587	$4,019	$14,730	$12,955
Net income attributable to the Company	$538	$322	$2,345	$1,655
Basic net income per share attributable to the Company	$1.06	$0.63	$4.62	$3.27
Diluted net income per share attributable to the Company	$1.05	$0.63	$4.57	$3.24
9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. In 2021, the Company elected to perform a qualitative impairment assessment. As part of its assessment, the Company considered numerous factors, including:
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
The Company completed its qualitative assessment in the third quarter of 2021 and concluded that goodwill was not impaired.
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
Changes in the carrying amount of goodwill are as follows:

September 30,
(In millions)	2021	2020
Balance as of January 1,	$15,517	$14,671
Goodwill acquired	374	462
Other adjustments(a)	(243)	(99)
Balance at September 30,	$15,648	$15,034
(a) Primarily reflects the impact of foreign exchange.
The goodwill arising from the acquisitions in 2021 and 2020 consist largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2021 and 2020 included approximately $374 million and $462 million, respectively, of which approximately $25 million and $140 million is deductible for tax purposes, and is primarily related to the Risk and Insurance Services segment.

Goodwill allocable to the Company’s reportable segments at September 30, 2021 is as follows: Risk and Insurance Services, $11.8 billion and Consulting, $3.8 billion.
The gross cost and accumulated amortization of identified intangible assets at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021			December 31, 2020
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$3,827	$1,331	$2,496	$3,713	$1,170	$2,543
Other (a)	367	276	91	386	230	156
Amortized intangibles	$4,194	$1,607	$2,587	$4,099	$1,400	$2,699
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the nine months ended September 30, 2021 and 2020 was $278 million and $265 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2021 (excludes amortization through September 30, 2021)	$88
2022	329
2023	302
2024	281
2025	241
Subsequent years	1,346
Total future amortization	$2,587
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/21	12/31/20	09/30/21	12/31/20	09/30/21	12/31/20	09/30/21	12/31/20
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$60	$59	$—	$—	$—	$—	$60	$59
Mutual funds(a)	193	186	—	—	—	—	193	186
Money market funds(b)	106	587	—	—	—	—	106	587
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration assets(c)	—	—	—	—	5	68	5	68
Total assets measured at fair value	$359	$832	$8	$8	$5	$68	$372	$908
Fiduciary Assets:
U.S. treasury bills	$75	$150	$—	$—	$—	$—	$75	$150
Money market funds	244	173	—	—	—	—	244	173
Total fiduciary assets measured at fair value	$319	$323	$—	$—	$—	$—	$319	$323
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$303	$243	$303	$243
Total liabilities measured at fair value	$—	$—	$—	$—	$303	$243	$303	$243
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the chart reflect contingent purchase consideration from the sale of businesses. The change in the contingent purchase consideration assets from December 31, 2020 is driven primarily by cash receipts of approximately $90 million. This decrease was partially offset by the impact of accretion and adjustments to the fair value of the contingent purchase consideration assets.
During the nine months ended September 30, 2021, there were no assets or liabilities that were transferred between levels.

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Balance at beginning of period	$340	$233	$243	$225
Net additions	1	—	99	96
Payments	(54)	(23)	(72)	(101)
Revaluation impact	18	18	35	8
Other (a)	(2)	2	(2)	2
Balance at September 30,	$303	$230	$303	$230
(a) Primarily reflects the impact of foreign exchange.
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $328 million and $280 million at September 30, 2021 and December 31, 2020, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $178 million and $169 million at September 30, 2021 and December 31, 2020, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $150 million and $111 million at September 30, 2021 and December 31, 2020, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $13 million and $40 million for the three and nine month periods ended September 30, 2021, respectively, and gain of $2 million and loss of $6 million from these investments for the same periods in 2020.
Other Investments
At September 30, 2021 and December 31, 2020, the Company held certain equity investments with readily determinable market values of $74 million and $72 million, respectively, including an investment in the common stock of Alexander Forbes ("AF") of $55 million at September 30, 2021 and $54 million at December 31, 2020. The Company also held investments without readily determinable market values of $33 million at both September 30, 2021 and December 31, 2020.
The Company sold 242 million shares of the common stock of AF during 2020. The investment in AF, which was accounted for using the equity method of accounting prior to the sale of these shares, is accounted for at fair value, with investment gains and losses recorded as investment income (loss) in the consolidated statement of income.
11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. The Company concluded that the hedge continues to be highly effective as of September 30,

2021, and the change in the debt balance related to foreign exchange fluctuations was recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the euro notes decreased $63 million through September 30, 2021 due to the impact of foreign exchange rates, with a corresponding decrease to accumulated other comprehensive loss.
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
The following chart provides additional information about the Company’s property leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Lease Cost:
Operating lease cost	$93	$99	$282	$288
Short-term lease cost	1	1	4	3
Variable lease cost	38	28	101	92
Sublease income	(3)	(5)	(16)	(15)
Net lease cost	$129	$123	$371	$368
Other information:
Operating cash outflows from operating leases			$310	$306
Right of use assets obtained in exchange for new operating lease liabilities			$282	$162
Weighted-average remaining lease term – real estate			9.0 years	8.4 years
Weighted-average discount rate – real estate leases			2.75%	3.02%

Future minimum lease payments for the Company’s operating leases as of September 30, 2021 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2021	$102
2022	387
2023	340
2024	298
2025	266
2026	243
Subsequent years	897
Total future lease payments	2,533
Less: Imputed interest	(294)
Total	$2,239
Current lease liabilities	$339
Long-term lease liabilities	1,900
Total lease liabilities	$2,239
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right of use asset or liability in the consolidated balance sheets.

As of September 30, 2021, the Company had additional operating real estate leases that had not yet commenced of $13 million. These operating leases will commence over the next 12 months.
13.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. plans is 64% equities and equity alternatives and 36% fixed income. At September 30, 2021 the actual allocation for the Company's U.S. Plan was 65% equities and equity alternatives and 35% fixed income. The target allocation for the U.K. Plans at September 30, 2021 is 27% equities and equity alternatives and 73% fixed income. At September 30, 2021, the actual allocation for the U.K. Plans was 28% equities and equity alternatives and 72% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2020. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended September 30,
(In millions)	2021	2020
Service cost	$9	$10
Interest cost	87	112
Expected return on plan assets	(208)	(212)
Recognized actuarial loss	52	40
Total credit	$(60)	$(50)

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Nine Months Ended September 30,
(In millions)	2021	2020
Service cost	$29	$27
Interest cost	258	322
Expected return on plan assets	(627)	(629)
Recognized actuarial loss	155	120
Net periodic benefit credit	$(185)	$(160)
Settlement loss	2	—
Total credit	$(183)	$(160)

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended September 30,
(In millions)	2021	2020
Compensation and benefits expense	$9	$10
Other net benefit credit	(69)	(60)
Total credit	$(60)	$(50)

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Nine Months Ended September 30,
(In millions)	2021	2020
Compensation and benefits expense	$29	$27
Other net benefit credit	(212)	(187)
Total credit	$(183)	$(160)

U.S. Plans only	Pension Benefits
For the Three Months Ended September 30,
(In millions)	2021	2020
Interest cost	$47	$53
Expected return on plan assets	(82)	(86)
Recognized actuarial loss	22	18
Net periodic benefit credit	$(13)	$(15)

U.S. Plans only	Pension Benefits
For the Nine Months Ended September 30,
(In millions)	2021	2020
Interest cost	$139	$160
Expected return on plan assets	(245)	(259)
Recognized actuarial loss	67	54
Net periodic benefit credit	$(39)	$(45)

Significant non-U.S. Plans only	Pension Benefits
For the Three Months Ended September 30,
(In millions)	2021	2020
Service cost	$9	$10
Interest cost	40	59
Expected return on plan assets	(126)	(126)
Recognized actuarial loss	30	22
Total credit	$(47)	$(35)

Significant non-U.S. Plans only	Pension Benefits
For the Nine Months Ended September 30,
(In millions)	2021	2020
Service cost	$29	$27
Interest cost	119	162
Expected return on plan assets	(382)	(370)
Recognized actuarial loss	88	66
Net periodic benefit credit	$(146)	$(115)
Settlement loss	2	—
Total credit	$(144)	$(115)
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
September 30,	2021	2020
Weighted average assumptions:
Expected return on plan assets	4.72%	5.31%
Discount rate	1.92%	2.57%
Rate of compensation increase	1.85%	1.76%
The Company made approximately $90 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the nine months ended September 30, 2021. The Company expects to contribute approximately $39 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2021.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $115 million and $110 million for the nine months ended September 30, 2021 and 2020, respectively. The cost of the U.K. DC Plans was $106 million and $94 million for the nine months ended September 30, 2021 and 2020, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2021	December 31, 2020
Short-term:
Current portion of long-term debt	$516	$517
	516	517
Long-term:
Senior notes – 4.80% due 2021	—	500
Senior notes – 2.75% due 2022	500	499
Senior notes – 3.30% due 2023	349	349
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	598	598
Senior notes – 3.875% due 2024	996	995
Senior notes – 3.50% due 2025	498	498
Senior notes – 1.349% due 2026	647	677
Senior notes – 3.75% due 2026	598	597
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	632	664
Senior notes – 2.250% due 2030	738	737
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	592	592
Senior notes – 4.90% due 2049	1,238	1,237
Mortgage – 5.70% due 2035	320	331
Other	4	5
	10,744	11,313
Less current portion	516	517
	$10,228	$10,796
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had no commercial paper outstanding at September 30, 2021.
Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five-year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of September 30, 2021, the Company had no borrowings under this facility.
In connection with the New Facility, the Company terminated its previous multi-currency unsecured $1.8 billion five-year revolving credit facility and its unsecured $1 billion 364-day unsecured revolving credit facility ("364-day Facility").
In January 2020, the Company closed on a $500 million one-year and $500 million two-year term loan facilities. In the first quarter of 2020 the Company borrowed $1 billion against these facilities, which were subsequently repaid during the third and fourth quarters of 2020. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.

Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $512 million at September 30, 2021 and $573 million at December 31, 2020. There were no outstanding borrowings under these facilities at September 30, 2021 and December 31, 2020.
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

	September 30, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$516	$519	$517	$523
Long-term debt	$10,228	$11,878	$10,796	$12,858
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
Since the acquisition of JLT, the Company has incurred JLT integration and restructuring costs of $647 million through September 30, 2021. This reflects $19 million and $61 million of costs incurred for the three and nine months ended September 30, 2021, respectively, compared to $44 million and $181 million, respectively, for the same periods in the prior year.
Costs recognized are based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment.
In connection with the JLT integration and restructuring, the Company incurred costs of $19 million and $61 million: $11 million and $38 million in RIS and $9 million and $21 million in Consulting for the three and nine months ended September 30, 2021, respectively. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statements of income.

Details of the JLT integration and restructuring activity from January 1, 2020 through September 30, 2021, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/20	$42	$5	$—	$—	$47
2020 charges	43	69	62	77	251
Cash payments	(69)	(25)	(55)	(77)	(226)
Non-cash charges	—	(42)	(5)	—	(47)
Liability at 12/31/20	$16	$7	$2	$—	$25
2021 charges	9	19	15	18	61
Cash payments	(15)	(9)	(16)	(18)	(58)
Non-cash charges	—	(13)	—	—	(13)
Liability at 9/30/21	$10	$4	$1	$—	$15
(a) Includes ROU asset impairments, data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
The Company incurred costs of $12 million and $35 million for the three and nine months ended September 30, 2021 which reflect costs associated with the Company's global information technology and HR functions, and adjustments to restructuring liabilities for future rent under non-cancellable leases.
The following details other restructuring liabilities for actions initiated prior to 2021:

(In millions)	Liability at 1/1/20	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 12/31/20	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 9/30/21
Severance	$51	$39	$(54)	$—	$36	$13	$(35)	$—	$14
Future rent under non-cancelable leases and other costs	51	50	(46)	(10)	45	22	(31)	(4)	32
Total	$102	$89	$(100)	$(10)	$81	$35	$(66)	$(4)	$46
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
16.    Common Stock
In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. During the first nine months of 2021, the Company repurchased 5.3 million shares of its common stock for $734 million. As of September 30, 2021, the Company remained authorized to repurchase up to approximately $1.7 billion in shares of its common stock. There is no time limit on the authorization. During the first nine months of 2020, there were no repurchases of the Company's common stock.
The Company issued approximately 3.1 million and 3.4 million shares related to stock compensation and employee stock purchase plans during the first nine months of 2021 and 2020, respectively.

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
Our activities are regulated under the laws of the United States and its various states, the United Kingdom, the European Union and its member states, and the many other jurisdictions in which the Company operates. The Company also receives subpoenas in the ordinary course of business and, from time to time, receives requests for information in connection with governmental investigations.
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
•From 2014, Marsh Ltd. was engaged by Greensill Capital (UK) Limited as its insurance broker. Marsh Ltd. placed a number of trade credit insurance policies for Greensill. On March 1, 2021, Greensill filed an action against certain of its trade credit insurers in Australia seeking a mandatory injunction compelling these insurers to renew coverage under expiring policies. Later that day, the Australian court denied Greensill’s application. Since then, a number of Greensill entities have filed for, or been subject to, insolvency proceedings, and several litigations and investigations have been commenced in the U.K., Australia, Germany, Switzerland and the U.S.
Consulting Segment
•In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT, which reflected the projected redress amounts contained in the Skilled Person report, was based on a review of a limited number of files. Thereafter, the FCA expanded the scope of the review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. Payments of redress and expenses during the first three quarters of 2021, together with a reduction of the actuarial estimates of future redress payments, reduced the recorded liability to £25 million (or $34 million) as of September 30, 2021. We expect to finalize the suitability review and redress calculations and to make substantially all redress payments by the end of the fourth quarter of 2021. This gross liability has been, and we anticipate will continue to be, partially offset by a contractual indemnity obligation and insurance recoveries from third-party E&O insurers.
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
Selected information about the Company’s operating segments for the three and nine month periods ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2021–
Risk and Insurance Services	$2,670	(a)	$403	$9,036	(c)	$2,413
Consulting	1,925	(b)	404	5,690	(d)	1,109
Total Operating Segments	4,595		807	14,726		3,522
Corporate/Eliminations	(12)		(67)	(43)		(196)
Total Consolidated	$4,583		$740	$14,683		$3,326
2020–
Risk and Insurance Services	$2,291	(a)	$333	$7,805	(c)	$1,883
Consulting	1,696	(b)	278	5,074	(d)	815
Total Operating Segments	3,987		611	12,879		2,698
Corporate/Eliminations	(19)		(71)	(71)		(203)
Total Consolidated	$3,968		$540	$12,808		$2,495
(a) Includes interest income on fiduciary funds of $4 million and $8 million in 2021 and 2020, respectively, and equity method income of $8 million in 2021 and equity method loss of $6 million in 2020.
(b) Includes inter-segment revenue of $11 million and $19 million in 2021 and 2020, respectively.
(c) Includes inter-segment revenue of $5 million for both 2021 and 2020, interest income on fiduciary funds of $12 million and $40 million in 2021 and 2020, respectively, and equity method income of $25 million and $7 million in 2021 and 2020, respectively.
(d) Includes inter-segment revenue of $38 million and $66 million in 2021 and 2020, respectively, and equity method income of $4 million in 2020 and none in 2021.

Details of operating segment revenue for the three and nine month periods ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Risk and Insurance Services
Marsh	$2,355	$2,015	$7,336	$6,259
Guy Carpenter	315	276	1,700	1,546
Total Risk and Insurance Services	2,670	2,291	9,036	7,805
Consulting
Mercer	1,315	1,216	3,877	3,616
Oliver Wyman Group	610	480	1,813	1,458
Total Consulting	1,925	1,696	5,690	5,074
Total Operating Segments	4,595	3,987	14,726	12,879
Corporate/Eliminations	(12)	(19)	(43)	(71)
Total	$4,583	$3,968	$14,683	$12,808
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company" or "Marsh McLennan") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s 81,000 colleagues advise clients in 130 countries. With annual revenue over $19 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh advises individual and commercial clients of all sizes on insurance broking and innovative risk management solutions. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
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
For information on the three and nine months ended September 30, 2020 results and similar comparisons, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended September 30, 2020.
Business Update Related To COVID-19
The World Health Organization declared COVID-19 a pandemic in March 2020. The pandemic has impacted businesses globally including virtually every geography in which the Company operates. Governments continue to ease restrictions or fully reopen their economies, as the various vaccines are effective in mitigating the effects of the virus. Our businesses have been resilient throughout the pandemic and demand for our advice and services remains strong as the global economic conditions improve.
Although the vast majority of colleagues continue to work in a remote environment, the Company has provided guidelines on a gradual and phased return to the office depending on the level of virus containment and local health and safety regulations in each geography. The safety and well-being of our colleagues is paramount and the Company expects to continue to service clients effectively in the current remote environment and as colleagues gradually return to the office.
The Company had strong revenue growth through the first nine months of 2021 and benefited from the continued recovery of the global economy. However, uncertainty remains in the economic outlook and the ultimate extent of COVID-19 impact to the Company will depend on future developments that it is unable to predict, including new “waves” of infection from emerging variants of the virus, potential renewed restrictions and mandates by various governments or agencies, and the distribution and uptake of vaccines.
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

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue	$4,583	$3,968	$14,683	$12,808
Expense:
Compensation and benefits	2,853	2,495	8,520	7,479
Other operating expenses	990	933	2,837	2,834
Operating expenses	3,843	3,428	11,357	10,313
Operating income	740	540	3,326	2,495
Income before income taxes	716	459	3,247	2,253
Net income before non-controlling interests	542	320	2,367	1,667
Net income attributable to the Company	$537	$316	$2,340	$1,642
Net Income per share attributable to the Company:
Basic	$1.06	$0.62	$4.61	$3.25
Diluted	$1.05	$0.62	$4.56	$3.21
Average number of shares outstanding:
Basic	506	507	508	506
Diluted	513	512	513	511
Shares outstanding at September 30,	505	507	505	507
Risk and Insurance Services
The following reflects the results of operations for the Risk and Insurance Services segment:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Revenue	$2,670	$2,291	$9,036	$7,805
Compensation and benefits	1,634	1,400	4,876	4,234
Other operating expenses	633	558	1,747	1,688
Expense	2,267	1,958	6,623	5,922
Operating income	$403	$333	$2,413	$1,883
Operating income margin	15.1%	14.5%	26.7%	24.1%
Consulting
The following reflects the results of operations for the Consulting segment:

For the Three and Nine Months Ended September 30,	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Revenue	$1,925	$1,696	$5,690	$5,074
Compensation and benefits	1,103	980	3,287	2,911
Other operating expenses	418	438	1,294	1,348
Expense	1,521	1,418	4,581	4,259
Operating income	$404	$278	$1,109	$815
Operating income margin	21.0%	16.4%	19.5%	16.1%

Consolidated operating income increased $200 million, or 37% to $740 million for the three months ended September 30, 2021 compared to $540 million for the three months ended September 30, 2020, reflecting a 16% increase in revenue and 12% increase in expense. The revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 17% and 13%, respectively. There continues to be high demand for our advice and services as the U.S. and global economies continue to rebound from the impact of the pandemic. The increase in expense is primarily related to higher incentive compensation and increase in base salaries for additional headcount.
Consolidated operating income increased $831 million, or 33% to $3.3 billion for the nine months ended September 30, 2021 compared to $2.5 billion for the nine months ended September 30, 2020, reflecting a 15% increase in revenue and 10% increase in expense. The revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 16% and 12%, respectively. The increase in revenue and expense for the nine months ended September 30, 2021 is due to the same factors as previously discussed for the third quarter. The Company also incurred lower Jardine Lloyd Thompson ("JLT") integration and restructuring costs in 2021 compared to 2020.
Diluted earnings per share increased 69% to $1.05 for the three months ended September 30, 2021 compared to $0.62 for the three months ended September 30, 2020 and 42% to $4.56 for the nine months ended September 30, 2021 compared to $3.21 for the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 is a result of higher operating income, lower interest expense and higher investment gains in 2021 compared to 2020. The nine months ended September 30, 2021 also included a net charge of approximately $100 million related to the remeasurement of deferred tax assets and liabilities due to the enactment of a tax rate increase from 19% to 25% in the U.K. in the second quarter of 2021.
The Company’s results of operations and earnings per share for the three and nine months ended September 30, 2021 and 2020 include costs related to JLT integration and restructuring activities, and other restructuring activities as discussed in more detail in Note 15 of the consolidated financial statements.
The following chart provides a summary of costs that are reflected as part of net operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Restructuring costs, excluding JLT	$12	$23	$35	$43
JLT integration and restructuring costs	19	44	61	181
JLT acquisition related costs	11	15	35	41
JLT legacy E&O provision	(63)	—	(63)	—
Legal claims and other	22	—	29	—
Net (gain) loss on sale of businesses	—	—	(49)	2
Impact on operating income	$1	$82	$48	$267
JLT Integration and Restructuring Costs
The Company is in the final stages of its integration of JLT. The costs incurred in connection with the integration and restructuring of the combined businesses are primarily related to severance, real estate rationalization and technology, consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures. Since the acquisition of JLT, the Company has incurred JLT integration and restructuring costs of $647 million through September 30, 2021. This reflects $61 million of costs incurred during the first nine months of 2021 compared to $181 million for the same period in the prior year. The Company expects to incur the remaining $77 million of costs substantially in 2021, primarily related to real estate and technology, of which approximately $69 million will be cash expenditures. Through September 30, 2021, the Company has exceeded the initial estimated savings of $350 million and has realized at least $425 million of annualized savings.
JLT Acquisition Related Costs
JLT acquisition related costs reflect retention costs related to the acquisition of JLT.

JLT Legacy E&O Provision
In the third quarter of 2021, the Company recorded a $36 million reduction in the liability for a legacy JLT Errors and Omissions ("E&O") related to the suitability of advice provided to individuals for defined benefit pension transfers in the UK, as well as $27 million of recoveries under indemnities and insurance. The reduction in liability primarily reflects lower redress payments than previously estimated, partly offset by higher costs to review and calculate redress. See Note 17 ("Claims, Lawsuits and Other Contingencies") to the consolidated financial statements in this report for additional detail.
Legal claims and other
The Company recorded settlement charges and legal costs related to strategic recruiting.
Net (gain) loss on sale of business
During the first nine months of 2021, the Company sold certain businesses in the U.S. and the U.K. and recognized a net gain of approximately $50 million, primarily related to the commercial networks business in the U.K. that provided broking and back-office solutions for small independent brokers.
Revenue
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
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment are as follows:

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage data)	2021	2020
Risk and Insurance Services
Marsh	$2,352	$2,009	17%	2%	3%	13%
Guy Carpenter	314	274	15%	—	—	15%
Subtotal	2,666	2,283	17%	1%	2%	13%
Fiduciary interest income	4	8
Total Risk and Insurance Services	2,670	2,291	17%	1%	2%	13%
Consulting
Mercer	1,315	1,216	8%	2%	(1)%	7%
Oliver Wyman Group	610	480	27%	1%	—	25%
Total Consulting	1,925	1,696	13%	2%	—	12%
Corporate Eliminations	(12)	(19)
Total Revenue	$4,583	$3,968	16%	2%	1%	13%

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage data)	2021	2020
Marsh:
EMEA	$600	$536	12%	4%	—	8%
Asia Pacific	281	254	10%	2%	—	9%
Latin America	105	93	13%	1%	—	12%
Total International	986	883	12%	3%	—	9%
U.S./Canada	1,366	1,126	21%	—	4%	16%
Total Marsh	$2,352	$2,009	17%	2%	3%	13%
Mercer:
Wealth	$613	$566	9%	3%	(1)%	6%
Health	449	430	4%	1%	(1)%	4%
Career	253	220	15%	1%	—	13%
Total Mercer	$1,315	$1,216	8%	2%	(1)%	7%

*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage data)	2021	2020
Risk and Insurance Services
Marsh	$7,327	$6,231	18%	3%	3%	12%
Guy Carpenter	1,697	1,534	11%	1%	—	10%
Subtotal	9,024	7,765	16%	3%	2%	11%
Fiduciary interest income	12	40
Total Risk and Insurance Services	9,036	7,805	16%	3%	2%	11%
Consulting
Mercer	3,877	3,616	7%	4%	(1)%	4%
Oliver Wyman Group	1,813	1,458	24%	3%	—	21%
Total Consulting	5,690	5,074	12%	4%	(1)%	9%
Corporate Eliminations	(43)	(71)
Total Revenue	$14,683	$12,808	15%	3%	1%	10%

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentage data)	2021	2020
Marsh:
EMEA	$2,233	$1,887	18%	6%	2%	10%
Asia Pacific	902	790	14%	6%	—	9%
Latin America	298	283	5%	(1)%	—	6%
Total International	3,433	2,960	16%	5%	1%	9%
U.S./Canada	3,894	3,271	19%	1%	5%	14%
Total Marsh	$7,327	$6,231	18%	3%	3%	12%
Mercer:
Wealth	$1,861	$1,719	8%	6%	(1)%	4%
Health	1,398	1,348	4%	2%	(1)%	3%
Career	618	549	13%	3%	—	10%
Total Mercer	$3,877	$3,616	7%	4%	(1)%	4%

*	Components of revenue change may not add due to rounding.
Consolidated revenue increased $615 million, or 16% to $4.6 billion for the three months ended September 30, 2021 compared to $4.0 billion for the three months ended September 30, 2020. Consolidated revenue increased 13% on an underlying basis, 2% from the impact of foreign currency translation and 1% from acquisitions. On an underlying basis, revenue increased 13% and 12% for the three months ended September 30, 2021 in Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $1.9 billion, or 15% to $14.7 billion for the nine months ended September 30, 2021 compared to $12.8 billion for the nine months ended September 30, 2020. This reflects increases of 10% on an underlying basis, 3% from the impact of foreign currency translation and 1% from acquisitions. On an underlying basis, revenue increased 11% and 9% for the nine months ended September 30, 2021 in Risk and Insurance Services and Consulting segments, respectively.
Underlying revenue growth in the Risk and Insurance and Consulting segments for the three and nine months ended September 30, 2021 was driven by the high demand for our advice and services as the U.S. and global economies continue to rebound from the impact of the pandemic.

Risk and Insurance Services
Revenue in the Risk and Insurance Services segment increased $379 million, or 17% to $2.7 billion for the three months ended September 30, 2021 compared to $2.3 billion for the three months ended September 30, 2020. This reflects increases of 13% on an underlying basis, 1% from the impact of foreign currency translation and 2% from acquisitions.
Revenue in the Risk and Insurance Services segment increased $1.2 billion, or 16% to $9.0 billion for the nine months ended September 30, 2021 compared to $7.8 billion for the nine months ended September 30, 2020. This reflects increases of 11% in underlying revenue, 3% from the impact of foreign currency translation and 2% from acquisitions. The increase in underlying revenue in the Risk and Insurance Services segment for the three and nine months ended September 30, 2021, was primarily due to strong growth in new business, solid retention, and benefits from pricing in the marketplace.
At Marsh, revenue increased $343 million, or 17% to $2.4 billion for the third quarter of 2021 compared to $2.0 billion for the third quarter of 2020. This reflects an increase in underlying revenue of 13%, a 2% increase from the impact of foreign exchange translation, and a 3% increase from acquisitions. For Marsh, in U.S./Canada, underlying revenue rose 16%. International operations produced underlying revenue growth of 9%, reflecting growth of 9% in Asia Pacific, 8% in EMEA and 12% in Latin America.
At Marsh, revenue increased $1.1 billion, or 18% to $7.3 billion for the nine months ended September 30, 2021 compared to $6.2 billion for the nine months ended September 30, 2020. This reflects an increase in underlying revenue of 12%, a 3% increase from the impact of foreign exchange translation, and a 3% increase from acquisitions. In U.S./Canada, underlying revenue rose 14%. International operations produced underlying revenue growth of 9%, reflecting growth of 9% in Asia Pacific, 10% in EMEA and 6% in Latin America.
At Guy Carpenter, revenue increased $40 million, or 15% to $314 million for the three months ended September 30, 2021, compared to $274 million for the three months ended September 30, 2020, on both a reported and underlying basis.
At Guy Carpenter, revenue increased $163 million, or 11% to $1.7 billion for the nine months ended September 30, 2021 compared to $1.5 billion for the nine months ended September 30, 2020.
Consulting
Consulting revenue increased $229 million, or 13% to $1.9 billion for the three months ended September 30, 2021 compared to $1.7 billion for the three months ended September 30, 2020. This reflects increases of 12% in underlying revenue and 2% from the impact of foreign currency translation.
Consulting revenue increased $616 million, or 12% to $5.7 billion for the nine months ended September 30, 2021, compared to $5.1 billion for the nine months ended September 30, 2020. This reflects increases of 9% in underlying revenue and 4% from the impact of foreign currency translation offset by a decrease of 1% from the disposition of businesses.
Mercer's revenue increased $99 million, or 8% to $1.3 billion for the three months ended September 30, 2021 compared to $1.2 billion for the three months ended September 30, 2020, or 7% on an underlying basis. Revenue also reflects an increase of 2% from the impact of foreign currency translation offset by a 1% decrease from dispositions. On an underlying basis, revenue for Health and Wealth increased 4% and 6% respectively, while Career increased 13% as compared to the same period last year.
Mercer's revenue increased $261 million, or 7% to $3.9 billion for the nine months ended September 30, 2021 compared to $3.6 billion for the nine months ended September 30, 2020. This reflects an increase of 4% from the impact of foreign currency translation and 4% in underlying revenue, offset by a 1% decrease from dispositions. On an underlying basis, revenue in Health and Wealth increased 3% and 4%, respectively, while Career increased 10% as compared to prior year. The increase in underlying revenue at Mercer for the three and nine months ended September 30, 2021 was due to higher investment management fees from growth in assets under management and increased demand and retention for Health and Career products and services.
Oliver Wyman's revenue increased $130 million, or 27% to $610 million for the three months ended September 30, 2021 compared to $480 million for the three months ended September 30, 2020, reflecting an increase of 25% on an underlying basis and a 1% increase from the impact of foreign currency translation.
Oliver Wyman's revenue increased $355 million, or 24% to $1.8 billion for the nine months ended September 30, 2021 compared to $1.5 billion for the nine months ended September 30, 2020, reflecting an increase of 21% on an underlying basis and a 3% increase from the impact of foreign currency translation. The increase in underlying revenue at Oliver Wyman for the three and nine months ended September 30, 2021 primarily reflects the impact of increased demand for project-based services in the U.S.

Operating Expense
Consolidated operating expense increased $415 million, or 12% to $3.8 billion for the three months ended September 30, 2021 compared to $3.4 billion for the three months ended September 30, 2020, reflecting increases of 9% on an underlying basis, 2% from the impact of foreign currency translation and 1% from acquisitions. On an underlying basis, expenses increased 12% and 6% for the three months ended September 30, 2021 in Risk and Insurance Services and Consulting, respectively.
Consolidated operating expense increased $1.0 billion, or 10% to $11.4 billion for the nine months ended September 30, 2021 compared to $10.3 billion for the nine months ended September 30, 2020, reflecting increases of 6% on an underlying basis, 3% increase from the impact of foreign currency translation and 1% from acquisitions. On an underlying basis, expenses increased 7% and 5% for the nine months ended September 30, 2021 in Risk and Insurance Services and Consulting, respectively. Underlying expenses for the three and nine months ended September 30, 2021 primarily reflect higher incentive compensation and increase in base salaries for additional headcount.
Risk and Insurance Services
Expenses in the Risk and Insurance Services segment increased $309 million, or 16% to $2.3 billion for the three months ended September 30, 2021 compared to $2.0 billion for the three months ended September 30, 2020. This reflects increases of 2% for both foreign currency translation and acquisitions. On an underlying basis, expenses increased 12%, reflecting the impact of higher incentive compensation and increases in base salaries for additional headcount.
Expenses in the Risk and Insurance Services segment increased $701 million, or 12% to $6.6 billion for the nine months ended September 30, 2021 compared to $5.9 billion for the nine months ended September 30, 2020. This reflects increases of 3% for foreign currency translation and 2% for acquisitions. On an underlying basis, expenses increased 7%, reflecting higher incentive compensation and increases in base salaries for additional headcount, partly offset by lower JLT integration and restructuring costs.
Consulting
Consulting expenses increased $103 million, or 7% to $1.5 billion for the three months ended September 30, 2021 compared to $1.4 billion for the three months ended September 30, 2020. This reflects increases of 1% from the impact of foreign currency translation and 6% on an underlying basis.
Consulting expenses increased $322 million, or 8% to $4.6 billion for the nine months ended September 30, 2021 compared to $4.3 billion for the first nine months ended September 30, 2020. This reflects an increase of 3% from the impact of foreign currency translation and 5% on an underlying basis. The increase in underlying expense in the Consulting segment for the three and nine months ended September 30, 2021 primarily reflects higher incentive compensation expense, partially offset by a $63 million reduction in the liability for a legacy JLT E&O, as well as recoveries under indemnities and insurance.
Corporate and Other
Corporate expenses were $67 million for the three months ended September 30, 2021 compared to $71 million for the three months ended September 30, 2020 and $196 million for the nine months ended September 30, 2021 compared to $203 million for the nine months ended September 30, 2020. The decrease is primarily due to lower integration and restructuring costs.
Interest
Interest expense decreased $21 million and $52 million in the three and nine months ended September 30, 2021 compared with the same periods of 2020 due to lower average debt levels in 2021 compared with the same period last year.
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
The Company recorded net investment income of $13 million and $43 million for the three and nine periods ended September 30, 2021 compared to net investment losses of $14 million and $47 million for the same periods last year. The income in 2021 is primarily driven by gains in the Company's private equity investments compared to losses for the same periods in prior year. The net investment loss reported in the third quarter of 2020 is primarily due to the mark-to-market change related to the Company's investment in Alexander Forbes ("AF"). Prior year also included a loss of $23 million for the nine month period ended September 30, 2020 related to the Company's investment in AF.
Income and Other Taxes
The Company's effective tax rate in the third quarter of 2021 was 24.2% compared with 30.3% in the third quarter of 2020. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 27.1% and 26.0%, respectively.
The rate in the third quarter of 2021 reflects tax benefits from planning implemented in the period that postponed the utilization of current-year losses in the U.K. to a future year when the tax rate will be 25%, additional tax benefits related to share-based compensation offset by changes to uncertain tax positions, deferred tax and other tax adjustments. The rate for the nine months ended September 30, 2021 reflects the charge recorded in the second quarter of approximately $100 million for re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation on June 10, 2021, commonly referred to as the "Finance Act 2021". The legislation increased the U.K. corporate income tax rate from 19% to 25% effective April 1, 2023. This is the most significant discrete item in the year-to-date period, increasing the Company’s effective tax rate by 3.1% for the nine months ended September 30, 2021.
The rate in the third quarter and nine months ended September 30, 2020 reflects costs of re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation that cancelled a scheduled 2% reduction in the U.K. corporate income tax rate, partially offset by tax benefits for the implementation of a new international funding structure to facilitate global staffing and contracting.
The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments to contingent acquisition consideration.
The effective tax rate may vary significantly from period to period. The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower effective tax rates. Thus, a shift in the mix of profits among jurisdictions, or changes in the Company’s repatriation strategy to access offshore cash, can affect the effective tax rate.
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
The quasi-territorial U.S. tax regime provides an opportunity for the Company to repatriate foreign earnings more tax efficiently and there is less incentive for permanent reinvestment of these earnings. However, permanent reinvestment continues to be a component of the Company’s global capital strategy. For post 2017 years, including 2021, the Company continues to evaluate its global investment and repatriation strategy in light of its capital requirements, considering the Tax Cuts and Jobs Act (the "TCJA") and the quasi-territorial tax regime for future foreign earnings.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the United States. Funds from those operating subsidiaries are regularly repatriated to the United States out of annual earnings. At September 30, 2021, the Company had approximately $815 million of cash and cash equivalents in its foreign operations, which includes $283 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested. With respect to repatriating 2018 and prior earnings, the Company has evaluated such factors as its short- and long-term capital needs, acquisition and borrowing strategies, and the availability of cash for repatriation for each of its subsidiaries. The Company has determined that, in general, its permanent reinvestment assertions, in light of the enactment of the Tax Cuts and Jobs Act, should allow the Company to repatriate previously taxed earnings from the deemed repatriations as cash becomes available.
During the first nine months of 2021, the Company recorded foreign currency translation adjustments which decreased net equity by $413 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company generated $2.1 billion of cash from operations for the nine months ended September 30, 2021 compared to $2.0 billion generated by operations in the first nine months of 2020. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities and pension plan contributions or receipts of assets. The Company paid $58 million and $169 million related to the JLT integration and restructuring activity for the nine months ended September 30, 2021 and 2020, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first nine months of 2021, the Company contributed $63 million to its non-U.S. defined benefit pension plans and $27 million to its U.S. defined benefit pension plans. In the first nine months of 2020, the Company contributed $56 million to its non-U.S. defined benefit pension plans and $25 million to its U.S. defined benefit pension plans.
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
The Company has agreed to a deficit funding plan with the trustee of the U.K. JLT Pension Scheme to fund $41 million in 2021.
The Company expects to fund an additional $31 million to its non-U.S. defined benefit plans over the remainder of 2021, comprising approximately $17 million to plans outside of the U.K. and $14 million to the U.K. plans. The Company expects to fund an additional $8 million to its U.S. defined benefit plans during the remainder of 2021.
Financing Cash Flows
Net cash used for financing activities was $2.0 billion for the nine months ended September 30, 2021, compared with $163 million of net cash used by such activities for the same period in 2020.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had no commercial paper outstanding at September 30, 2021.
Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five-year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of September 30, 2021, the Company had no borrowings under this facility. In connection with the New Facility, the Company terminated its previous multicurrency unsecured $1.8 billion five-year revolving credit facility and its unsecured $1 billion 364-day unsecured revolving credit facility ("364-day Facility").
In January 2020, the Company closed on $500 million one-year and $500 million two-year term loan facilities. In the first quarter of 2020 the Company borrowed $1 billion against these facilities, which were subsequently repaid during the third and fourth quarters of 2020. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.
Additional credit facilities, guarantees and letters of credit are maintained with various banks, primarily related to operations located outside the United States, aggregating $512 million at September 30, 2021 and $573 million at December 31, 2020. There were no outstanding borrowings under these facilities at September 30, 2021 and December 31, 2020.
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
Share Repurchases
In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. During the first nine months of 2021, the Company repurchased 5.3 million shares of its common stock for total consideration of approximately $734 million. As of September 30, 2021, the Company remained authorized to purchase shares of its common stock up to a value of approximately $1.7 billion. There is no time limit on this authorization. There were no repurchases of the Company's common stock during the nine months ending September 30, 2020.

Contingent Payments Related to Acquisitions
During the first nine months of 2021, the Company paid $72 million of contingent payments related to acquisitions made in prior periods and received cash of $90 million related to dispositions made in prior years. These payments are split between financing and operating cash flows in the consolidated statements of cash flows. Payments of $26 million related to the contingent consideration liability that was recorded on the date of acquisition are reflected as financing cash flows. Payments related to increases in the contingent consideration liability subsequent to the date of acquisition of $46 million are reflected as operating cash flows. Operating cash flows also include cash receipts of approximately $19 million due to increases in the contingent consideration receivables subsequent to the date of dispositions. Remaining estimated future contingent consideration payments of $303 million for acquisitions completed in the first nine months of 2021 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2021.
The Company paid deferred purchase consideration related to prior years' acquisitions of $84 million in the first nine months of 2021. Financing cash flows also reflect the receipt of contingent consideration of $71 million related to prior year dispositions. Remaining deferred cash payments of approximately $203 million for acquisitions completed in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2021.
In the first nine months of 2020, the Company paid $101 million of contingent payments related to acquisitions made in prior periods. Of this amount, $65 million was reported as financing cash flows and $36 million as operating cash flows.
Dividends
The Company paid dividends on its common shares of $750 million ($1.465 per share) during the first nine months of 2021, as compared with $702 million ($1.375 per share) during the first nine months of 2020.
Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion Senior Notes, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. The Company concluded that the hedge continues to be highly effective as of September 30, 2021, and the change in the debt balance related to foreign exchange fluctuations was recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes decreased by $63 million through September 30, 2021 due to the impact foreign exchange rates, with a corresponding decrease to accumulated other comprehensive loss.
Investing Cash Flows
Net cash used for investing activities amounted to $589 million in the first nine months of 2021, compared with $646 million used during the same period in 2020.
The Company paid $401 million and $559 million, net of cash acquired, for acquisitions it made during the first nine months of 2021 and 2020, respectively.
During the first nine months of 2021 and 2020, the Company sold certain businesses, primarily in the U.S. and U.K., for cash proceeds of approximately $84 million and $93 million, respectively.
The Company used cash of $268 million to purchase fixed assets and capitalized software in the first nine months of 2021, compared with $278 million in the first nine months of 2020, primarily related to computer equipment and software purchases, software development costs and the refurbishing and modernizing of office facilities.
In 2020, the Company sold approximately 240 million shares of the common stock of AF.
The Company has commitments for potential future investments of approximately $27 million in five private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following table reflects the Company’s contractual obligations by type as of September 30, 2021:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$516	$516	$—	$—	$—
Long-term debt	10,292	—	2,235	1,780	6,277
Interest on long-term debt	5,026	420	775	612	3,219
Net operating leases	2,533	396	660	521	956
Service agreements	196	98	72	23	3
Other long-term obligations	574	209	353	10	2
Total	$19,137	$1,639	$4,095	$2,946	$10,457
The table does not include unrecognized tax benefits of $101 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $22 million that may become payable within one year. The table also excludes the provisional estimate of remaining transitional tax payments related to the Tax Cuts and Job Act ("the TCJA") of $66 million.
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
Interest Rate Risk and Credit Risk
Interest income generated from the Company's cash investments as well as invested fiduciary funds will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions of dollars)	September 30, 2021
Cash and cash equivalents invested in money market funds, certificates of deposit and time deposits	$1,398
Fiduciary cash and investments	$10,408
Based on these balances, if short-term interest rates increased or decreased by 10%, or 2 basis points, over the full year, annual interest income, including interest earned on fiduciary funds, would increase or decrease by approximately $1 million.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $65 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at September 30, 2021 hold constant for the rest of 2021, the Company estimates the year-over-year impact from conversion of foreign currency earnings will increase full year net operating income by approximately $49 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $74 million that are valued using readily determinable fair values and approximately $33 million of investments without readily determinable fair values. The Company also has investments of approximately $328 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At September 30, 2021, the Company owns approximately 14% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange, at a closing share price of 4.15 South African Rand per share. The investment in AF is accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income. The fair value of this investment at September 30, 2021 was approximately $55 million.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. The Company repurchased approximately 1.9 million shares of its common stock for $289 million during the third quarter of 2021. As of September 30, 2021, the Company remained authorized to repurchase up to approximately $1.7 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	703,299	$142.8967	703,299	$1,877,976,872
August 1-31, 2021	643,816	$153.0324	643,816	$1,779,452,151
September 1-30, 2021	572,329	$158.0839	572,329	$1,688,976,131
Total	1,919,444	$150.8248	1,919,444	$1,688,976,131
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

Date:	October 21, 2021	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 21, 2021	/s/ Stacy M. Mills
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