Form 10-K
period 2021-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2022-02-16
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
As of June 30, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately 53,818,358,381 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2021.
As of February 10, 2022, there were outstanding 502,765,629 shares of common stock, par value $1.00 per share, of the registrant.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York	Auditor Firm ID:	34
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management's current views concerning future events or results, use words like "anticipate," "assume," "believe," "continue," "estimate," "expect," "intend," "plan," "project" and similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would".
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
•the financial and operational impact of complying with laws and regulations including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, U.K. Anti-Bribery Act and cybersecurity and data privacy regulations, in an environment of increased regulatory activity and enforcement;
•our ability to attract, retain and fully develop industry leading talent;
•the impact of and uncertainty around COVID-19;
•the impact of macroeconomic, political or market conditions on us, our clients and the industries in which we operate, including from inflation, foreign exchange and interest rate fluctuations;
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
The factors identified above are not exhaustive. Further information concerning Marsh McLennan and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in Part I, Item 1A of this report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this report. Marsh McLennan and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, we caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made.

i

ii

PART I
Item 1.    Business.
References in this report to "we", "us" and "our" are to Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company" or "Marsh McLennan"), unless the context otherwise requires.
GENERAL
Marsh McLennan is the world's leading professional services firm in the areas of risk, strategy and people. The Company's 83,000 colleagues advise clients in over 130 countries. With annual revenue of nearly $20 billion, Marsh McLennan helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver Wyman serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
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
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 61% of the Company's total revenue in 2021 and employs approximately 48,800 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
MARSH
Marsh is the world's leading insurance broker and risk advisor, serving companies, institutions and individuals. From its founding in 1871 to the present day, Marsh has demonstrated a commitment to thought leadership, innovation and insurance expertise to meet its clients’ needs. Marsh’s pioneering contributions include introducing the practice of client representation through brokerage, the discipline of risk management, the globalization of risk management services and the development of service platforms that identify, quantify, mitigate and transfer risk.
Currently, approximately 45,400 Marsh colleagues provide risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries. Marsh generated approximately 52% of the Company's total revenue in 2021.
Insurance Broking and Risk Advisory
In its core insurance broking and risk advisory business, Marsh employs a team approach to identify, quantify and address clients' risk management and insurance needs. Marsh’s product and service offerings include risk analysis, insurance program design and placement, insurance program support and administration, claims support and advocacy, alternative risk strategies and a wide array of risk analysis and risk management consulting services. Clients benefit from Marsh’s advanced analytics, deep technical expertise, specialty and industry knowledge, collaborative global culture and the ability to develop innovative solutions and products. The firm’s resources also include nearly three dozen specialty and industry practices, including cyber, marine, renewable energy, healthcare, and financial and professional service practices, along with ESG products such as our D&O insurance initiative recognizing U.S. based clients with superior ESG frameworks, and an established employee health & benefits business.
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
In addition, Marsh’s largest global clients are serviced by Marsh Multinational, a dedicated team of colleagues from around the world focused on delivering service excellence and insurance solutions to clients wherever they are located. Marsh is digitizing the client experience through tools such as LINQ, Marsh’s account and service application; Blue[i], a suite of analytics tools for clients; and Bluestream, a digital brokerage platform that enables clients to provide insurance to their customers or suppliers in a B2B2C distribution model. Marsh provides global expertise and an intimate knowledge of local markets, helping clients navigate local regulatory environments to address the worldwide risk issues that confront them.
•Marsh Specialty. Marsh Specialty is a leading global specialty broker. This unit offers leading expertise, global service and data-driven insights to clients across seven global specialties: aviation; credit specialties; financial & professional services; private equity & mergers & acquisitions; construction; energy & power; and marine & cargo. These teams of specialist experts are globally committed to delivering consulting, placement, account management and claims solutions to clients who require specialist advice and support.
Corporate. Middle market clients are served by Marsh’s brokerage operations globally; the Corporate segment constitutes a substantial majority of clients served by Marsh & McLennan Agency (MMA) in the United States, and a large portion of Marsh’s international business.
•MMA offers a broad range of commercial property and casualty products and services, as well as solutions for employee health and benefits, retirement and administration needs and a growing personal lines business in the United States and Canada. Since its first acquisition in 2009, MMA has acquired 94 agencies. MMA provides advice on insurance program structure and market dynamics, along with industry expertise and transactional capability.
Commercial & Consumer. Clients in this market segment typically face less complex risks and are served by Marsh’s innovative product and placement offerings and growing capabilities in digitally enabled distribution.
•Victor Insurance Holdings (Victor) is one of the largest underwriting managers of professional liability and specialty insurance programs worldwide. In the United States, Victor Insurance Managers (US) and ICAT Managers deliver risk management and insurance solutions to insureds through a national third-party distribution network of licensed brokers. Through Dovetail Managing General Agency, a small business platform, Victor deploys cloud-based technology to enable independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind property and casualty and workers compensation insurance policies in real time. Victor Insurance Managers (Canada), a leading managing general agent in Canada, delivers professional liability and construction insurance and administers group and retiree benefits programs and claims handling operations for individuals, organizations and businesses. Victor also has a business in the UK and in Europe, where businesses have been launched in the Netherlands, Italy and Germany. In addition, Victor manages Torrent Technologies, a service provider to Write Your Own (WYO) insurers participating in the National

Flood Insurance Program (NFIP) in the United States. Torrent offers both NFIP and private and excess flood insurance products and services to WYO companies and agents.
•Marsh Affinity focuses on insurance programs sold to insureds or vendors through a corporate sponsor using an affinity distribution model.
•High Net Worth (HNW). Individual high net worth clients and family offices are serviced by MMA and other Marsh personal lines businesses globally. These businesses provide a single-source solution for high net worth clients and are dedicated to sourcing protections across a broad spectrum of risk. Using a consultative approach, Marsh's HNW practices analyze exposures and customize programs to cover individual clients with complex asset portfolios.
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
Marsh Captive Solutions, a prominent part of the Marsh Advisory practice, provides services to captive facilities, including single-parent captives, reinsurance pools and risk retention groups. The Captive Solutions practice operates in captive domiciles across the globe and leverages the consulting expertise within Marsh’s brokerage offices worldwide. The practice includes the Captive Advisory Group, a consulting arm that performs captive feasibility studies and helps to structure and implement captive solutions; the Captive Management Group, an industry leader in managing captive facilities and in providing administrative, consultative and insurance-related services; and the Actuarial Services Group, which is comprised of credentialed actuaries and supporting actuarial analysts.
Bowring Marsh is an international placement broker primarily for property and casualty risks. Bowring Marsh uses placement expertise in major international insurance market hubs, including Bermuda, China, United Arab Emirates, Ireland, Spain, United Kingdom, the United States, Singapore, Japan and Switzerland, and an integrated global network to secure advantageous terms and conditions for its clients throughout the world.
Mercer Marsh Benefits provides health benefits brokerage services and consulting to clients of all sizes in numerous countries across the globe, outside of the United States. As described below, Mercer and Marsh go to market together to provide strategic advice and services to minimize risk, optimize benefits structure, and maximize employee engagement.
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

GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, generated approximately 9% of the Company's total revenue in 2021. Currently, approximately 3,400 Guy Carpenter colleagues provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management and fiduciary accounting.
Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property casualty and life / health reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks; and facultative reinsurance, which involves the transfer of part or all of the coverage provided by a single insurance policy.
Guy Carpenter provides reinsurance services in a broad range of centers of excellence and segments, including: Automobile / Motor, Aviation, Captives, Crop/Agriculture, Cyber, D&O/Non-Medical Professional, Engineering / Construction, Environmental, Financial Lines, Health, InsurTech, Life, Marine and Energy, Medical Professional, Personal Lines, Mortgage, Political Risk & Trade Credit, Primary & Excess Casualty, Program Manager Solutions, Property, Public Sector, Regional / Mutual, Retrocessional Reinsurance, Surety, Terror, and Workers Compensation / Employer Liability.
Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its licensed affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of risk-linked securities. GC Securities, the Guy Carpenter division of MMC Securities LLC and MMC Securities (Europe) Limited, offers corporate finance solutions, including mergers & acquisitions advice and private debt and equity capital raising, and capital markets-based risk transfer solutions that complement Guy Carpenter's strong industry relationships, analytical capabilities and reinsurance expertise.
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
Compensation for Services in Risk and Insurance Services
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend on a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. In addition to compensation from its clients, Marsh also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh's placements, primarily driven by MMA and parts of Marsh's international operations.
Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.

CONSULTING
The Company's Consulting segment generated approximately 39% of the Company's total revenue in 2021 and employs approximately 31,200 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer delivers advice and solutions that help organizations meet the health, wealth and career needs of a changing workforce. Mercer has approximately 25,700 colleagues based in 48 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations, public sector entities and individual customers. Mercer generated approximately 26% of the Company's total revenue in 2021.
Mercer operates in the following areas:
Health. Mercer assists public and private sector employers in the design and management of employee health care and welfare programs; administer health benefits and flexible benefits programs, including benefits outsourcing; engage employees with their health benefits through a digital experience; and comply with local benefits-related regulations. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health and wellness management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer provides solutions for private active and retiree exchanges in the United States.
Mercer also provides consulting and actuarial services to U.S. state governments to support the purchase of healthcare through state Medicaid programs.
Outside of the U.S., Mercer and Marsh go to market together for Health benefits brokerage and consulting under the Mercer Marsh BenefitsSM (MMB) brand. Among other services, Mercer provides consulting services to insurance carriers through the MMB brand to assist them with improving product offerings available to clients, identifying new opportunities and enhancing insurers’ operational efficiency. The scope and nature of the services vary by insurer and geography. Mercer offers clients tools to enhance employee engagement with their health benefits through its DarwinSM platform.
Wealth. Through its Wealth business, Mercer assists clients worldwide in the design, governance and risk management of defined benefit, defined contribution and hybrid retirement plans and with investment of those assets. Mercer provides actuarial consulting, investment consulting, investment management and related services to the sponsors and trustees of pension plans, master trusts, foundations, endowments, sovereign wealth funds, insurance companies and family offices. Mercer also provides wealth management services to financial intermediary firms and individuals. Mercer provides retirement plan outsourcing, including administration and delivery of defined benefit and defined contribution retirement benefits.
Mercer's investment consulting and investment management services (investment management services may also be referred to as “investment solutions,” “delegated solutions,” “fiduciary management” or “outsourced Chief Investment Officer (OCIO) services”) cover a range of stages of the investment process, from strategy, asset allocation and implementation of investment strategies to ongoing portfolio management services. Mercer provides these services primarily to institutional and other sophisticated investors including retirement plans (e.g., defined benefit and defined contribution), master trusts, endowments and foundations sovereign wealth funds, insurance companies and family offices, as well as wealth managers and other financial intermediary firms, primarily through manager of manager funds sponsored and managed by Mercer. Mercer’s clients invest in both traditional asset classes (e.g., equities, fixed income and cash equivalents) and alternative or private market strategies (e.g., private equity, private debt, real estate, other real assets and hedge funds). As of December 31, 2021, Mercer and its global affiliates had assets under management of approximately $415 billion worldwide.
Mercer also provides services to individual retail clients, including financial planning, high net worth risk solutions and other discretionary investment services.

Career. Mercer advises organizations on the engagement, skill assessment, management and reward of employees; the design of executive remuneration programs; people strategies during business transformation; improvement of human resource (HR) effectiveness; and the implementation of digital and cloud-based Human Resource Information Systems. In addition, through proprietary survey data and decision support tools, Mercer provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer helps clients plan and implement HR programs and other organizational changes designed to maximize employee engagement.
Mercer also provides advice relating to people and benefits-related issues to buyers and sellers in a variety of types of M&A transactions.
OLIVER WYMAN GROUP
With more than 5,500 professionals and offices in 32 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 13% of the Company's total revenue in 2021.
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
Compensation for Services in Consulting
Oliver Wyman Group is compensated for advice and services primarily through fees paid by clients. Mercer is compensated for advice and services through fees paid by clients, commissions and fees based on assets or members. In the majority of cases, Mercer's Health business is compensated through commissions for the placement of insurance contracts and supplemental compensation from insurers based on such factors as volume, growth of accounts, and total retention of accounts placed by Mercer. Mercer may receive commissions in other parts of its business, such as its Private Client Services business and certain financial advice businesses. Mercer's investments business and certain of Mercer's administration services are compensated typically through fees based on assets under administration or management or fee per member. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported in accordance with U.S. GAAP, on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, see Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
REGULATION
The Company's activities are subject to licensing requirements and extensive regulation under U.S. federal and state laws, as well as laws of other countries in which the Company's subsidiaries operate. Across most jurisdictions, we are also subject to various data privacy laws and regulations that apply to personal information belonging to our clients, their employees and third parties, as well as our own colleagues. In addition, we are subject to various financial crime laws and regulations through our activities, activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, anti-money-laundering and counter-terrorist financing. In certain circumstances, we are also required to maintain operating funds primarily related to regulatory requirements outside the U.S. See Part I, Item 1A ("Risk Factors") below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses.
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
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities LLC, a SEC registered broker-dealer and introducing broker in the United States. MMC Securities LLC is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with capital markets and other investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of MMA Securities LLC, a SEC registered broker-dealer, investment adviser and member of FINRA, SIPC and the Municipal Securities Rulemaking Board ("MSRB"), JSL Securities, Inc., a SEC registered broker-dealer and member of FINRA, SIPC, MSRB and MMA Asset Management LLC, a SEC registered investment adviser, primarily in connection with retirement, executive compensation and benefits consulting and advisory services to qualified and non-qualified benefits plans, companies and executives and personal wealth management. In the United Kingdom, Marsh and Guy Carpenter use the expertise of MMC Securities Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the United Kingdom. In the European Union, Guy Carpenter uses MMC Securities (Ireland) Limited, which is authorized and regulated by the Central Bank of Ireland to place certain securities and investments in the European Union. MMC

Securities LLC, MMC Securities Limited, MMC Securities (Ireland) Limited, MMA Securities LLC, JSL Securities, Inc. and MMA Asset Management LLC are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
Consulting. Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Depending on the country, Mercer may rely on licensed colleagues or registered legal entities to engage in these services, or may utilize other Marsh McLennan entities or third parties. In addition, trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates may also be subject to investment and securities regulations in various jurisdictions, including (but not limited to) regulations imposed or enforced by the SEC and the Department of Labor in the United States, the FCA in the United Kingdom, the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investments LLC, (formerly Mercer Investment Management, Inc.), an SEC-registered investment adviser, which consolidated the activities of each of Mercer’s affiliated investment adviser entities in the United States (including Mercer Investment Consulting LLC and Pavilion Advisory Group) in 2019. Mercer Trust Company, a limited purpose New Hampshire chartered trust bank, may also provide services for certain clients of Mercer’s investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Depending on the nature of the client and services performed, Mercer may also be subject to direct oversight by the Departments of Health and Human Services and other federal agencies in the U.S. Mercer provides annuity buy-out support that is subject to regulations (for example, in the U.S., state insurance licensing regulations and ERISA). Mercer uses the services of MMC Securities LLC to provide certain services, including executive benefit and compensation services and securities dealing services.
FATCA. Regulations promulgated by the U.S. Treasury Department pursuant to the Foreign Account Tax Compliance Act and related legislation (FATCA) require the Company to take various measures relating to non-U.S. funds, transactions and accounts. The regulations impose on Mercer and MMA certain client financial account obligations relating to non-U.S. financial institution and insurance clients.
COMPETITIVE CONDITIONS
The Company faces significant competition in all of its businesses from providers of similar products and services, including competition with regard to identifying and pursuing acquisition candidates. The Company also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. As the Company has clients across various geographies, industries and sizes, the competitive landscape is complex and varies across numerous markets. In addition to the discussion below, see "Risks Relating to the Company Generally — Competitive Risks," in Part I, Item 1A of this report.
Risk and Insurance Services. The Company's combined insurance and reinsurance services businesses are global in scope. Our insurance and reinsurance businesses compete principally on the sophistication, range, quality and cost of the services and products they offer to clients. The Company encounters strong competition from other insurance and reinsurance brokerage firms that operate on a global, regional, national or local scale in every geography in which it operates, from insurance and reinsurance companies that market, distribute and service their insurance and reinsurance products without the assistance of brokers and from other businesses, including commercial and investment banks, accounting firms, consultants and online platforms, that provide risk-related services and products or alternatives to traditional insurance brokerage services. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to the Company’s clients. Their presence in the market increases the competitive pressures that the Company faces.
Certain insureds and groups of insureds have established programs of self-insurance as a supplement or alternative to purchasing traditional third-party insurance, thereby reducing in some cases their need for third-party insurance placements. Certain insureds also obtain coverage directly from insurance providers. There are also many other providers of managing general agency, affinity programs and private client services that compete with the Company's offerings.
Consulting. The Company's consulting businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. These businesses generally compete on the basis of the range, quality and cost of the services and products they provide to clients. Competitors include independent consulting, broking and outsourcing firms, as well as consulting, broking and outsourcing operations affiliated with larger accounting, information systems, technology and financial services firms. Mercer's investments business faces competition from many sources, including investment consulting firms (many of which offer delegated services), investment management firms and other financial institutions. In some cases, clients have the option of handling the services provided by Mercer and Oliver Wyman Group internally, without assistance from outside advisors.
Segmentation of Activity by Type of Service and Geographic Area of Operation.
Financial information relating to the types of services provided by the Company and the geographic areas of its operations is incorporated herein by reference to Note 17, Segment Information, in the notes to the consolidated financial statements included under Part II, Item 8 of this report.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)
Since 2008, Marsh McLennan has had a framework for overseeing and managing the company’s corporate responsibility initiatives at the Board and senior management levels. Consistent with our ESG philosophy, we believe our commitment to sustainability starts at home. We also believe that Marsh McLennan is well positioned to help our clients tackle the challenges of climate resilience. We are committed to developing innovative solutions to help move the world towards a more sustainable future. Our ESG Report discloses against aspects of the Task Force on Climate-related Financial Disclosures, Sustainability Accounting Standards Board and Global Reporting Initiative standards and describes the six UN Sustainable Development Goals we have prioritized that most relate to our business. Our ESG Report, Pay Equity Statement, statement on Human Rights and related information is available on our website at marshmclennan.com/about/esg.html. These reports and our website are not deemed part of this report and are not incorporated by reference.
HUMAN CAPITAL
As a professional services firm, we believe the health of our business relies on the strength of our workforce. Our shared purpose is to make a difference in moments that matter, helping clients meet the challenges of our time. Measurement of our talent outcomes are, therefore, not just a human capital priority, but a business imperative.
For detailed information regarding our human capital management, we encourage investors to visit https://www.marshmclennan.com/about/esg.html for our consolidated ESG Report. The information on this website, and in the ESG report, does not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website or the report and does not form part of this Form 10-K.
Our People. As of December 31, 2021, the Company and its consolidated subsidiaries employed 83,000 colleagues worldwide, including approximately 48,800 in Risk and Insurance Services and 31,200 in Consulting. Two-thirds of our global workforce are located in either North America or Europe. While these remain our largest work regions, we have also grown our presence in Asia-Pacific, Latin America and the Middle East over the last several years. Women comprise more than half of our global enterprise workforce, and approximately 32% of our senior leaders are women. In the United States, where we have the most complete data through workforce self-identification of race and ethnicity, approximately 1 in 4 U.S. colleagues and 16% of U.S. senior leaders identify as non-White.
Our Governance. The Chief People Officer is responsible for developing and executing our enterprise people strategy. This includes the attraction, recruitment, hiring, development and engagement of talent to deliver on our strategy and the design of colleague total rewards programs. The Chief People Officer and the Chief Inclusion & Diversity Officer are responsible for developing and integrating our inclusion and diversity approach into our strategy.

Our ESG Committee and Compensation Committee of the board of directors have oversight of these initiatives. The Compensation Committee has responsibility to review certain key human resource strategic activities, including those relating to diversity, training and recruitment. The Compensation Committee coordinates with the ESG Committee on diversity initiatives, and both committees receive reports at least annually on inclusion and diversity from the Company’s Chief People Officer. The Chief Executive Officer and Chief People Officer regularly update our board of directors, the ESG Committee and the Compensation Committee on the Company’s human capital trends and activities.
Inclusion & Diversity. Our Company’s greatest strength is the collective talent of our people. We believe the more diverse our backgrounds and experiences, the more we can achieve together working side by side. We seek capable, creative and fair-minded people who can help us enable client success, find smarter ways to do things and live our Code of Conduct, The Greater Good. We believe that inclusion means more than acceptance—it means belonging. We have a Race Advisory Council to advise our Executive Committee and help amplify diverse perspectives in decision-making. Other initiatives included learning and sponsorship programs to help underrepresented colleagues strengthen leadership skills, as well as the creation of various forums and networks to promote ongoing candid conversations within the organization.
Talent Development. We strive to create an environment where individuals and teams can perform to their highest potential and where career growth and mobility are encouraged and supported. We are committed to helping colleagues perform at their best by encouraging regular discussions about their goals, performance, career aspirations and development opportunities. We also recognize the importance of our 14,000 people managers to our talent pipeline and have given them increased support and opportunities for promoting the growth of their teams. In 2021 we offered nearly 400 live learning sessions in addition to more than 32,000 individual learning courses to help our colleagues grow and develop. We also launched an updated People Manager Hub, a one-stop source for people managers globally. Through the Hub, people managers have access to suggested learning, webinars and resources to support development and provide guidance for leading with clarity and inclusion.
Colleague Engagement. Each year we ask our colleagues to share their views on working at Marsh McLennan through a company-wide engagement survey. Developed internally by our Global Talent Development team, the survey methodology has been consistent since 2011, with updates to specific questions as necessary. In 2021, we expanded questions on health and well-being, inclusion and diversity, and ethics and integrity. A third-party administers our survey in order to maintain confidentiality of responses. Collective survey outcomes allow us to identify opportunities and monitor the evolution of our culture over time.
Health and Wellbeing. As a company, our success depends on the health and wellbeing of our colleagues—we want to support our colleagues with resources, protection and peace of mind to live healthy lives. We offer comprehensive health insurance, including medical coverage and other core health benefits based on the market. We also prioritize our colleagues’ mental wellness, including 24/7 access to an Employee Assistance Program for confidential counselling on personal issues for over 80% of our colleagues and their eligible family members, and critical incident support in countries where a disaster has occurred. In addition, we offer competitive time-off benefits, including a paid day off each year to volunteer. Supporting our colleagues as they navigate changing circumstances—health and economic challenges, new technologies and social inequities—has been our priority in 2021.
Total Rewards. We recognize how important it is to be financially secure through employment, so we offer competitive rewards to help build colleagues’ personal wealth and improve their financial wellbeing. Base pay is just the start. Through our annual bonus program, we encourage performance that aligns with the Company’s interests by providing eligible colleagues with discretionary awards. We also offer various incentives in certain circumstances, such as sales incentives and long-term incentives to people in roles that have a significant impact on our long-term performance and success. Our offerings also include retirement benefits, savings and stock investment plans in certain jurisdictions.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers and executive officer appointees of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company:
Peter J. Beshar, age 60, is Executive Vice President and General Counsel of Marsh McLennan. In addition to managing the Company’s Legal, Compliance & Public Affairs groups, Mr. Beshar also oversees the Company’s Risk Management department. Before joining Marsh McLennan in November 2004, Mr. Beshar was a Litigation Partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Beshar joined Gibson, Dunn & Crutcher in 1995 after serving as the Assistant Attorney General in charge of the New York Attorney General's Task Force on Illegal Firearms and as the Special Assistant to former U.S. Secretary of State Cyrus Vance in connection with the peace negotiations in the former Yugoslavia.
Paul Beswick, age 47, is Senior Vice President and Global Chief Information Officer (CIO) of Marsh McLennan. In this role, he manages over 5,000 technologists supporting Marsh McLennan’s global businesses. Prior to his appointment as Marsh McLennan CIO in January 2021, Mr. Beswick was a Partner and Global Head of Oliver Wyman Labs and the Digital Practice at Oliver Wyman. During more than two decades with Oliver Wyman, he worked in various sectors, including retail, transportation, telecom, and consumer goods. Before this, Mr. Beswick headed Oliver Wyman's North American Retail Practice. Mr. Beswick holds an MA (first class) in chemical engineering from Cambridge University.
John Q. Doyle, age 58, is Group President, Chief Operating Officer and Vice Chair of Marsh McLennan. In this role, he works closely with Marsh McLennan President and CEO Dan Glaser to realize the enterprise’s overall strategic business and operational objectives. Prior to starting his current role in January 2022, Mr. Doyle served as President and Chief Executive Officer of Marsh from 2017 to 2021, and President of Marsh from 2016 to 2017. An industry veteran with over 30 years of management experience in commercial insurance underwriting and brokerage, Mr. Doyle began his career at AIG. He held executive positions at AIG, including Chief Executive Officer of AIG Commercial Insurance, President and CEO of AIG Property and Casualty in the U.S., President of National Union Fire Insurance Company, and President of American Home Assurance Company.
Martine Ferland, Martine Ferland, age 60, is President and Chief Executive Officer of Mercer. She also serves as Vice Chair of Marsh McLennan. Prior to assuming her current role in March 2019, she was Mercer’s Group President, responsible for leading the firm’s regions and Global Business Solutions. She joined Mercer in 2011 as Retirement Business Leader for the Europe and Pacific region, and has served as Europe and Pacific Region President and Co-President, Global Health. Ms. Ferland began her career as a pension actuary and consultant at Willis Towers Watson, where she spent 25 years and held various leadership positions in Montreal and New York. Ms. Ferland is a Fellow of the Society of Actuaries and of the Canadian Institute of Actuaries.
Carmen Fernandez, age 48, is Senior Vice President and Chief People Officer for Marsh McLennan. Prior to her appointment as Chief People Officer in January 2021, Ms. Fernandez held positions within Marsh McLennan for 15 years, most recently Deputy CHRO, CHRO of Guy Carpenter, and HR leadership roles at Mercer, including North America HR Leader, Global HR Leader for the Career business and Chief of Staff in the Office of the CEO. Before joining Marsh McLennan, Ms. Fernandez worked in investment banking at Bank of America and Goldman Sachs. She began her career as a consultant with PricewaterhouseCoopers.
Daniel S. Glaser, age 61, is President and Chief Executive Officer of Marsh McLennan. Prior to starting his current role in January 2013, Mr. Glaser served as Group President and Chief Operating Officer of the Company. He rejoined Marsh McLennan in December 2007 as Chairman and Chief Executive Officer of Marsh, returning to the firm where he had begun his career right out of university in 1982. Mr. Glaser is an insurance industry veteran who has held senior positions in commercial insurance and insurance brokerage, working in the United States, Europe and the Middle East. Mr. Glaser serves as the Chairman of the U.S. Federal Advisory Committee on Insurance (FACI). He is a member of the Board of Trustees for The Institutes and the Board of Directors for the Partnership for New York City. He is also Co-Chair of the International Advisory Board for BritishAmerican Business.

Dean Klisura, age 58, is President and Chief Executive Officer of Guy Carpenter and serves as Vice Chair of Marsh McLennan. Prior to assuming this role in January 2022, he was President of Guy Carpenter, overseeing the North America, International, Specialty and Global Strategic Advisory business units. Prior to joining Guy Carpenter, Mr. Klisura was President of Marsh Global Placement and Advisory Services, leading property and casualty placement activities globally, as well as leading Bowring Marsh, the Insurer Consulting Group, and Marsh Advisory. He joined Marsh in 1993 and held several key global leadership roles including President of Global Specialties.
Mark McGivney, age 54, is Chief Financial Officer of Marsh McLennan. Prior to assuming this role in January 2016, Mr. McGivney held a number of senior financial management positions since joining the Company in 2007. Most recently he was Senior Vice President, Corporate Finance of Marsh McLennan, and was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions from 2014 until 2016. Prior to that, he served as Chief Financial Officer of Marsh, and Chief Financial Officer and Chief Operating Officer of Mercer. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, as well as positions with Merrill Lynch and PriceWaterhouseCoopers.
Martin South, age 57, is President and Chief Executive Officer of Marsh, a position he assumed in January 2022, and oversees all of Marsh’s businesses and operations globally. He also serves as Vice Chair of Marsh McLennan. With more than 30 years in the insurance industry, Mr. South joined Marsh for the first time in 1985 with Bowring Marsh, a Marsh McLennan broking unit. His industry experience includes senior leadership roles at Zurich Financial Services, where he was a member of the Group Management Board, responsible for all of Zurich’s operations outside of North America and Europe, and CEO of Zurich’s London operations. Since rejoining Marsh in 2007, Mr. South has served as CEO of Marsh’s Asia-Pacific region, CEO of Marsh UK and Ireland, CEO of Marsh Europe and CEO of Marsh US and Canada.
Nicholas Studer, age 48, is Chief Executive Officer of Oliver Wyman, a role he assumed in July of 2021. He also serves as Vice Chair of Marsh McLennan. From 2017 to 2021, Mr. Studer was the Head Managing Partner of the Consumer, Industrial and Services Practice Group, before becoming Managing Partner of Oliver Wyman in 2021. He has held many senior positions at Oliver Wyman including Head of the European Finance and Risk Practice. He has over 20 years of experience consulting in the UK, Continental Europe, and North America.
The Company is subject to the information reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, the Company files with, or furnishes to, the SEC its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholders' meeting. The Company makes these reports and any amendments to these reports available free of charge through its website, www.marshmclennan.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like the Company, that file electronically with the SEC.
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

Item 1A.    Risk Factors.
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
•The loss of members of our senior management team or other key colleagues, or our efforts to attract and retain talent, could have a material adverse effect on our business;
•Failure to maintain our corporate culture, particularly in a hybrid work environment, could damage our reputation;
•Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks;
•We face significant competitive pressures in each of our businesses, including from disintermediation, as our competitive landscape continues to evolve;
•We rely on a large number of vendors and other third parties to perform key functions of our business operations and to provide services to our clients. These vendors and third parties may act or fail to act in ways that could harm our business;
•The COVID-19 pandemic has impacted how we work, and the extent to which it will continue to do so and its impact on our future financial results are uncertain;
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
•Our significant non-U.S. operations expose us to exchange rate fluctuations and various risks and uncertainties that could impact our business;
•Our quarterly revenues and profitability may fluctuate significantly;
•Credit rating downgrades would increase our financing costs and could subject us to operational risk;
•Our current debt level could adversely affect our financial flexibility;
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
•Mercer’s Investments business is subject to a number of risks, including risks related to market fluctuations, third-party investment managers, operational and technology risks, conflicts of interest, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business;
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
RISKS RELATING TO THE COMPANY GENERALLY
Cybersecurity, Data Protection and Technology Risks
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
Cyberattacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including state-sponsored organizations, organized crime, hackers, through use of increasingly sophisticated methods of attack, including the deployment of artificial intelligence to find and exploit vulnerabilities, such as “deep fakes”, long-term, persistent attacks referred to as advanced persistent threats and the use of the IT supply chain to introduce malware through software updates or compromised suppliers accounts or hardware. In particular, we are at increased risk of a cyberattack when geopolitical tensions are high, as diplomatic events and economic policies may trigger espionage or retaliatory cyber incidents.
The techniques used to obtain unauthorized access or sabotage systems include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking and denial-of-service attacks. Because these techniques change frequently and new techniques may not be identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss, data unavailability, data corruption or other damage to information technology systems. In addition, remote work arrangements in response to COVID-19 have increased the risk of phishing and other cybersecurity attacks or unauthorized dissemination of personal, confidential, proprietary or sensitive data.
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
We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients. We also use hundreds of IT vendors and software providers to maintain and secure our global information systems infrastructure. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems. We are at risk of a cyberattack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyberattackers gaining access to our infrastructure through a supply chain attack. Highly publicized data security breaches, such as the December 2020 large-scale attack on SolarWinds that created security vulnerabilities for public and private organizations around the world may embolden malicious actors to target the IT supply chain and providers of business software. While we do not believe our operations were affected by the SolarWinds attack, other similar supply chain compromises could have a significant negative impact on our systems and operations.
We have a history of making acquisitions and investments, including the acquisition of JLT in 2019. The process of integrating the information systems of any businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses and vulnerabilities in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyberattack. In addition, if we discover a historical compromise, security breach or other cyber incident related to the target’s information systems following the close of the acquisition, we may be liable and exposed to significant costs and other unforeseen liabilities. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
We have experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), vulnerabilities in the software on which we rely, users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices or misconfiguration of software or hardware resulting in inadvertent exposure of personal, sensitive, confidential or proprietary information. In April 2021, an unauthorized actor leveraged a vulnerability in a third party's software and gained access to a limited set of data in our environment. Like many companies, we are also subject to social engineering attacks such as WhatsApp scams and regular phishing email campaigns directed at our employees that can result in malware infections, fraud and data loss. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in personal, sensitive, confidential or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or Company data, which could have a material adverse effect on our business. In the event of a cyberattack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. A cyber attack may also result in systems or data being encrypted or otherwise unavailable due to ransomware or other malware. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related data and system incidents.
The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), could adversely affect our financial condition, operating results and our reputation.
Improper collection, use disclosure, cross border transfer, and retention of confidential, personal, or proprietary data could result in regulatory scrutiny, legal and financial liability, or harm to our reputation. In operating our business and providing services and solutions to clients, we store and transfer sensitive employee and client data, including personal data, in and across multiple jurisdictions. We collect data from client and individuals located all over the world and leverage systems and teams to process it. As a result, we are subject to a variety of laws and regulations in the United States, Europe and around the world regarding privacy, data protection, data security and cyber-security. These laws and regulations are continuously evolving and developing. Some of these laws and regulations are increasing the level of data handling restrictions, including rules on data localization, all of which could affect our operations and result in regulatory liability and high fines. In particular, high-profile security breaches at major companies continue to be disclosed regularly, which is leading to even greater regulatory scrutiny and fines at the highest levels they have ever been.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, the GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data, such as the public disclosure of data breaches, privacy impact assessments, data portability and the appointment of data protection officers in some cases. In the U.S., the CCPA came into effect in January 2019 and introduced several new concepts to local privacy requirements, including increased transparency and rights such as access and deletion and an ability to opt out of the “sale” of personal information. Despite a proliferation of regulatory guidance papers, much remains unclear with respect to how to interpret and implement the GDPR and the CCPA, and that lack of clarity could result in potential liability for our failure to meet our obligations under the GDPR and the CCPA. Given the breadth and depth of changes in data protection obligations, including classifying data and committing to a range of administrative, technical and physical controls to protect data and enable data transfers outside of the E.U., our compliance with laws such as the GDPR and the CCPA will continue to require time, resources and review of the technology and systems we use. Further, the European Union Court of Justice's "Schrems II" decision and Brexit have created uncertainty with regard to the future of the flow of personal information between the U.S. and E.U and between the United Kingdom and the E.U., and that uncertainty may impair our ability to offer our existing and planned products and services or increase our cost of doing business.
Following the implementation of the GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the E.U. Accordingly, the challenges we face in the E.U. will likely also apply to other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity. For example, Brazil has enacted its general data protection law, the Lei Geral de Proteção de Dados Pessoais, which came into effect in August 2020, China has enacted the Personal Information Protection Law a new comprehensive privacy law, India is considering a new privacy law, Canada is proposing significant changes to its federal privacy law and Japan has adopted sweeping changes to its privacy law. In some cases, including China and India, the laws include data localization elements that will require that certain personal data stay within their borders.
In the U.S. following the passage of the CCPA, California approved a ballot measure that enacts the California Privacy Rights Act, which makes extensive modifications to the CCPA. Additionally, several other states have introduced privacy bills, some more comprehensive than or divergent in key respects from the CCPA. There is also continued legislative interest in passing a federal privacy law.
In addition to data protection laws, countries and states in the U.S. are enacting cybersecurity laws and regulations. For example, the New York State Department of Financial Services issued in 2017 cybersecurity regulations which imposed an array of detailed security measures on covered entities. These requirements were phased in and the last of them came into effect on March 1, 2019. A number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.
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
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations, including a recent focus on website “cookies” compliance in some countries, continue to increase. Privacy violations, including unauthorized use disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business (if they fail to meet the standards we impose) could damage our reputation and subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Given the complexity of operationalizing the various privacy laws such as the GDPR and the CCPA, the maturity level of proposed compliance frameworks and the continued lack of clarity on how to implement their requirements, we and our clients are at risk of enforcement actions taken by E.U. and other data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned products and services and increase our cost of doing business.
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
Our businesses provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory, investment management and actuarial services, to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage, or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. For example, these claims may include allegations related to losses incurred by policyholders arising from the COVID-19 pandemic, or losses from cyberattacks associated with policies where cyber risk was not specifically included or excluded in policies, commonly referred to as “silent cyber.” In our Consulting segment, where we increasingly act in a fiduciary capacity through our investments business, such claims could include allegations of damages arising from the provision of consulting, investments, actuarial, pension administration and other services. We may also be exposed to claims related to assets or solutions offered by the Consulting segment in complement to its traditional consulting services. These Consulting segment services frequently involve complex calculations and other analysis, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing individual financial planning advice including investment advice and advice relating to cashing out of defined benefit pension plans, (v) providing investment advice, including guidance on asset allocation and investment strategy, and (vi) managing client assets, including the selection of investment managers and implementation of the client’s investment policy. We provide these services to a broad client base, including clients in the public sector for our investment services. Matters often relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
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
Our activities are subject to extensive regulation under the laws of the United States and its various states, the United Kingdom, the European Union and its member states, and the other jurisdictions in which we operate. For example, we are subject to regulation by agencies such as the Securities and Exchange Commission, FINRA and state insurance regulators in the United States, the FCA and the Competition and Markets Authority (CMA) in the United Kingdom, and the European Commission in the European Union, as further described above under Part I, Item 1 - Business (Regulation) of this report. We are also subject to trade sanctions laws relating to countries such as Belarus, Cuba, Crimea, Iran, Myanmar, North Korea, Russia, Syria and Venezuela, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, cybersecurity, taxation, anti-trust and competition, immigration, wage-and-hour standards and employment and labor relations.
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources. In some cases, these laws and regulations may decrease the need for our services, increase our costs, negatively impact our revenues or impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. In addition, the financial and operational impact of complying with laws and regulations has increased in the current environment of increased regulatory activity and enforcement. Changes with respect to the applicable laws and regulations may impose additional and unforeseen costs on us or pose new or previously immaterial risks to us. There can be no assurance that current and future government regulations will not adversely affect our business, and we cannot predict new regulatory priorities, the form, content or timing of regulatory actions, and their impact on our business and operations.
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
In addition, we may be responsible for the legal and regulatory liabilities of companies that we acquire. In particular, upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019. Additional information regarding certain ongoing investigations and certain other legal and regulatory proceedings is set forth in Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements included under Part II, Item 8 of this report.
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
Competitive Risks
The loss of members of our senior management team or other key colleagues, or our efforts to attract and retain talent, could have a material adverse effect on our business.
We rely upon the contributions of our senior management team to establish and implement our business strategy and to manage the future growth of our business. We may be unable to retain them, particularly if we do not offer employment terms that are competitive with the rest of the labor market. The loss of any of the senior management team could limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new clients. Moreover, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team.
Across all of our businesses, our colleagues are critical to developing and retaining client relationships as well as performing the services on which our revenues are earned. It is therefore important for us to attract, incentivize and retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent, which has accelerated through the pandemic. Such challenges include the general mobility of colleagues that has increased as a result of the COVID-19 pandemic as companies experiment with more flexible working models, market dislocation resulting from proposed and actual combinations in the industry, and fostering an inclusive and diverse workplace.
Losing colleagues who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which could adversely affect our results of operations. If a key employee were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. If a colleague joins us from a competitor and is subject to enforceable restrictive covenants, we may not be able to secure client engagements or maximize the colleague's potential.
Over the course of 2021, we hired on a net basis more than 6,000 colleagues across our company. As a result, our expenses have increased.
Failure to maintain our corporate culture, particularly in a hybrid work environment, could damage our reputation.
We strive to foster a culture in which our colleagues act with integrity and feel comfortable speaking up about potential misconduct. We are a people business, and our ability to attract and retain colleagues and clients is dependent upon our commitment to an inclusive and diverse workplace, trustworthiness, ethical business practices and other qualities. Our colleagues are the cornerstone of this culture, and acts of misconduct by any colleague, and particularly by senior management, could erode trust and confidence and damage our reputation among existing and potential clients and other stakeholders. Remote and hybrid work arrangement as a result of the COVID-19 pandemic may also negatively impact our ability to maintain and promote our culture, as we believe being together is integral to promoting our culture.
Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, colleagues and clients, on ESG issues such as environmental stewardship, climate change, inclusion and diversity, racial justice, pay equity, workplace conduct, cybersecurity and data privacy. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact colleague engagement and retention and the willingness of clients and our partners to do business with us.
Moreover, as we work to align with the recommendations of the Financial Stability Board's Task Force on Climate-related Financial Disclosures, (TCFD), the Sustainability Accounting Standards Board (SASB), and our own ESG assessments and priorities, we expect to expand our public disclosures in these areas, including providing additional metrics. These metrics, whether it be the standards we set for ourselves or a failure to meet these metrics, and any failure accurately report or to achieve progress on our metrics on a timely basis, or at all, may negatively impact our reputation and our business.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries, exclusion of our stock from ESG-oriented indices or investment funds or harm our relationships with regulators and the communities in which we operate.

We face significant competitive pressures in each of our businesses, including from disintermediation, as our competitive landscape continues to evolve.
As a global professional services firm, the Company faces competition in each of its businesses, and the competitive landscape continues to change and evolve. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our clients’ ability to self-insure or use internal resources instead of consultants, and our ability to respond to changes in client demand and industry conditions. Some of our competitors may have greater financial resources, or may be better positioned to respond to technological and other changes in the industries we serve, and they may be able to compete more effectively. Additionally, the competition for talent has only accelerated with the COVID-19 pandemic and recent dislocation in the market resulting from proposed and actual combinations among our competitors. If we are unable to attract, retain and fully develop industry leading talent, or if we are unable to respond successfully to the changing conditions we face, our businesses, results of operations and financial condition will be adversely impacted.
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
In our Consulting segment, we compete for business with numerous consulting firms and similar organizations, many of which also provide, or are affiliated with firms that provide, accounting, information systems, technology and financial services. Such competitors may be able to offer more comprehensive products and services to potential clients, which may give them a competitive advantage. In certain sub-segments, we compete in highly fragmented markets or with start-ups that may be able to offer solutions at a lower price or on more favorable conditions.
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
We rely on a large number of vendors and other third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, business process management, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokers and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers, risk modeling providers, and providers of human resource functions, such as recruiters. Many of these providers are located outside the U.S., which exposes us to business disruptions and political risks inherent when conducting business outside of the U.S. As we do not control many of the actions of these third parties, we are subject to the risk that their decisions or operations may adversely impact us and replacing these service providers could create significant delay in services or operations and additional expense.

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
Macroeconomic Risks
The COVID-19 pandemic has impacted how we work, and the extent to which it will continue to do so and its impact on our future financial results are uncertain.
Global health concerns relating to the ongoing COVID-19 pandemic and related government actions taken to reduce the spread of the virus impacted our workforce and operations and the operations of our clients, third-party vendors and business partners. The spread of COVID-19 has caused us to modify our business practices (including continuing to operate in a largely remote model as the pandemic has persisted across the globe, introducing vaccine mandates for certain U.S. colleagues or visitors to be on premises where legally viable to do so, and re-calibrating return-to-office plans with evolving health and safety standards). We will continue to evolve our business practices as we adopt hybrid working arrangements and evaluate further implementing employee vaccine requirements and other health and safety protocols, as may be required by government authorities or as we determine are in the best interests of our colleagues, clients and business partners. There is no certainty how long such policies will remain in effect, or that such measures will be sufficient in creating an effective and productive working environment comparable to pre-pandemic conditions for our colleagues. In addition, our implementation of employee vaccination requirements may also result in attrition, including of critically skilled colleagues.
Our results of operations and investments could be adversely affected by macroeconomic conditions, political events and market conditions.
Macroeconomic conditions, including inflation, supply chain challenges, pandemics, a general slowdown in economic growth, political volatility and other market conditions around the world affect our clients' businesses and the markets they serve. These conditions, including inflationary expense pressure with our clients, may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations. For example, in 2020 the COVID-19 pandemic adversely impacted the Company’s revenue growth, primarily in our businesses that are discretionary in nature. Changes in macroeconomic and political conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain.
In addition, the United Kingdom’s withdrawal from the European Union, referred to as "Brexit," continues to create political and economic uncertainty, particularly in the United Kingdom and the European Union. As the terms of the withdrawal did not contain resolutions related to financial services and there has not yet been such an agreement, there remains uncertainty on the effect of Brexit on financial services.
We have significant operations and a substantial workforce in the U.K. With 12,500 colleagues and approximately 16% of our revenue from the U.K., the uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility or disrupt markets we serve, affecting our operations and business or causing us to lose clients and colleagues. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. These developments may have a material adverse effect on global economic conditions and the stability of financial markets, both in the U.K. and globally. Furthermore, currency exchange rates in GBP and the Euro with respect to each other and the U.S. dollar have already been adversely affected by these developments. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results.

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
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, protests or riots, security breach, cyberattack (including manipulating the control systems of critical infrastructure), power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have significant operations and approximately 3,300 and 5,300 colleagues in those respective locations, and in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks or military conflicts.
Global health concerns relating to the ongoing COVID-19 pandemic and related government actions taken to reduce the spread of the virus have impacted our workforce and operations and the operations of our clients, third-party vendors and business partners, and could in the future materially adversely impact our business, operations and financial results. The spread of COVID-19 has caused us to take a number of steps to safeguard our business and colleagues from COVID-19, including implementing travel restrictions, arranging work from home capabilities and transitioning to a hybrid work environment. While the Company expects it will continue to service clients effectively in a remote or hybrid work environment, the extent to which the COVID-19 outbreak continues to impact our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and are difficult to predict, including the duration and spread of the outbreak, its severity and that of new variants, the availability and efficacy of treatments and vaccines, and how quickly and to what extent pre-pandemic economic and operating conditions resume. In addition, as we prepare to return our workforce in more locations back to the office in 2022, we may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models.
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
We have a history of making acquisitions and investments, including a total of 84 in the period from 2016 to 2021. We may not be able to successfully integrate the businesses that we acquire into our own business, or achieve any expected cost savings or synergies from the integration of such businesses. Subject to standard contractual protections, we may also be responsible for legacy liabilities of companies that we acquire. For example, upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019.
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
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. As of December 31, 2021, our receivables for our commissions and fees were approximately $5.1 billion, or approximately one-quarter of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.
Macroeconomic or political conditions, such as the impact from COVID-19, inflationary pressures or supply chain challenges, could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
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
The Company has significant defined benefit pension obligations to its current and former employees, totaling approximately $18.7 billion, and related plan assets of approximately $19.4 billion, at December 31, 2021 on a U.S. GAAP basis. The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the United States, contributions to these plans are based on ERISA guidelines. Outside the United States, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plan trustees. Currently, the use of these assumptions results in a lower funded status than determined under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
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
While we have taken steps to mitigate the impact of pension volatility on our earnings and cash funding requirements, these strategies may not be successful. Accordingly, given the magnitude of our worldwide pension plans, variations in or reassessment of the preceding or other factors or potential miscalculations relating to our defined benefit pension plans could cause significant fluctuation from year to year in our earnings and cash flow, as well as our pension plan assets and liabilities, and may result in increased levels of contributions to our pension plans.
Our significant non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.
Approximately 53% of our total revenue reported in 2021 was from business outside of the United States. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
Our quarterly revenues and profitability may fluctuate significantly.
Quarterly variations in revenues and operating results may occur due to several factors. These include:
•the number of client engagements during a quarter;
•the possibility that clients may decide to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress;
•fluctuations in capacity and utilization rates and clients' ability to terminate engagements without penalty;
•our net colleague hires and related compensation and benefits expense;

•potential limitations on the clients or industries we serve resulting from increased regulation or changing stakeholder expectations on ESG issues;
•the impact of changes in accounting standards or in our accounting estimates or assumptions;
•the impact on us or our clients of changes in legislation, regulation and legal guidance or interpretations in the jurisdictions in which we operate, in particular as a result of increased regulatory activity and enforcement;
•seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;
•the success of our acquisitions or investments;
•macroeconomic factors such as changes in foreign exchange rates, interest rates and global securities markets, particularly in the case of Mercer, where fees in its investments business and certain other business lines are derived from the value of assets under management, advisement or administration; and
•general economic conditions, including factors beyond our control affecting economic conditions such as COVID-19 and other global health crises or pandemics, severe weather, climate change, geopolitical unrest such as protests and riots or other catastrophic events, since our results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.
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
Our current debt level could adversely affect our financial flexibility.
As of December 31, 2021, we had total consolidated debt outstanding of approximately $11.0 billion.
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
Our effective tax rate may fluctuate in the future as a result of the current U.S. tax regime and the continuing issuance of interpretive guidance related to the operations of U.S.-based multinational corporations. These include significant changes in U.S. income tax law that has a meaningful impact on our provision for income taxes and requires significant judgments and estimates in interpretation and calculations. The enacted tax legislation included, among other provisions, limitations on the deductibility of net interest expense, a tax on Global Intangible Low-Taxed Income ("GILTI"), and the Base Erosion and Anti-Abuse Tax ("BEAT"). Given the significant complexity of the rules, and the potential for additional guidance from U.S. Treasury, the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory authorities, recognized impacts in future periods could be significantly different from our current estimates. Such uncertainty may also result in increased scrutiny from, or disagreements with, tax authorities. In addition, changes under consideration to the current U.S. tax regime, including to the GILTI minimum tax, further limitations on interest expense deductibility, and a book minimum tax, could increase the impact of the provision on our results. As a U.S.-domiciled company, any such increases would have a disproportionate impact on us compared to our foreign-based competitors.
Global Operations
We are exposed to multiple risks associated with the global nature of our operations.
We conduct business globally. In 2021, approximately 53% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees were located outside the United States. In addition, we conduct our operations through four separate businesses. Potential conflicts of interest may arise across our businesses given the significant volume of our engagements.
The geographic breadth of our activities also subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:
•economic and political conditions in the countries in which we operate;
•client concentration in certain high-growth countries in which we operate;
•the length of payment cycles and potential difficulties in collecting accounts receivable;
•unexpected increases in taxes or changes in U.S. or foreign tax laws, rulings, policies or related legal and regulatory interpretations, including upcoming changes to the U.K. statutory rate and international initiatives to require multinational enterprises, like ours, to calculate and report profitability on a country-by-country basis, which could increase scrutiny by, or cause disagreements with, foreign tax authorities and the uncertainty around the implementation of the new global minimum tax the framework of which was agreed by the members of the Organization for Economic Cooperation and Development in late 2021;
•potential transfer pricing-related tax exposures that may result from the flow of funds among our subsidiaries and affiliates in the various jurisdictions in which we operate;
•permanent establishments created due to colleagues traveling to and doing work in countries where the company has no presence, or living in such countries and working remotely post-pandemic, which are not properly compensated through transfer pricing;
•our ability to obtain dividends or repatriate funds from our non-U.S. subsidiaries, including as a result of the imposition of currency controls and other government restrictions on repatriation in the jurisdictions in which our subsidiaries operate, fluctuations in foreign exchange rates and the imposition of withholding and other taxes on such payments;
•international hostilities, international trade disputes, geopolitical tensions in countries in which we operate, terrorist activities, natural disasters, pandemics, and infrastructure disruptions;
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
•potential costs and difficulties in complying, or monitoring compliance, with foreign and U.S. laws and regulations that are applicable to our operations abroad, including trade sanctions laws relating to countries such as Belarus, Cuba, Crimea, Iran, Myanmar, North Korea, Russia, Syria and Venezuela and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010;
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
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 61% of the Company's total revenue in 2021. Our business in this segment is subject to particular risks.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by disintermediation and the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to self-insure, the use of captive insurers, and the presence of capital markets-based solutions for traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurance Services segment depends in part on our ability to be compensated for the analytical services and other advice that we provide, including the consulting and analytics services that we provide to insurers. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline.

Adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients, as well as allegations of anti-competitive behavior or conflicts of interest more broadly, could have a material adverse effect on our business, results of operations and financial condition.
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. The vast majority of the compensation that Marsh receives is in the form of retail fees and commissions that are paid by the client or paid from premium that is paid by the client. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased in the last several years, both on an underlying basis and through acquisition and represented approximately 6% of Marsh's revenue in 2021. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including underwriting services and services relating to the administration and management of quota shares, panels and other facilities); and (iii) contingent commissions, primarily at MMA and outside the U.S., paid by insurers based on factors such as volume or profitability. These other revenue streams present potential regulatory, litigation and reputational risks that may arise from alleged anti-competitive behavior or conflicts of interest, (including those arising from Guy Carpenter’s role as intermediary and advisor for insurance companies), and future changes in the regulatory environment may impact our ability to collect such revenue. Adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 39% of our total revenue in 2021. Our businesses in this segment are subject to particular risks.
Mercer’s Investments business is subject to a number of risks, including risks related to market fluctuations, third-party asset managers, operational and technology risks, conflicts of interest, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s Investments business provides clients with digital tools, investment consulting and investment management services. As of December 31, 2021, Mercer and its global affiliates had assets under management of approximately $415 billion worldwide. In the investment consulting business, clients make and implement their own investment decisions based upon research prepared or advice provided by Mercer. In its investment management business, Mercer implements the client’s investment policy by engaging, overseeing and making changes to the third-party asset managers who determine which investments to buy and sell. To effect implementation of a client’s investment policy, Mercer may utilize its "manager of managers" investment funds.
Mercer’s Investments business is subject to a number of risks, including risks related to litigation, (particularly as we increasingly act in a fiduciary capacity), liquidity and market volatility, third-parties, our operations and technology, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s manager research or due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly or timely implement a client’s investment policy or direction, which could cause an incorrect or untimely allocation of client assets among asset classes, asset managers, or strategies. Mercer may also be perceived as recommending certain asset managers to clients, or offering delegated solutions to an investment consulting client, solely to enhance its own compensation or due to other perceived conflicts of interest. Asset classes may perform poorly, or asset managers may underperform their benchmarks, due to poor market performance, a downturn in the global markets, negligence or other reasons, resulting in poor returns or loss of client assets. Changes in the value of equity, debt, currency real estate, commodities, alternatives or other asset classes, in particular as a result of a downturn in the global markets, could cause the value of our assets under management or advisement, and the fees earned by Mercer to decline. These risks, if realized, could result in significant liability and damage our business.

Revenues for the services provided by our Consulting segment may decline for various reasons, including as a result of changes in economic conditions, the value of equity, debt and other asset classes, our clients’ or an industry's financial condition or government regulation or an accelerated trend away from actively managed investments to passively managed investments.
Global economic conditions, particularly the impact of COVID-19, may negatively impact businesses and financial institutions. Many of our clients, including financial institutions, corporations, government entities and pension plans, have reduced expenses, including amounts spent on consulting services, and used internal resources instead of consultants during difficult economic periods. The evolving needs and financial circumstances of our clients may reduce demand for our consulting services and could adversely affect our revenues and profitability. If the economy or markets in which we operate experience weakness or deteriorate, our business, financial condition and results of operations could be materially and adversely affected.
In addition, some of Mercer's Investments business generate fees based upon the value of the clients’ assets under management or advisement. Changes in the value of equity, debt, currency, real estate, commodities, alternatives or other asset classes could cause the value of assets under management or advisement, and the fees received by Mercer, to decline. Such changes could also cause clients to withdraw funds from Mercer’s Investments business in favor of other investment service providers. In either case, our business, financial condition and results of operations could be materially and adversely affected. Mercer’s Investments business also could be adversely affected by an accelerated shift away from actively managed investments to passively managed investments with associated lower fees. Further, revenue received by Mercer as investment manager to the majority of the Mercer-managed investment funds is reported in accordance with U.S. GAAP on a gross basis rather than a net basis, with sub-advisor fees reflected as an expense. Therefore, the reported revenue for these offerings does not fully reflect the amount of net revenue ultimately attributable to Mercer.
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
Mercer currently provides plan sponsors, plan trustees, multi-employer and public entity clients with actuarial, consulting and administration services relating to defined benefit pension plans. The nature of our work is complex. Many clients, particularly in the public sector, have sizeable pension deficits and are subject to impact from volatility in the global markets and interest rate fluctuations. A number of Mercer's clients have frozen or curtailed their defined benefit plans and have moved to defined contribution plans resulting in reduced revenue for Mercer's retirement business. These developments, fee compression pressures, and a continued or accelerated rate of decline in revenues for our defined benefit pension plans business could adversely affect Mercer's business and operating results. In addition, our actuarial services involve numerous assumptions and estimates regarding future and contingent events, including interest rates used to discount future liabilities, estimated rates of return for a plan's assets, healthcare cost trends, salary projections and participants' life expectancies. Mercer's consulting services involve the drafting and interpretation of trust deeds and other complex documentation governing pension plans. Mercer's administration services include calculating benefits within complicated pension plan structures. Mercer's investments services include investment advice and management relating to defined benefit pension plan assets intended to fund present and future benefit obligations. Clients dissatisfied with our services have brought, and may bring, significant claims against us, particularly in the United States and the United Kingdom.
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
If the utilization rate for our consulting professionals declines, our revenues, profit margin and profitability could decline.
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
Additional information regarding certain legal proceedings and related matters is set forth in Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements appearing under Part II, Item 8 ("Financial Statements and Supplementary Data") of this report.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock during 2021 and 2020 and each quarterly period thereof:

	2021 Stock Price Range		2020 Stock Price Range
	High	Low	High	Low
First Quarter	$122.09	$106.95	$119.88	$74.33
Second Quarter	$141.41	$121.31	$111.99	$78.95
Third Quarter	$162.26	$137.85	$120.97	$106.83
Fourth Quarter	$175.12	$151.37	$119.31	$102.11
Full Year	$175.12	$106.95	$120.97	$74.33
In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion in shares of the Company's common stock, which superseded any prior authorizations. The Company repurchased approximately 7.9 million shares of its common stock for $1.2 billion during 2021. As of December 31, 2021, the Company remained authorized to repurchase up to approximately $1.3 billion in shares of its common stock. There is no time limit on the authorization.

The Company did not repurchase any of its common stock during 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2021	1,475,602	$161.0195	1,475,602	$1,451,375,478
Nov 1-30, 2021	602,124	$165.0611	602,124	$1,351,988,213
Dec 1-31, 2021	517,573	$170.0475	517,573	$1,263,976,239
Total	2,595,299	$163.7576	2,595,299	$1,263,976,239

As February 10, 2022, there were 4,365 stockholders of record.

Item 6.    Selected Financial Data.

On November 19, 2020, the SEC adopted amendments to Regulation S-K (the "Amendments”), which modernize, simplify and enhance certain financial disclosure requirements. The Amendments are effective for fiscal years ending on or after August 9, 2021. The Company adopted the Amendments to Regulation S-K for the year-ended December 31, 2021 and elected to exclude Item 6. Selected Financial Data and the Selected Quarterly Data and Supplemental Information from this annual report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s 83,000 colleagues advise clients in over 130 countries. With annual revenue of nearly $20 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities. Mercer delivers advice and solutions that help organizations create a dynamic world of work, shape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver
Wyman Group serves as critical strategic, economic and brand advisor to private sector and governmental clients.
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
The results of operations in the Management Discussion & Analysis ("MD&A") includes an overview of the Company’s consolidated 2021 results compared to the 2020 results, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company’s financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 17, Segment Information, in the notes to the consolidated financial statements included in Part II, Item 8 in this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for fiscal 2019, including the impact from the acquisition of Jardine Lloyd Thompson Group plc ("JLT"), see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2020.
This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.

Financial Highlights
•Consolidated revenue for the year 2021 was $19.8 billion, an increase of 15% compared with 2020, or 10% on an underlying basis.
•Consolidated operating income increased $1.2 billion, or 41% to $4.3 billion in 2021 compared to $3.1 billion in 2020. Net income attributable to the Company was $3.1 billion. Earnings per share increased 56% to $6.13.
•Risk and Insurance Services revenue for the year 2021 was $12.1 billion, an increase of 17%, or 10% on an underlying basis. Operating income was $3.1 billion, compared to $2.3 billion in 2020.
•Consulting revenue for the year 2021 was $7.8 billion, an increase of 12%, or 10% on an underlying basis. Operating income was $1.5 billion, compared with $1.0 billion in 2020.
•In 2021, Marsh McLennan Agency ("MMA") completed a number of transactions, including the acquisition of PayneWest, one of the largest independent agencies in the U.S.
•In December 2021, the Company increased its ownership in Marsh India Insurance Brokers Pvt. Ltd.("Marsh India") from 49% to 92%.
•For the year ended December 31, 2021, the Company repurchased 7.9 million shares for $1.2 billion.
•In 2021, the Company raised $750 million of senior notes and repaid $500 million of senior notes in April 2021, and $500 million in December 2021 due in January 2022.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Business Update Related To COVID-19
The World Health Organization declared COVID-19 a pandemic in March 2020. For almost two years, the pandemic has impacted businesses globally including virtually every geography in which the Company operates. Our businesses have been resilient throughout the pandemic and demand for our advice and services remains strong as the global economic conditions continue to improve.
Although the majority of our colleagues continue to work remotely, the Company has provided guidelines on return to the office depending on the level of virus containment and local health and safety regulations in each geography. The safety and well-being of our colleagues is paramount and the Company expects to continue to service clients effectively in both the remote and in-office environments.
The Company had strong revenue growth in 2021 and benefited from the continued recovery of the global economy. However, uncertainty remains in the economic outlook and the ultimate extent of the impact of COVID-19 to the Company will depend on future developments that it is unable to predict, including new "waves" of infection from emerging variants of the virus, potential renewed restrictions and mandates by various governments or agencies, and the distribution and uptake of vaccines and vaccine boosters.
Acquisition of JLT
On April 1, 2019, the Company completed the acquisition (the "Transaction") of all of the outstanding shares of JLT, a public company organized under the laws of England and Wales. As of December 31, 2021, the Company has substantially integrated JLT into all of its business operations.
After the acquisition of JLT, the Company assumed the legal liabilities of JLT’s litigation and regulatory exposures as of April 1, 2019. Please see Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements, which discusses certain errors and omission matters related to the acquisition.
JLT's results of operations for the period April 1, 2019 through December 31, 2019 are included in the Company’s results of operations for 2019. JLT's results of operations for the period January 1 through March 31, 2019 are not included in the Company's results of operations and therefore, affect comparability. The Company’s results for the years ended December 31, 2021, 2020 and 2019 were impacted by JLT related acquisition restructuring and integration costs as discussed in Note 14, Integration and Restructuring Costs, in the notes to the consolidated financial statements.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share data)	2021	2020	2019
Revenue	$19,820	$17,224	$16,652
Expense
Compensation and benefits	11,425	10,129	9,734
Other operating expenses	4,083	4,029	4,241
Operating expenses	15,508	14,158	13,975
Operating income	$4,312	$3,066	$2,677
Income before income taxes	$4,208	$2,793	$2,439
Net income before non-controlling interests	$3,174	$2,046	$1,773
Net income attributable to the Company	$3,143	$2,016	$1,742
Net income per share attributable to the Company
– Basic	$6.20	$3.98	$3.44
– Diluted	$6.13	$3.94	$3.41
Average number of shares outstanding
– Basic	507	506	506
– Diluted	513	512	511
Shares outstanding at December 31,	504	508	504
Consolidated operating income increased $1.2 billion, or 41% to $4.3 billion in 2021 compared to $3.1 billion in 2020, reflecting a 15% increase in revenue and a 10% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 17% and 12%, respectively, reflecting the strong demand for our advice and services and the improvement in global economic conditions. The increase in expense is primarily due to increased headcount and higher incentive compensation. These increases were partially offset by a reduction in JLT integration costs and the JLT legacy E&O provision recorded in 2020.
Diluted earnings per share increased 56% to $6.13 in 2021 compared with $3.94 in 2020. The increase is a result of higher operating income, lower interest expense and higher investment gains in 2021 compared to 2020. Results in 2021 also include a net charge of approximately $110 million related to the re-measurement of deferred tax assets and liabilities due to the enactment of a tax rate increase from 19% to 25% in the U.K. in the second quarter of 2021, offset by no tax impact on the gain from the re-measurement to fair value upon consolidation of the Company's previously held equity method investment in India, tax benefits from share-based compensation and planning that included the utilization of foreign tax credits and postponing the utilization of the losses in the U.K. to a future year when the tax rate will be 25%.

The following table summarizes restructuring and other items discussed in more detail below:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Restructuring costs, excluding JLT	$70	$89	$112
Changes in contingent consideration	57	26	68
JLT integration and restructuring costs	93	251	335
JLT acquisition-related costs and other	81	54	150
JLT legacy E&O provision	(69)	161	—
Legal claims	62	—	—
Gain on consolidation of business	(267)	—	—
Disposal of businesses	(49)	(8)	1
Other	—	5	8
Impact on operating income	$(22)	$578	$674
In 2021 and 2020, the Company’s results of operations and earnings per share were impacted by the following items:
•Restructuring costs, excluding JLT: Includes severance, adjustments to restructuring liabilities for future rent under non-cancellable leases and other real estate exit costs, and restructuring costs related to the integration of recent acquisitions. These costs are discussed in more detail in Note 14, Integration and Restructuring, in the notes to the consolidated financial statements.
•Changes in contingent consideration: Primarily includes the change in fair value of contingent consideration related to acquisitions and dispositions as measured each quarter.
•JLT integration and restructuring costs: Includes severance, real estate and technology rationalization, process management consulting fees, and legal fees for the rationalization of legal entity structures. The Company has incurred JLT integration and restructuring costs of $679 million through 2021 and expects to incur the remaining $46 million in 2022, primarily related to real estate and technology, of which approximately $42 million will be cash expenditures. The Company has realized at least $425 million of annualized savings. These costs are discussed in more detail in Note 14, Integration and Restructuring, in the notes to the consolidated financial statements. The Company expects to complete the integration of JLT during 2022.
•JLT acquisition-related costs and other: Includes retention and legal charges related to the acquisition of JLT.
•JLT legacy E&O provision: In 2021, the Company recorded a $36 million reduction in the liability as well as $33 million of recoveries under indemnities for a legacy JLT Errors and Omissions ("E&O") provision relating to suitability of financial advice provided to individuals for defined benefit pension transfers. The reduction in liability primarily reflects lower redress payments than previously estimated, partly offset by higher costs to review and calculate redress. In 2020, the Company recorded an increase in the liability of $161 million related to this matter. See Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements.
•Legal claims: The Company recorded settlement charges and legal costs related to strategic recruiting.
•Gain on consolidation of business: In December 2021, the Company increased its ownership in Marsh India from 49% to 92%. Prior to the increase in ownership, the Company accounted for the investment under the equity method of accounting. In connection with the increased investment in Marsh India, the Company recorded a gain of $267 million, related to the re-measurement of its previously held investment to fair value.

•Disposal of businesses: During 2021, the Company disposed of certain businesses and recognized a net gain of approximately $50 million, primarily related to the commercial networks business in the U.K. that provided broking and back-office solutions for small independent brokers. Results in 2020 include a contingent gain adjustment from the U.S. large market health and defined benefit administration business disposed in 2019.
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
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment are as follows:

	Year Ended December 31,		% Change GAAP Revenue	Components of Revenue Change*
(In millions, except percentages)	2021	2020		Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$10,203	$8,595	19%	2%	6%	11%
Guy Carpenter	1,867	1,696	10%	1%	—	9%
Subtotal	12,070	10,291	17%	2%	5%	11%
Fiduciary Interest Income	15	46
Total Risk and Insurance Services	12,085	10,337	17%	2%	5%	10%
Consulting
Mercer	5,254	4,928	7%	3%	(1)%	5%
Oliver Wyman Group	2,535	2,048	24%	2%	—	21%
Total Consulting	7,789	6,976	12%	3%	—	10%
Corporate Eliminations	(54)	(89)
Total Revenue	$19,820	$17,224	15%	2%	3%	10%
* Components of revenue change may not add due to rounding.

The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,		% Change GAAP Revenue	Components of Revenue Change*
(In millions, except percentages)	2021	2020		Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
Marsh:
EMEA	$2,946	$2,575	14%	4%	1%	9%
Asia Pacific	1,462	1,059	38%	4%	25%	9%
Latin America	453	424	7%	(2)%	—	9%
Total International	4,861	4,058	20%	4%	7%	9%
U.S./Canada	5,342	4,537	18%	1%	4%	13%
Total Marsh	$10,203	$8,595	19%	2%	6%	11%
Mercer:
Wealth	2,509	2,348	7%	4%	(1)%	4%
Health	1,855	1,793	3%	1%	(1)%	3%
Career	890	787	13%	2%	—	12%
Total Mercer	$5,254	$4,928	7%	3%	(1)%	5%
* Components of revenue change may not add due to rounding.
Consolidated Revenue
Consolidated revenue increased $2.6 billion, or 15%, to $19.8 billion in 2021, compared to $17.2 billion in 2020. Consolidated revenue increased 10% on an underlying basis, 2% from the impact of foreign currency translation and 3% from acquisitions. On an underlying basis, revenue increased 10% for the year ended December 31, 2021 in both the Risk and Insurance Services and Consulting segments.
Underlying growth in the Risk and Insurance Services and Consulting segments was driven by the strong demand for our advice and services and the improvement in global economic conditions.
Consolidated Operating Expense
Consolidated operating expenses increased $1.3 billion, or 10%, to $15.5 billion in 2021 compared to $14.2 billion in 2020, reflecting increases of 6% on an underlying basis, 2% from the impact of foreign currency translation and 1% from acquisitions. On an underlying basis, expenses increased 8% and 3% in 2021 in the Risk and Insurance Services and Consulting segments, respectively. Underlying expenses in 2021 is primarily due to increased headcount and higher incentive compensation.
Risk and Insurance Services
In the Risk and Insurance Services segment, the Company’s subsidiaries and other affiliated entities act as brokers, agents or consultants for insureds, insurance underwriters and other brokers in the areas of risk management, insurance broking and insurance program management services, primarily under the name of Marsh, and engage in reinsurance broking, catastrophe and financial modeling services and related advisory functions, primarily under the name of Guy Carpenter.
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend on a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. Revenues can be affected by premium rate levels in the insurance/reinsurance markets, the amount of risk retained by insurance and reinsurance clients and by the value of the risks that have been insured since commission-based compensation is frequently related to the premiums paid by insureds and reinsureds. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required and service provided by the Company and ultimately, the extent of the risk placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.
In addition to compensation from its clients, Marsh also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payment for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh's placements, primarily driven by MMA and parts of Marsh's international operations. Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically require segregation of fiduciary funds and limit the types of investments that may be made with them. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest is segregated from the other revenues of Marsh and Guy Carpenter and separately presented within the segment, as shown in the previous revenue by segments tables.
The results of operations for the Risk and Insurance Services segment are presented below:

(In millions, except percentages)	2021	2020	2019
Revenue	$12,085	$10,337	$9,599
Compensation and benefits	6,506	5,690	5,370
Other operating expenses	2,499	2,301	2,396
Operating expenses	9,005	7,991	7,766
Operating income	$3,080	$2,346	$1,833
Operating income margin	25.5%	22.7%	19.1%
Revenue
Revenue in the Risk and Insurance Services segment increased $1.7 billion, or 17%, to $12.1 billion in 2021 compared with $10.3 billion in 2020. Revenue grew 10% on an underlying basis, 5% from the impact of acquisitions, and 2% related to the impact of foreign currency translation. The increase in underlying revenue was primarily due to strong growth in new business, solid retention, and benefits from pricing in the marketplace.
In Marsh, revenue increased $1.6 billion, or 19%, to $10.2 billion in 2021 compared to $8.6 billion in 2020. This reflects increases of 11% on an underlying basis, 6% from the impact of acquisitions, and 2% from the impact of foreign currency translation. In 2021, the increase in revenue from acquisitions reflects the gain of $267 million related to the re-measurement of the previously held equity method investment in Marsh India. On an underlying basis, U.S./Canada rose 13%. Total International operations, which includes Asia Pacific, Latin America and EMEA each produced underlying revenue growth of 9% compared to prior year.
At Guy Carpenter, revenue increased $171 million, or 10%, to $1.9 billion in 2021 compared with $1.7 billion in 2020. On an underlying basis, revenue increased 9%.
The Risk and Insurance Services segment completed eight acquisitions during 2021. Information regarding those acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expense
Expense in the Risk and Insurance Services segment increased $1.0 billion, or 13%, to $9.0 billion in 2021 compared with $8.0 billion in 2020. This reflects increases of 8% on an underlying basis, 2% from the impact of foreign currency, and 2% from acquisitions. The increase in underlying expense reflects increased headcount and higher incentive compensation, partly offset by lower JLT integration and restructuring costs.

Consulting
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer delivers advice and solutions that help organizations create a dynamic world of work, shape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver
Wyman serves as critical strategic, economic and brand advisor to private sector and governmental clients.
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined contribution administration services consists principally of fees based on assets under management or administration. For a majority of the Mercer managed investment funds, revenue is recorded on a gross basis with sub-advisor fees included in other operating expenses.
Revenue in the Consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also affected by competition due to the introduction of new products and services, broad trends in employee demographics, including levels of employment, the effect of government policies and regulations, and fluctuations in interest and foreign exchange rates. Revenues from investment management services and retirement trust and administrative services are significantly affected by the level of assets under management or administration, which is impacted by securities market performance.
The results of operations for the Consulting segment are presented below:

(In millions, except percentages)	2021	2020	2019
Revenue	$7,789	$6,976	$7,143
Compensation and benefits	4,435	3,995	3,934
Other operating expenses	1,850	1,987	1,999
Operating expenses	6,285	5,982	5,933
Operating income	$1,504	$994	$1,210
Operating income margin	19.3%	14.3%	16.9%
Revenue
Consulting revenue increased $813 million, or 12%, to $7.8 billion in 2021 compared with $7.0 billion in 2020. This reflects increases of 10% on an underlying basis and 3% from the impact of foreign currency translation.
Mercer's revenue increased $326 million, or 7%, to $5.3 billion in 2021 compared to $4.9 billion in 2020, or 5% on an underlying basis. Revenue also reflects an increase of 3% from the impact of foreign currency translation offset by a decrease of 1% from disposition of businesses. On an underlying basis, revenue for Career, Wealth and Health increased 12%, 4% and 3%, respectively. The increase in underlying revenue at Mercer for the year ended December 31, 2021 was due to higher investment management fees from growth in assets under management and increased demand and retention for Health and Career products and services.
Oliver Wyman Group's revenue increased $487 million, or 24%, to $2.5 billion in 2021 compared with $2.0 billion in 2020, reflecting an increase of 21% on an underlying basis and 2% from the impact of foreign currency translation. The increase in underlying revenue at Oliver Wyman for the year ended December 31, 2021 primarily reflects the impact of increased demand for project-based services across all industries.
The Consulting segment completed one acquisition during 2021. Information regarding the acquisition is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Operating Expense
Consulting expenses increased $303 million, or 5%, to $6.3 billion in 2021 compared to $6.0 billion in 2020. This reflects an increase of 3% on an underlying basis and 2% from the impact of foreign currency translation. The increase in underlying expense in the Consulting segment in 2021 is primarily due to increased headcount and higher incentive compensation. This is partially offset by a $69 million reduction in the legacy JLT E&O provision including recoveries under indemnities. In 2020, the Company recorded an increase in the liability of $161 million for the same matter.
Corporate and Other
Corporate expense in 2021 was $272 million compared with $274 million in 2020. Expenses decreased 1% on an underlying basis due to lower integration and restructuring costs primarily related to the JLT Transaction and savings realized from the completion of integration efforts to date, partly offset by higher headcount and incentive compensation.
Other Corporate Items
Interest
Interest expense decreased $71 million to $444 million in 2021 compared to $515 million in 2020 due to lower average debt levels in 2021 compared to the prior year.
Investment Income (Loss)
The caption "Investment income (loss)" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other than temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies, and private equity funds.
The Company recorded net investment income of $61 million in 2021 compared to a net investment loss of $22 million in 2020. The income in 2021 is primarily driven by gains in the Company's private equity investments. The loss in 2020 was primarily due to a loss from the sale of shares of Alexander Forbes ("AF").
Income Taxes
The Company's consolidated effective tax rate was 24.6% and 26.7% in 2021 and 2020, respectively. The rates in all periods reflect the effects of tax planning and the impact of regulatory and other guidance as it became available.
The rate for the year ended December 31, 2021 reflects:
•The charge for re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation on June 10, 2021, commonly referred to as the "Finance Act 2021." The legislation increased the U.K. corporate income tax rate from 19% to 25% effective April 1, 2023. This is the most significant discrete item in the year-to-date period, increasing the Company’s effective tax rate by 2.6% for the year ended December 31, 2021.
•The tax effect of the gain from the fair value re-measurement of the Company’s previously held equity method investment in Marsh India upon the Company increasing its ownership interest from 49% to 92%. The Company has indefinitely reinvested this gain, as it has no intent to dispose of the business, and did not record tax on the gain. This decreased the Company’s effective tax rate by 1.5% for the year ended December 31, 2021.
•Tax benefits from planning implemented in the period that postponed the utilization of losses in the U.K. to a future year when the tax rate will be 25%.
The tax rate in 2020 includes a valuation allowance for certain tax credits, the impact of uncertain tax positions, and certain tax planning benefits. The rate in 2020 also reflects costs of re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation that cancelled a 2% reduction in the U.K. corporate income tax rate, partially offset by tax benefits for the implementation of a new international funding structure to facilitate global staffing and contracting.

The tax rates in all periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments to contingent acquisition consideration.
The effective tax rate may vary significantly from period to period for the foreseeable future. The effective tax rate is sensitive to the geographic mix of earnings and repatriation of the Company's earnings, which may result in higher or lower tax rates. In 2021, pre-tax income in the U.K., Barbados, Canada, Ireland, Bermuda, and Australia accounted for approximately 60% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 21% (excluding the non-cash deferred tax impact of U.K. tax legislation enacted in 2021), 1%, 27%, 17%, 0.3% and 16%, respectively.
In addition, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate, depending on estimates of the value of associated deferred tax assets which can be realized. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. Details are provided in Note 7, Income Taxes, in the notes to the consolidated financial statements. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitation.
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
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic relief to individuals, governmental agencies and companies, to deal with the public health and economic impacts of COVID-19. Pursuant to the CARES Act, the Company deferred payroll taxes due from March 27, 2020 through December 31, 2020 and paid 50% in 2021 and will pay the remaining 50% in 2022.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At December 31, 2021, the Company had approximately $737 million of cash and cash equivalents in its foreign operations, which includes $280 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
During 2021, the Company recorded foreign currency translation adjustments which decreased net equity by $389 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries. Conversely, strengthening of the U.S. dollar against foreign currencies would decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company generated $3.5 billion of cash from operations in 2021 and $3.4 billion in 2020. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension contributions.
Pension-Related Items
Contributions
During 2021, the Company contributed $35 million to its U.S. pension plans and $95 million to non-U.S. pension plans compared to contributions of $65 million to U.S. plans and $78 million to non-U.S. plans in 2020.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. In 2021, the Company made $30 million of contributions to non-qualified plans and $5 million to its qualified plans. The Company expects to contribute approximately $31 million to its non-qualified U.S. pension plans in 2022. The Company is not required to make any contributions to its U.S. qualified plan in 2022.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2021. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP.
The Company contributed $55 million to its U.K. plans in 2021. The Company's contributions to its U.K. plans in 2022 are expected to be approximately $124 million.
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
During 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $38 million to the JLT section in 2021 and is expected to make contributions totaling approximately $112 million in 2022. The funding level of the JLT section will be reassessed during 2022 to determine contributions in 2023 and onwards.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in fourth quarter of 2019 based on the surplus funding position at December 31, 2018. In accordance with the agreement, no deficit funding is required until 2023. The funding level will be re-assessed during 2022 as part of the December 31, 2021 actuarial valuation to determine if contributions are required in 2023. As part of a long-term strategy which depends on having greater influence over asset allocation and overall investment decisions, in November 2019, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million over a seven-year period.
In the aggregate, the Company expects to contribute approximately $147 million to its non-U.S. defined benefit plans in 2022, comprising approximately $124 million to the U.K. plans and $23 million to plans outside of the U.K.

Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses were approximately $1.8 billion and $2.9 billion at December 31, 2021 for the U.S. plans and non-U.S. plans, respectively, compared with losses of $2.4 billion and $3.5 billion at December 31, 2020. The decreases in both the U.S. and non-U.S. plans were primarily due to an increase in the discount rate used to measure plan liabilities and an increase in asset values. In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities in 2021 increased in the U.S. and U.K., the Company's largest plans, following decreases in 2020 and 2019. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. During 2021, the Company's defined benefit pension plan assets had gains of 13.2% and 1.9% in the U.S. and U.K., respectively, as compared to gains of 13.1% and 12.0% in the U.S. and U.K., respectively, in 2020.
Overall, based on the measurement at December 31, 2021, net benefit credits related to the Company’s defined benefit plans are expected to decrease in 2022 by approximately $23 million compared to 2021, reflecting a decrease in non-U.S. plans of approximately $40 million, offset by an increase in U.S. plans of $17 million.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed in Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, see Note 1, Summary of Significant Accounting Policies, and Note 8, Retirement Benefits, in the notes to the consolidated financial statements.
Financing Cash Flows
Net cash used for financing activities was $1.3 billion in 2021 compared with $925 million used by financing activities in 2020.
Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five-year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of December 31, 2021, the Company had no borrowings under this facility. In connection with the New Facility, the Company terminated its previous multicurrency unsecured $1.8 billion five-year revolving credit facility and its unsecured $1.0 billion 364-day unsecured revolving credit facility.
In January 2020, the Company entered into two new term loan facilities: a $500 million one-year facility and a $500 million two-year facility. During 2020, the Company borrowed and repaid $1.0 billion against these facilities. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $508 million at December 31, 2021 and $573 million at December 31, 2020. There were no outstanding borrowings under these facilities as of December 31, 2021 or as of December 31, 2020.
Debt
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had no commercial paper outstanding at December 31, 2021.
In December 2021, the Company issued $400 million of 2.375% senior notes due 2031 and $350 million of 2.90% senior notes due 2051. The Company used the net proceeds from these issuances for general corporate purposes and repaid $500 million of 2.75% senior notes with an original maturity date of January 2022 in December 2021.
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
The Company's senior debt is currently rated A- by Standard & Poor's and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by Standard & Poor's and P-2 by Moody's. The Company carries a Stable outlook with both Standard & Poor's and Moody's.
Share Repurchases
In November 2019, the Board of Directors authorized an increase in the Company’s share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $2.5 billion of the Company’s common stock. During 2021, the Company repurchased 7.9 million shares of its common stock for total consideration of approximately $1.2 billion. As of December 31, 2021, the Company remained authorized to purchase shares of its common stock up to a value of approximately $1.3 billion. There is no time limit on this authorization.
The Company did not repurchase any of its common stock during 2020.
Dividends
The Company paid total dividends of $1.0 billion in 2021 ($2.00 per share) and $943 million in 2020 ($1.84 per share).
Contingent Payments Related To Acquisitions
The classification of contingent consideration payments in the consolidated statement of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2021	2020	2019
Operating:
Contingent consideration payments	$(49)	$(48)	$(41)
Prior years' dispositions cash received	19	—	—
Acquisition related net charge for adjustments	57	26	68
Adjustments and payments related to contingent consideration	$27	$(22)	$27
Financing:
Contingent purchase consideration	$(28)	$(54)	$(22)
Deferred purchase consideration related to prior years' acquisitions	(89)	(68)	(43)
Payments of deferred and contingent consideration for acquisitions	$(117)	$(122)	$(65)

Receipt of contingent consideration related to prior years' dispositions	$71	$—	$—

Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion Senior Notes, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The U.S. dollar value of the Euro notes decreased by $100 million during 2021 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the year ended December 31, 2021.
Fiduciary Liabilities
Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheet as an offset to fiduciary liabilities. Financing cash flows reflect an increase of $1.2 billion and $955 million in 2021 and 2020, respectively, related to the increase in fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $1.2 billion in 2021 compared with $793 million used for investing activities in 2020.
The Company paid $859 million and $647 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during 2021 and 2020, respectively, including the Company's increased ownership interest in Marsh India from 49% to 92% in December 2021.
During 2021 and 2020, the Company sold certain businesses, primarily in the U.S. and U.K., for cash proceeds of approximately $84 million and $98 million, respectively.
The Company sold 242 million shares of the common stock of AF during 2020.
The Company’s additions to fixed assets and capitalized software, which amounted to $406 million in 2021 and $348 million in 2020, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
The Company has commitments for potential future investments of approximately $52 million in six private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table below as of December 31, 2021:

	Payment due by Period
Contractual Obligations (In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$17	$17	$—	$—	$—
Long-term debt	11,002	—	2,236	1,762	7,004
Interest on long-term debt	5,222	412	763	616	3,431
Net operating leases	2,499	389	657	529	924
Service agreements	325	209	84	26	6
Other long-term obligations	631	209	402	18	2
Total	$19,696	$1,236	$4,142	$2,951	$11,367

The above table does not include the liability for unrecognized tax benefits of $94 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $34 million that may become payable during 2022.
The above does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act ("TCJA") of $62 million, which will be paid in installments beginning in 2023 through 2026.
Management’s Discussion of Critical Accounting Policies and Estimates
Management makes estimates and judgments that affect reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management considers the policies discussed below to be critical to understanding the Company’s financial statements because their application places the most significant demands on management’s judgment, and requires management to make estimates about the effect of matters that are inherently uncertain. Actual results may differ from those estimates.
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
See Note 2, Revenue, in the notes to the consolidated financial statements for additional information.
Legal and Other Loss Contingencies
The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The Company records a liability when a loss is both probable and reasonably estimable which requires significant management judgment. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could arise from such claims, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
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
The Company recognizes the funded status of its over-funded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net periodic costs are recorded as a component of Accumulated Other Comprehensive Income ("AOCI"),

net of tax, in the Company’s consolidated balance sheets. The gains and losses that exceed specified corridors, 10% of the greater of the projected benefit obligation or the market-related value of plan assets, are amortized prospectively out of AOCI over a period that approximates the remaining life expectancy of participants in plans where substantially all participants are inactive or the average remaining service period of active participants for plans with active participants. The vast majority of unrecognized losses relate to inactive plans and are amortized over the remaining life expectancy of the participants.
The determination of net periodic pension cost is based on a number of assumptions, including an expected long-term rate of return on plan assets, the discount rate, mortality and assumed rate of salary increase. The assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements.
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
The target asset allocation for the U.S. plans is 60% equities and equity alternatives and 40% fixed income. At the end of 2021, the actual allocation for the U.S. plans was 65% equities and equity alternatives and 35% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 81% of non-U.S. plan assets, is 26% equities and equity alternatives and 74% fixed income. At the end of 2021, the actual allocation for the U.K. plans was 28% equities and equity alternatives and 72% fixed income.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration; in the U.K., the plan duration is reflected using the Mercer yield curve.
The following table shows the weighted average assumed rate of return and the discount rate at the December 31, 2021 measurement date used to measure pension expense in 2022 for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed rate of return on plan assets	4.56%	6.88%	3.64%
Discount rate	2.28%	3.00%	1.89%
Holding all other assumptions constant, a half-percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 86% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions)	U.S.	U.K.	U.S.	U.K.
Assumed rate of return on plan assets	$(24)	$(54)	$24	$54
Discount Rate	$3	$3	$(4)	$(4)
The impact of discount rate changes relates to the increase or decrease in actuarial gains or losses being amortized through net periodic pension cost, as well as the increase or decrease in interest expense, with all other facts and assumptions held constant. It does not contemplate nor include potential future impacts a change in the interest rate environment and discount rates might cause, such as the impact on the market value of the plans’ assets. In addition, the assumed return on plan assets would likely be impacted by changes in the interest rate environment and other factors, including equity valuations, since these factors reflect the starting point used in the Company’s projection models. For example, a reduction in interest rates may result in a reduction in the assumed return on plan assets. Changing the discount rate and leaving the other assumptions constant also may not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate. Changes in these assumptions will not necessarily have a linear impact on the net periodic pension cost.
The Company contributes to certain health care and life insurance benefits provided to its retired employees. The cost of these post-retirement benefits for employees in the U.S. is accrued during the period up to the date employees are eligible to retire but is funded by the Company as incurred. The key assumptions and sensitivity to changes in the assumed health care cost trend rate are discussed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements.
Income Taxes
Significant judgment is required in determining the annual effective tax rate and in evaluating uncertain tax positions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process:
•First, the Company determines whether it is more-likely-than-not a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.
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
Certain items are included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as non-deductible expenses, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities, which are measured at existing tax rates. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance. The Company also considers tax planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior period tax filings in jurisdictions that allow for the carry back of tax attributes pursuant to the applicable tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more-likely-than-not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

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
The Company completed its qualitative assessment in the third quarter of 2021 and concluded that a quantitative goodwill impairment test was not required in 2021 and that goodwill was not impaired.
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
New Accounting Pronouncements
Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading "New Accounting Pronouncements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
Interest Rate Risk and Credit Risk
Interest income generated from the Company’s cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions)	December 31, 2021
Cash and cash equivalents	$1,752
Cash and cash equivalents held in a fiduciary capacity	$9,622
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 1 basis point, over the course of the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $1 million.
In addition to interest rate risk, our cash investments and fiduciary cash investments are subject to potential loss of value due to counter-party credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity, and will further restrict the portfolio as appropriate to market conditions. The majority of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity are invested in short-term bank deposits and liquid money market funds.
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tend to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2021, the Company estimates net operating income would increase or decrease by approximately $57 million. The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $75 million that are valued using readily determinable fair values and approximately $36 million of investments without readily determinable fair values. The Company also has investments of approximately $207 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The

Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At December 31, 2021, the Company owns approximately 14% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange. The investment in AF is accounted at fair value, with unrealized gains and losses recorded as investment income (loss) in the consolidated statement of income. The fair value of this investment at December 31, 2021 was approximately $57 million.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements included in this report.

Item 8.    Financial Statements and Supplementary Data.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
Revenue	$19,820	$17,224	$16,652
Expense:
Compensation and benefits	11,425	10,129	9,734
Other operating expenses	4,083	4,029	4,241
Operating expenses	15,508	14,158	13,975
Operating income	4,312	3,066	2,677
Other net benefits credits	277	257	265
Interest income	2	7	39
Interest expense	(444)	(515)	(524)
Cost of extinguishment of debt	—	—	(32)
Investment income (loss)	61	(22)	22
Acquisition related derivative contracts	—	—	(8)
Income before income taxes	4,208	2,793	2,439
Income tax expense	1,034	747	666
Net income before non-controlling interests	3,174	2,046	1,773
Less: Net income attributable to non-controlling interests	31	30	31
Net income attributable to the Company	$3,143	$2,016	$1,742
Net income per share attributable to the Company
– Basic	$6.20	$3.98	$3.44
– Diluted	$6.13	$3.94	$3.41
Average number of shares outstanding
– Basic	507	506	506
– Diluted	513	512	511
Shares outstanding at December 31,	504	508	504
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2021	2020	2019
Net income before non-controlling interests	$3,174	$2,046	$1,773
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(389)	559	148
Gain (loss) related to pension and post-retirement plans	1,229	(784)	(702)
Other comprehensive income (loss), before tax	840	(225)	(554)
Income tax expense (credit) on other comprehensive loss	305	(170)	(146)
Other comprehensive income (loss), net of tax	535	(55)	(408)
Comprehensive income	3,709	1,991	1,365
Less: Comprehensive income attributable to non-controlling interests	31	30	31
Comprehensive income attributable to the Company	$3,678	$1,961	$1,334
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,752	$2,089
Receivables
Commissions and fees	5,093	4,679
Advanced premiums and claims	136	112
Other	523	677
	5,752	5,468
Less-allowance for credit losses	(166)	(142)
Net receivables	5,586	5,326
Other current assets	926	740
Total current assets	8,264	8,155
Goodwill	16,317	15,517
Other intangible assets	2,810	2,699
Fixed assets, net	847	856
Pension related assets	2,270	1,768
Right of use assets	1,868	1,894
Deferred tax assets	551	702
Other assets	1,461	1,458
	$34,388	$33,049
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$17	$517
Accounts payable and accrued liabilities	3,165	3,050
Accrued compensation and employee benefits	2,942	2,400
Current lease liabilities	332	342
Accrued income taxes	198	247
Total current liabilities	6,654	6,556
Fiduciary liabilities	9,622	8,585
Less - cash and cash equivalents held in a fiduciary capacity	(9,622)	(8,585)
	—	—
Long-term debt	10,933	10,796
Pension, postretirement and postemployment benefits	1,632	2,662
Long-term lease liabilities	1,880	1,924
Liability for errors and omissions	355	366
Other liabilities	1,712	1,485
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares,
issued 560,641,640 shares at December 31, 2021 and 2020	561	561
Additional paid-in capital	1,112	943
Retained earnings	18,389	16,272
Accumulated other comprehensive loss	(4,575)	(5,110)
Non-controlling interests	213	156
	15,700	12,822
Less – treasury shares, at cost, 57,105,619 shares at December 31, 2021 and 52,914,550 shares at December 31, 2020	(4,478)	(3,562)
Total equity	11,222	9,260
	$34,388	$33,049
    The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2021	2020	2019
Operating cash flows:
Net income before non-controlling interests	$3,174	$2,046	$1,773
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	382	390	333
Amortization of intangible assets	365	351	314
Non cash lease expense	327	355	315
Adjustments and payments related to contingent consideration assets and liabilities	27	(22)	27
Gain on consolidation of entity	(267)	—	—
Charge for early extinguishment of debt	—	—	32
(Benefit) provision for deferred income taxes	(63)	40	84
Net (gain) loss on investments	(61)	22	(22)
Net (gain) loss on disposition of assets	(33)	24	56
Share-based compensation expense	348	290	252
Change in fair value of acquisition-related derivative contracts	—	—	8
Changes in assets and liabilities:
Net receivables	(252)	(75)	(130)
Other current assets	(166)	(66)	(13)
Other assets	(215)	86	(1)
Accounts payable and accrued liabilities	225	241	120
Accrued compensation and employee benefits	527	207	154
Accrued income taxes	(45)	60	42
Contributions to pension and other benefit plans in excess of current year credit	(372)	(356)	(369)
Other liabilities	2	108	(172)
Operating lease liabilities	(349)	(351)	(327)
Effect of exchange rate changes	(38)	32	(115)
Net cash provided by operations	3,516	3,382	2,361
Financing cash flows:
Purchase of treasury shares	(1,159)	—	(485)
Borrowings from term-loan and credit facilities	—	1,000	300
Proceeds from issuance of debt	743	737	6,459
Repayments of debt	(1,016)	(2,515)	(1,064)
Payments for early extinguishment of debt	—	—	(585)
Purchase of non-controlling interests	—	(3)	(80)
Acquisition-related derivative payments	—	—	(337)
Shares withheld for taxes on vested units – treasury shares	(101)	(132)	(89)
Issuance of common stock from treasury shares	161	132	158
Payments of deferred and contingent consideration for acquisitions	(117)	(122)	(65)
Receipts of contingent consideration for dispositions	71	—	—
Distributions of non-controlling interests	(36)	(34)	(16)
Dividends paid	(1,026)	(943)	(890)
Change in fiduciary liabilities	1,183	955	1,025
Net cash (used for) provided by financing activities	(1,297)	(925)	4,331
Investing cash flows:
Capital expenditures	(406)	(348)	(421)
Net sales (purchases) of long-term investments	18	107	183
Purchase of equity investment	(5)	—	(91)
Dispositions	84	98	229
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(859)	(647)	(4,229)
Other, net	4	(3)	(66)
Net cash used for investing activities	(1,164)	(793)	(4,395)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(355)	511	135
Increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	700	2,175	2,432
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of year	10,674	8,499	6,067
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of year	$11,374	$10,674	$8,499

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
For the Years Ended December 31,	2021	2020	2019
(In millions)
Cash and cash equivalents	$1,752	$2,089	$1,155
Cash and cash equivalents held in a fiduciary capacity	9,622	8,585	7,344
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$11,374	$10,674	$8,499
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$943	$862	$817
Change in accrued stock compensation costs	124	75	89
Issuance of shares under stock compensation plans and employee stock purchase plans	45	7	(44)
Other	—	(1)	—
Balance, end of year	$1,112	$943	$862
RETAINED EARNINGS
Balance, beginning of year	$16,272	$15,199	$14,347
Net income attributable to the Company	3,143	2,016	1,742
Dividend equivalents declared and paid - (per share amounts: $2.00 in 2021, $1.84 in 2020, and $1.74 in 2019)	(12)	(11)	(10)
Dividends declared and paid – (per share amounts: $2.00 in 2021, $1.84 in 2020, and $1.74 in 2019)	(1,014)	(932)	(880)
Balance, end of year	$18,389	$16,272	$15,199
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(5,110)	$(5,055)	$(4,647)
Other comprehensive income (loss), net of tax	535	(55)	(408)
Balance, end of year	$(4,575)	$(5,110)	$(5,055)
TREASURY SHARES
Balance, beginning of year	$(3,562)	$(3,774)	$(3,567)
Issuance of shares under stock compensation plans and employee stock purchase plans	243	212	278
Purchase of treasury shares	(1,159)	—	(485)
Balance, end of year	$(4,478)	$(3,562)	$(3,774)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$156	$150	$73
Net income attributable to non-controlling interests	31	30	31
Distributions and other changes	(38)	(21)	(27)
Net non-controlling interests acquired	64	(3)	73
Balance, end of year	$213	$156	$150
TOTAL EQUITY	$11,222	$9,260	$7,943
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
The Risk and Insurance Services segment ("RIS") provides risk management solutions (risk advice, risk transfer and risk control and mitigation) as well as insurance and reinsurance broking and services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter. Marsh provides data-driven risk advisory services and solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities.
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer delivers advice and solutions that help organizations create a dynamic world of work, shape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver Wyman Group serves as critical strategic, economic and brand advisor to private sector and governmental clients.
Business Update Related To COVID-19
The World Health Organization declared COVID-19 a pandemic in March 2020. For almost two years, the pandemic has impacted businesses globally including virtually every geography in which the Company operates. Our businesses have been resilient throughout the pandemic and demand for our advice and services remains strong as the global economic conditions continue to improve.
Although the majority of our colleagues continue to work remotely, the Company has provided guidelines on return to the office depending on the level of virus containment and local health and safety regulations in each geography. The safety and well-being of our colleagues is paramount and the Company expects to continue to service clients effectively in both the remote and in-office environments.
The Company had strong revenue growth in 2021 and benefited from the continued recovery of the global economy. However, uncertainty remains in the economic outlook and the ultimate extent of the impact of COVID-19 to the Company will depend on future developments that it is unable to predict, including new "waves" of infection from emerging variants of the virus, potential renewed restrictions and mandates by various governments or agencies, and the distribution and uptake of vaccines and vaccine boosters.
Acquisition of JLT
On April 1, 2019, the Company completed the acquisition (the "Transaction") of all of the outstanding shares of Jardine Lloyd Thompson Group plc ("JLT"), a public company organized under the laws of England and Wales. JLT's results of operations for the period April 1, 2019 through December 31, 2019 are included in the Company’s results of operations for 2019. Prior to being acquired by the Company, JLT operated in three segments: Specialty, Reinsurance and Employee Benefits. JLT operated in 41 countries, with significant revenue in the United Kingdom, Pacific, Asia and the United States. As of April 1, 2019, the historical JLT businesses were combined into MMC operations as follows: JLT Specialty is included by geography within Marsh, JLT Reinsurance is included in Guy Carpenter and the majority of JLT's Employee Benefits business is included in Mercer Health and Wealth. The Company is expected to complete the integration of JLT during 2022.
Principles of Consolidation: The accompanying consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
Revenue: The Company provides detailed discussion regarding its revenue policies in Note 2, Revenue.
Cash and Cash Equivalents: Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside the United

States or as collateral under captive insurance arrangements. The Company maintained $303 million and $270 million related to these regulatory requirements at December 31, 2021 and 2020, respectively.
Fixed Assets: Fixed assets are stated at cost less accumulated depreciation and amortization. Expenditures for improvements are capitalized. Upon sale or retirement of an asset, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are charged to operations as incurred.
Depreciation of buildings, building improvements, furniture, and equipment is provided on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are depreciated over periods ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the periods covered by the applicable leases or the estimated useful life of the improvement, whichever is less. Buildings are depreciated over periods ranging from 30 to 40 years. The Company periodically reviews long-lived assets for impairment whenever events or changes indicate that the carrying value of assets may not be recoverable.
The components of fixed assets are as follows:

December 31,
(In millions)	2021	2020
Furniture and equipment	$811	$1,326
Land and buildings	385	379
Leasehold and building improvements	1,240	1,310
	2,436	3,015
Less-accumulated depreciation and amortization	(1,589)	(2,159)
	$847	$856
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
The Company holds investments in certain private equity funds. Investments in private equity funds are accounted for in accordance with the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for its proportionate share of the change in fair value of the funds are recorded in earnings. Investments using the equity method of accounting are included in "other assets" in the consolidated balance sheets.
In 2021, the Company recorded investment income of $61 million compared to an investment loss of $22 million in 2020 and investment income of $22 million in 2019. Investment income in 2021 is primarily due to gains from investments in private equity funds. The net investment loss in 2020 is primarily due to the loss on the sale of shares of Alexander Forbes ("AF"). The investment gain in 2019 includes gains of $10 million related to mark-to-market changes in equity securities and gains of $12 million related to investments in private equity funds and other investments.
Goodwill and Other Intangible Assets: Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is assessed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. A company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, a company may elect to proceed directly to the quantitative goodwill impairment test. When a quantitative test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter-end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, Goodwill and Other Intangibles, the Company elected to perform a qualitative impairment assessment during 2021.

Other intangible assets, which primarily consist of acquired customer lists, that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2021 and 2020.
Retirement Benefits: The Company maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans. The net periodic cost of the Company’s defined benefit plans is measured on an actuarial basis using various methods and assumptions.
The Company uses actuaries from Mercer, a subsidiary of the Company, to perform valuations of its pension plans. The long-term rate of return on plan assets assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan's assets. The Company utilizes a model developed by the Mercer actuaries to assist in the determination of this assumption. The model takes into account several factors, including: actual and target portfolio allocation; investment, administrative and trading expenses incurred directly by the plan trust; historical portfolio performance; relevant forward-looking economic analysis; and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio. Generally, the Company does not adjust the rate of return assumption from year to year if, at the measurement date, it is within the range between the 25th and 75th percentile of the expected long-term annual returns. Historical long-term average asset returns of the most significant plans are also reviewed to determine whether they are consistent and reasonable compared with the rate selected. The expected return on plan assets is determined by applying the assumed long-term rate of return to the market-related value of plan assets. This market-related value recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future market-related value of the assets will be impacted as previously deferred gains or losses are reflected. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions based on current rates and trends.
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
Defined Benefit Pension Plans in the U.K. and certain other countries allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the total of interest plus service costs ("settlement thresholds").
See Note 8, Retirement Benefits for additional information.

Leases: A lease is defined as a party obtaining the right to use an asset legally owned by another party. The Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets and lease liabilities are recorded at the lease commencement date. Lease liabilities are recognized at the present value of the contractual fixed lease payments. The Company uses discount rates to determine the present value of future lease payments. The Company primarily uses its incremental borrowing rate adjusted to reflect a secured rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists. The lease terms used to calculate the ROU asset and lease liability may include options to extend or terminate when it is reasonably certain that the Company will exercise that option. ROU assets are recognized equal to lease liabilities, adjusted for prepaid lease payments, initial direct costs and lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.
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
See Note 12, Leases for additional information.
Capitalized Software Costs: The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage, are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $475 million and $481 million, net of accumulated amortization of $1.7 billion and $1.6 billion as of December 31, 2021 and 2020, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies: The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The Company records a liability when a loss is both probable and reasonably estimable which requires significant management judgment. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses, including estimated legal costs. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could arise from such claims, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.
As of December 31, 2021, the Company’s liability for errors and omissions was $434 million, compared to $639 million at December 31, 2020, of which $79 million and $271 million, respectively, were included in accounts payable and accrued liabilities in the consolidated balance sheets. In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection under the Company’s various insurance programs.
The legal and other contingent liabilities described above are not discounted.

Income Taxes: The Company's effective tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax provision and in evaluating uncertain tax positions and the ability to realize deferred tax assets.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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
Costs for real estate consolidation are recognized based on the type of cost, and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any right-of-use asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the right-of-use asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the right-of-use asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the ROU asset are recognized based on the net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred.
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

Basic and Diluted EPS Calculation
(In millions, except per share data)	2021	2020	2019
Net income before non-controlling interests	$3,174	$2,046	$1,773
Less: Net income attributable to non-controlling interests	31	30	31
Net income attributable to the Company	$3,143	$2,016	$1,742
Basic weighted average common shares outstanding	507	506	506
Dilutive effect of potentially issuable common shares	6	6	5
Diluted weighted average common shares outstanding	513	512	511
Average stock price used to calculate common stock equivalents	$141.57	$109.12	$97.23
Fiduciary Assets and Liabilities: In its capacity as an insurance broker or agent, generally the Company collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. Risk and Insurance Services revenue includes interest on fiduciary funds of $15 million, $46 million and $105 million in 2021, 2020 and 2019, respectively. Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $13.0 billion and $11.2 billion at December 31, 2021 and 2020, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
The Company, through its Mercer subsidiary, manages assets in trusts or funds for which Mercer’s management or trustee fee is not considered a variable interest, since the fees are commensurate with the level of effort required to provide those services. Mercer is not the primary beneficiary of these trusts or funds. Mercer’s maximum exposure to loss of its interests is, therefore, limited to collection of its fees.
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

Such matters include:
•estimates of revenue;
•impairment assessments and charges;
•recoverability of long-lived assets;
•liabilities for errors and omissions;
•deferred tax assets, uncertain tax positions and income tax expense;
•share-based and incentive compensation expense;
•the allowance for current expected credit losses on receivables;
•useful lives assigned to long-lived assets, and depreciation and amortization; and
•fair value estimates of contingent consideration receivable or payable related to acquisitions or dispositions.
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered potential COVID-19 impacts to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. The ultimate extent to which COVID-19 will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on numerous evolving factors and future developments that it is not able to predict. Actual results may differ from these estimates.
New Accounting Pronouncement Adopted Effective January 1, 2022:
In October, 2021, the FASB issued new guidance for measuring contract assets and contract liabilities acquired in a business combination. In accordance with the new guidance, contract assets and contract liabilities should be measured in accordance with the guidance for revenue from contracts with customers as opposed to the guidance for business combinations. The guidance must be applied on a prospective basis, and is effective for fiscal years beginning after December 15, 2022, including interim periods therein. Early adoption is permitted. The Company elected to adopt this new standard effective January 1, 2022. Adoption of this guidance will not have a material impact on the Company's financial position or results of operations.
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
In December 2019, the FASB issued guidance related to the accounting for income taxes. The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (i) exception to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step-up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax and (iv) enacted changes in tax laws in interim periods. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.
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
Other revenue included in the consolidated statements of income that is not from contracts with customers is approximately 2% of total revenue, and therefore is not presented as a separate line item.
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
Revenue related to reinsurance brokerage for excess of loss ("XOL") treaties is estimated based on contractually specified minimum or deposit premiums, and adjusted as additional evidence of the ultimate amount of brokerage is received. Revenue for quota share treaties is estimated based on indications of estimated premium income provided by the ceding insurer. The estimated brokerage revenue recognized for quota share treaties is constrained to an amount that is probable to not have a significant negative adjustment. The estimated revenue and the constraint are evaluated as additional evidence of the ultimate amount of underlying risks to be covered and are received over the 12 to 18 months following the effective date of the placement.
In addition to compensation from its clients, the Company also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh's placements primarily driven by Marsh & McLennan Agency ("MMA") and parts of Marsh's international operations. Revenue for contingent commissions from insurers is estimated based on historical evidence of the achievement of the respective contingent metrics and recorded as the underlying policies that contribute to the achievement of the metric are placed. Due to the uncertainty of the amount of contingent consideration that will be received, the estimated revenue is constrained to an amount that is probable to not have a significant negative adjustment. Contingent consideration is generally received in the first quarter of the subsequent year.
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

Consulting projects in Mercer’s wealth and career businesses, and consulting projects in Oliver Wyman Group, typically consist of a single performance obligation, which is recognized over time as control is transferred continuously to customers. Therefore, revenue is typically recognized over time using an input measure of time expended to date relative to total estimated time to be incurred at project completion. Incurred hours represent services rendered and thereby faithfully depicts the transfer of control to the customer.
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
The following table disaggregates various components of the Company's revenue:

(In millions)	For the Years Ended December 31,
	2021	2020	2019
Marsh:
EMEA	$2,946	$2,575	$2,482
Asia Pacific (a)	1,462	1,059	953
Latin America	453	424	460
Total International	4,861	4,058	3,895
U.S./Canada	5,342	4,537	4,119
Total Marsh	10,203	8,595	8,014
Guy Carpenter	1,867	1,696	1,480
Subtotal	12,070	10,291	9,494
Fiduciary interest income	15	46	105
Total Risk and Insurance Services	$12,085	$10,337	$9,599

Mercer:
Wealth	$2,509	$2,348	$2,369
Health	1,855	1,793	1,796
Career	890	787	856
Total Mercer	5,254	4,928	5,021
Oliver Wyman Group	2,535	2,048	2,122
Total Consulting	$7,789	$6,976	$7,143
(a)Revenue in 2021 includes gain on the consolidation of Marsh India of $267 million.

The following table provides contract assets and contract liabilities information from contracts with customers.

(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Contract assets	$290	$236	$207
Contract liabilities	$776	$676	$593
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. The change in contract assets from January 1, 2021 to December 31, 2021 is primarily due to $547 million of additions during the period, partly offset by $493 million transferred to accounts receivables, as the rights to bill and collect became unconditional. The change in contract assets from January 1, 2020 to December 31, 2020 is primarily due to $311 million of additions during the period offset by $284 million transferred to accounts receivables. Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. The change in contract liabilities from January 1, 2021 to December 31, 2021 includes cash received for performance obligations not yet fulfilled of $642 million offset by revenue recognized in 2021 of $539 million that was included in the contract liability balance at the beginning of the year. The Company recognized revenue of $527 million in 2020 that was included in the contract liability balance at January 1, 2020.
The amount of revenue recognized in 2021, 2020 and 2019 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $84 million, $97 million, and $79 million respectively.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $187 million, primarily related to Mercer. The Company expects revenue in 2022, 2023, 2024, 2025 and 2026 and beyond of $70 million, $63 million, $31 million, $14 million and $9 million, respectively, related to these performance obligations.
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
At December 31, 2021, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $24 million, $290 million and $316 million, respectively. At December 31, 2020, the Company's capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $29 million, $253 million and $296 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheets. The Company recorded compensation and benefits expense of $1.5 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2021, 2020 and 2019, respectively, related to the amortization of these capitalized assets.
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
3.    Supplemental Disclosures
The following table provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31,
(In millions)	2021	2020	2019
Assets acquired, excluding cash	$1,697	$929	$8,655
Fiduciary liabilities assumed	(18)	(21)	(1,276)
Liabilities assumed	(213)	(78)	(2,804)
Non-controlling interests assumed	(64)	—	(280)
Fair value of previously-held equity method investment	(390)	—	—
Contingent and deferred purchase consideration	(153)	(183)	(66)
Net cash outflow for acquisitions	$859	$647	$4,229

(In millions)	2021	2020	2019
Interest paid	$441	$481	$427
Income taxes paid, net of refunds	$1,069	$673	$661
The classification of contingent consideration payments in the consolidated statement of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2021	2020	2019
Operating:
Contingent consideration payments	$(49)	$(48)	$(41)
Prior year dispositions cash received	19	—	—
Acquisition/disposition related net charges for adjustments	57	26	68
Adjustments and payments related to contingent consideration	$27	$(22)	$27
Financing:
Contingent purchase consideration	$(28)	$(54)	$(22)
Deferred purchase consideration related to prior years' acquisitions	(89)	(68)	(43)
Payments of deferred and contingent consideration for acquisitions	$(117)	$(122)	$(65)

Receipt of contingent consideration related to prior year dispositions	$71	$—	$—
The Company had non-cash issuances of common stock under its share-based payment plan of $228 million, $219 million and $165 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $348 million, $290 million and $252 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Allowance for Credit Losses on Accounts Receivable
On January 1, 2020, the Company adopted the new guidance on the impairment of financial instruments. The Company’s policy for providing an allowance for credit losses on its accounts receivable is a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses.
An analysis of the allowance for credit losses for the years ended December 31, 2021 and 2020 is provided below. The analysis for 2019 is based on the Company's allowance for doubtful accounts model prior to adoption of the new accounting guidance:

For the Years Ended December 31,
(In millions)	2021	2020	2019
Balance at beginning of year	$142	$140	$112
Provision charged to operations	46	47	32
Accounts written-off, net of recoveries	(16)	(30)	(16)
Effect of exchange rate changes and other	(6)	(15)	12
Balance at end of year	$166	$142	$140
4.    Accumulated Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of AOCI for the years ended December 31, 2021 and 2020, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension and Post-Retirement Plans Losses	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2021	$(4,126)	$(984)	$(5,110)
Other comprehensive gain (loss) before reclassifications	765	(389)	376
Amounts reclassified from accumulated other comprehensive loss	159	—	159
Net current period other comprehensive gain (loss)	924	(389)	535
Balance as of December 31, 2021	$(3,202)	$(1,373)	$(4,575)

(In millions)	Pension and Post-Retirement Plans Losses	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2020	$(3,512)	$(1,543)	$(5,055)
Other comprehensive (loss) gain before reclassifications	(739)	559	(180)
Amounts reclassified from accumulated other comprehensive loss	125	—	125
Net current period other comprehensive (loss) gain	(614)	559	(55)
Balance as of December 31, 2020	$(4,126)	$(984)	$(5,110)

The components of other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 are as follows:

For the Year Ended December 31,	2021
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(389)	$—	$(389)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(2)	—	(2)
Net actuarial losses (a)	208	52	156
Effect of curtailment (a)	2	1	1
Effect of settlement (a)	5	1	4
Subtotal	213	54	159
Net gains arising during period	1,003	249	754
Foreign currency translation adjustments	19	4	15
Other adjustments	(6)	(2)	(4)
Pension/post-retirement plans gains	1,229	305	924
Other comprehensive income	$840	$305	$535
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

For the Year Ended December 31,	2020
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$559	$—	$559
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(2)	(1)	(1)
Net actuarial losses (a)	161	37	124
Effect of settlement (a)	3	1	2
Subtotal	162	37	125
Net losses arising during period	(772)	(177)	(595)
Foreign currency translation adjustments	(163)	(28)	(135)
Other adjustments	(11)	(2)	(9)
Pension/post-retirement plans losses	(784)	(170)	(614)
Other comprehensive loss	$(225)	$(170)	$(55)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

For the Year Ended December 31,	2019
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$148	$(3)	$151
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(2)	(1)	(1)
Net actuarial losses (a)	102	22	80
Effect of settlement (a)	6	1	5
Subtotal	106	22	84
Net losses arising during period	(758)	(154)	(604)
Foreign currency translation adjustments	(50)	(11)	(39)
Pension/post-retirement plans losses	(702)	(143)	(559)
Other comprehensive loss	$(554)	$(146)	$(408)
(a) Components of net periodic pension cost are included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

The components of accumulated other comprehensive income (loss) are as follows:

(In millions)	December 31, 2021	December 31, 2020
Foreign currency translation adjustments (net of deferred tax asset of $13 in 2021 and $11 in 2020, respectively)	$(1,373)	$(984)
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,501 and $1,805 in 2021 and 2020, respectively)	(3,202)	(4,126)
	$(4,575)	$(5,110)

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
The Risk and Insurance Services segment completed eight acquisitions during 2021.
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
•November – MMA acquired Pelnik Insurance, a North Carolina-based full-service broker providing business insurance, employee health and benefits, and private client services to midsize businesses and individuals throughout the Mid-Atlantic, Southwest Truck Insurance Agency, Inc., a Texas-based broker providing business insurance for the trucking industry, serving clients in the U.S., and Mexico and InSource Insurance Group LLC, a Texas-based full-service broker providing business insurance, employee health and benefits, private client and surety services to the oil and gas, construction, manufacturing, and transportation industries.
•December – Marsh acquired Services Assurance Monétique (SAM), a France-based affinity insurance broker specializing in bank and retail insurance markets and increased its ownership interest in Marsh India Insurance Broker Private Limited ("Marsh India") from 49% to 92%.
The Consulting segment completed one acquisition during 2021.
•November – Oliver Wyman Group acquired Huron Consulting Group’s life sciences strategy consulting practice in the U.S. and the U.K., which assists clients in addressing their most important commercial strategy, marketing, pricing, market access and research and development challenges.
Total purchase consideration for acquisitions made during 2021 was approximately $1.4 billion, which consisted of cash paid of $888 million, deferred purchase and estimated contingent consideration of $153 million and the fair value of a previously held equity method investment in Marsh India of $390 million.
Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. During 2021, the Company also paid $89 million of deferred purchase consideration and $77 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2021 based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions for the Year-Ended December 31, 2021
(In millions)
Cash	$888
Estimated fair value of deferred/contingent consideration	153
Fair value of previously-held equity method investment	390
Total consideration	$1,431
Allocation of purchase price:
Cash and cash equivalents	$11
Cash and cash equivalents held in a fiduciary capacity	18
Net receivables	77
Other current assets	20
Goodwill	1,045
Other intangible assets	508
Fixed assets, net	5
Right of use assets	36
Other assets	6
Total assets acquired	1,726
Current liabilities	72
Fiduciary liabilities	18
Long-term lease liabilities	36
Other liabilities	105
Total liabilities assumed	231
Non-controlling interests	64
Net assets acquired	$1,431
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

The following table provides information about intangible assets acquired during 2021:

Intangible assets through December 31, 2021 (In millions)	Amount	Weighted Average Amortization Period
Customer relationships	$494	13.3 years
Other	14	3.8 years
	$508
The consolidated statement of income for 2021 includes approximately $114 million of revenue and operating income of $3 million related to acquisitions made during 2021. The consolidated statement of income for 2020 includes approximately $169 million of revenue and $11 million of operating income related to acquisitions made during 2020, and the consolidated statement of income for 2019 includes approximately $1.2 billion of revenue and $40 million of operating loss related to acquisitions made during 2019.
In 2021 and 2020, acquisition-related costs were $5 million and $3 million, respectively, primarily related to legal fees. In 2019, the Company incurred acquisition-related costs, primarily for legal, investment banking and U.K. stamp duty tax related to the acquisition of JLT, of $125 million.
In December 2021, in connection with its increased investment in Marsh India, the Company recorded a gain of $267 million related to the re-measurement of its previously held equity method investment to fair value. The fair value of the pre-existing equity method investment was calculated using an average of applying an income approach based on discounted future cash flows and market approach.
Dispositions
During 2021, the Company sold certain businesses, primarily in the U.S. and the U.K., for cash proceeds of approximately $84 million and recognized a net gain of approximately $50 million, primarily related to the commercial networks business in the U.K. that provided broking and back-office solutions for small independent brokers.
Prior year acquisitions
During 2020, the Risk and Insurance Services segment completed seven acquisitions.
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
•April – MMA acquired Assurance Holdings, Inc., an Illinois-based full-service brokerage providing business insurance, employee benefits, private client insurance, and retirement services to businesses and individuals across the U.S.
•June – MMA acquired Nico Insurance Services, Inc., a California-based agency providing employee benefits solutions to groups and individuals.
•December – MMA acquired Heritage Insurance Services, Inc., a Kentucky-based full service broker that provides commercial property and casualty and personal lines primarily in the trucking and transportation industry, Inspro Insurance, Inc., a Nebraska-based full-service broker that provides commercial property and casualty insurance, personal lines and employee benefits services, and Compass Financial Partners, LLC, a North Carolina-based retirement consulting and investment advisory firm.
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
Prior year dispositions
During 2020, the Company sold certain businesses, primarily in the U.S. and the U.K., for cash proceeds of approximately $98 million.
In February and May 2020, the Company sold approximately 240 million shares of the common stock of Alexander Forbes (AF). Upon completion of the sale of shares in May 2020, the investment in AF was accounted at fair value, with investment gains and losses recorded as investment income in the consolidated statement of income.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2021, 2020 and 2019. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2020 and reflects acquisitions made in 2020 as if they occurred on January 1, 2019. The 2019 information includes 2019 acquisitions as if they occurred on January 1, 2018. The pro-forma information includes the effects of amortization of acquired intangibles in all years. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
Revenue	$20,008	$17,586	$17,323
Net income attributable to the Company	$3,179	$2,042	$1,877
Basic net income per share attributable to the Company	$6.27	$4.03	$3.71
Diluted net income per share attributable to the Company	$6.20	$3.99	$3.67
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
Changes in the carrying amount of goodwill are as follows:

(In millions)	2021	2020
Balance as of January 1, as reported	$15,517	$14,671
Goodwill acquired	1,045	593
Other adjustments(a)	(245)	253
Balance at December 31,	$16,317	$15,517
(a) Primarily reflects the impact of foreign exchange and dispositions.
The goodwill acquired in 2021 and 2020 included approximately $96 million and $179 million, respectively, which is deductible for tax purposes, primarily related to the Risk and Insurance Services segment.
Goodwill allocable to the Company’s reportable segments is as follows: Risk and Insurance Services, $12.5 billion and Consulting, $3.8 billion.
The gross cost and accumulated amortization of intangible assets at December 31, 2021 and 2020 are as follows:

(In millions)	2021			2020
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$4,066	$1,334	$2,732	$3,713	$1,170	$2,543
Other(a)	365	287	78	386	230	156
Amortized intangibles	$4,431	$1,621	$2,810	$4,099	$1,400	$2,699
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $365 million, $351 million, and $314 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)
2022	$350
2023	327
2024	307
2025	271
2026	252
Subsequent years	1,303
$2,810

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions)	2021	2020	2019
Income before income taxes:
U.S.	$1,590	$1,075	$657
Other	2,618	1,718	1,782
	$4,208	$2,793	$2,439

The expense (benefit) for income taxes is comprised of:
Current –
U.S. Federal	$251	$172	$70
Other national governments	714	456	455
U.S. state and local	132	79	57
	1,097	707	582
Deferred –
U.S. Federal	(40)	40	69
Other national governments	(12)	(14)	(16)
U.S. state and local	(11)	14	31
	(63)	40	84
Total income taxes	$1,034	$747	$666
The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions)	2021	2020
Deferred tax assets:
Accrued expenses not currently deductible(a)	$647	$547
Differences related to non-U.S. operations(b)	293	294
Accrued U.S. retirement benefits	293	494
Net operating losses(c)	183	60
Income currently recognized for tax	29	25
Other	32	43
	$1,477	$1,463

Deferred tax liabilities:
Differences related to non-U.S. operations	$624	$569
Depreciation and amortization	506	491
Accrued retirement & postretirement benefits - non-U.S. operations	403	143
Capitalized expenses currently recognized for tax	98	87
Other	32	32
	$1,663	$1,322
(a)Net of valuation allowances of $2 million in 2021 and none in 2020.
(b)Net of valuation allowances of $144 million in 2021 and $123 million in 2020.
(c)Net of valuation allowances of $88 million in 2021 and $75 million in 2020.

December 31,
(In millions)	2021	2020
Balance sheet classifications:
Deferred tax assets	$551	$702
Other liabilities	$737	$561
The amount of cumulative undistributed earnings that are indefinitely reinvested in non-U.S. subsidiaries is approximately $730 million as of December 31, 2021. While no additional U.S. federal income tax would be required if such earnings were repatriated, additional state and withholding taxes would apply. The amount of these additional taxes is estimated to be approximately $70 million.

Future U.S. federal tax costs related to basis differences in non-U.S. subsidiaries would primarily be realized through the U.S. GILTI tax regime. The Company elected to recognize GILTI tax costs as a period cost and therefore, has not provided deferred tax liabilities on these basis differences.
A reconciliation from the U.S. federal statutory income tax rate to the Company’s effective income tax rate is shown below:

For the Years Ended December 31,	2021	2020	2019
U.S. Federal statutory rate	21.0%	21.0%	21.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	2.3	2.5	3.0
Differences related to non-U.S. operations	0.1	2.3	3.0
U.K. statutory rate change	2.6	—	—
Gain on consolidation of business	(1.5)	—	—
Equity compensation	(0.7)	(1.4)	(1.3)
Uncertain tax positions	0.1	1.1	—
Other	0.7	1.2	1.6
Effective tax rate	24.6%	26.7%	27.3%
The rates in all periods reflect the effects of tax planning and the ongoing impact of regulatory and other guidance as it became available. The tax rate in 2021 includes the effect of a statutory rate change in the U.K., the tax effect of a gain from the fair value re-measurement of the Company’s previously held equity method investment in Marsh India upon the Company increasing its ownership interest from 49% to 92%, which the Company has asserted will be indefinitely reinvested, and certain tax planning. The tax rate in 2020 includes a valuation allowance for certain tax credits, the impact of uncertain tax positions and certain tax planning benefits. The 2019 rate includes certain tax costs related to JLT integration and restructuring activity.
A valuation allowance was recorded to adjust deferred tax assets to the amount that the Company believes is more likely than not to be realized. Valuation allowances had net increases of $36 million, $72 million and $60 million in 2021, 2020, and 2019, respectively. Adjustments of the beginning of the year balances of valuation allowances increased income tax expense by $2 million during 2021. Adjustments of the beginning of the year valuation allowances in 2020 decreased income tax expense by $14 million, while in 2019 changes to the beginning of year valuation allowance had no impact on income tax expense. Approximately 29% of the Company’s net operating loss carryforwards expire from 2022 through 2038, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2021 comprised federal, state and local, and non-U.S. tax benefits of $9 million, $24 million, and $246 million, respectively, before reduction for valuation allowances.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019:

(In millions)	2021	2020	2019
Balance at January 1,	$98	$86	$78
Additions, based on tax positions related to current year	2	9	8
Additions for tax positions of prior years	11	25	15
Reductions for tax positions of prior years	(1)	(9)	(1)
Settlements	(1)	(4)	(1)
Lapses in statutes of limitation	(15)	(9)	(13)
Balance at December 31,	$94	$98	$86
Of the total unrecognized tax benefits at December 31, 2021, 2020 and 2019, $87 million, $90 million and $75 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2021, 2020 and 2019, before any applicable federal benefit, was $45 million, $40 million and $31 million, respectively.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction, the Company participates in the Internal Revenue Service’s ("IRS") Compliance Assurance Process ("CAP"), which is structured to be, in effect, a real-time audit. During 2021, the IRS concluded its examination of the Company’s 2017, 2018 and 2019 tax returns. Due to its status as a compliant taxpayer, the Company was accepted into the Bridge phase of the CAP program for tax years 2020 and 2021, and therefore, generally will not be audited by the IRS for those years.
New York is a significant tax jurisdiction for the Company. New York State and New York City have continuing examinations underway for various entities covering the years 2010 through 2018. During 2020, New York City initiated an audit for the tax years 2016 through 2018.
We conduct business through multiple legal entities in significant jurisdictions outside the United States. Separate audits for individual entities within a jurisdiction may open or close within a particular year.
The status of audits for significant jurisdictions outside the United States are summarized in the table below:

Tax Audit (Years)
Jurisdiction:	Initiated in 2021	Ongoing	Concluded
France		2017-2018	2011, 2012 during 2018
Germany		2013-2016	2009-2012 during 2018
Hong Kong	2019
Italy		2015-2017
Singapore	2017-2019	2018
United Kingdom	2019	2016-2018	2014, 2015 during 2018
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $47 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.

8.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees.
Combined U.S. and Non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and post-retirement benefit plans are as follows:

	Pension Benefits		Post-retirement Benefits
	2021	2020	2021	2020
Weighted average assumptions:
Discount rate (for expense)	1.92%	2.57%	2.42%	2.72%
Expected return on plan assets	4.73%	5.31%	—	—
Rate of compensation increase (for expense)*	1.85%	1.76%	—	—
Discount rate (for benefit obligation)	2.28%	1.92%	2.36%	2.42%
Rate of compensation increase (for benefit obligation)*	2.16%	1.85%	—	—
*Rate of compensation increase assumptions include a zero percent rate of compensation increase for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 60% equities and equity alternatives and 40% fixed income. At the end of 2021, the actual allocation for the U.S. plans was 65% equities and equity alternatives and 35% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 81% of non-U.S. plan assets, is 26% equities and equity alternatives and 74% fixed income. At the end of 2021, the actual allocation for the U.K. plans was 28% equities and equity alternatives and 72% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The components of the net periodic benefit cost for defined benefit and other post-retirement plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Post-retirement
For the Years Ended December 31,	Benefits			Benefits
(In millions)	2021	2020	2019	2021	2020	2019
Service cost	$38	$36	$31	$1	$—	$—
Interest cost	341	421	487	2	3	3
Expected return on plan assets	(832)	(844)	(863)	—	—	—
Amortization of prior service	—	—	—	(2)	(2)	(2)
Recognized actuarial loss (gain)	206	161	104	1	—	(1)
Net periodic benefit (credit) cost	$(247)	$(226)	$(241)	$2	$1	$—
Curtailment loss	2	—	—	—	—	—
Plan termination	—	1	—	—	—	—
Settlement loss	5	3	7	—	—	—
Total (credit) cost	$(240)	$(222)	$(234)	$2	$1	$—

The following table provides the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2021	2020	2019	2021	2020	2019
Compensation and benefits expense	$38	$36	$31	$1	$—	$—
Other net benefit (credit) cost	(278)	(258)	(265)	1	1	—
Total (credit) cost	$(240)	$(222)	$(234)	$2	$1	$—
Pension Settlement Charge
The Company recorded $5 million, $3 million and $7 million of non-cash settlement charges for the years ended December 31, 2021, 2020 and 2019 respectively, related to non-U.S. plans.
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
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. plan, the category ranges are 56-64% for equities and equity alternatives, and 36-44% for fixed income. For the U.K. plans, the category ranges are 23-29% for equities and equity alternatives, and 71-77% for fixed income. Asset allocation is monitored frequently and re-balancing actions are taken as appropriate.
Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.

U.S. Plans
The following tables provide information concerning the Company’s U.S. defined benefit pension and post-retirement benefit plans:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$6,914	$6,322	$31	$31
Interest cost	184	213	1	1
Employee contributions	—	—	4	4
Plan amendments	1	—	—	—
Actuarial (gain) loss	(227)	650	(1)	1
Benefits paid	(278)	(271)	(7)	(6)
Benefit obligation, December 31	$6,594	$6,914	$28	$31
Change in plan assets:
Fair value of plan assets at beginning of year	$5,100	$4,715	$2	$2
Actual return on plan assets	680	591	—	—
Employer contributions	35	65	3	3
Employee contributions	—	—	4	4
Benefits paid	(278)	(271)	(7)	(6)
Other	—	—	—	(1)
Fair value of plan assets, December 31	$5,537	$5,100	$2	$2
Net funded status, December 31	$(1,057)	$(1,814)	$(26)	$(29)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(31)	$(30)	$(1)	$(1)
Non-current liabilities	(1,026)	(1,784)	(25)	(28)
Net liability recognized, December 31	$(1,057)	$(1,814)	$(26)	$(29)
Amounts recognized in other comprehensive income (loss):
Prior service cost	$(1)	$—	$—	$—
Net actuarial (loss) gain	(1,777)	(2,446)	3	3
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,778)	$(2,446)	$3	$3
Cumulative employer contributions in excess of (less than) net periodic cost	721	632	(29)	(32)
Net amount recognized in consolidated balance sheet	$(1,057)	$(1,814)	$(26)	$(29)
Accumulated benefit obligation at December 31	$6,594	$6,914	$—	$—

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2021	2020	2021	2020
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(2,446)	$(2,114)	$3	$4
Recognized as component of net periodic benefit cost (credit)	90	72	(1)	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Other	(1)	—	—	—
Liability experience	227	(650)	1	(1)
Asset experience	353	246	—	—
Total gain (loss) recognized as change in plan assets and benefit obligations	579	(404)	1	(1)
Net actuarial (loss) gain, December 31	$(1,777)	$(2,446)	$3	$3

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Post-retirement Benefits
(In millions)	2021	2020	2019	2021	2020	2019
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(722)	$272	$160	$—	$2	$2
The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the U.S. defined benefit and other U.S. post-retirement plans are as follows:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
	2021	2020	2021	2020
Weighted average assumptions:
Discount rate (for expense)	2.73%	3.44%	2.18%	3.10%
Expected return on plan assets	7.03%	7.82%	—	—
Discount rate (for benefit obligation)	3.00%	2.73%	2.56%	2.18%

The accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $6.6 billion and $5.5 billion, respectively, as of December 31, 2021 and $6.9 billion and $5.1 billion, respectively, as of December 31, 2020.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $6.6 billion and $5.5 billion, respectively, as of December 31, 2021 and $6.9 billion and $5.1 billion, respectively, as of December 31, 2020. The decrease in the benefit obligation in 2021 compared to 2020 reflects the increase in discount rates used to measure plan liabilities.
As of December 31, 2021, the U.S. qualified plan holds 2 million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 6.3% of that plan's assets as of December 31, 2021.
The components of the net periodic benefit credit (cost) for the U.S. defined benefit and other post-retirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2021	2020	2019	2021	2020	2019
Interest cost	$184	$213	$241	1	1	1
Expected return on plan assets	(327)	(345)	(343)	—	—	—
Recognized actuarial loss (gain)	90	72	44	(1)	—	(1)
Net periodic benefit (credit) cost	$(53)	$(60)	$(58)	$—	$1	$—
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 5.5% in 2021, gradually declining to 4% in 2045. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%.
Estimated Future Contributions
The Company expects to contribute approximately $31 million to its U.S. plans in 2022. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law.

Non-U.S. Plans
The following tables provide information concerning the Company’s non-U.S.defined benefit pension and post-retirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$12,998	$11,321	$73	$61
Service cost	38	36	1	—
Interest cost	157	208	1	2
Employee contributions	2	2	—	—
Actuarial (gain) loss	(617)	1,273	(4)	10
Plan amendments	7	11	—	—
Effect of settlement	(16)	(13)	—	—
Effect of curtailment	(2)	—	—	—
Special termination benefits	—	1	—	—
Benefits paid	(395)	(402)	(3)	(2)
Foreign currency changes	(115)	561	—	2
Benefit obligation, December 31	$12,057	$12,998	$68	$73
Change in plan assets:
Fair value of plan assets at beginning of year	$14,028	$12,313	$—	$—
Actual return on plan assets	306	1,415	—	—
Effect of settlement	(16)	(13)	—	—
Company contributions	95	78	3	2
Employee contributions	2	2	—	—
Benefits paid	(395)	(402)	(3)	(2)
Foreign currency changes	(165)	635	—	—
Fair value of plan assets, December 31	$13,855	$14,028	$—	$—
Net funded status, December 31	$1,798	$1,030	$(68)	$(73)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$2,269	$1,764	$—	$—
Current liabilities	(6)	(7)	(3)	(3)
Non-current liabilities	(465)	(727)	(65)	(70)
Net asset (liability) recognized, December 31	$1,798	$1,030	$(68)	$(73)
Amounts recognized in other comprehensive loss:
Prior service (credit) cost	$(18)	$(13)	$7	$9
Net actuarial loss	(2,904)	(3,467)	(10)	(16)
Total recognized accumulated other comprehensive (loss) income, December 31	$(2,922)	$(3,480)	$(3)	$(7)
Cumulative employer contributions in excess of (less than) net periodic cost	4,720	4,510	(65)	(66)
Net asset (liability) recognized in consolidated balance sheets, December 31	$1,798	$1,030	$(68)	$(73)
Accumulated benefit obligation, December 31	$11,830	$12,736	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2021	2020	2021	2020
Reconciliation of prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning balance	$(13)	$(2)	$9	$11
Recognized as component of net periodic benefit credit:
Amortization of prior service credit	—	—	(2)	(2)
Effect of curtailment	2	—	—	—
Total recognized as component of net periodic benefit cost (credit)	2	—	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	(7)	(11)	—	—
Prior service (cost) credit, December 31	$(18)	$(13)	$7	$9

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2021	2020	2021	2020
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(3,467)	$(3,055)	$(16)	$(5)
Recognized as component of net periodic benefit cost:
Amortization of net loss	116	89	2	—
Effect of settlement	5	3	—	—
Total recognized as component of net periodic benefit credit	121	92	2	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	617	(1,273)	4	(10)
Asset experience	(199)	916	—	—
Effect of curtailment	2	—	—	—
Total amount recognized as change in plan assets and benefit obligations	420	(357)	4	(10)
Exchange rate adjustments	22	(147)	—	(1)
Net actuarial loss, December 31	$(2,904)	$(3,467)	$(10)	$(16)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2021	2020	2019	2021	2020	2019
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(745)	$261	$311	$(2)	$13	$5

The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the non-U.S. defined benefit plans are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
	2021	2020	2021	2020
Weighted average assumptions:
Discount rate (for expense)	1.49%	2.09%	1.96%	2.53%
Expected return on plan assets	3.89%	4.35%	—	—
Rate of compensation increase (for expense)	2.84%	2.75%	—	—
Discount rate (for benefit obligation)	1.89%	1.49%	2.28%	1.96%
Rate of compensation increase (for benefit obligation)	3.34%	2.84%	—	—
The accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1.6 billion and $1.2 billion, respectively, as of December 31, 2021 and $3.1 billion and $2.5 billion, respectively, as of December 31, 2020.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $1.7 billion and $1.2 billion, respectively, as of December 31, 2021 and $3.3 billion and $2.6 billion, respectively, as of December 31, 2020.
The decrease in the benefit obligation in 2021 compared to 2020 reflects an actuarial gain primarily due to the increase in discount rates used to measure plan liabilities.
Components of Net Periodic Benefits Costs
The components of the net periodic benefit cost for the non-U.S. defined benefit and other post-retirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2021	2020	2019	2021	2020	2019
Service cost	$38	$36	$31	$1	$—	$—
Interest cost	157	208	246	1	2	2
Expected return on plan assets	(505)	(499)	(520)	—	—	—
Amortization of prior service credit	—	—	—	(2)	(2)	(2)
Recognized actuarial loss	116	89	60	2	—	—
Net periodic benefit credit	(194)	(166)	(183)	2	—	—
Settlement loss	5	3	7	—	—	—
Curtailment loss	2	—	—	—	—	—
Special termination benefits	—	1	—	—	—	—
Total credit	$(187)	$(162)	$(176)	$2	$—	$—
The assumed health care cost trend rate was approximately 4.94% in 2021, gradually declining to 4.36% in 2040. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans.
Estimated Future Contributions
The Company expects to contribute approximately $147 million to its non-U.S. pension plans in 2022. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
In the U.K., the assumptions used to determine pension contributions are the result of legally prescribed negotiations between the Company and the plans' trustee that typically occurs every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
During 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $38 million to the JLT section in 2021 and is expected to make contributions totaling approximately $112 million in 2022. The funding level of the JLT section will be reassessed during 2022 to determine contributions from 2023 onwards.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2019 based on the surplus funding position at December 31, 2018. Under the agreement no deficit funding is required until 2023. The funding level will be re-assessed during 2022, as part of the December 31, 2021 actuarial valuation, to determine if contributions are required in 2023. As part of a long-term strategy, which depends on having greater influence over asset allocation and overall investment decisions, in November 2019 the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million over a seven-year period.
Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and post-retirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
2022	$300	$349	$4	$3
2023	$312	$376	$3	$3
2024	$323	$380	$3	$3
2025	$329	$391	$3	$3
2026	$335	$403	$3	$3
2027-2031	$1,719	$2,225	$9	$15
Defined Benefit Plans Fair Value Disclosures
The U.S. and non-U.S. plan investments are classified into Level 1, which refers to investments valued using quoted prices from active markets for identical assets; Level 2, which refers to investments not traded on an active market but for which observable market inputs are readily available; Level 3, which refers to investments valued based on significant unobservable inputs; and NAV, which refers to investments valued using net asset value as a practical expedient. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 10, Fair Value Measurements, for further description of fair value hierarchy leveling.

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2021 and 2020:

	Fair Value Measurements at December 31, 2021
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$476	$—	$—	$5,221	$5,697
Corporate obligations	—	4,209	—	—	4,209
Corporate stocks	2,368	44	1	—	2,413
Private equity/partnerships	—	—	—	1,531	1,531
Government securities	15	7,364	—	—	7,379
Real estate	—	—	—	356	356
Short-term investment funds	681	—	—	—	681
Company common stock	348	—	—	—	348
Other investments	11	6	662	—	679
Total investments	$3,899	$11,623	$663	$7,108	$23,293
Net derivative liabilities	—	(3,899)	—	—	(3,899)
Net investments	$3,899	$7,724	$663	$7,108	$19,394

	Fair Value Measurements at December 31, 2020
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$561	$—	$—	$4,298	$4,859
Corporate obligations	—	4,707	2	—	4,709
Corporate stocks	2,737	39	1	—	2,777
Private equity/partnerships	—	—	—	1,353	1,353
Government securities	15	4,331	—	—	4,346
Real estate	—	—	—	487	487
Short-term investment funds	1,040	—	—	—	1,040
Company common stock	234	—	—	—	234
Other investments	13	7	771	—	791
Total investments	$4,600	$9,084	$774	$6,138	$20,596
Net derivative liabilities	—	(1,522)	—	—	(1,522)
Net investments	$4,600	$7,562	$774	$6,138	$19,074

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2021 and December 31, 2020:

Assets (In millions)	Fair Value, January 1, 2021	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2021
Other investments	$773	$19	$(15)	$(78)	$1	$(36)	$(2)	$662
Corporate stocks	1	1	—	(1)	—	—	—	1
Total assets	$774	$20	$(15)	$(79)	$1	$(36)	$(2)	$663

Assets (In millions)	Fair Value, January 1, 2020	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2020
Other investments	$682	$20	$(12)	$25	$1	$55	$2	$773
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$683	$20	$(12)	$25	$1	$55	$2	$774
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
Common/Collective trusts: Trust assets include mutual funds that are valued based on readily determinable market values and other assets valued at the net asset value of units of a bank collective trust. The net asset value as provided by the trustee, is used as a practical expedient to estimate fair value. The net asset value is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value.
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
Short-term investment funds: Primarily high-grade money market instruments valued at a readily determinable price.
Registered investment companies: Valued at the closing price reported on the primary exchange.
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("MMC 401(k) Plan") and the Marsh & McLennan Agency Savings and Investment Plan (collectively, the "401(k) Plans"), that are qualified under U.S. tax laws. For the 401(k) Plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations, and the Company matches a fixed portion of the employees’ contributions. In addition, the Company also amended the MMC 401(k) Plan for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plans contain an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $742 million of the 401(k) Plans' assets at December 31, 2021 and $537 million at December 31, 2020 were invested in the Company’s common stock. If a participant does not choose an investment direction for his or her future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $150 million in 2021, $145 million in 2020 and $139 million in 2019. In addition, the Company has significant defined contribution plans in the U.K. As noted above, effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. In addition, the Company has assumed responsibility for the defined contribution section of the JLT U.K. plan. The cost of the U.K. defined contribution plan was $141 million, $121 million and $100 million in 2021, 2020 and 2019, respectively.
9.    Stock Benefit Plans
The Company maintains multiple stock-based payment arrangements under which employees may be awarded restricted stock units, stock options and other forms of stock-based benefits.
Marsh & McLennan Companies, Inc. Incentive and Stock Award Plans
On May 21, 2020, the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (the "2020 Plan") was approved by the Company's stockholders. The 2020 Plan replaced the Company's previous equity incentive plan, the 2011 Incentive and Stock Award Plan.
The types of awards permitted under the 2020 Plan include stock options, restricted stock units payable in Company common stock or cash, and other stock-based awards. Performance-based restricted stock units are referred to as performance stock units. The 2020 Plan contains a provision which, in the event of a change in control of the Company, may accelerate the vesting of awards. This provision requires both a change in control of the Company and a subsequent specified termination of employment for vesting to be accelerated. There are 20 million shares approved for issuance under the 2020 plan. The total number of shares issued in connection with full-value awards may not exceed 12.5 million shares. Full-value awards include awards such as restricted stock units and performance stock units but exclude stock options.
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
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Risk-free interest rate	0.79%	1.44%	2.51%
Expected life (in years)	6.0	6.0	6.0
Expected volatility	23.45%	20.33%	20.93%
Expected dividend yield	1.58%	1.53%	1.82%
A summary of the status of the Company’s stock option awards as of December 31, 2021 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2021	7,769,895	$79.71
Granted	1,324,618	$117.53
Exercised	(1,676,783)	$61.42
Forfeited	(200,605)	$105.98
Balance at December 31, 2021	7,217,125	$90.17	6.4 years	$601,999
Options vested or expected to vest at December 31, 2021	7,128,248	$89.98	6.5 years	$595,954
Options exercisable at December 31, 2021	3,988,943	$75.19	5.1 years	$392,470
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted during the years ended December 31, 2021, 2020 and 2019 was $22.25, $21.09 and $17.87, respectively. The total intrinsic value of options exercised during the same periods was $137.5 million, $159.3 million and $136.7 million, respectively.
As of December 31, 2021, there was $15.0 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.13 years. Cash received from the exercise of stock options for the years ended December 31, 2021, 2020 and 2019 was $103.0 million, $72.0 million and $106.5 million, respectively.
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
The payout for PSU awards granted prior to 2020 is based on the achievement of the Company's performance measures, based on adjusted EPS growth as modified for executive compensation purposes and measured on a three-year annualized growth basis, and paid out generally over the three-year performance period. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management’s estimate of the number of units expected to vest and shares to be paid and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period.
The payout for PSU awards granted in 2020 and 2021 is based on the achievement of the Company's adjusted EPS growth as well as a relative total stockholder return ("TSR") modifier versus the S&P 500 companies. The TSR modifier is a market condition with the grant-date fair value determined using a Monte Carlo simulation model. The Monte Carlo model takes into account several factors and assumptions including the risk-free interest rate, historical volatility of and correlations between the stock prices of the Company and the S&P 500 companies, and the Company’s relative TSR versus S&P 500 companies for the brief portion of the three-year performance period prior to the grant date.
The number of shares actually earned at the end of the three-year period will vary, based on actual Company financial performance, and for 2020 and 2021 PSU awards, relative TSR, from 0% to 200% of the number of performance share units granted.
The assumptions used in the Monte Carlo simulation model for PSU's granted with the TSR modifier by the Company in 2021 include:

2021
Risk-Free Interest Rate	0.20%
Dividend Yield	1.7%
Volatility	25.0%
Initial TSR	2.6%
A summary of the status of the Company's RSU and PSU awards as of December 31, 2021 and changes during the period then ended is presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2021	5,513,681	$101.22	656,682	$101.54
Granted	2,469,062	$120.19	250,813	$122.77
Vested	(2,125,113)	$97.26	(197,216)	$83.05
Forfeited	(309,168)	$106.91	(48,089)	$111.76
Non-vested balance at December 31, 2021	5,548,462	$110.86	662,190	$114.35
The weighted-average grant-date fair value of the Company's RSU awards granted during the years ended December 31, 2020 and 2019 was $118.20 and $92.50, respectively. The weighted average grant date fair value of the Company's PSU awards granted during the years ended December 31, 2020 and 2019 was $127.71 and $91.17, respectively. The total fair value of the shares distributed during the years ended December 31, 2021, 2020 and 2019 in connection with the Company's non-option equity awards was $277.8 million, $290 million and $211.9 million, respectively.

The payout of shares in 2021 with respect to the PSU awards granted in 2018 was 110% of target based on performance for the three-year performance period. In aggregate, 217,003 shares became distributable in respect to PSUs vested in 2021.
As of December 31, 2021, there was $384 million of unrecognized compensation cost related to the Company's RSU and PSU awards. The weighted-average period over which that cost is expected to be recognized is approximately one year.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. Under the current terms of the Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. Under the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007 and the addition of 4,750,000 shares due to a shareholder action in May 2018, no more than 40,350,000 shares of the Company's common stock may be sold. Employees purchased 362,230 shares during the year ended December 31, 2021 and at December 31, 2021, 4,516,058 shares were available for issuance under the 1999 Plan. Under the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, the addition of 4,000,000 shares due to a shareholder action in May 2007 and reducing the shares available by 1,000,000 consistent with the Company's Board of Directors' action in March 2018, no more than 11,000,000 shares of the Company's common stock may be sold. Employees purchased 121,873 shares during the year ended December 31, 2021 and there were 1,034,131 shares available for issuance at December 31, 2021 under the International Plan. The plans are considered non-compensatory.
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
Valuation Techniques
Equity Securities, Money Market Funds and Mutual Funds - Level 1
Investments for which market quotations are readily available are valued at the sale price on their principal exchange or, for certain markets, official closing bid price. Money market funds are valued at a readily determinable price.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

(In millions)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/21	12/31/20	12/31/21	12/31/20	12/31/21	12/31/20	12/31/21	12/31/20
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$61	$59	$—	$—	$—	$—	$61	$59
Mutual funds(a)	192	186	—	—	—	—	192	186
Money market funds(b)	425	587	—	—	—	—	425	587
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration asset(c)	—	—	—	—	5	68	5	68
Total assets measured at fair value	$678	$832	$8	$8	$5	$68	$691	$908
Fiduciary Assets:
Money market funds	$527	$173	$—	$—	$—	$—	$527	$173
U.S. Treasury Bills(e)	55	150	—	—	—	—	55	150
Total fiduciary assets measured at fair value	$582	$323	$—	$—	$—	$—	$582	$323
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$352	$243	$352	$243
Total liabilities measured at fair value	$—	$—	$—	$—	$352	$243	$352	$243
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables at December 31, 2021 and other assets at December 31, 2020 in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e) U.S. Treasury bills with maturity dates of three months or less.
The Level 3 assets in the table reflect contingent purchase consideration from the sale of businesses. The change in the contingent purchase consideration assets from December 31, 2020 is driven primarily by cash receipts of approximately $90 million, partially offset by accretion and adjustments to the fair value of the contingent purchase consideration assets.
During the year ended December 31, 2021, there were no assets or liabilities that were transferred between any of the levels.
The table below sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities related to contingent consideration from acquisitions for the years ended December 31, 2021 and December 31, 2020.

(In millions)	2021	2020
Balance at January 1,	$243	$225
Net additions	107	107
Payments	(77)	(102)
Revaluation impact	81	11
Other (a)	(2)	2
Balance at December 31,	$352	$243
(a) Primarily reflects the impact of foreign exchange.
Long-Term Investments
The Company holds investments in certain private equity investments and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $207 million and $280 million at December 31, 2021 and 2020, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $58 million and $169 million at December 31, 2021 and 2020, respectively. The Company’s equity investment in insurance and consulting companies are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis. In December 2021, the Company increased its ownership in Marsh India from 49% to 92%. Prior to the increase in ownership, the Company accounted for the investment under the equity method of accounting.
Private Equity Investments
The Company's investments in private equity funds were $149 million and $111 million at December 31, 2021 and 2020, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statement of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $56 million and $3 million from these investments for the years ended December 31, 2021 and 2020, respectively.
Other Investments
At December 31, 2021 and 2020 the Company held certain equity investments with readily determinable market values of $75 million and $72 million, respectively. In 2021 and 2020, the Company recorded investment losses on these investments of $5 million and losses of $27 million, respectively. The Company also held investments without readily determinable market values of $36 million and $33 million at December 31, 2021 and 2020, respectively.
The Company sold 242 million shares of the common stock of AF during 2020. The investment in AF, which was accounted for using the equity method of accounting prior to the sale of these shares, is accounted for at fair value, with unrealized investment gains and losses recorded as investment income (loss) in the consolidated statement of income.

11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in foreign currency translation gains (losses) in the consolidated balance sheet. The Company concluded that the hedge continues to be highly effective as of December 31, 2021. During 2021, the U.S. dollar value of the euro notes decreased $100 million through December 31, 2021 due to the impact of foreign exchange rates, with a corresponding decrease to accumulated other comprehensive loss.
JLT Derivatives and Hedging Activity
JLT Fair Value Debt Derivative Contracts
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
JLT Acquisition Related Derivatives
Foreign Exchange Forward Contract
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

Treasury Locks on Senior Notes
In connection with the JLT Transaction, to hedge the economic risk of changes in future interest rates prior to its issuance of fixed rate debt, in the fourth quarter of 2018, the Company entered into treasury locks related to $2 billion of senior notes issued in January 2019. Upon issuance of the $5 billion of senior notes, the Company settled the treasury lock derivatives and made a payment to its counterparty for $122 million. A charge of $6 million was recorded in the first quarter of 2019 related to the settlement of the treasury lock derivatives.
12.    Leases
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
Operating leases are recognized on the balance sheet as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease.
The Company determined that $16 million and $28 million of its ROU assets were impaired, and therefore, recorded a charge to the consolidated statement of income for the year ended December 31, 2021 and 2020, respectively, with an offsetting reduction to ROU assets.
The following table provides additional information about the Company’s property leases:

For the Years Ended December 31, (In millions, except weighted average data)	2021	2020
Lease Cost:
Operating lease cost(a)	$374	$396
Short-term lease cost	4	3
Variable lease cost	144	138
Sublease income	(20)	(19)
Net lease cost	$502	$518
Other information:
Operating cash outflows from operating leases	$412	$420
Right of use assets obtained in exchange for new operating lease liabilities	$348	$261
Weighted-average remaining lease term – real estate	8.87 years	8.42 years
Weighted-average discount rate – real estate leases	2.72%	2.94%
(a) Excludes ROU asset impairment charges.

Future minimum lease payments for the Company’s operating leases as of December 31, 2021 are as follows:

Payment Dates (In millions)	Real Estate Leases
2022	$389
2023	350
2024	307
2025	276
2026	253
Subsequent years	924
Total future lease payments	2,499
Less: imputed interest	(287)
Total	$2,212
Current lease liabilities	$332
Long-term lease liabilities	1,880
Total lease liabilities	$2,212
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right to use asset or liability in the consolidated balance sheets.
As of December 31, 2021, the Company had additional operating real estate leases that had not yet commenced of $13 million. These operating leases will commence over the next 12 months.

13.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2021	2020
Short-term:
Current portion of long-term debt	$17	$517
	17	517
Long-term:
Senior notes – 4.80% due 2021	—	500
Senior notes – 2.75% due 2022	—	499
Senior notes – 3.30% due 2023	349	349
Senior notes – 4.05% due 2023	249	249
Senior notes – 3.50% due 2024	599	598
Senior notes – 3.875% due 2024	997	995
Senior notes – 3.50% due 2025	498	498
Senior notes – 1.349% due 2026	629	677
Senior notes – 3.75% due 2026	598	597
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	614	664
Senior notes – 2.25% due 2030	739	737
Senior notes – 2.375% due 2031	397	—
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	593	592
Senior notes – 4.90% due 2049	1,238	1,237
Senior notes – 2.90% due 2051	346	—
Mortgage – 5.70% due 2035	316	331
Other	3	5
	10,950	11,313
Less current portion	17	517
	$10,933	$10,796
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission, and are not guaranteed.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had no commercial paper outstanding at December 31, 2021.
Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five-year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of December 31, 2021, the Company had no borrowings under this facility.

In connection with the New Facility, the Company terminated its previous multi-currency unsecured $1.8 billion five-year revolving credit facility and its unsecured $1 billion 364-day unsecured revolving credit facility.
In January 2020, the Company closed on a $500 million one-year and $500 million two-year term loan facilities. In the first quarter of 2020 the Company borrowed $1 billion against these facilities, which were subsequently repaid during the third and fourth quarters of 2020. These two facilities were terminated as of December 31, 2020 after repayment of the initial draw down.
Additional credit facilities, guarantees and letters of credit are maintained with various banks aggregating $508 million at December 31, 2021 and $573 million at December 31, 2020. There were no outstanding borrowings under these facilities at December 31, 2021 and December 31, 2020.
Senior Notes
In December 2021, the Company issued $400 million of 2.375% senior notes due 2031 and $350 million of 2.90% senior notes due 2051. The Company used the net proceeds from these issuances for general corporate purposes and repaid $500 million of 2.75% senior notes with an original maturity date of January 2022 in December 2021.
On April 15, 2021, the Company repaid $500 million of senior notes maturing in July 2021.
In December 2020, the Company repaid $700 million of maturing senior notes. The Company also prepaid $300 million of floating rate notes with an original maturity of December 2021.
In May 2020, the Company issued $750 million of 2.250% senior notes due 2030. The Company used the net proceeds from this offering to pay outstanding borrowings under the previous revolving credit facility.
In March 2020, the Company repaid $500 million of maturing senior notes.
Scheduled repayments of long-term debt in 2022 and in the four succeeding years are $17 million, $616 million, $1.6 billion, $518 million and $1.2 billion, respectively.
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

	December 31, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$17	$17	$517	$523
Long-term debt	$10,933	$12,466	$10,796	$12,858
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

14.    Restructuring Costs
JLT Related Integration and Restructuring
The costs incurred in connection with the integration and restructuring of the combined businesses, primarily related to severance, real estate and technology rationalization, process management consulting fees, and legal fees for the rationalization of legal entity structures.
Since the acquisition of JLT, the Company has incurred JLT integration and restructuring costs of $679 million through December 31, 2021. This reflects $93 million and $251 million of costs incurred for the year ended December 31, 2021, and 2020, respectively.
Costs recognized are based on applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of long lived assets (for right of use assets related to real estate leases), as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment. The Company is expected to complete the integration of JLT during 2022.
In connection with the JLT integration and restructuring, for the year ended December 31, 2021, the Company incurred costs of $93 million: $53 million in RIS, $36 million in Consulting, $4 million in Corporate. The severance and related costs were included in compensation and benefits and the other costs were included in other operating expenses in the consolidated statement of income.
Details of the JLT integration and restructuring activity from January 1, 2020 through December 31, 2021, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology (a)	Consulting and Other Outside Services (b)	Total
Liability at 1/1/20	$42	$5	$—	$—	$47
2020 charges	43	69	62	77	251
Cash payments	(69)	(25)	(55)	(77)	(226)
Non-cash charges	—	(42)	(5)	—	(47)
Liability at 12/31/20	$16	$7	$2	$—	$25
2021 charges	14	26	23	30	93
Cash payments	(13)	(12)	(25)	(30)	(80)
Non-cash charges	—	(17)	—	—	(17)
Liability at 12/31/21	$17	$4	$—	$—	$21
(a) Includes ROU asset impairments, data center contract termination costs and temporary infrastructure leasing costs.
(b) Includes consulting fees related to the management of the integration processes and legal fees related to the rationalization of legal entity structures.
Other Restructuring
The Company has initiated other restructuring actions related to improving and streamlining the Company's global information technology and HR functions, improving efficiencies and client services related to Marsh's Centers of Excellence program and adjustments to restructuring liabilities for future rent under non-cancellable leases. For the year ended December 31, 2021, the Company incurred costs of $70 million, reflecting $31 million in RIS, $12 million in Consulting and $27 million in Corporate related to these initiatives.

The following details the other restructuring liabilities for actions initiated during 2021 and prior:

(In millions)	Liability at 1/1/20	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 12/31/20	Amounts Accrued	Cash Paid	Non-Cash/Other	Liability at 12/31/21
Severance	$51	$39	$(54)	$—	$36	$24	$(42)	$—	$18
Future rent under non-cancelable leases and other costs	51	50	(46)	(10)	45	46	(56)	(5)	30
Total	$102	$89	$(100)	$(10)	$81	$70	$(98)	$(5)	$48
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
15.    Common Stock
In November 2019, the Board of Directors of the Company authorized the Company to repurchase up to $2.5 billion of the Company's common stock, which superseded any prior authorizations. During 2021, the Company repurchased 7.9 million shares of its common stock for $1.2 billion. The Company remains authorized to purchase additional shares of its common stock up to a value of approximately $1.3 billion. There is no time limit on the authorization. The Company did not repurchase any of its common stock during 2020.
The Company issued approximately 3.8 million and 4.1 million shares related to stock compensation and employee stock purchase plans during the years ended December 31, 2021 and 2020, respectively.
16. Claims, Lawsuits and Other Contingencies
Acquisition of Jardine Lloyd Thompson Group plc
On April 1, 2019, the Company completed its previously announced acquisition of all of the outstanding shares of JLT. See Note 5, Acquisitions and Dispositions, for additional information. Upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019.
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

Our activities are regulated under the laws of the United States and its various states, United Kingdom, the European Union and its member states, and the many other jurisdictions in which the Company operates. The Company also receives subpoenas in the ordinary course of business, and from time, to time requests for information in connection with government investigations.
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
•In 2017, JLT identified payments to a third-party introducer that had been directed to unapproved bank accounts. These payments related to reinsurance placements made on behalf of an Ecuadorian state-owned insurer between 2014 and 2017. In early 2018, JLT voluntarily reported this matter to law enforcement authorities. In February and March 2020, money laundering charges were filed in the United States against a former employee of JLT, the principals of the third-party introducer and a former official of the state-owned insurer. These individuals, including the former JLT employee, have since pleaded guilty to criminal charges. In December 2021, the U.S. Department of Justice (DOJ) notified JLT of its intention to decline to pursue any charges against any JLT entity and to seek disgorgement of $29 million in alleged gross profits on this account. JLT has agreed in principle to this resolution, and the Company recorded a charge for this amount in the fourth quarter 2021. We are cooperating with all ongoing investigations related to this matter.
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
Consulting Segment
•In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT reflected projected redress amounts based on the limited number of files examined as part of the Skilled Person's review and report. Thereafter, the FCA expanded the scope of the review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. Payments of redress and expenses during 2021, together with a reduction of the actuarial estimates of future redress payments, reduced the recorded liability to £16 million (or $22 million) as of December 31, 2021. We expect to finalize the suitability review and redress calculations and to make substantially all redress payments by the end of the first quarter of 2022. This gross liability has been, and we anticipate will continue to be, partially offset by a contractual indemnity obligation and insurance recoveries from third-party E&O insurers.

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
17.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s segments are:
▪Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and
▪Consulting, comprising Mercer and Oliver Wyman Group
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
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

Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Years Ended December 31, (In millions)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2021 –
Risk and Insurance Services	$12,085	(a)	$3,080	$21,996	(d)	$505	$214
Consulting	7,789	(b)	1,504	10,346	(e)	171	109
Total Segments	19,874		4,584	32,342		676	323
Corporate/Eliminations	(54)		(272)	2,046	(c)	71	83
Total Consolidated	$19,820		$4,312	$34,388		$747	$406
2020 –
Risk and Insurance Services	$10,337	(a)	$2,346	$20,612	(d)	$500	$170
Consulting	6,976	(b)	994	9,571	(e)	174	107
Total Segments	17,313		3,340	30,183		674	277
Corporate/Eliminations	(89)		(274)	2,866	(c)	67	71
Total Consolidated	$17,224		$3,066	$33,049		$741	$348
2019 –
Risk and Insurance Services	$9,599	(a)	$1,833	$26,098	(d)	$416	$184
Consulting	7,143	(b)	1,210	9,722	(e)	156	150
Total Segments	16,742		3,043	35,820		572	334
Corporate/Eliminations	(90)		(366)	(4,463)	(c)	75	87
Total Consolidated	$16,652		$2,677	$31,357		$647	$421
(a)2021 includes inter-segment revenue of $5 million in both 2021 and 2020 and $8 million in 2019, interest income on fiduciary funds of $15 million, $46 million and $105 million in 2021, 2020 and 2019, respectively, and equity method income of $31 million, $27 million and $25 million in 2021, 2020 and 2019. Revenue in 2021 also includes gain on the consolidation of Marsh India of $267 million and gain on disposition of business of $50 million.
(b)Includes inter-segment revenue of $49 million, $84 million and $82 million in 2021, 2020 and 2019, respectively, and equity method income of $5 million and $16 million in 2020 and 2019, respectively.
(c)Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.
(d)Includes equity method investments of $53 million, $165 million and $179 million at December 31, 2021, 2020 and 2019, respectively.
(e)Includes equity method investments of $5 million at December 31, 2021 and 2020 and $149 million at December 31, 2019, respectively.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions)	2021	2020	2019
Risk and Insurance Services
Marsh	$10,214	$8,628	$8,085
Guy Carpenter	1,871	1,709	1,514
Total Risk and Insurance Services	12,085	10,337	9,599
Consulting
Mercer	5,254	4,928	5,021
Oliver Wyman Group	2,535	2,048	2,122
Total Consulting	7,789	6,976	7,143
Total Segments	19,874	17,313	16,742
Corporate/Eliminations	(54)	(89)	(90)
Total	$19,820	$17,224	$16,652
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions)	2021		2020	2019
Revenue
United States	$9,343		$8,168	$7,840
United Kingdom	3,130		2,818	2,679
Continental Europe	3,219		2,881	2,837
Asia Pacific	2,617	(a)	2,093	2,001
Other	1,565		1,353	1,385
	19,874		17,313	16,742
Corporate/Eliminations	(54)		(89)	(90)
Total	$19,820		$17,224	$16,652
(a)Revenue in 2021 includes gain on the consolidation of Marsh India of $267 million.

For the Years Ended December 31,
(In millions)	2021	2020	2019
Fixed Assets, Net
United States	$484	$492	$462
United Kingdom	116	115	149
Continental Europe	68	74	68
Asia Pacific	96	105	101
Other	83	70	78
Total	$847	$856	$858
18.    Revision of Prior Period Financial Statements
During the fourth quarter of 2021, the Company revised the presentation of cash and cash equivalents held in a fiduciary capacity in the consolidated statements of cash flows.
Historically, the Company did not present cash and cash equivalents held in a fiduciary capacity in the statements of cash flows, since these funds cannot be used for general purposes and were not considered a source of liquidity for the Company. The Company has since revised its presentation and includes cash and cash equivalents held in a fiduciary capacity as a component of total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity, in the consolidated statements of cash flows.
Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99 Materiality and SAB No. 108, Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company concluded the effect of the change was not material to any previously filed interim or annual financial statements. Accordingly, the Company revised the previously reported financial information in this Annual Report on Form 10-K in the consolidated statements of cash flows and related disclosures for the years ended December 31, 2020 and 2019, and for the unaudited interim periods ended March 31, 2021, June 30, 2021 and September 30, 2021.
The tables below reflect the impact to the consolidated statements of cash flows for the years ended December 31, 2020 and 2019, and to the previously filed unaudited quarterly reports on Form 10-Q for the three months ended March 31, 2021, six months ended June 30, 2021 and the nine months ended September 30, 2021:

For the Years Ended December 31,	As Reported	Effect of Change	As Revised
(In millions)	2020
Net cash provided by operations	$3,382	$—	$3,382
Financing cash flows:
Change in fiduciary liabilities	—	955	955
Other lines	(1,880)	—	(1,880)
Net cash used for financing activities	$(1,880)	$955	$(925)
Investing cash flows:
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	$(668)	$21	$(647)
Other lines	(146)	—	(146)
Net cash used for investing activities	$(814)	$21	$(793)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	246	265	511
Increase in changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	934	1,241	2,175
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of year	1,155	7,344	8,499
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of year	$2,089	$8,585	$10,674
	2019
Net cash provided by operations	$2,361	$—	$2,361
Financing cash flows:
Change in fiduciary liabilities	—	1,025	1,025
Other lines	3,306	—	3,306
Net cash provided by financing activities	$3,306	$1,025	$4,331
Investing cash flows:
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	$(5,505)	$1,276	$(4,229)
Other	(166)	—	(166)
Net cash used for investing activities	$(5,671)	$1,276	$(4,395)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	93	42	135
Increase in changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	89	2,343	2,432
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of year	1,066	5,001	6,067
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of year	$1,155	$7,344	$8,499

(Unaudited)	As Reported	Effect of Change	As Revised
(In millions)	September 30, 2021
Net cash provided by operations	$2,074	$—	$2,074
Financing cash flows:
Change in fiduciary liabilities	—	1,919	1,919
Other lines	(2,046)	—	(2,046)
Net cash used for financing activities	$(2,046)	$1,919	$(127)
Investing cash flows:
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	$(401)	$17	$(384)
Other lines	(188)	—	(188)
Net cash used for investing activities	$(589)	$17	$(572)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(130)	(113)	(243)
Decrease (increase) in changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(691)	1,823	1,132
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	2,089	8,585	10,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$1,398	$10,408	$11,806

	June 30, 2021
Net cash provided by operations	$750	$—	$750
Financing cash flows:
Change in fiduciary liabilities	—	1,277	1,277
Other lines	(1,491)	—	(1,491)
Net cash used for financing activities	$(1,491)	$1,277	$(214)
Investing cash flows:
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	$(363)	$13	$(350)
Other lines	(74)	—	(74)
Net cash used for investing activities	$(437)	$13	$(424)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(23)	61	38
Decrease (increase) in changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(1,201)	1,351	150
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	2,089	8,585	10,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$888	$9,936	$10,824

	March 31, 2021
Net cash provided by operations	$(408)	$—	$(408)
Financing cash flows:
Change in fiduciary liabilities	—	190	190
Other lines	(451)	—	(451)
Net cash used for financing activities	$(451)	$190	$(261)
Investing cash flows:
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	$—	$—	$—
Other lines	(67)	—	(67)
Net cash used for investing activities	$(67)	$—	$(67)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(43)	7	(36)
Decrease in changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(969)	197	(772)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	2,089	8,585	10,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$1,120	$8,782	$9,902

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
New York, New York
February 16, 2022

We have served as the Company’s auditor since 1989.

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
In addition, we considered the revision of our Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019 to comply with the guidance in accordance with ASC 230, “Statement of Cash Flows” as disclosed in Note 18, Revision of Prior Period Financial Statements, in the notes to the consolidated financial statements of this Form 10-K, and concluded that such revision does not represent a material weakness in our internal control over financial reporting.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

(b)Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc.
and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
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
February 16, 2022

(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2022 Proxy Statement.
The executive officers and executive officer appointees of the Company are Peter J. Beshar, Paul Beswick, John Q. Doyle, Martine Ferland, Carmen Fernandez, Daniel S. Glaser, Dean Klisura, Mark C. McGivney, Martin South and Nick Studer. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2022 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee" and "Additional Information—Transactions with Management and Others" is incorporated herein by reference.
Item 11.    Executive Compensation.
The information set forth in the sections "Additional Information—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2022 Proxy Statement is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2022 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2022 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2022 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:
(1)Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2021
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2021
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2021
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
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
(4.17)    Fourteenth Supplemental Indenture, dated December 8, 2021, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Company’s Current Report on Form 8-K dated December 9, 2021)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(4.18)     Description of Marsh & McLennan Companies, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
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
(10.12)*Form of 2012 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)
(10.13)*Form of 2013 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)
(10.14)*Form of 2014 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
(10.15)*Form of 2015 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
(10.16)*Form of 2016 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)
(10.17)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2018 through February 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.18)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.19)*Form of Deferred Stock Unit Award, with grant dates from May 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form A (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.20)*Form of Deferred Stock Unit Award, with grant dates from May 1, 2019 through February 1, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form B (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.21)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2020 through February 1, 2021, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.22)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2021 through February 1, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.23)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2021 through February 1, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.24)*Form of Restricted Stock Unit Award, dated as of February 21, 2018 under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.25)*Form of Restricted Stock Unit Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.26)*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form A (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.27)*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form B (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.28)*Form of Restricted Stock Unit Award, dated as of February 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.29)*Form of Restricted Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan - Form C (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.30)*Form of Restricted Stock Unit Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.31)*Form of Performance Stock Unit Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.32)*Form of Performance Stock Unit Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.33)*Form of Performance Stock Unit Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.34)*Form of Performance Stock Unit Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.35)*Form of Performance Stock Unit Award, dated as of February 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.36)*Form of Stock Option Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
(10.37)*Form of Stock Option Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.38)*Form of Stock Option Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.39)*Form of Stock Option Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.40)*Form of Stock Option Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.41)*Form of Stock Option Award, dated as of February, 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.42)*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)
(10.43)*Amendment to the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.44)*Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2020)
(10.45)*Amendments to Certain Marsh & McLennan Companies Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.46)*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.47)*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.48)*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.49)*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
(10.50)*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.51)*Third Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.52)*Fourth Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 ( incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)
(10.53)*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.54)*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.55)*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
(10.56)*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)
(10.57)*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
(10.58)*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)
(10.59)*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
(10.60)*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
(10.61)*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2021 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)
(10.62)*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
(10.63)*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
(10.64)*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.65)*Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
(10.66)*Letter Agreement, effective as of February 22, 2017, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)
(10.67)*Letter Agreement, dated as of September 18, 2019, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
(10.68)*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.69)*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.70)*Letter Agreement, effective as of January 17, 2018, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.71)*Letter Agreement, effective as of January 16, 2019, between Marsh & McLennan, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.72)*Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.73)*Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.74)*Letter Agreement, effective as of January 15, 2020, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.75)*Letter Agreement, effective as of January 1, 2022 between Marsh & McLennan Companies, Inc. and John Q. Doyle
(10.76)*Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.77)*Non-Competition and Non-Solicitation Agreement, effective as of March 1, 2016, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.78)*Letter Agreement, effective as of January 20, 2021, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.79)*Letter Agreement, effective as of February 19, 2019, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.80)*Non-Competition and Non-Solicitation Agreement, effective as of June 1, 2016, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.81)Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)
(10.82)Paying Agency Agreement, dated as of March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)
(10.83)Shareholder Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.84)Form of Director Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.85)Bridge Loan Agreement, dated as of September 18, 2018 by and between Marsh & McLennan Companies, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.86)Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)
(10.87)Amended and Restated 5 Year Credit Agreement, dated as of April 2, 2021, among Marsh & McLennan Companies, Inc., the designated subsidiaries party thereto as borrowers, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2021)
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

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 16, 2022	By	/S/ DANIEL S. GLASER
Daniel S. Glaser President and Chief Executive Officer
Each person whose signature appears below hereby constitutes and appoints Courtenay Birchler and Connor Kuratek, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 16th day of February, 2022.

Name	Title	Date

/S/ DANIEL S. GLASER Daniel S. Glaser	Director, President & Chief Executive Officer	February 16, 2022

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 16, 2022

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 16, 2022

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 16, 2022

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 16, 2022

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 16, 2022

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 16, 2022

/S/ TAMARA INGRAM Tamara Ingram	Director	February 16, 2022

/S/ Jane H. Lute Jane H. Lute	Director	February 16, 2022

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 16, 2022

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 16, 2022

/S/ MARC D. OKEN Marc D. Oken	Director	February 16, 2022

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 16, 2022

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 16, 2022

/S/ R. DAVID YOST R. David Yost	Director	February 16, 2022