Form 10-Q
period 2022-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2022-04-21
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of April 18, 2022, there were outstanding 501,913,724 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from conflicts such as the war in Ukraine, capital markets volatility and inflation;
•the increasing prevalence of ransomware, supply chain and other forms of cyber attacks, and their potential to disrupt our operations and result in the disclosure of confidential client or company information;
•the impact from lawsuits or investigations arising from errors and omissions, breaches of fiduciary duty or other claims against us in our capacity as a broker or investment advisor, including claims related to our investment business’ ability to execute timely trades in light of increased trading volume;
•the financial and operational impact of complying with laws and regulations, including domestic and international sanctions regimes, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, U.K. Anti Bribery Act and cybersecurity and data privacy regulations;
•our ability to attract, retain and develop industry leading talent;
•our ability to compete effectively and adapt to competitive pressures in each of our businesses, including from disintermediation as well as technological change, digital disruption and other types of innovation;
•our ability to manage potential conflicts of interest that may arise across our businesses given our expanding client base, the broad scope of our work and the significant volume of our engagements;
•the impact of changes in tax laws, guidance and interpretations, or disagreements with tax authorities; and
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and insurer revenue streams.
The factors identified above are not exhaustive. Marsh McLennan and its subsidiaries (collectively, the "Company") operate in a dynamic business environment in which new risks emerge frequently. Accordingly, we caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Revenue	$5,549	$5,083
Expense:
Compensation and benefits	3,100	2,807
Other operating expenses	1,004	918
Operating expenses	4,104	3,725
Operating income	1,445	1,358
Other net benefit credits	62	71
Interest income	1	—
Interest expense	(110)	(118)
Investment income	26	11
Income before income taxes	1,424	1,322
Income tax expense	338	324
Net income before non-controlling interests	1,086	998
Less: Net income attributable to non-controlling interests	15	15
Net income attributable to the Company	$1,071	$983
Net income per share attributable to the Company:
- Basic	$2.13	$1.93
- Diluted	$2.10	$1.91
Average number of shares outstanding:
- Basic	503	509
- Diluted	509	514
Shares outstanding at March 31,	502	509
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income before non-controlling interests	$1,086	$998
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(169)	(91)
Gain related to pension/post-retirement plans	86	6
Other comprehensive loss, before tax	(83)	(85)
Income tax expense on other comprehensive income	21	2
Other comprehensive loss, net of tax	(104)	(87)
Comprehensive income	982	911
Less: comprehensive income attributable to non-controlling interest	15	15
Comprehensive income attributable to the Company	$967	$896
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$772	$1,752
Receivables
Commissions and fees	5,503	5,093
Advanced premiums and claims	139	136
Other	494	523
	6,136	5,752
Less-allowance for credit losses	(173)	(166)
Net receivables	5,963	5,586
Other current assets	1,053	926
Total current assets	7,788	8,264
Goodwill	16,254	16,317
Other intangible assets	2,720	2,810
Fixed assets (net of accumulated depreciation and amortization of $1,679 at March 31, 2022 and $1,589 at December 31, 2021)	865	847
Pension related assets	2,246	2,270
Right of use assets	1,825	1,868
Deferred tax assets	530	551
Other assets	1,460	1,461
	$33,688	$34,388
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,191	$17
Accounts payable and accrued liabilities	3,084	3,165
Accrued compensation and employee benefits	1,400	2,942
Current lease liabilities	331	332
Accrued income taxes	308	198
Dividends payable	273	—
Total current liabilities	6,587	6,654
Fiduciary liabilities	10,461	9,622
Less – cash and cash equivalents held in a fiduciary capacity	(10,461)	(9,622)
	—	—
Long-term debt	10,552	10,933
Pension, post-retirement and post-employment benefits	1,515	1,632
Long-term lease liabilities	1,831	1,880
Liabilities for errors and omissions	352	355
Other liabilities	1,695	1,712
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2022 and December 31, 2021	561	561
Additional paid-in capital	1,026	1,112
Retained earnings	18,916	18,389
Accumulated other comprehensive loss	(4,679)	(4,575)
Non-controlling interests	219	213
	16,043	15,700
Less – treasury shares, at cost, 58,524,983 shares at March 31, 2022 and 57,105,619 shares at December 31, 2021	(4,887)	(4,478)
Total equity	11,156	11,222
	$33,688	$34,388
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,
(In millions)	2022	2021
Operating cash flows:
Net income before non-controlling interests	$1,086	$998
Adjustments to reconcile net income used for operations:
Depreciation and amortization of fixed assets and capitalized software	89	97
Amortization of intangible assets	91	100
Non cash lease expense	77	79
Adjustments and payments related to contingent consideration assets and liabilities	10	(1)
Deconsolidation of Russian businesses	39	—
Net gain on investments	(26)	(11)
Net (gain) loss on disposition of assets	(1)	3
Share-based compensation expense	105	78
Changes in assets and liabilities:
Net receivables	(429)	(404)
Other assets	(117)	(116)
Accrued compensation and employee benefits	(1,528)	(1,167)
Provision for taxes, net of payments and refunds	144	198
Contributions to pension and other benefit plans in excess of current year credit	(125)	(102)
Other liabilities	(33)	(78)
Operating lease liabilities	(84)	(82)
Net cash used for operations	(702)	(408)
Financing cash flows:
Purchase of treasury shares	(500)	(112)
Net proceeds from issuance of commercial paper	825	—
Repayments of debt	(4)	(4)
Shares withheld for taxes on vested units – treasury shares	(134)	(93)
Issuance of common stock from treasury shares	34	35
Payments of deferred and contingent consideration for acquisitions	(16)	(32)
Receipts of contingent consideration for dispositions	3	—
Distributions of non-controlling interests	(7)	(8)
Dividends paid	(272)	(237)
Change in fiduciary liabilities	926	190
Net cash provided by (used for) financing activities	855	(261)
Investing cash flows:
Capital expenditures	(122)	(69)
Net (purchases) sale of long term investments	(8)	4
Dispositions	(4)	—
Acquisitions	(24)	—
Other, net	(1)	(2)
Net cash used for investing activities	(159)	(67)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(136)	(36)
Decrease in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(142)	(772)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	11,375	10,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$11,233	$9,902

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Three Months Ended March 31,	2022	2021
(In millions)
Cash and cash equivalents	$772	$1,120
Cash and cash equivalents held in a fiduciary capacity	10,461	8,782
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$11,233	$9,902
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,112	$943
Change in accrued stock compensation costs	(145)	(133)
Issuance of shares under stock compensation plans and employee stock purchase plans	59	41
Balance, end of period	$1,026	$851
RETAINED EARNINGS
Balance, beginning of period	$18,389	$16,272
Net income attributable to the Company	1,071	983
Dividend equivalents declared	(4)	(3)
Dividends declared	(540)	(472)
Balance, end of period	$18,916	$16,780
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of period	$(4,575)	$(5,110)
Other comprehensive (loss) income, net of tax	(104)	(87)
Balance, end of period	$(4,679)	$(5,197)
TREASURY SHARES
Balance, beginning of period	$(4,478)	$(3,562)
Issuance of shares under stock compensation plans and employee stock purchase plans	91	113
Purchase of treasury shares	(500)	(112)
Balance, end of period	$(4,887)	$(3,561)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$213	$156
Net income attributable to non-controlling interests	15	15
Distributions and other changes	(9)	(9)
Balance, end of period	$219	$162
TOTAL EQUITY	$11,156	$9,596
Dividends declared per share	$1.07	$0.93
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
Deconsolidation of Russia
On February 24, 2022, Russian forces launched a military invasion of Ukraine. In response, the United States, the European Union, United Kingdom and other governments have imposed significant economic sanctions on Russia, and Russia has responded with counter-sanctions. The war in Ukraine has disrupted international commerce and the global economy.
On March 10, 2022, the Company announced it would exit its businesses in Russia and transfer ownership of its Russian businesses to local management who will operate independently in the Russian market.
In the first quarter of 2022, the Company concluded that it does not meet the accounting criteria for control over its wholly-owned Russian businesses due to the evolving trade and economic sanctions against Russia and related Russian counter-sanctions. These sanctions include restrictions on payments to and from Russian companies and reduced currency access through official exchange markets that have significantly impacted the Company's ability to effectively manage and operate its Russian businesses. For the three months ended March 31, 2022, the Company recorded a loss of $52 million on the deconsolidation of the Russian businesses and other related charges. Refer to Note 8, Acquisitions and Dispositions, for additional information on the deconsolidation of the Russian businesses.
The Company continues to monitor the ongoing situation and its potential impact on our business, financial condition, results of operations and cash flows.
Business Update Related To COVID-19
For over two years, the COVID-19 pandemic has impacted businesses globally including in every geography in which the Company operates. Our businesses have remained resilient throughout the pandemic and demand for our advice and services remains strong.
The Company had strong revenue growth the first three months of 2022. However, uncertainty remains in the economic outlook, and the ultimate extent of the impact of COVID-19 to the Company will depend on future developments that it is unable to predict, including new "waves" of infection from emerging variants of the virus and potential renewed restrictions and mandates by various governments or agencies.
2.     Principles of Consolidation and Other Matters
The Company prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. For interim filings, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").

The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three months ended March 31, 2022 and 2021.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of COVID-19 and the war in Ukraine to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. The ultimate extent to which COVID-19 will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on numerous evolving factors and future developments that it is not able to predict. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At March 31, 2022, the Company maintained $304 million compared to $303 million at December 31, 2021 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was immaterial to the consolidated statements of income for the three months ended March 31, 2022 and 2021,respectively.
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

The Company recorded investment income of $26 million for the three months ended March 31, 2022 compared to investment income of $11 million for the same period last year. The increase in 2022 is primarily driven by higher mark to market gains in the Company's private equity investments and its investment in Alexander Forbes ("AF").
Income Taxes
The Company's effective tax rate in the first quarter of 2022 was 23.7% compared with 24.5% in the first quarter of 2021.
The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments to contingent acquisition consideration.
The excess tax benefit related to share-based payments is the most significant discrete item, as it normally is in the first quarter because that is when most share-based compensation vests, reducing the effective tax rate by 1.8% and 1.1% in the first quarters of 2022 and 2021, respectively. The rate in the first quarter of 2022 also reflects tax benefits from planning implemented in the period that postponed the utilization of current year losses in the U.K. to a future year when the tax rate will be 25%.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits was $94 million at March 31, 2022 and December 31, 2021. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $49 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
Costs for real estate consolidation are recognized based on the type of cost, and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any Right-of-use ("ROU") asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the ROU asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the ROU asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the ROU asset are recognized based on the net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred. These costs are included in other operating expenses in the consolidated statements of income.
Other costs related to integration and restructuring, such as moving, legal or consulting costs are recognized as incurred. These costs are included in other operating expenses in the consolidated statements of income.
3.     Revenue
The core principle of the revenue recognition guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, the entity applies the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with accounting guidance, a performance obligation is satisfied either at a “point in time” or “over time” depending on the nature of the product or service provided, and the specific terms of the contract with customers.
Other revenue included in the consolidated statements of income that is not from contracts with customers is less than 2% of total revenue, and therefore, is not presented as a separate line item.
The Company's revenue recognition guidance is provided in more detail in Note 2, Revenue, in the Form 10-K for the year ended December 31, 2021.
The following table disaggregates components of the Company's revenue:

	Three Months Ended March 31,
(In millions)	2022	2021
Marsh:
EMEA	$842	$837
Asia Pacific	321	274
Latin America	104	90
Total International	1,267	1,201
U.S./Canada	1,279	1,124
Total Marsh	2,546	2,325
Guy Carpenter	999	895
Subtotal	3,545	3,220
Fiduciary interest income	4	5
Total Risk and Insurance Services	$3,549	$3,225
Mercer:
Wealth	$617	$623
Health	524	487
Career	202	178
Total Mercer	1,343	1,288
Oliver Wyman Group	667	585
Total Consulting	$2,010	$1,873
The Company recognizes commission revenue for a significant portion of its brokerage arrangements at a point in time on the effective date of the underlying policy. Commission revenue is estimated using historical information about the risks to be covered over the policy period, some of which are dependent on variable factors such as number of employees covered, covered payroll, airline passenger miles flown, shipped tonnage of marine cargo and others.
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	March 31, 2022	December 31, 2021
Contract assets	$357	$290
Contract liabilities	$824	$776
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized in the first three months of 2022 and 2021 that was included in the contract liability balance at the beginning of each of those years was $280 million and $238 million, respectively.

The amount of revenue recognized in the first three months of 2022 and 2021 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $24 million and $34 million, respectively.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $187 million, primarily related to Mercer. The Company expects revenue in 2023, 2024, 2025, 2026 and 2027 and beyond of $78 million, $61 million, $28 million, $12 million and $8 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, generally the Company collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Un-remitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. The Company's fiduciary assets primarily include bank or short term time deposits and liquid money market funds, and are classified as cash and cash equivalents. Risk and Insurance Services revenue includes interest on fiduciary funds of $4 million and $5 million for the three months ended March 31, 2022 and 2021, respectively. Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $13.0 billion at March 31, 2022 and at December 31, 2021 respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises.
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Net income before non-controlling interests	$1,086	$998
Less: Net income attributable to non-controlling interests	15	15
Net income attributable to the Company	$1,071	$983
Basic weighted average common shares outstanding	503	509
Dilutive effect of potentially issuable common shares	6	5
Diluted weighted average common shares outstanding	509	514
Average stock price used to calculate common stock equivalents	$157.49	$114.96

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the three month periods ended March 31, 2022 and 2021.

(In millions)	2022	2021
Assets acquired, excluding cash	$30	$—
Liabilities assumed	(2)	—
Contingent/deferred purchase consideration	(4)	—
Net cash outflow for current year acquisitions	$24	$—

(In millions)	2022	2021
Interest paid	$171	$191
Income taxes paid, net of refunds	$201	$122
The classification of contingent consideration payments in the consolidated statements of cash flows is dependent upon whether receipt, payment or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2022	2021
Operating:
Contingent consideration payments	$—	$(1)
Acquisition/disposition related net charges for adjustments	10	—
Adjustments and payments related to contingent consideration	$10	$(1)
Financing:
Contingent purchase consideration	$(4)	$(10)
Deferred purchase consideration related to prior years' acquisitions	(12)	(27)
Payments of deferred and contingent consideration for acquisitions	$(16)	$(37)

Receipt of contingent consideration related to prior year dispositions	$3	$5
The Company had non-cash issuances of common stock under its share-based payment plan of $250 million and $212 million for the three months ended March 31, 2022 and 2021, respectively. The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $105 million and $78 million for the three months ended March 31, 2022 and 2021, respectively.
Statement of Cash Flows Reclassifications
In the first quarter of 2022, the Company refined the statements of cash flows presentation to combine and reclassify certain line items within the operating cash flows section. The prior year's presentation was conformed to the current presentation and had no impact on operating cash flows.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three months ended March 31, 2022 and 2021, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2021	$(3,202)	$(1,373)	$(4,575)
Other comprehensive income (loss) before reclassifications	35	(169)	(134)
Amounts reclassified from accumulated other comprehensive income	30	—	30
Net current period other comprehensive income (loss)	65	(169)	(104)
Balance as of March 31, 2022	$(3,137)	$(1,542)	$(4,679)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Gains (Losses)	Total Gains (Losses)
Balance as of December 31, 2020	$(4,126)	$(984)	$(5,110)
Other comprehensive income (loss) before reclassifications	(36)	(91)	(127)
Amounts reclassified from accumulated other comprehensive income	40	—	40
Net current period other comprehensive income (loss)	4	(91)	(87)
Balance as of March 31, 2021	$(4,122)	$(1,075)	$(5,197)
The components of other comprehensive income (loss) for the three month periods ended March 31, 2022 and 2021 are as follows:

Three Months Ended March 31,	2022			2021
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(169)	$—	$(169)	$(91)	$—	$(91)
Pension/post-retirement plans:
Amortization of gains included in net periodic pension cost:
Net actuarial losses(a)	39	9	30	52	12	40
Subtotal	39	9	30	52	12	40
Foreign currency translation adjustments	65	16	49	(37)	(8)	(29)
Other adjustments	(18)	(4)	(14)	(7)	(2)	(5)
Effect of re-measurement	—	—	—	(2)	—	(2)
Pension/post-retirement plans gains	86	21	65	6	2	4
Other comprehensive (loss) income	$(83)	$21	$(104)	$(85)	$2	$(87)
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
The Risk and Insurance Services segment completed one acquisition during the three months ended March 31, 2022:
•January – Marsh McLennan Agency ("MMA") acquired Heil & Kay Insurance Agency Inc., an Illinois-based full-service independent insurance agency providing business insurance, employee health benefits services and personal lines insurance.
The Consulting segment completed two acquisitions during the three months ended March 31, 2022:
•February – Oliver Wyman acquired Azure Consulting, an Australia-based management consulting firm with expertise in strategy development, organizational design and operations in the industrials, energy and natural resources sectors.
•March – Mercer acquired GeFi Assurances, a France-based brokerage and consulting firm specializing in collective corporate social protection.
Total purchase consideration for acquisitions made during the three months ended March 31, 2022 was $28 million, which consisted of cash paid of $24 million and deferred purchase consideration and estimated contingent consideration of $4 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. During the three months ended March 31, 2022, the Company also paid $12 million of deferred purchase consideration and $4 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2022 based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through March 31, 2022
(In millions)
Cash	$24
Estimated fair value of deferred/contingent consideration	4
Total consideration	$28
Allocation of purchase price:
Net receivables	1
Other current assets	2
Goodwill	17
Other intangible assets	10
Total assets acquired	30
Current liabilities	1
Other liabilities	1
Total liabilities assumed	2
Net assets acquired	$28

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
•amounts for deferred tax assets and liabilities, pending the finalization of valuations of the assets acquired, liabilities assumed and associated goodwill discussed below; and
•amounts for income tax assets, receivables and liabilities, pending the filing of the acquired companies' pre-acquisition income tax returns and receipt of information from taxing authorities which may change certain estimates and assumptions used.
The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s results of operations.
The following table provides information about intangible assets acquired during 2022:

Intangible assets through March 31, 2022 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$10	10.4 years
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The Company had no acquisitions during the first three months of 2021.
Dispositions
During the first three months of 2022, Mercer sold its retirement plan administration and call center operations in Brazil for cash proceeds of approximately $4 million.
Prior-Year Acquisitions
The Risk and Insurance Services segment completed eight acquisitions during 2021:
•April – MMA acquired PayneWest Insurance, Inc., a Montana-based full-service broker providing business insurance, surety, employee benefits and personal insurance services to companies and individuals, and The Pryor Group, LLC, a Texas-based full-service broker providing business insurance with a specialty in quick service restaurants and the personal lines of franchise owners.
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
The Consulting segment completed one acquisition during 2021:
•November – Oliver Wyman Group acquired Huron Consulting Group’s life sciences strategy consulting practice in the U.S. and the U.K., which assists clients in addressing their most important commercial strategy, marketing, pricing, market access and research and development challenges.

Prior year dispositions
There were no dispositions during the first three months of 2021.
Deconsolidation of Russia
In the first quarter of 2022, the Company concluded that it does not meet the accounting criteria for control over its wholly-owned Russian subsidiaries, and therefore, deconsolidated the businesses effective as of the end of the first quarter.
For the three months ended March 31, 2022, the Company recorded a loss of $39 million on the deconsolidation of the Russian businesses included in revenue in the consolidated statements of income. The loss consisted of the reclassification of cumulative translation losses from accumulated other comprehensive income and a charge for the write-off of the Russia businesses' net assets.
On March 10, 2022, the Company announced it would exit its businesses in Russia and transfer ownership of its Russian entities to local management who will operate independently in the Russian market. The closing of the transaction is subject to approval from the Russian regulators.
Subsequent event
On April 1, 2022, Mercer sold its U.S. affinity business that provides insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $145 million and a net gain of approximately $110 million.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2022 and 2021. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2022 is as if they occurred on January 1, 2021 and reflects acquisitions made in 2021 as if they occurred on January 1, 2020. The unaudited pro-forma information includes the effects of amortization of acquired intangibles. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Revenue	$5,550	$5,156
Net income attributable to the Company	$1,071	$987
Basic net income per share attributable to the Company	$2.13	$1.94
Diluted net income per share attributable to the Company	$2.10	$1.92
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
Changes in the carrying amount of goodwill are as follows:

March 31,
(In millions)	2022	2021
Balance as of January 1,	$16,317	$15,517
Goodwill acquired	17	—
Other adjustments(a)	(80)	(59)
Balance at March 31,	$16,254	$15,458
(a) Primarily reflects the impact of foreign exchange.
The goodwill arising from the acquisitions in 2022 and 2021 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2022 was $17 million, of which approximately $1.6 million is deductible for tax purposes, and is primarily related to the Risk and Insurance Services segment.
Goodwill allocable to the Company’s reportable segments at March 31, 2022 is as follows: Risk and Insurance Services, $12.5 billion and Consulting, $3.8 billion.
The gross cost and accumulated amortization of identified intangible assets at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022			December 31, 2021
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$4,041	$1,389	$2,652	$4,066	$1,334	$2,732
Other (a)	362	294	68	365	287	78
Amortized intangibles	$4,403	$1,683	$2,720	$4,431	$1,621	$2,810
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2022 and 2021 was $91 million and $100 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2022 (excludes amortization through March 31, 2022)	$261
2023	328
2024	308
2025	269
2026	248
Subsequent years	1,306
Total future amortization	$2,720

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/22	12/31/21	03/31/22	12/31/21	03/31/22	12/31/21	03/31/22	12/31/21
Assets:
Financial instruments owned:
Exchange traded equity securities(a)	$69	$61	$—	$—	$—	$—	$69	$61
Mutual funds(a)	179	192	—	—	—	—	179	192
Money market funds(b)	82	425	—	—	—	—	82	425
Other equity investment(a)	—	—	8	8	—	—	8	8
Contingent purchase consideration assets(c)	—	—	—	—	2	5	2	5
Total assets measured at fair value	$330	$678	$8	$8	$2	$5	$340	$691
Fiduciary Assets:
U.S. treasury bills(e)	$30	$55	$—	$—	$—	$—	$30	$55
Money market funds	205	527	—	—	—	—	205	527
Total fiduciary assets measured at fair value	$235	$582	$—	$—	$—	$—	$235	$582
Liabilities:
Contingent purchase consideration liability(d)	$—	$—	$—	$—	$358	$352	$358	$352
Total liabilities measured at fair value	$—	$—	$—	$—	$358	$352	$358	$352
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e) Maturity dates of three months or less.
The Level 3 assets in the table reflect contingent purchase consideration from the sale of businesses. The change in the contingent purchase consideration assets from December 31, 2021 is driven primarily by cash receipts.
During the three months ended March 31, 2022, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In millions)	2022	2021
Balance at beginning of period	$352	$243
Payments	(4)	(11)
Revaluation impact	10	1
Balance at March 31,	$358	$233
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $224 million and $207 million at March 31, 2022 and December 31, 2021, respectively.

Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $51 million and $58 million at March 31, 2022 and December 31, 2021, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $173 million and $149 million at March 31, 2022 and December 31, 2021, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income (loss) line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $17 million for the three month period ended March 31, 2022, and gains of $10 million from these investments for the same period in 2021.
Other Investments
At March 31, 2022 and December 31, 2021, the Company held certain equity investments with readily determinable market values of $82 million and $75 million, respectively, including an investment in the common stock of Alexander Forbes ("AF") of $64 million at March 31, 2022 and $57 million at December 31, 2021. At March 31, 2022 and December 31, 2021, the Company recorded investment gains on these investments of $9 million and $5 million, respectively. The Company also held investments without readily determinable market values of $39 million and $36 million at March 31, 2022 and December 31, 2021, respectively.
11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in foreign currency translation gains (losses) in the consolidated balance sheets. The Company concluded that the hedge continues to be highly effective as of March 31, 2022. The U.S. dollar value of the euro notes decreased $29 million through March 31, 2022 due to the impact of foreign exchange rates, with a corresponding decrease to accumulated other comprehensive loss.
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

The following table provides additional information about the Company’s property leases:

	Three Months Ended March 31,
(In millions)	2022	2021
Lease Cost:
Operating lease cost(a)	$90	$94
Short-term lease cost	1	1
Variable lease cost	34	37
Sublease income	(5)	(8)
Net lease cost	$120	$124
Other information:
Operating cash outflows from operating leases	$99	$99
Right of use assets obtained in exchange for new operating lease liabilities	$51	$22
Weighted-average remaining lease term – real estate	8.7 years	8.3 years
Weighted-average discount rate – real estate leases	2.75%	2.93%
(a) Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases as of March 31, 2022 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2022	$290
2023	356
2024	314
2025	282
2026	258
2027	223
Subsequent years	710
Total future lease payments	2,433
Less: Imputed interest	(271)
Total	$2,162
Current lease liabilities	$331
Long-term lease liabilities	1,831
Total lease liabilities	$2,162
Note: Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
As of March 31, 2022, the Company had additional operating real estate leases that had not yet commenced of $41 million. These operating leases will commence over the next 12 months.
13.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for some of its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax-qualified defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
The target asset allocation for the Company's U.S. plans is 60% equities and equity alternatives and 40% fixed income. At March 31, 2022 the actual allocation for the Company's U.S. Plan was 62% equities and equity alternatives and 38% fixed income. The target allocation for the U.K. Plans at March 31, 2022 is 22% equities and equity alternatives and 78% fixed income. At March 31, 2022, the actual allocation for the U.K. Plans was 24% equities and equity alternatives and 76% fixed income. The Company's U.K. Plans comprised approximately 81% of non-U.S. plan assets at December 31, 2021. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The components of the net periodic benefit cost for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended March 31,
(In millions)	2022	2021
Service cost	$8	$10
Interest cost	100	85
Expected return on plan assets	(202)	(208)
Recognized actuarial loss	39	52
Net periodic credit	$(55)	$(61)

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended March 31,
(In millions)	2022	2021
Compensation and benefits expense	$8	$10
Other net benefit credit	(63)	(71)
Total credit	$(55)	$(61)

U.S. Plans only	Pension Benefits
For the Three Months Ended March 31,
(In millions)	2022	2021
Interest cost	$48	$46
Expected return on plan assets	(84)	(82)
Recognized actuarial loss	19	23
Net periodic credit	$(17)	$(13)

Significant non-U.S. Plans only	Pension Benefits
For the Three Months Ended March 31,
(In millions)	2022	2021
Service cost	$8	$10
Interest cost	52	39
Expected return on plan assets	(118)	(126)
Recognized actuarial loss	20	29
Net periodic credit	$(38)	$(48)
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended March 31,	2022	2021
Weighted average assumptions:
Expected return on plan assets	4.56%	4.72%
Discount rate	2.28%	1.92%
Rate of compensation increase	2.16%	1.85%
The Company made approximately $68 million of contributions to its U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2022. The Company expects to contribute approximately $110 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2022.

Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $43 million and $39 million for the three months ended March 31, 2022 and 2021, respectively. The cost of the U.K. DC Plans was $44 million and $39 million for the three months ended March 31, 2022 and 2021, respectively.
14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2022	December 31, 2021
Short-term:
Commercial paper	$825	$—
Current portion of long-term debt	366	17
	1,191	17
Long-term:
Senior notes – 3.30% due 2023	350	349
Senior notes – 4.05% due 2023	250	249
Senior notes – 3.50% due 2024	599	599
Senior notes – 3.875% due 2024	997	997
Senior notes – 3.50% due 2025	498	498
Senior notes – 1.349% due 2026	615	629
Senior notes – 3.75% due 2026	598	598
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	600	614
Senior notes – 2.250% due 2030	739	739
Senior notes – 2.375% due 2031	396	397
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,238	1,238
Senior notes – 2.90% due 2051	346	346
Mortgage – 5.70% due 2035	312	316
Other	2	3
	10,918	10,950
Less current portion	366	17
	$10,552	$10,933
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had $825 million of commercial paper outstanding at March 31, 2022 at an average effective interest rate of 0.91%.
Credit Facilities
On April 2, 2021, the Company entered into an amended and restated multi-currency unsecured $2.8 billion five- year revolving credit facility ("New Facility"). The interest rate on the New Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The New Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The New Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of March 31, 2022, the Company had no borrowings under this facility.

In connection with the New Facility, the Company terminated its previous multi-currency unsecured $1.8 billion five-year revolving credit facility and its unsecured $1 billion 364-days unsecured revolving credit facility ("364-day Facility").
Additional credit facilities, guarantees and letters of credit are maintained with various banks aggregating $483 million at March 31, 2022 and $508 million at December 31, 2021. There were no outstanding borrowings under these facilities at March 31, 2022 and December 31, 2021.
Senior Notes
In December 2021, the Company issued $400 million of 2.375% senior notes due 2031 and $350 million of 2.90% senior notes due 2051. The Company used the net proceeds from these issuances for general corporate purposes, and repaid $500 million of 2.75% senior notes with an original maturity date of January 2022 in December 2021.
On April 15, 2021, the Company repaid $500 million of senior notes maturing in July 2021.
Fair Value of Short-term and Long-term Debt
The estimated fair value of the Company's short-term and long-term debt is provided below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or need to dispose of the financial instrument.

	March 31, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,191	$1,195	$17	$17
Long-term debt	$10,552	$11,004	$10,933	$12,466
The fair value of the Company's short-term debt consists primarily of commercial paper and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.
15.    Restructuring Costs
Restructuring costs include Company initiated actions related to improving and streamlining the Company's global information technology and HR functions, JLT integration costs, improving efficiencies and client services related to Marsh's operational excellence program, and real estate related costs for exiting leased facilities.
For the three months ended March 31, 2022, the Company incurred costs of $30 million, reflecting $16 million in RIS, $6 million in Consulting, and $8 million in Corporate related to these initiatives.
Details of the restructuring activity from January 1, 2021 through March 31, 2022, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at 1/1/21	$52	$51	$2	$1	$106
2021 charges	38	31	23	71	163
Cash payments	(55)	(26)	(25)	(72)	(178)
Non-cash charges	—	(22)	—	—	(22)
Liability at 12/31/21	$35	$34	$—	$—	$69
2022 charges	3	6	5	16	30
Cash payments	(16)	(4)	(3)	(16)	(39)
Non-cash charges	—	(4)	(2)	—	(6)
Liability at 3/31/22	$22	$32	$—	$—	$54
(a) Includes ROU and fixed asset impairments and other real estate related costs.
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

16.    Common Stock
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021. During the first three months of 2022, the Company repurchased 3.2 million shares of its common stock for $500 million. As of March 31, 2022, the Company remained authorized to repurchase up to approximately $5.8 billion in shares of its common stock. There is no time limit on the authorization.
During the first three months of 2021, the Company repurchased 1.0 million shares of its common stock for $119 million, of which approximately $112 million was paid in the first quarter of 2021.
The Company issued approximately 1.8 million and 2.0 million shares related to stock compensation and employee stock purchase plans during the first three months of 2022 and 2021, respectively.
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
Our activities are regulated under the laws of the United States and its various states, United Kingdom, the European Union and its member states, and the many other jurisdictions in which the Company operates. The Company also receives subpoenas in the ordinary course of business, and, from time to time, requests for information in connection with government investigations.
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
•In 2017, JLT identified payments to a third-party introducer that had been directed to unapproved bank accounts. These payments related to reinsurance placements made on behalf of an Ecuadorian state-owned insurer between 2014 and 2017. In early 2018, JLT voluntarily reported this matter to law enforcement authorities. In February and March 2020, money laundering charges were filed in the United States against a former employee of JLT, the principals of the third-party introducer and a former official of the state-owned insurer. These individuals, including the former JLT employee, have since pleaded guilty to criminal charges. In March 2022, the U.S. Department of Justice (DOJ) issued a declination letter, declining to pursue any charges against any JLT entity and seeking disgorgement of $29 million in alleged gross profits on this account. As previously disclosed, the Company recorded a charge for this amount in the fourth quarter 2021. In addition, in March 2022, the Colombian Superintendecia de Sociedades (SS) concluded its investigation of this matter and notified JLT of its intention to seek $2 million in civil penalties. We are cooperating with ongoing investigations by the U.K. authorities related to this matter.
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
Consulting Segment
•In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT, reflected projected redress amounts based on the limited number of files examined as part of the Skilled person review and report. Thereafter, the FCA expanded the scope of the review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. Payments of redress and expenses during 2021 and the first quarter of 2022, together with a reduction of the actuarial estimates of future redress payments, reduced the recorded liability to £10 million (or $13 million) as of March 31, 2022. The suitability review is substantially complete and we expect to finalize the remaining redress calculations and to make substantially all redress payments by the end of the second quarter 2022. This gross liability has been, and we anticipate will continue to be, partially offset by a contractual indemnity obligation and insurance recoveries from third-party E&O insurers.
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
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies, in the Company’s 2021 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three month period ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Operating Income (Loss)
2022–
Risk and Insurance Services	$3,549	(a)	$1,121
Consulting	2,010	(b)	392
Total Operating Segments	5,559		1,513
Corporate/Eliminations	(10)		(68)
Total Consolidated	$5,549		$1,445
2021–
Risk and Insurance Services	$3,225	(a)	$1,060
Consulting	1,873	(b)	361
Total Operating Segments	5,098		1,421
Corporate/Eliminations	(15)		(63)
Total Consolidated	$5,083		$1,358
(a) Includes interest income on fiduciary funds of $4 million and $5 million in 2022 and 2021. Revenue for 2022 also includes the loss on deconsolidation of the Russian businesses of $27 million.
(b) Includes inter-segment revenue of $10 million and $15 million in 2022 and 2021. Revenue for 2022 also includes the loss on deconsolidation of the Russian businesses of $12 million.

Details of operating segment revenue for the three month periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Risk and Insurance Services
Marsh	$2,549	$2,329
Guy Carpenter	1,000	896
Total Risk and Insurance Services	3,549	3,225
Consulting
Mercer	1,343	1,288
Oliver Wyman Group	667	585
Total Consulting	2,010	1,873
Total Operating Segments	5,559	5,098
Corporate Eliminations	(10)	(15)
Total	$5,549	$5,083
19.    New Accounting Guidance
New Accounting Pronouncement Adopted Effective January 1, 2022:
In October, 2021, the FASB issued new guidance for measuring contract assets and contract liabilities acquired in a business combination. In accordance with the new guidance, contract assets and contract liabilities should be measured in accordance with the guidance for revenue from contracts with customers as opposed to the guidance for business combinations. The guidance must be applied on a prospective basis, and is effective for fiscal years beginning after December 15, 2022, including interim periods therein. Early adoption is permitted. The Company elected to adopt this new standard effective January 1, 2022. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s 83,000 colleagues advise clients in over 130 countries. With annual revenue of approximately $20 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities. Mercer delivers advice and solutions that help organizations create a dynamic world of work, shape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
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
The results of operations in the Management Discussion & Analysis ("MD&A") includes an overview of the Company's consolidated three months ended March 31, 2022 results compared to the corresponding quarter in 2021, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1 of this report.
For information on the three months ended March 31, 2021 results and similar comparisons, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended March 31, 2021.
This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.
Financial Highlights
•Consolidated revenue for the three months ended March 31, 2022 was $5.5 billion, an increase of 9% or 10% on an underlying basis.
•Consolidated operating income increased $87 million, or 6% to $1.4 billion for the three months ended March 31, 2022 compared to the corresponding quarter in the prior year. Net income attributable to the Company was $1.1 billion. Earnings per share increased 10% to $2.10.
•Risk and Insurance Services revenue for the three months ended March 31, 2022 was $3.5 billion, an increase of 10%, or 11% on an underlying basis. Operating income was $1.1 billion for the three months ended March 31, 2022, compared to the corresponding quarter in the prior year.
•Consulting revenue for the three months ended March 31, 2022 was $2.0 billion, an increase of 7%, or 10% on an underlying basis. Operating income was $392 million, compared with $361 million for the three months ended March 31, 2021.
•Results for the three months ended March 31, 2022 include a loss of $52 million on the deconsolidation of the Company's Russian businesses and other related charges. On March 10, 2022, the Company also announced it would exit its businesses in Russia and transfer ownership of its Russian entities to local management who will operate independently in the Russian market.
•In the first quarter of 2022 the Company repurchased 3.2 million shares of stock for $500 million.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.

Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Deconsolidation of Russia
On February 24, 2022, Russian forces launched a military invasion of Ukraine. In response, the United States, the European Union, United Kingdom and other governments have imposed significant economic sanctions on Russia, and Russia has responded with counter-sanctions. The war in Ukraine has disrupted international commerce and the global economy.
On March 10, 2022, the Company announced it would exit its businesses in Russia and transfer ownership of its Russian businesses to local management who will operate independently in the Russian market.
In the first quarter of 2022, the Company concluded that it does not meet the accounting criteria for control over its wholly-owned Russian businesses due to the evolving trade and economic sanctions against Russia and related Russian counter-sanctions. These sanctions include restrictions on payments to and from Russian companies and reduced currency access through official exchange markets that have significantly impacted the Company's ability to effectively manage and operate its Russian businesses. For the three months ended March 31, 2022, the Company recorded a loss of $52 million on the deconsolidation of the Russian businesses and other related charges. Refer to Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements for additional information on the deconsolidation of the Russian businesses.
The Company continues to monitor the ongoing situation and its potential impact on our business, financial condition, results of operations and cash flows.
Business Update Related To COVID-19
For over two years, the COVID-19 pandemic has impacted businesses globally including in every geography in which the Company operates. Our businesses have remained resilient throughout the pandemic and demand for our advice and services remains strong.
The Company had strong revenue growth for the first three months of 2022. However, uncertainty remains in the economic outlook, and the ultimate extent of the impact of COVID-19 to the Company will depend on future developments that it is unable to predict, including new "waves" of infection from emerging variants of the virus and potential renewed restrictions and mandates by various governments or agencies.
Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2021.

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Revenue	$5,549	$5,083
Expense:
Compensation and benefits	3,100	2,807
Other operating expenses	1,004	918
Operating expenses	4,104	3,725
Operating income	1,445	1,358
Income before income taxes	1,424	1,322
Net income before non-controlling interests	1,086	998
Net income attributable to the Company	$1,071	$983
Net income per share attributable to the Company:
- Basic	$2.13	$1.93
- Diluted	$2.10	$1.91
Average number of shares outstanding:
- Basic	503	509
- Diluted	509	514
Shares outstanding at March 31,	502	509
Consolidated operating income increased $87 million, or 6% to $1.4 billion for the three months ended March 31, 2022 compared to the corresponding prior year quarter, reflecting a 9% increase in revenue and 10% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 10% and 7%, respectively, reflecting the continued strong demand for our advice and services and the improvement in global economic conditions compared to the corresponding quarter in the prior year. The increase in expenses is primarily due to increased headcount and higher incentive compensation.
Diluted earnings per share increased 10% to $2.10 for the three months ended March 31, 2022 compared to $1.91 for the three months ended March 31, 2021. The increase is primarily the result of higher operating income for the three months ended March 31, 2022, compared to the corresponding quarter in the prior year. Results for the three months ended March 31, 2022 also included a charge of approximately $52 million for the deconsolidation of the Company's Russian businesses and other related charges in Marsh and Oliver Wyman.
The following table summarizes restructuring and other items discussed in more detail below:

	Three Months Ended March 31,
(In millions)	2022	2021
Restructuring	$30	$34
Changes in contingent consideration	10	—
JLT acquisition related costs and other	13	12
JLT legacy E&O provision	(10)	—
Legal claims	30	—
Deconsolidation of Russian businesses and other related charges	52	—
Other	—	1
Impact on income before taxes	$125	$47
In the three months ended March 31, 2022 and 2021, the Company's results of operations and earnings per share were impacted by the following items:
•Restructuring: Includes costs related to the Company's global information technology and HR functions, JLT integrations costs, Marsh (RIS) operational excellence and adjustments to restructuring liabilities for future rent under non-cancellable leases.

•Changes in contingent consideration: Primarily includes the change in fair value of contingent consideration related to acquisitions and dispositions as measured each quarter.
•JLT acquisition-related costs and other: Includes retention costs and legal charges related to the acquisition of JLT.
•JLT legacy E&O provision: In the first quarter of 2022, the Company recorded $10 million of recoveries under indemnities for a legacy JLT Errors and Omissions ("E&O") matter related to the suitability of advice provided to individuals for defined benefit pension transfers in the U.K. See Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements in this report for additional detail.
•Legal claims: The Company recorded settlement charges and legal costs related to strategic recruiting.
•Deconsolidation of Russia entities and other related charges: The loss on deconsolidation is included in revenue and excluded from the underlying revenue calculations.
Consolidated Revenue and Expense
Revenue – Components of Change
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
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment are as follows:

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Risk and Insurance Services
Marsh	$2,546	$2,325	10%	(2)%	1%	11%
Guy Carpenter	999	895	12%	(1)%	2%	11%
Subtotal	3,545	3,220	10%	(2)%	1%	11%
Fiduciary interest income	4	5
Total Risk and Insurance Services	3,549	3,225	10%	(2)%	1%	11%
Consulting
Mercer	1,343	1,288	4%	(2)%	—	6%
Oliver Wyman Group	667	585	14%	(2)%	(1)%	17%
Total Consulting	2,010	1,873	7%	(2)%	—	10%
Corporate Eliminations	(10)	(15)
Total Revenue	$5,549	$5,083	9%	(2)%	1%	10%

*	Components of revenue change may not add due to rounding.

	Three Months Ended March 31,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Marsh:
EMEA	$842	$837	1%	(4)%	(4)%	9%
Asia Pacific	321	274	17%	(4)%	5%	17%
Latin America	104	90	15%	(1)%	—	16%
Total International	1,267	1,201	6%	(4)%	(2)%	11%
U.S./Canada	1,279	1,124	14%	—	4%	10%
Total Marsh	$2,546	$2,325	10%	(2)%	1%	11%
Mercer:
Wealth	$617	$623	(1)%	(3)%	—	2%
Health	524	487	8%	(2)%	1%	9%
Career	202	178	13%	(3)%	—	16%
Total Mercer	$1,343	$1,288	4%	(2)%	—	6%

*	Components of revenue change may not add due to rounding.
Consolidated Revenue
Consolidated revenue increased $466 million, or 9% to $5.5 billion for the three months ended March 31, 2022 compared to $5.1 billion for the three months ended March 31, 2021. Consolidated revenue increased 10% on an underlying basis and 1% from acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation. On an underlying basis, revenue increased 11% and 10% for the three months ended March 31, 2022 in Risk and Insurance Services and Consulting segments, respectively. Underlying revenue growth in the Risk and Insurance Services and Consulting segments was driven by the continued strong demand for our advice and services.
Consolidated Operating Expenses
Consolidated operating expenses increased $379 million, or 10% to $4.1 billion for the three months ended March 31, 2022 compared to $3.7 billion for the three months ended March 31, 2021, reflecting increases of 11% on an underlying basis and 2% from acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation. On an underlying basis, expenses increased 12% and 9% for the three months ended March 31, 2022 in Risk and Insurance Services and Consulting, respectively. The increase in underlying expenses is primarily due to increased headcount and higher incentive compensation.
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
The results of operations for the Risk and Insurance Services segment are presented below:

For the Three Months Ended March 31,	Three Months
(In millions, except percentages)	2022	2021
Revenue	$3,549	$3,225
Compensation and benefits	1,801	1,610
Other operating expenses	627	555
Operating expenses	2,428	2,165
Operating income	$1,121	$1,060
Operating income margin	31.6%	32.9%

Revenue
Revenue in the Risk and Insurance Services segment increased $324 million, or 10% to $3.5 billion for the three months ended March 31, 2022 compared to $3.2 billion for the three months ended March 31, 2021. Revenue grew 11% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 2% related to the impact of foreign currency translation. The increase in underlying revenue was primarily due to strong growth in new business, solid retention, and benefits from pricing in the marketplace.
At Marsh, revenue increased $221 million, or 10% to $2.5 billion for the three months ended March 31, 2022 compared to $2.3 billion for the three months ended March 31, 2021. This reflects an increase of 11% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation. On an underlying basis, the U.S. and Canada rose 10%. Results for the three months ended March 31, 2022 also included a charge of approximately $27 million at Marsh related to the loss on deconsolidation of the Company's Russian businesses. Total International operations produced underlying revenue growth of 11%, reflecting growth of 17% in Asia Pacific, 9% in EMEA and 16% in Latin America.
At Guy Carpenter, revenue increased $104 million, or 12% to $999 million for the three months ended March 31, 2022 compared to $895 million for the three months ended March 31, 2021. On an underlying basis, revenue increased 11%.
The Risk and Insurance Services segment completed one acquisition during the first three months ended March 31, 2022. Information regarding this acquisition is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $263 million, or 12% to $2.4 billion for the three months ended March 31, 2022 compared to $2.2 billion for the three months ended March 31, 2021. This reflects an increase of 12% on an underlying basis and 2% from the impact of acquisitions, partly offset by a decrease of 2% from the impact of foreign currency translation. The increase in underlying expenses is primarily due to increased headcount and higher incentive compensation.
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
The results of operations for the Consulting segment are presented below:

For the Three Months Ended March 31,	Three Months
(In millions, except percentages)	2022	2021
Revenue	$2,010	$1,873
Compensation and benefits	1,164	1,074
Other operating expenses	454	438
Operating expenses	1,618	1,512
Operating income	$392	$361
Operating income margin	19.5%	19.3%
Revenue
Consulting revenue increased $137 million, or 7% to $2.0 billion for the three months ended March 31, 2022, compared to $1.9 billion for the three months ended March 31, 2021. This reflects an increase of 10% on an underlying basis partly offset by a decrease of 2% from the impact of foreign currency translation.
Mercer's revenue increased $55 million, or 4% to $1.3 billion for the three months ended March 31, 2022 compared to the corresponding quarter in the prior year. This reflects an increase of 6% on an underlying basis, partly offset by a decrease of 2% from the impact of foreign currency translation. On an underlying basis, revenue for Career, Health and Wealth increased 16%, 9% and 2%, respectively, as compared to the corresponding quarter in the prior year. The increase in underlying revenue at Mercer for the three months ended March 31, 2022 was due to higher investment management fees from growth in assets under management and increased demand and retention for Health and Career products and services.

Oliver Wyman's revenue increased $82 million, or 14% to $667 million for the three months ended March 31, 2022 compared to $585 million for the three months ended March 31, 2021, reflecting an increase of 17% on an underlying basis partly offset by decreases of 1% from dispositions, and 2% from the impact of foreign currency translation. Results for the three months ended March 31, 2022 also included a charge of approximately $12 million at Oliver Wyman related to the loss on deconsolidation of the Company's Russian businesses. The increase in underlying revenue at Oliver Wyman for the three months ended March 31, 2022 primarily reflects the impact of increased demand for project-based services across all industries.
The Consulting segment completed two acquisitions during the first three months ended March 31, 2022. Information regarding the acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Consulting expenses increased $106 million, or 7% to $1.6 billion for the three months ended March 31, 2022 compared to $1.5 billion for the first three months ended March 31, 2021. This reflects an increase of 9% on an underlying basis partly offset by a 2% decrease from the impact of foreign currency translation. The increase in underlying expenses in the Consulting segment for the three months ended March 31, 2022 is primarily due to increased headcount and incentive compensation.
Corporate and Other
Corporate expenses were $68 million for the three months ended March 31, 2022 compared to $63 million for the three months ended March 31, 2021. Expenses increased 7% on an underlying basis primarily due to increased headcount and incentive compensation.
Interest
Interest expense was $110 million for the three months ended March 31, 2022 compared to $118 million for the for the three months ended March 31, 2021. Interest expense decreased $8 million due to lower average debt levels in 2022 compared with the corresponding quarter in the prior year.
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
The Company recorded net investment income of $26 million for the three months ended March 31, 2022 compared to net investment income of $11 million for the same period in the prior year. The increase in 2022 is primarily driven by higher mark-to-market gains in the Company's private equity investments and its investment in Alexander Forbes.
Income and Other Taxes
The Company's effective tax rate in the first quarter of 2022 was 23.7% compared with 24.5% in the first quarter of 2021.
The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments to contingent acquisition consideration.
The excess tax benefit related to share-based payments is the most significant discrete item, reducing the effective tax rate by 1.8% and 1.1% in the first quarters of 2022 and 2021, respectively. The rate in the first quarter of 2022 also reflects tax benefits from planning implemented in the period that postponed the utilization of current-year losses in the U.K. to a future year when the tax rate will be 25%.
The effective tax rate may vary significantly from period to period. The effective tax rate is sensitive to the geographic mix and repatriation of the Company's earnings, which may result in higher or lower effective tax rates. Thus, a shift in the mix of profits among jurisdictions, or changes in the Company's repatriation strategy to access offshore cash, can affect the effective tax rate.

In addition, losses in certain jurisdictions cannot be offset by earnings from other operations, and may require valuation allowances that affect the rate in a particular period, depending on estimates of the value of associated deferred tax assets which can be realized. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitations.
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
The quasi-territorial U.S. tax regime provides an opportunity for the Company to repatriate foreign earnings more tax efficiently and there is less incentive for permanent reinvestment of these earnings. However, permanent reinvestment continues to be a component of the Company’s global capital strategy. The Company continues to evaluate its global investment and repatriation strategy in light of its capital requirements, considering the treatment of future earnings under the quasi-territorial tax regime.
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $49 million within the next twelve months due to settlement of audits and expiration of statutes of limitation.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At March 31, 2022, the Company had approximately $736 million of cash and cash equivalents in its foreign operations, which includes $281 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
During the first three months of 2022, the Company recorded foreign currency translation adjustments which decreased net equity by $169 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash on our consolidated balance sheets includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown separately in the consolidated balance sheets as an offset to fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.

Operating Cash Flows
The Company used $702 million of cash from operations for the three months ended March 31, 2022 compared to $408 million used by operations in the first three months of 2021. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension plan contributions. The Company paid $39 million and $54 million related to its restructuring activities for the three months ended March 31, 2022 and 2021, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first three months of 2022, the Company contributed $60 million to its non-U.S. defined benefit pension plans and $8 million to its U.S. defined benefit pension plans. In the first three months of 2021, the Company contributed $17 million to its non-U.S. defined benefit pension plans and $12 million to its U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. During the first three months of 2022, the Company made $8 million of contributions to its non-qualified plans and expects to fund approximately an additional $23 million over the remainder of 2022. The Company is not required to make any contributions to its U.S. qualified plan in 2022.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2021. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP.
The Company contributed $58 million to its U.K. plans (including the JLT section) for the first three months of 2022. The Company contributions to its U.K. plans (including the JLT section) for the remainder of 2022 are expected to be approximately $66 million.
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
During 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $55 million to the JLT section in the first quarter of 2022 and is expected to make $57 million of contributions in the remainder of 2022. The funding level of the JLT section will be reassessed during 2022 to determine contributions in 2023 and onwards.
For the Marsh McLennan U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2019 based on the surplus funding position at December 31, 2018. In accordance with the agreement, no deficit funding is required until 2023. The funding level will be re-assessed during 2022 as part of the December 31, 2021 actuarial valuation to determine if contributions are required in 2023. As part of a long term strategy which depends on having greater influence over asset allocation and overall investment decisions, in November 2019, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million over a seven-year period.
The Company expects to fund an additional $87 million to its non-U.S. defined benefit plans over the remainder of 2022, comprising approximately $21 million to plans outside of the U.K. and $66 million to the U.K. plans.
Financing Cash Flows
Net cash provided by financing activities was $855 million for the three months ended March 31, 2022, compared with $261 million used by financing activities for the same period in 2021.
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

As of March 31, 2022, the Company had no borrowings under this facility. In connection with the New Facility, the Company terminated its previous multicurrency unsecured $1.8 billion five-year revolving credit facility and its unsecured $1.0 billion 364-day unsecured revolving credit facility.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $483 million at March 31, 2022 and $508 million at December 31, 2021. There were no outstanding borrowings under these facilities at March 31, 2022 and December 31, 2021.
Debt
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had $825 million of commercial paper outstanding at March 31, 2022 at an effective interest rate of 0.91%.
In December 2021, the Company issued $400 million of 2.375% senior notes due 2031 and $350 million of 2.90% senior notes due 2051. The Company used the net proceeds from these issuances for general corporate purposes, and repaid $500 million of 2.75% senior notes with an original maturity date of January 2022 in December 2021.
On April 15, 2021, the Company repaid $500 million of senior notes maturing in July 2021.
The Company's senior debt is currently rated A- by Standard & Poor's ("S&P") and Baa1 by Moody's. The Company's short-term debt is currently rated A-2 by S&P and P-2 by Moody's. The Company carries a Stable outlook with both S&P and Moody's.
Share Repurchases
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021. During the first three months of 2022, the Company repurchased 3.2 million shares of its common stock for $500 million. As of March 31, 2022, the Company remained authorized to repurchase up to approximately $5.8 billion in shares of its common stock. There is no time limit on the authorization.
During the first three months of 2021, the Company repurchased 1 million shares of its common stock for total consideration of approximately $119 million, of which $112 million was paid during the first quarter of 2021.
Dividends
The Company paid dividends on its common shares of $272 million ($0.535 per share) during the first three months of 2022, as compared with $237 million ($0.465 per share) during the first three months of 2021.
Contingent Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2022	2021
Operating:
Contingent consideration payments	$—	$(1)
Acquisition/disposition related net charges for adjustments	10	—
Adjustments and payments related to contingent consideration	$10	$(1)
Financing:
Contingent purchase consideration	$(4)	$(10)
Deferred purchase consideration related to prior years' acquisitions	(12)	(27)
Payments of deferred and contingent consideration for acquisitions	$(16)	$(37)

Receipt of contingent consideration related to prior years' dispositions	$3	$5

Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion Senior Notes, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheets. The U.S. dollar value of the Euro notes decreased by $29 million through March 31, 2022 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the three months ended March 31, 2022.
Fiduciary Liabilities
Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. Financing cash flows reflect an increase of $926 million and $190 million for the three months ended March 31, 2022 and 2021, respectively, related to the increase in fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $159 million in the first three months of 2022, compared with $67 million used for investing activities for the same period in 2021.
The Company paid $24 million, net of cash and cash equivalents for acquisitions it made during the first three months of 2022. The Company made no acquisitions in the first three months of 2021.
During the first three months of 2022 and 2021, the Company sold its Mercer retirement plan administration and call center operations in Brazil, for cash proceeds of approximately $4 million. There were no dispositions during the first three months of 2021.
The Company's additions to fixed assets and capitalized software, which amounted to $122 million in the first three months of 2022 and $69 million in the first three months of 2021, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
The Company has commitments for potential future investments of approximately $44 million in six private equity funds that invest primarily in financial services companies. On April 1, 2022, the Company committed to invest $100 million in a private equity fund.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table as of March 31, 2022:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$825	$825	$—	$—	$—
Current portion of long-term debt	366	366	—	—	—
Long-term debt	10,618	—	2,386	1,248	6,984
Interest on long-term debt	5,049	411	736	594	3,308
Net operating leases	2,433	384	650	526	873
Service agreements	274	169	77	23	5
Other long-term obligations	613	202	393	16	2
Total	$20,178	$2,357	$4,242	$2,407	$11,172
The above table does not include the liability for unrecognized tax benefits of $94 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $35 million that may become payable within one year. The table also excludes the provisional estimate of remaining transitional tax payments related to the Tax Cuts and Jobs Act ("the TCJA") of $62 million.

Management’s Discussion of Critical Accounting Policies and Estimates
The Company’s discussion of critical accounting policies and estimates that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2021 Form 10-K.
New Accounting Guidance
Note 19, New Accounting Guidance, in the notes to the consolidated financial statements in this report contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.
Market Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes and fluctuations in foreign currency exchange rates and equity markets.
Interest Rate Risk and Credit Risk
Interest income generated from the Company's cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity will vary with the general level of interest rates.
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2022
Cash and cash equivalents	$772
Cash and cash equivalents held in a fiduciary capacity	$10,461
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 2 basis points, over the course of the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $1.5 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic expense for 2022 are discussed in Note 13, Retirement Benefits, in the notes to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Discussion of Critical Accounting Policies and Estimates - Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 53% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expenses are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenues and expenses, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tends to mitigate the impact on net operating income of foreign currency risk. However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $62 million. The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
If exchange rates at March 31, 2022 hold constant for the rest of 2022, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $34 million.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $82 million that are valued using readily determinable fair values and approximately $39 million of investments without readily determinable fair values. The Company also has investments of approximately $224 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At March 31, 2022, the Company owns approximately 14% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange. The investment in AF is accounted at fair value, with unrealized gains and losses recorded as investment income (loss) in the consolidated statements of income. The fair value of this investment at March 31, 2022 was approximately $64 million.
Other
A number of lawsuits and regulatory proceedings are pending. See Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements included in this report.
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

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings.
The Company and its subsidiaries are also party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. Additional information regarding certain legal proceedings and related matters as set forth in Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
Item 1A. Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021. The Company repurchased approximately 3.2 million shares of its common stock for $500 million during the first quarter of 2022. As of March 31, 2022, the Company remained authorized to repurchase up to approximately $5.8 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	640,408	$162.3958	640,408	$1,159,976,641
February 1-28, 2022	1,411,026	$152.8169	1,411,026	$944,348,006
March 1-31, 2022	1,166,128	$154.6613	1,166,128	$5,763,993,137
Total	3,217,562	$155.3919	3,217,562	$5,763,993,137
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

Date:	April 21, 2022	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 21, 2022	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Peter C. Hearn

10.2	Letter Agreement, effective as of April 1, 2022, between Marsh & McLennan Companies, Inc. and Martine Ferland

10.3	Form of Deferred Stock Unit Award, with grant dates from March 1, 2022 through February 1, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting

10.4	Form of Deferred Stock Unit Award, with grant dates from March 1, 2022 through February 1, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting

10.5	Form of Restricted Stock Unit Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.6	Form of Performance Stock Unit Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.7	Form of Stock Option Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase