Form 10-Q
period 2022-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2022-07-21
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 18, 2022, there were outstanding 499,017,662 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from conflicts such as the war in Ukraine, slower GDP growth or recession, capital markets volatility and inflation;
•the increasing prevalence of ransomware, supply chain and other forms of cyber attacks, and their potential to disrupt our operations and result in the disclosure of confidential client or company information;
•the impact from lawsuits or investigations arising from errors and omissions, breaches of fiduciary duty or other claims against us in our capacity as a broker or investment advisor, including claims related to our investment business’ ability to execute timely trades;
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
•our ability to manage potential conflicts of interest, including where our services to a client conflict, or are perceived to conflict, with the interests of another client or our own interests;
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$5,379	$5,017	$10,928	$10,100
Expense:
Compensation and benefits	3,010	2,860	6,110	5,667
Other operating expenses	1,005	929	2,009	1,847
Operating expenses	4,015	3,789	8,119	7,514
Operating income	1,364	1,228	2,809	2,586
Other net benefit credits	59	71	121	142
Interest income	1	1	2	1
Interest expense	(114)	(110)	(224)	(228)
Investment income	2	19	28	30
Income before income taxes	1,312	1,209	2,736	2,531
Income tax expense	334	382	672	706
Net income before non-controlling interests	978	827	2,064	1,825
Less: Net income attributable to non-controlling interests	11	7	26	22
Net income attributable to the Company	$967	$820	$2,038	$1,803
Net income per share attributable to the Company:
- Basic	$1.93	$1.61	$4.06	$3.55
- Diluted	$1.91	$1.60	$4.01	$3.51
Average number of shares outstanding:
- Basic	501	508	502	508
- Diluted	506	513	508	514
Shares outstanding at June 30,	499	507	499	507
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income before non-controlling interests	$978	$827	$2,064	$1,825
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(864)	24	(1,033)	(67)
Gain related to pension/post-retirement plans	236	24	322	30
Other comprehensive (loss) income, before tax	(628)	48	(711)	(37)
Income tax expense on other comprehensive income	56	4	77	6
Other comprehensive (loss) income, net of tax	(684)	44	(788)	(43)
Comprehensive income	294	871	1,276	1,782
Less: comprehensive income attributable to non-controlling interest	11	7	26	22
Comprehensive income attributable to the Company	$283	$864	$1,250	$1,760
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$909	$1,752
Receivables
Commissions and fees	5,775	5,093
Advanced premiums and claims	118	136
Other	560	523
	6,453	5,752
Less-allowance for credit losses	(167)	(166)
Net receivables	6,286	5,586
Other current assets	974	926
Total current assets	8,169	8,264
Goodwill	15,963	16,317
Other intangible assets	2,538	2,810
Fixed assets (net of accumulated depreciation and amortization of $1,673 at June 30, 2022 and $1,589 at December 31, 2021)	863	847
Pension related assets	2,160	2,270
Right of use assets	1,744	1,868
Deferred tax assets	537	551
Other assets	1,466	1,461
	$33,440	$34,388
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) June 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,311	$17
Accounts payable and accrued liabilities	3,029	3,165
Accrued compensation and employee benefits	1,914	2,942
Current lease liabilities	314	332
Accrued income taxes	448	198
Total current liabilities	7,016	6,654
Fiduciary liabilities	10,530	9,622
Less – cash and cash equivalents held in a fiduciary capacity	(10,530)	(9,622)
	—	—
Long-term debt	10,487	10,933
Pension, post-retirement and post-employment benefits	1,407	1,632
Long-term lease liabilities	1,752	1,880
Liabilities for errors and omissions	340	355
Other liabilities	1,521	1,712
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2022 and December 31, 2021	561	561
Additional paid-in capital	1,044	1,112
Retained earnings	19,880	18,389
Accumulated other comprehensive loss	(5,363)	(4,575)
Non-controlling interests	224	213
	16,346	15,700
Less – treasury shares, at cost, 61,408,596 shares at June 30, 2022 and 57,105,619 shares at December 31, 2021	(5,429)	(4,478)
Total equity	10,917	11,222
	$33,440	$34,388
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30,
(In millions)	2022	2021
Operating cash flows:
Net income before non-controlling interests	$2,064	$1,825
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	174	201
Amortization of intangible assets	174	189
Non-cash lease expense	152	158
Adjustments and payments related to contingent consideration assets and liabilities	9	7
Deconsolidation of Russian businesses	39	—
Net gain on investments	(28)	(30)
Net gain on disposition of assets	(111)	(43)
Share-based compensation expense	194	176
Changes in assets and liabilities:
Net receivables	(978)	(626)
Other assets	(65)	(135)
Accrued compensation and employee benefits	(992)	(630)
Provision for taxes, net of payments and refunds	235	297
Contributions to pension and other benefit plans in excess of current year credit	(226)	(187)
Other liabilities	105	(280)
Operating lease liabilities	(166)	(172)
Net cash provided by operations	580	750
Financing cash flows:
Purchase of treasury shares	(1,100)	(434)
Net proceeds from issuance of commercial paper	944	—
Repayments of debt	(8)	(509)
Shares withheld for taxes on vested units – treasury shares	(180)	(98)
Issuance of common stock from treasury shares	65	75
Payments of deferred and contingent consideration for acquisitions	(92)	(26)
Receipts of contingent consideration for dispositions	3	—
Distributions of non-controlling interests	(15)	(21)
Dividends paid	(547)	(478)
Change in fiduciary liabilities	1,428	1,277
Net cash provided by (used for) financing activities	498	(214)
Investing cash flows:
Capital expenditures	(239)	(151)
Net purchases of long term investments	(11)	(2)
Dispositions	135	81
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(151)	(350)
Other, net	8	(2)
Net cash used for investing activities	(258)	(424)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(755)	38
Increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	65	150
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	11,374	10,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$11,439	$10,824

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Six Months Ended June 30,	2022	2021
(In millions)
Cash and cash equivalents	$909	$888
Cash and cash equivalents held in a fiduciary capacity	10,530	9,936
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$11,439	$10,824
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,026	$851	$1,112	$943
Change in accrued stock compensation costs	5	85	(140)	(48)
Issuance of shares under stock compensation plans and employee stock purchase plans	13	9	72	50
Balance, end of period	$1,044	$945	$1,044	$945
RETAINED EARNINGS
Balance, beginning of period	$18,916	$16,780	$18,389	$16,272
Net income attributable to the Company	967	820	2,038	1,803
Dividend equivalents declared	(3)	(3)	(7)	(6)
Dividends declared	—	—	(540)	(472)
Balance, end of period	$19,880	$17,597	$19,880	$17,597
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of period	$(4,679)	$(5,197)	$(4,575)	$(5,110)
Other comprehensive (loss) income, net of tax	(684)	44	(788)	(43)
Balance, end of period	$(5,363)	$(5,153)	$(5,363)	$(5,153)
TREASURY SHARES
Balance, beginning of period	$(4,887)	$(3,561)	$(4,478)	$(3,562)
Issuance of shares under stock compensation plans and employee stock purchase plans	58	41	149	154
Purchase of treasury shares	(600)	(322)	(1,100)	(434)
Balance, end of period	$(5,429)	$(3,842)	$(5,429)	$(3,842)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$219	$162	$213	$156
Net income attributable to non-controlling interests	11	7	26	22
Distributions and other changes	(6)	(13)	(15)	(22)
Balance, end of period	$224	$156	$224	$156
TOTAL EQUITY	$10,917	$10,264	$10,917	$10,264
Dividends declared per share	$0.535	$0.465	$1.070	$0.930
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
In June 2022, as previously announced in the first quarter, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management pending regulatory approvals.
In the first quarter of 2022, the Company also concluded that it does not meet the accounting criteria for control over its wholly-owned Russian businesses due to the evolving trade and economic sanctions, and recorded a loss of $52 million on the deconsolidation of the Russian businesses and other related charges. Refer to Note 8, Acquisitions and Dispositions, for additional information on the deconsolidation of the Russian businesses.
The Company continues to monitor the ongoing situation and its potential impact on our business, financial condition, results of operations and cash flows.
Business Update Related To COVID-19
For over two years, the COVID-19 pandemic has impacted businesses globally including in every geography in which the Company operates. Our businesses have remained resilient throughout the pandemic and demand for our advice and services remains strong. However, uncertainty remains in the economic outlook, and the ultimate extent of the impact of COVID-19 to the Company will depend on future developments that it is unable to predict, including new waves of infection from emerging variants of the virus and potential renewed restrictions and mandates by various governments or agencies.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the six months ended June 30, 2022 and 2021.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macro economic factors including COVID-19 and the war in Ukraine to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. The ultimate extent to which COVID-19 will directly or indirectly impact the Company’s businesses, results of operations and financial condition will depend on numerous evolving factors and future developments that it is not able to predict. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At June 30, 2022, the Company maintained $302 million compared to $303 million at December 31, 2021 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was immaterial to the consolidated statements of income for the three and six months ended June 30, 2022 and 2021, respectively.
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
The Company recorded investment income of $2 million and $28 million for the three and six months ended June 30, 2022, respectively, compared to investment income of $19 million and $30 million for the same periods in the prior year. The decrease in 2022 is primarily driven by lower mark-to-market gains in the Company's private equity investments compared to the corresponding periods in the prior year.

Income Taxes
The Company's effective tax rate for the three months ended June 30, 2022 was 25.5% compared with 31.6% for the corresponding quarter of 2021. The effective tax rates for the six months ended June 30, 2022 and 2021 were 24.6% and 27.9%, respectively.
The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments related to contingent consideration for acquisitions.
The excess tax benefit related to share-based payments is the most significant discrete item for the three and six months ended June 30, 2022, reducing the effective tax rate by 0.8% and 1.3%, respectively. The respective reductions for the three and six months ended June 30, 2021 were 0.6% and 0.9%, respectively. The rate in 2022 also reflects tax benefits from planning implemented through June 30, 2022 that postponed the utilization of current year losses in the U.K. to a future year when the tax rate will be 25%.
The rate in the second quarter of 2021 reflects the charge of re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation increasing the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The Company recorded a net charge of $100 million in the second quarter of 2021, which reflected the re-measurement of the Company's U.K. deferred tax assets and liabilities upon enactment of the legislation.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $102 million at June 30, 2022 and $94 million December 31, 2021. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $48 million within the next twelve months due to settlements of audits and expirations of statutes of limitation.
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
The Company's revenue recognition guidance is provided in more detail in Note 2, Revenue, in the Form 10-K for the year ended December 31, 2021.
The following table disaggregates components of the Company's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Marsh:
EMEA	$745	$796	$1,587	$1,633
Asia Pacific	382	347	703	621
Latin America	118	103	222	193
Total International	1,245	1,246	2,512	2,447
U.S./Canada	1,533	1,404	2,812	2,528
Total Marsh	2,778	2,650	5,324	4,975
Guy Carpenter	522	488	1,521	1,383
Subtotal	3,300	3,138	6,845	6,358
Fiduciary interest income	13	3	17	8
Total Risk and Insurance Services	$3,313	$3,141	$6,862	$6,366
Mercer:
Wealth	$597	$625	$1,214	$1,248
Health	587	462	1,111	949
Career	205	187	407	365
Total Mercer	1,389	1,274	2,732	2,562
Oliver Wyman Group	695	618	1,362	1,203
Total Consulting	$2,084	$1,892	$4,094	$3,765
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
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	June 30, 2022	December 31, 2021
Contract assets	$381	$290
Contract liabilities	$831	$776
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated contingent insurer revenue related to achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized in the three and six months ended June 30, 2022 that was included in the contract liability balance at the beginning of each of those periods was $174 million and $454 million, respectively, compared to revenue recognized of $142 million and $380 million for the same periods in the prior year.
The amount of revenue recognized in the three and six months ended June 30, 2022 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $37 million and $61 million, respectively, and $38 million and $72 million for the three and six months ended June 30, 2021, respectively.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $185 million, primarily related to Mercer. The Company expects revenue in 2023, 2024, 2025, 2026 and 2027 and beyond of $80 million, $55 million, $28 million, $15 million and $7 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, generally the Company collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. The Company's fiduciary assets primarily include bank or short term time deposits and liquid money market funds, and are classified as cash and cash equivalents. Risk and Insurance Services revenue includes interest on fiduciary funds of $13 million and $17 million for the three and six months ended June 30, 2022, respectively, and $3 million and $8 million for the three and six months ended June 30, 2021, respectively. Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $14.5 billion at June 30, 2022 and $13.0 billion at December 31, 2021. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income before non-controlling interests	$978	$827	$2,064	$1,825
Less: Net income attributable to non-controlling interests	11	7	26	22
Net income attributable to the Company	$967	$820	$2,038	$1,803
Basic weighted average common shares outstanding	501	508	502	508
Dilutive effect of potentially issuable common shares	5	5	6	6
Diluted weighted average common shares outstanding	506	513	508	514
Average stock price used to calculate common stock equivalents	$160.43	$134.04	$158.96	$124.50

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the six month periods ended June 30, 2022 and 2021.

(In millions)	2022	2021
Assets acquired, excluding cash and cash and cash equivalents held in a fiduciary capacity	$164	$561
Acquisition-related deposit	24	—
Fiduciary liabilities assumed	(2)	(13)
Liabilities assumed	(24)	(60)
Contingent/deferred purchase consideration	(11)	(138)
Net cash outflow for acquisitions	$151	$350

(In millions)	2022	2021
Interest paid	$215	$234
Income taxes paid, net of refunds	$437	$403
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2022	2021
Operating:
Contingent consideration payments for prior year acquisitions	$(18)	$(4)
Receipt of contingent consideration for dispositions	—	18
Acquisition/disposition related net charges (credits) for adjustments	27	(7)
Adjustments and payments related to contingent consideration	$9	$7
Financing:
Contingent consideration for prior year acquisitions	$(16)	$(13)
Deferred consideration related to prior year acquisitions	(76)	(84)
Payments of deferred and contingent consideration for acquisitions	$(92)	$(97)

Receipt of contingent consideration for dispositions	$3	$71
The Company had non-cash issuances of common stock under its share-based payment plan of $337 million and $228 million for the six months ended June 30, 2022 and 2021, respectively. The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $89 million and $194 million for the three and six months ended June 30, 2022, respectively, and $98 million and $176 million for the three and six months ended June 30, 2021, respectively.
Statement of Cash Flows Reclassifications
In the first quarter of 2022, the Company refined the statements of cash flows presentation to combine and reclassify certain line items within the operating cash flows section. The prior year's presentation was conformed to the current presentation and had no impact on operating cash flows.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and six months ended June 30, 2022 and 2021, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of April 1, 2022	$(3,137)	$(1,542)	$(4,679)
Other comprehensive income (loss) before reclassifications	154	(864)	(710)
Amounts reclassified from accumulated other comprehensive loss	26	—	26
Net current period other comprehensive income (loss)	180	(864)	(684)
Balance as of June 30, 2022	$(2,957)	$(2,406)	$(5,363)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of April 1, 2021	$(4,122)	$(1,075)	$(5,197)
Other comprehensive (loss) income before reclassifications	(16)	24	8
Amounts reclassified from accumulated other comprehensive loss	36	—	36
Net current period other comprehensive income	20	24	44
Balance as of June 30, 2021	$(4,102)	$(1,051)	$(5,153)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2021	$(3,202)	$(1,373)	$(4,575)
Other comprehensive income (loss) before reclassifications	189	(1,033)	(844)
Amounts reclassified from accumulated other comprehensive loss	56	—	56
Net current period other comprehensive income (loss)	245	(1,033)	(788)
Balance as of June 30, 2022	$(2,957)	$(2,406)	$(5,363)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2020	$(4,126)	$(984)	$(5,110)
Other comprehensive loss before reclassifications	(52)	(67)	(119)
Amounts reclassified from accumulated other comprehensive loss	76	—	76
Net current period other comprehensive income (loss)	24	(67)	(43)
Balance as of June 30, 2021	$(4,102)	$(1,051)	$(5,153)

The components of other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 are as follows:

Three Months Ended June 30,	2022			2021
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(864)	$—	$(864)	$24	$—	$24
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	38	11	27	52	15	37
Subtotal	37	11	26	51	15	36
Foreign currency translation adjustments	187	44	143	(44)	(12)	(32)
Effect of remeasurement	10	1	9	15	1	14
Effect of settlement	2	—	2	2	—	2
Pension/post-retirement plans gains	236	56	180	24	4	20
Other comprehensive (loss) income	$(628)	$56	$(684)	$48	$4	$44
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2022			2021
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(1,033)	$—	$(1,033)	$(67)	$—	$(67)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	77	20	57	104	27	77
Subtotal	76	20	56	103	27	76
Foreign currency translation adjustments	252	60	192	(81)	(20)	(61)
Effect of remeasurement	10	1	9	13	1	12
Effect of settlement	2	—	2	2	—	2
Other adjustments	(18)	(4)	(14)	(7)	(2)	(5)
Pension/post-retirement plans gains	322	77	245	30	6	24
Other comprehensive (loss) income	$(711)	$77	$(788)	$(37)	$6	$(43)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.
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

The Risk and Insurance Services segment completed three acquisitions during the six months ended June 30, 2022:
•January – Marsh McLennan Agency ("MMA") acquired Heil & Kay Insurance Agency Inc., an Illinois-based full-service broker providing business insurance, employee health benefits services and personal lines insurance.
•April – Marsh acquired the business of Regional Treaty Services Corporation, a Rhode Island-based managing general underwriter, which manages reinsurance facilities for small to midsize US-based insurers primarily writing personal lines, small agriculture, and main street commercial business.
•June – MMA acquired Clark Insurance, a Maine-based, full-service broker providing business insurance, employee health and benefits and private client services to businesses and individuals across the region.
The Consulting segment completed two acquisitions during the six months ended June 30, 2022:
•February – Oliver Wyman acquired Azure Consulting, an Australia-based management consulting firm with expertise in strategy development, organizational design and operations in the industrials, energy and natural resources sectors.
•March – Mercer acquired GeFi Assurances, a France-based brokerage and consulting firm specializing in collective corporate social protection.
Total purchase consideration for acquisitions made during the six months ended June 30, 2022 was $158 million, which consisted of cash paid of $147 million and deferred purchase consideration and estimated contingent consideration of $11 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. During the six months ended June 30, 2022, the Company also paid $76 million of deferred purchase consideration and $34 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2022 based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through June 30, 2022
(In millions)
Cash	$147
Estimated fair value of deferred/contingent consideration	11
Total consideration	$158
Allocation of purchase price:
Cash and cash equivalents	$18
Cash and cash equivalents held in a fiduciary capacity	2
Net receivables	2
Goodwill	104
Other intangible assets	57
Fixed assets, net	1
Total assets acquired	184
Current liabilities	22
Fiduciary liabilities	2
Other liabilities	2
Total liabilities assumed	26
Net assets acquired	$158
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
The following table provides information about intangible assets acquired during 2022:

Intangible assets through June 30, 2022 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$53	12.5 years
Other	4	4.5 years
Total intangibles	$57
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for both the three and six month periods ended June 30, 2022 includes revenue of approximately $6 million and operating loss of $1 million for acquisitions made in 2022. The consolidated statements of income for both the three and six month periods ended June 30, 2021 includes revenue of approximately $35 million and operating income of $2 million for acquisitions made in 2021.
Dispositions
In April 2022, Mercer sold its U.S. affinity business that provided insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $140 million and recorded a net gain of $112 million which is included in revenue in the consolidated statements of income.
In addition, during the first six months of 2022, the Company made certain other dispositions, the most significant of which was Mercer's sale of its retirement plan administration and call center operations in Brazil for cash proceeds of approximately $3 million.
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
•December – Marsh acquired Services Assurance Monétique ("SAM"), a France-based affinity insurance broker specializing in bank and retail insurance markets and increased its ownership interest in Marsh India Insurance Broker Private Limited ("Marsh India") from 49% to 92%.

The Consulting segment completed one acquisition during 2021:
•November – Oliver Wyman Group acquired Huron Consulting Group’s life sciences strategy consulting practice in the U.S. and the U.K., which assists clients in addressing their most important commercial strategy, marketing, pricing, market access and research and development challenges.
Total purchase consideration for acquisitions made during the six months ended June 30, 2021 was approximately $505 million, which consisted of cash paid of $367 million and deferred purchase and estimated contingent consideration of $138 million. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of two to four years. For the first six months of 2021, the Company also paid $84 million of deferred purchase consideration and $17 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
Prior year dispositions
During the first six months of 2021, the Company sold certain businesses in the U.S. and the U.K. for cash proceeds of approximately $81 million and recognized a net gain of approximately $50 million, primarily related to the commercial networks business in the U.K that provided broking and back-office solutions for small independent brokers.
Deconsolidation of Russia
In the first quarter of 2022, the Company concluded that it does not meet the accounting criteria for control over its wholly-owned Russian subsidiaries due to the evolving trade and economic sanctions against Russia and the related Russian counter sanctions. These sanctions included restrictions on payments to and from Russian companies and reduced currency access through official exchange markets that have significantly impacted the Company's ability to effectively manage and operate its Russian businesses.
As a result, the Company deconsolidated its Russian businesses effective as of the end of the first quarter, and recorded a loss of $39 million included in revenue in the consolidated statements of income. The loss consisted of the reclassification of cumulative translation losses from accumulated other comprehensive income and a charge for the write-off of the Russia businesses' net assets.
In June 2022, as previously announced in the first quarter, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management pending regulatory approvals.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2022 and 2021. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2022 is as if they occurred on January 1, 2021 and reflects acquisitions made in 2021 as if they occurred on January 1, 2020. The unaudited pro-forma information includes the effects of amortization of acquired intangibles in all years. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$5,384	$5,071	$10,946	$10,238
Net income attributable to the Company	$968	$827	$2,044	$1,817
Basic net income per share attributable to the Company	$1.93	$1.63	$4.07	$3.57
Diluted net income per share attributable to the Company	$1.91	$1.61	$4.03	$3.54

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
Changes in the carrying amount of goodwill are as follows:

June 30,
(In millions)	2022	2021
Balance as of January 1,	$16,317	$15,517
Goodwill acquired	104	338
Other adjustments(a)	(458)	(80)
Balance at June 30,	$15,963	$15,775
(a) Primarily reflects the impact of foreign exchange.
The goodwill arising from acquisitions in 2022 and 2021 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2022 was $104 million, of which approximately $85 million is deductible for tax purposes, and is primarily related to the Risk and Insurance Services segment.
Goodwill allocable to the Company’s reportable segments at June 30, 2022 is as follows: Risk and Insurance Services, $12.3 billion and Consulting, $3.7 billion.
The gross cost and accumulated amortization of identified intangible assets at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$3,887	$1,412	$2,475	$4,066	$1,334	$2,732
Other (a)	357	294	63	365	287	78
Amortized intangibles	$4,244	$1,706	$2,538	$4,431	$1,621	$2,810
(a) Primarily non-compete agreements, trade names and developed technology.

Aggregate amortization expense was $83 million and $174 million for the three and six months ended June 30, 2022, compared to $89 million and $189 million for the corresponding periods in the prior year. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2022 (excludes amortization through June 30, 2022)	$163
2023	315
2024	295
2025	258
2026	237
Subsequent years	1,270
Total future amortization	$2,538
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/22	12/31/21	06/30/22	12/31/21	06/30/22	12/31/21	06/30/22	12/31/21
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$64	$61	$—	$—	$—	$—	$64	$61
Mutual funds (a)	157	192	—	—	—	—	157	192
Money market funds (b)	84	425	—	—	—	—	84	425
Other equity investment (a)	—	—	—	8	—	—	—	8
Contingent purchase consideration assets (c)	—	—	—	—	2	5	2	5
Total assets measured at fair value	$305	$678	$—	$8	$2	$5	$307	$691
Fiduciary Assets:
U.S. treasury bills (e)	$—	$55	$—	$—	$—	$—	$—	$55
Money market funds	171	527	—	—	—	—	171	527
Total fiduciary assets measured at fair value	$171	$582	$—	$—	$—	$—	$171	$582
Liabilities:
Contingent purchase consideration liability (d)	$—	$—	$—	$—	$345	$352	$345	$352
Total liabilities measured at fair value	$—	$—	$—	$—	$345	$352	$345	$352
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
(e) Maturity dates of three months or less.
The Level 3 assets in the table reflect contingent purchase consideration from the sale of businesses. The change in the contingent purchase consideration assets from December 31, 2021 is driven by cash receipts of approximately $3 million.
During the six months ended June 30, 2022, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Balance at beginning of period	$358	$233	$352	$243
Net additions	—	97	—	97
Payments	(30)	(6)	(34)	(17)
Revaluation impact	17	16	27	17
Balance at June 30,	$345	$340	$345	$340

Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $233 million and $207 million at June 30, 2022 and December 31, 2021, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $56 million and $58 million at June 30, 2022 and December 31, 2021, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis. In December 2021, the Company increased its ownership in Marsh India from 49% to 92%. Prior to the increase in ownership, the Company accounted for the investment under the equity method of accounting.
Private Equity Investments
The Company's investments in private equity funds were $177 million and $149 million at June 30, 2022 and December 31, 2021, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $2 million and $19 million for the three and six months ended June 30, 2022, respectively, and net investment gains of $17 million and $27 million from these investments for the same periods in 2021.
Other Investments
At June 30, 2022 and December 31, 2021, the Company held certain equity investments with readily determinable market values of $77 million and $75 million, respectively, including an investment in the common stock of Alexander Forbes ("AF") of $60 million at June 30, 2022 and $57 million at December 31, 2021. The Company recorded investment gains on these investments of $9 million in the six months ended June 30, 2022, primarily in the first quarter. Investment gains of $3 million were recorded for the six months ended June 30, 2021. The Company also held investments without readily determinable market values of $38 million and $36 million at June 30, 2022 and December 31, 2021, respectively.
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
The Company concluded that the hedge continues to be highly effective as of June 30, 2022. The U.S. dollar value of the Euro notes decreased $92 million through June 30, 2022 due to the impact of foreign exchange rates, with a corresponding decrease to accumulated other comprehensive loss.
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

The following table provides additional information about the Company’s property leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Lease Cost:
Operating lease cost (a)	$88	$95	$178	$189
Short-term lease cost	1	2	2	3
Variable lease cost	30	26	64	63
Sublease income	(4)	(5)	(9)	(13)
Net lease cost	$115	$118	$235	$242
Other information:
Operating cash outflows from operating leases			$194	$204
Right of use assets obtained in exchange for new operating lease liabilities			$114	$251
Weighted-average remaining lease term – real estate			8.6 years	9.1 years
Weighted-average discount rate – real estate leases			2.75%	2.76%
(a) Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases as of June 30, 2022 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2022	$187
2023	352
2024	311
2025	280
2026	257
2027	222
Subsequent years	714
Total future lease payments	2,323
Less: Imputed interest	(257)
Total	$2,066
Current lease liabilities	$314
Long-term lease liabilities	1,752
Total lease liabilities	$2,066
Note: The table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
As of June 30, 2022, the Company had additional operating real estate leases that had not yet commenced of $38 million. These operating leases will commence over the next 12 months.
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
The target asset allocation for the U.S. plans is 60% equities and equity alternatives and 40% fixed income. At June 30, 2022, the actual allocation for the U.S. plans was 62% equities and equity alternatives and 38% fixed income. The target allocation for the U.K. plans at June 30, 2022 is 16% equities and equity alternatives and 84% fixed income. At June 30, 2022, the actual allocation for the U.K. plans was 19% equities and equity alternatives and 81% fixed income. The Company's U.K. plans comprised approximately 81% of non-U.S. plan assets at December 31, 2021. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net periodic cost of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions. The components of the net periodic benefit cost for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended June 30,
(In millions)	2022	2021
Service cost	$7	$10
Interest cost	99	86
Expected return on plan assets	(197)	(211)
Recognized actuarial loss	37	51
Net periodic credit	$(54)	$(64)
Settlement loss	2	2
Total credit	$(52)	$(62)

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Six Months Ended June 30,
(In millions)	2022	2021
Service cost	$15	$20
Interest cost	199	171
Expected return on plan assets	(399)	(419)
Recognized actuarial loss	76	103
Net periodic benefit credit	$(109)	$(125)
Settlement loss	2	2
Total credit	$(107)	$(123)

Amounts Recorded in the Consolidated Statements of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended June 30,
(In millions)	2022	2021
Compensation and benefits expense	$7	$10
Other net benefit credit	(59)	(72)
Total credit	$(52)	$(62)

Amounts Recorded in the Consolidated Statements of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Six Months Ended June 30,
(In millions)	2022	2021
Compensation and benefits expense	$15	$20
Other net benefit credit	(122)	(143)
Total credit	$(107)	$(123)

U.S. Plans only	Pension Benefits
For the Three Months Ended June 30,
(In millions)	2022	2021
Interest cost	$49	$46
Expected return on plan assets	(84)	(81)
Recognized actuarial loss	18	22
Net periodic credit	$(17)	$(13)

U.S. Plans only	Pension Benefits
For the Six Months Ended June 30,
(In millions)	2022	2021
Interest cost	$97	$92
Expected return on plan assets	(168)	(163)
Recognized actuarial loss	37	45
Net periodic credit	$(34)	$(26)

Significant non-U.S. Plans only	Pension Benefits
For the Three Months Ended June 30,
(In millions)	2022	2021
Service cost	$7	$10
Interest cost	50	40
Expected return on plan assets	(113)	(130)
Recognized actuarial loss	19	29
Net periodic credit	$(37)	$(51)
Settlement loss	2	2
Total credit	$(35)	$(49)

Significant non-U.S. Plans only	Pension Benefits
For the Six Months Ended June 30,
(In millions)	2022	2021
Service cost	$15	$20
Interest cost	102	79
Expected return on plan assets	(231)	(256)
Recognized actuarial loss	39	58
Net periodic credit	$(75)	$(99)
Settlement loss	2	2
Total credit	$(73)	$(97)
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
June 30,	2022	2021
Weighted average assumptions:
Expected return on plan assets	4.56%	4.72%
Discount rate	2.28%	1.92%
Rate of compensation increase	2.16%	1.85%
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and six months ended June 30, 2022 of approximately $45 million and $113 million, respectively, compared to contributions of $28 million and $57 million for the corresponding periods in the prior year. The Company expects to contribute approximately $63 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2022.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and six months ended June 30, 2022 was $40 million and $83 million, respectively, and $39 million and $78 million for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and six months ended June 30, 2022 was $33 million and $77 million, respectively, and $34 million and $73 million for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2022	December 31, 2021
Short-term:
Commercial paper	$944	$—
Current portion of long-term debt	367	17
	1,311	17
Long-term:
Senior notes – 3.30% due 2023	350	349
Senior notes – 4.05% due 2023	250	249
Senior notes – 3.50% due 2024	599	599
Senior notes – 3.875% due 2024	997	997
Senior notes – 3.50% due 2025	498	498
Senior notes – 1.349% due 2026	581	629
Senior notes – 3.75% due 2026	598	598
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	571	614
Senior notes – 2.250% due 2030	739	739
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,238	1,238
Senior notes – 2.90% due 2051	346	346
Mortgage – 5.70% due 2035	308	316
Other	4	3
	10,854	10,950
Less current portion	367	17
	$10,487	$10,933
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had $944 million of commercial paper outstanding at June 30, 2022 at an average effective interest rate of 1.94%.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility"). The interest rate on the Credit Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The Credit Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of June 30, 2022, the Company had no borrowings under this facility.
On May 31, 2022, the Company secured a $250 million uncommitted revolving credit facility. The facility expires in May 2023 and has similar coverage and leverage ratios as the Credit Facility. The Company had no borrowings outstanding under this facility at June 30, 2022.

Additional credit facilities, guarantees and letters of credit are maintained with various banks aggregating $504 million at June 30, 2022 and $508 million at December 31, 2021. There were no outstanding borrowings under these facilities at June 30, 2022 and December 31, 2021.
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

	June 30, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,311	$1,312	$17	$17
Long-term debt	$10,487	$10,195	$10,933	$12,466
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
15.    Restructuring Costs
Restructuring costs include Company initiated actions related to improving and streamlining the Company's global information technology and HR functions, JLT integration costs, improving efficiencies and client services related to the Marsh operational excellence program, and real estate related costs for exiting leased facilities.
For the three and six months ended June 30, 2022 , the Company incurred costs of $28 million and $58 million, respectively, reflecting $11 million and $26 million in RIS, $4 million and $11 million in Consulting, and $13 million and $21 million in Corporate related to these initiatives.
Details of the restructuring activity from January 1, 2021 through June 30, 2022, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at 1/1/21	$52	$51	$2	$1	$106
2021 charges	38	31	23	71	163
Cash payments	(55)	(26)	(25)	(72)	(178)
Non-cash charges	—	(22)	—	—	(22)
Liability at 12/31/21	$35	$34	$—	$—	$69
2022 charges	2	9	6	41	58
Cash payments	(29)	(12)	(4)	(35)	(80)
Non-cash charges	—	(4)	(2)	—	(6)
Liability at 6/30/22	$8	$27	$—	$6	$41
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
During the first six months of 2022, the Company repurchased 7.0 million shares of its common stock for $1.1 billion. As of June 30, 2022, the Company remained authorized to repurchase up to approximately $5.2 billion in shares of its common stock. There is no time limit on the authorization.
During the first six months of 2021, the Company repurchased 3.4 million shares of its common stock for $445 million, of which approximately $434 million was paid through June 30, 2021.
The Company issued approximately 2.7 million and 2.6 million shares related to stock compensation and employee stock purchase plans during the first six months of 2022 and 2021, respectively.
In July 2022, the Board of Directors of the Company increased the quarterly dividend by 10% from $0.535 to $0.590 per share payable in the third quarter of 2022.
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
In March 2022, the U.S. Department of Justice (DOJ) issued a declination letter, declining to pursue any charges against any JLT entity and seeking disgorgement of $29 million in alleged gross profits on this account. As previously disclosed, the Company recorded a charge for this amount in the fourth quarter of 2021. In addition, in March 2022, the Colombian Superintendecia de Sociedades (SS) concluded its investigation of this matter and notified JLT of its intention to seek $2 million in civil penalties which was recorded in the first quarter of 2022.The SS issued its final resolution in May 2022. In June 2022, JLT reached an agreement to settle the investigation by the U.K. Financial Conduct Authority (FCA) for £7.9 million (or $11 million) in civil penalties which concluded the FCA’s investigation into this matter, and the Company recorded a charge for this amount in the second quarter of 2022.
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
Consulting Segment
•In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT, reflected projected redress amounts based on the limited number of files examined as part of the Skilled person review and report. Thereafter, the FCA expanded the scope of the review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. Payments of redress and expenses during 2021 and the first half of 2022 reduced the recorded liability to £6 million (or $8 million) as of June 30, 2022. The suitability review and calculation of redress for affected customers is now substantially complete, and the vast majority of redress payments have been made. Subject to customer engagement, we expect the remaining redress payments to be made by the end of the third quarter of 2022. This gross liability has been, and we anticipate will continue to be, partially offset by a contractual indemnity obligation and insurance recoveries from third-party E&O insurers.
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
The accounting policies of the segments are the same as those utilized for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies, in the Company’s 2021 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to integration and restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s operating segments for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2022–
Risk and Insurance Services	$3,313	(a)	$967	$6,862	(c)	$2,088
Consulting	2,084	(b)	475	4,094	(d)	867
Total Operating Segments	5,397		1,442	10,956		2,955
Corporate/Eliminations	(18)		(78)	(28)		(146)
Total Consolidated	$5,379		$1,364	$10,928		$2,809
2021–
Risk and Insurance Services	$3,141	(a)	$950	$6,366	(c)	$2,010
Consulting	1,892	(b)	344	3,765	(d)	705
Total Operating Segments	5,033		1,294	10,131		2,715
Corporate/Eliminations	(16)		(66)	(31)		(129)
Total Consolidated	$5,017		$1,228	$10,100		$2,586
(a) Includes inter-segment revenue of $5 million and $4 million in 2022 and 2021, respectively, interest income on fiduciary funds of $13 million and $3 million in 2022 and 2021, respectively, and equity method income of $7 million and $14 million in 2022 and 2021, respectively. Revenue for 2021 also includes $51 million primarily from the gain on the sale of the U.K. commercial networks business.
(b) Includes inter-segment revenue of $13 million and $12 million in 2022 and 2021, respectively. Revenue for 2022 also includes a gain on the sale of the Mercer U.S. affinity business of $112 million.
(c) Includes inter-segment revenue of $5 million and $4 million in 2022 and 2021, respectively, interest income on fiduciary funds of $17 million and $8 million in 2022 and 2021, respectively, and equity method income of $8 million and $17 million in 2022 and 2021, respectively. Revenue for 2022 also includes the loss on deconsolidation of the Russian businesses of $27 million. Revenue for 2021 also includes $53 million primarily from the gain on the sale of the U.K. commercial networks business.

(d) Includes inter-segment revenue of $23 million and $27 million in 2022 and 2021, respectively. Revenue for 2022 also includes a gain on the sale of the Mercer U.S. affinity business of $112 million, partly offset by the loss on deconsolidation of the Russian businesses of $12 million.
Details of operating segment revenue for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Risk and Insurance Services
Marsh	$2,787	$2,652	$5,336	$4,981
Guy Carpenter	526	489	1,526	1,385
Total Risk and Insurance Services	3,313	3,141	6,862	6,366
Consulting
Mercer	1,389	1,274	2,732	2,562
Oliver Wyman Group	695	618	1,362	1,203
Total Consulting	2,084	1,892	4,094	3,765
Total Operating Segments	5,397	5,033	10,956	10,131
Corporate Eliminations	(18)	(16)	(28)	(31)
Total	$5,379	$5,017	$10,928	$10,100
19.    New Accounting Guidance
New Accounting Pronouncement Adopted Effective January 1, 2022:
In October 2021, the FASB issued new guidance for measuring contract assets and contract liabilities acquired in a business combination. In accordance with the new guidance, contract assets and contract liabilities should be measured in accordance with the guidance for revenue from contracts with customers as opposed to the guidance for business combinations. The guidance must be applied on a prospective basis, and is effective for fiscal years beginning after December 15, 2022, including interim periods therein. Early adoption is permitted. The Company elected to adopt this new standard effective January 1, 2022. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
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
The results of operations in the Management Discussion & Analysis ("MD&A") includes an overview of the Company's consolidated three and six months ended June 30, 2022 results compared to the corresponding periods in 2021, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1 of this report.
For information on the three and six months ended June 30, 2021 results and similar comparisons, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended June 30, 2021.
This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.
Financial Highlights
•Consolidated revenue for the three months ended June 30, 2022 was $5.4 billion, an increase of 7% or 10% on an underlying basis compared to the corresponding quarter in the prior year. For the six months ended June 30, 2022, consolidated revenue was $10.9 billion, an increase of 8% or 10% on an underlying basis compared to the corresponding period in the prior year.
•Consolidated operating income increased $136 million, or 11% to $1.4 billion for the three months ended June 30, 2022 compared to the corresponding quarter in the prior year. Net income attributable to the Company was $1.0 billion. Earnings per share increased 19% to $1.91. For the six months ended June 30, 2022, consolidated operating income increased $223 million, or 9% to $2.8 billion compared to the corresponding period in the prior year. Net income attributable to the Company was $2.0 billion. Earnings per share increased 14% to $4.01.
•Risk and Insurance Services revenue for the three months ended June 30, 2022 was $3.3 billion, an increase of 5%, or 9% on an underlying basis. Operating income was $967 million, compared with $950 million in the corresponding quarter in the prior year. For the the six months ended June 30, 2022, Risk and Insurance Services revenue was $6.9 billion, an increase of 8%, or 10% on an underlying basis. Operating income was $2.1 billion, compared with $2.0 billion for the corresponding period in the prior year.
•Consulting revenue for the three months ended June 30, 2022 was $2.1 billion, an increase of 10% both on a reported and an underlying basis. Operating income was $475 million, compared with $344 million in the corresponding quarter in the prior year. For the six months ended June 30, 2022, Consulting revenue was

$4.1 billion, an increase of 9%, or 10% on an underlying basis. Operating income was $867 million, compared with $705 million for the corresponding period in the prior year.
•In April 2022, Mercer sold its U.S. affinity business that provided insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $140 million and a net gain of $112 million.
•Results for the six months ended June 30, 2022 include a loss of $52 million on the deconsolidation of the Company's Russian businesses and other related charges. In June 2022, the Company also entered into a definite agreement to exit its businesses in Russia and transfer ownership of its Russian entities to local management which are currently pending regulatory approvals.
•In June 2022, Marsh McLennan Agency ("MMA") acquired Clark Insurance, a full-service independent insurance agency in Maine.
•In the second quarter of 2022 the Company repurchased 3.8 million shares of stock for $600 million. Through the six months ended June 30, 2022, the Company repurchased 7.0 million shares for $1.1 billion.
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
In June 2022, as previously announced in the first quarter, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management pending regulatory approvals.
In the first quarter of 2022, the Company also concluded that it does not meet the accounting criteria for control over its wholly-owned Russian businesses due to the evolving trade and economic sanctions, and recorded a loss of $52 million on the deconsolidation of the Russian businesses and other related charges. Refer to Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements for additional information on the deconsolidation of the Russian businesses.
The war in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty. The Company continues to monitor the ongoing situation and its potential impact on our business, financial condition, results of operations and cash flows.
Business Update Related To COVID-19
For over two years, the COVID-19 pandemic has impacted businesses globally including in every geography in which the Company operates. Our businesses have remained resilient throughout the pandemic and demand for our advice and services remains strong.
The Company had strong revenue growth for the first six months of 2022. However, uncertainty remains in the economic outlook, and the ultimate extent of the impact of COVID-19 to the Company will depend on future developments that it is unable to predict, including new waves of infection from emerging variants of the virus and potential renewed restrictions and mandates by various governments or agencies.
Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2021.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$5,379	$5,017	$10,928	$10,100
Expense:
Compensation and benefits	3,010	2,860	6,110	5,667
Other operating expenses	1,005	929	2,009	1,847
Operating expenses	4,015	3,789	8,119	7,514
Operating income	1,364	1,228	2,809	2,586
Income before income taxes	1,312	1,209	2,736	2,531
Net income before non-controlling interests	978	827	2,064	1,825
Net income attributable to the Company	$967	$820	$2,038	$1,803
Net income per share attributable to the Company:
- Basic	$1.93	$1.61	$4.06	$3.55
- Diluted	$1.91	$1.60	$4.01	$3.51
Average number of shares outstanding:
- Basic	501	508	502	508
- Diluted	506	513	508	514
Shares outstanding at June 30,	499	507	499	507
Consolidated operating income increased $136 million, or 11% to $1.4 billion for the three months ended June 30, 2022 compared to the corresponding prior year quarter, reflecting a 7% increase in revenue and 6% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 5% and 10%, respectively.
Consolidated operating income increased $223 million, or 9% to $2.8 billion for the six months ended June 30, 2022 compared to the corresponding period in the prior year, reflecting an 8% increase in both revenue and expenses. The revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 8% and 9%, respectively.
The increase in revenue for the three and six months ended June 30, 2022 reflects the continued strong demand for our advice and services and the continued growth of the global economy. The increase in expenses is primarily due to increased headcount and higher incentive compensation. Expenses also reflect higher travel and entertainment costs, partly offset by lower depreciation and amortization primarily in the Risk and Insurance Services segment compared to the corresponding periods in the prior year.
Diluted earnings per share increased 19% to $1.91 for the three months ended June 30, 2022 compared to $1.60 for the three months ended June 30, 2021, and 14% to $4.01 for the six months ended June 30, 2022 compared to $3.51 for the six months ended June 30, 2021. The increase for both the three and six months ended June 30, 2022 is primarily the result of higher operating income in 2022 compared to the corresponding periods in the prior year. For the three and six months ended June 30, 2022 net operating income was also impacted by foreign exchange movements across both segments.
Results for the three and six months ended June 30, 2022 also include the net gain from the sale of the Mercer U.S. affinity business of approximately $112 million, offset by a charge of approximately $52 million for the deconsolidation of the Company's Russian businesses and other related charges in Marsh and Oliver Wyman recorded in the first quarter of 2022. The three and six months ended June 30, 2021 included a net charge of approximately $100 million related to the remeasurement of deferred taxes and liabilities due to the enactment of a tax rate increase from 19% to 25% in the U.K. in the second quarter of 2021.

The following table summarizes restructuring and other items discussed in more detail below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Restructuring	$28	$31	$58	$65
Changes in contingent consideration	17	(7)	27	(7)
JLT acquisition-related costs	14	12	24	24
JLT legacy legal charges	10	—	3	—
Legal claims	—	—	30	—
Disposal of businesses	(112)	(50)	(112)	(49)
Deconsolidation of Russian businesses and other related charges	—	—	52	—
Other	—	7	—	7
Impact on income before taxes	$(43)	$(7)	$82	$40
In the three and six months ended June 30, 2022 and 2021, the Company's results of operations and earnings per share were impacted by the following items:
•Restructuring: Reflects costs related to the Company's global information technology and HR functions, JLT integrations costs, Marsh operational excellence and adjustments to restructuring liabilities for future rent under non-cancellable leases.
•Changes in contingent consideration: Primarily includes the change in fair value of contingent consideration related to acquisitions and dispositions as measured each quarter.
•JLT acquisition-related costs: Includes retention costs related to the acquisition of JLT.
•JLT legacy legal charges: Reflects charges and recoveries related to legacy JLT legal matters. See Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements in this report for additional detail.
•Legal claims: The Company recorded settlement charges and legal costs related to strategic recruiting.
•Disposal of Businesses: Reflects a gain on the sale of the Mercer U.S. affinity business during the second quarter of 2022 that provided insurance marketing, brokerage and administration to association and affinity groups. The second quarter of 2021 primarily reflects a gain on the sale of the U.K. commercial networks business that provided broking and back-office solutions for small independent brokers. These amounts are reflected as a component of revenue in the consolidated statements of income and excluded from the calculations of underlying revenue.
•Deconsolidation of Russian businesses and other related charges: The loss on deconsolidation is included in revenue and excluded from the underlying revenue calculations.

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
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment are as follows:

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Risk and Insurance Services
Marsh	$2,778	$2,650	5%	(3)%	(1)%	9%
Guy Carpenter	522	488	7%	(3)%	1%	9%
Subtotal	3,300	3,138	5%	(3)%	(1)%	9%
Fiduciary Interest Income	13	3
Total Risk and Insurance Services	3,313	3,141	5%	(3)%	(1)%	9%
Consulting
Mercer	1,389	1,274	9%	(5)%	7%	7%
Oliver Wyman Group	695	618	12%	(4)%	1%	16%
Total Consulting	2,084	1,892	10%	(5)%	5%	10%
Corporate Eliminations	(18)	(16)
Total Revenue	$5,379	$5,017	7%	(4)%	1%	10%

*	Components of revenue change may not add due to rounding.

	Three Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Marsh:
EMEA	$745	$796	(6)%	(7)%	(6)%	7%
Asia Pacific	382	347	10%	(7)%	6%	11%
Latin America	118	103	15%	—	1%	14%
Total International	1,245	1,246	—	(6)%	(2)%	9%
U.S./Canada	1,533	1,404	9%	—	—	10%
Total Marsh	$2,778	$2,650	5%	(3)%	(1)%	9%
Mercer:
Wealth	597	625	(5)%	(6)%	—	1%
Health	587	462	27%	(3)%	20%	10%
Career	205	187	11%	(6)%	—	17%
Total Mercer	$1,389	$1,274	9%	(5)%	7%	7%

*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Risk and Insurance Services
Marsh	$5,324	$4,975	7%	(3)%	—	10%
Guy Carpenter	1,521	1,383	10%	(2)%	1%	10%
Subtotal	6,845	6,358	8%	(2)%	—	10%
Fiduciary interest income	17	8
Total Risk and Insurance Services	6,862	6,366	8%	(2)%	—	10%
Consulting
Mercer	2,732	2,562	7%	(3)%	4%	7%
Oliver Wyman Group	1,362	1,203	13%	(3)%	—	16%
Total Consulting	4,094	3,765	9%	(3)%	2%	10%
Corporate Eliminations	(28)	(31)
Total Revenue	$10,928	$10,100	8%	(3)%	1%	10%

*	Components of revenue change may not add due to rounding.

	Six Months Ended June 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Marsh:
EMEA	$1,587	$1,633	(3)%	(6)%	(5)%	8%
Asia Pacific	703	621	13%	(6)%	5%	14%
Latin America	222	193	15%	(1)%	—	15%
Total International	2,512	2,447	3%	(5)%	(2)%	10%
U.S./Canada	2,812	2,528	11%	—	2%	10%
Total Marsh	$5,324	$4,975	7%	(3)%	—	10%
Mercer:
Wealth	$1,214	$1,248	(3)%	(4)%	—	1%
Health	1,111	949	17%	(2)%	10%	10%
Career	407	365	11%	(4)%	—	16%
Total Mercer	$2,732	$2,562	7%	(3)%	4%	7%

*	Components of revenue change may not add due to rounding.

Consolidated Revenue
Consolidated revenue increased $362 million, or 7% to $5.4 billion for the three months ended June 30, 2022 compared to $5.0 billion for the three months ended June 30, 2021. Consolidated revenue increased 10% on an underlying basis and 1% from acquisitions, partly offset by a decrease of 4% from the impact of foreign currency translation. On an underlying basis, revenue increased 9% and 10% for the three months ended June 30, 2022 in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $828 million, or 8% to $10.9 billion for the six months ended June 30, 2022 compared to $10.1 billion for the six months ended June 30, 2021. Consolidated revenue increased 10% on an underlying basis and 1% from acquisitions, partly offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, revenue increased 10% for the six months ended June 30, 2022 in both the Risk and Insurance Services and Consulting segments.
Underlying revenue growth in the Risk and Insurance Services and Consulting segments for the three and six months ended June 30, 2022 was driven by strong demand for our advice and services, the continued growth of the global economy, new business growth, and solid retention including benefits from pricing in the market place.
Consolidated Operating Expenses
Consolidated operating expenses increased $226 million, or 6% to $4.0 billion for the three months ended June 30, 2022 compared to $3.8 billion for the three months ended June 30, 2021, reflecting an increase of 10% on an underlying basis, partly offset by a decrease of 4% from the impact of foreign currency translation. On an underlying basis, expenses increased 10% and 9% for the three months ended June 30, 2022 in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated operating expenses increased $605 million, or 8% to $8.1 billion for the six months ended June 30, 2022 compared to $7.5 billion for the six months ended June 30, 2021, reflecting increases of 10% on an underlying basis and 1% from acquisitions, partly offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, expenses increased 11% and 9% for the six months ended June 30, 2022 in the Risk and Insurance Services and Consulting segments, respectively.
The increase in underlying expenses for the three and six months ended June 30, 2022 is primarily due to increased headcount and higher incentive compensation. Expenses also reflect higher travel and entertainment costs, partly offset by lower depreciation and amortization primarily in the Risk and Insurance Services segment compared to the corresponding periods in the prior year.
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
The results of operations for the Risk and Insurance Services segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2022	2021	2022	2021
Revenue	$3,313	$3,141	$6,862	$6,366
Compensation and benefits	1,750	1,632	3,551	3,242
Other operating expenses	596	559	1,223	1,114
Operating expenses	2,346	2,191	4,774	4,356
Operating income	$967	$950	$2,088	$2,010
Operating income margin	29.2%	30.2%	30.4%	31.6%

Revenue
Revenue in the Risk and Insurance Services segment increased $172 million, or 5% to $3.3 billion for the three months ended June 30, 2022 compared to $3.1 billion for the three months ended June 30, 2021. Revenue grew 9% on an underlying basis, offset by decreases of 1% from the impact of acquisitions and 3% related to the impact of foreign currency translation. Interest earned on fiduciary funds increased $10 million to $13 million for the three months ended June 30, 2022 compared to $3 million for the three months ended June 30, 2021.
Revenue in the Risk and Insurance Services segment increased $496 million, or 8% to $6.9 billion for the six months ended June 30, 2022 compared to $6.4 billion for the six months ended June 30, 2021. Revenue grew 10% on an underlying basis, partly offset by a decrease of 2% related to the impact of foreign currency translation. Interest earned on fiduciary funds increased $9 million to $17 million for the six months ended June 30, 2022 compared to $8 million for the six months ended June 30, 2021.
The increase in underlying revenue in the Risk and Insurance Services segment for the three and six months ended June 30, 2022 was primarily due to growth in new business from existing clients, talent investments, and solid retention including benefits from pricing in the marketplace. The increase in interest earned on fiduciary funds in 2022 is a result of higher interest rates compared to the corresponding periods in the prior year.
At Marsh, revenue increased $128 million, or 5% to $2.8 billion for the three months ended June 30, 2022 compared to $2.7 billion for the three months ended June 30, 2021. This reflects an increase of 9% on an underlying basis; partly offset by decreases of 1% from the impact of acquisitions and 3% from the impact of foreign currency translation. On an underlying basis, the U.S. and Canada rose 10%. Total International operations produced underlying revenue growth of 9%, reflecting growth of 11% in Asia Pacific, 7% in EMEA and 14% in Latin America.
At Marsh, revenue increased $349 million, or 7% to $5.3 billion for the six months ended June 30, 2022 compared to $5.0 billion for the six months ended June 30, 2021. This reflects an increase of 10% on an underlying basis, partly offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, the U.S. and Canada rose 10%. Total International operations produced underlying revenue growth of 10%, reflecting growth of 14% in Asia Pacific, 8% in EMEA and 15% in Latin America.
Results for the six months ended June 30, 2022 also included a charge of approximately $27 million related to the loss on deconsolidation of the Company's Russian businesses. The three and six months ended June 30, 2021 included a gain of approximately $50 million related to the disposition of the commercial networks business in the U.K. that provided broking and back-office solutions for small independent brokers.
At Guy Carpenter, revenue increased $34 million, or 7% to $522 million for the three months ended June 30, 2022, compared to $488 million for the three months ended June 30, 2021. On an underlying basis, revenue increased 9%.
At Guy Carpenter, revenue increased $138 million, or 10% to $1.5 billion for the six months ended June 30, 2022 compared to $1.4 billion for the six months ended June 30, 2021. On an underlying basis, revenue increased 10%.
The Risk and Insurance Services segment completed three acquisitions during the six months ended June 30, 2022. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $155 million, or 7% to $2.3 billion for the three months ended June 30, 2022 compared to $2.2 billion for the three months ended June 30, 2021. This reflects an increase of 10% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 4% from the impact of foreign currency translation.
Expenses in the Risk and Insurance Services segment increased $418 million, or 10% to $4.8 billion for the six months ended June 30, 2022 compared to $4.4 billion for the six months ended June 30, 2021. This reflects increases of 11% on an underlying basis and 2% from the impact of acquisitions, partly offset by a decrease of 3% from the impact of foreign currency translation.
The increase in underlying expenses for the three and six months ended June 30, 2022 is primarily due to increased headcount and higher incentive compensation. Expenses also reflect higher travel and entertainment costs, partly offset by lower depreciation and amortization compared to the corresponding periods in the prior year.

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
The results of operations for the Consulting segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2022	2021	2022	2021
Revenue	$2,084	$1,892	$4,094	$3,765
Compensation and benefits	1,145	1,110	2,309	2,184
Other operating expenses	464	438	918	876
Operating expenses	1,609	1,548	3,227	3,060
Operating income	$475	$344	$867	$705
Operating income margin	22.8%	18.1%	21.2%	18.7%
Revenue
Consulting revenue increased $192 million, or 10% to $2.1 billion for the three months ended June 30, 2022 compared to $1.9 billion for the three months ended June 30, 2021. This reflects an increase of 10% on an underlying basis and 5% from the disposition of businesses, partly offset by a decrease of 5% related to the impact of foreign currency translation.
Consulting revenue increased $329 million, or 9% to $4.1 billion for the six months ended June 30, 2022, compared to $3.8 billion for the six months ended June 30, 2021. This reflects an increase of 10% on an underlying basis and 2% from the disposition of businesses, partly offset by a decrease of 3% related to the impact of foreign currency translation.
Mercer's revenue increased $115 million, or 9% to $1.4 billion for the three months ended June 30, 2022 compared to $1.3 billion for the corresponding quarter in the prior year. This reflects an increase of 7% on an underlying basis and 7% from the disposition of businesses, partly offset by a decrease of 5% from the impact of foreign currency translation. On an underlying basis, revenue for Career, Health and Wealth increased 17%, 10% and 1% respectively, as compared to the corresponding quarter in the prior year.
Mercer's revenue increased $170 million, or 7% to $2.7 billion for the six months ended June 30, 2022 compared to $2.6 billion for the corresponding period in the prior year. This reflects an increase of 7% on an underlying basis and 4% from the disposition of businesses, partly offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, revenue for Career, Health and Wealth increased 16%, 10% and 1%, respectively, as compared to the corresponding period in the prior year.
The increase in underlying revenue at Mercer for the three and six months ended June 30, 2022 was primarily due to strong demand for our advice and services and the continued growth of the global economy. The increase in underlying revenue for Health and Career products and services was due to growth in new business, a tight skills market and new ways of working, increased enrolled lives from a strong labor market, and medical inflation. Underlying revenue in Wealth grew modestly in project based services offset by a decrease in investment management fees as a result of the decline in assets under management. Results for the three and six months ended June 30, 2022 also included a net gain of $112 million from the sale of the Mercer U.S. affinity business.
Oliver Wyman's revenue increased $77 million, or 12% to $695 million for the three months ended June 30, 2022 compared to $618 million for the corresponding quarter in the prior year, reflecting an increase of 16% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 4% related to the impact of foreign currency translation.
Oliver Wyman's revenue increased $159 million, or 13% to $1.4 billion for the six months ended June 30, 2022 compared to $1.2 billion for the corresponding period in the prior year. This reflects an increase of 16% on an underlying basis partly offset by a decrease of 3% from the impact of foreign currency translation.
The increase in underlying revenue at Oliver Wyman for the three and six months ended June 30, 2022 was primarily due to the increased demand for project-based services across all industries. Results for the six months ended June 30, 2022 also included a charge of approximately $12 million at Oliver Wyman related to the loss on the deconsolidation of the Company's Russian businesses.

The Consulting segment completed two acquisitions during the six months ended June 30, 2022. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Consulting expenses increased $61 million, or 4% to $1.6 billion for the three months ended June 30, 2022 compared to $1.5 billion for the three months ended June 30, 2021. This reflects an increase of 9% on an underlying basis, partly offset by a 5% decrease from the impact of foreign currency translation.
Consulting expenses increased $167 million, or 5% to $3.2 billion for the six months ended June 30, 2022 compared to $3.1 billion for the six months ended June 30, 2021. This reflects an increase of 9% on an underlying basis partly offset by a 3% decrease from the impact of foreign currency translation.
The increase in underlying expenses in the Consulting segment for the three and six months ended June 30, 2022 is primarily due to increased headcount and incentive compensation. Expenses also reflect higher travel and entertainment costs compared to the corresponding periods in the prior year.
Corporate and Other
Corporate expenses were $78 million for the three months ended June 30, 2022 compared to $66 million for the three months ended June 30, 2021, and $146 million for the six months ended June 30, 2022 compared to $129 million for the six months ended June 30, 2021. Expenses for the three and six months ended June 30, 2022 increased 22% and 15%, respectively, on an underlying basis primarily due to restructuring costs related to improving and streamlining the Company's global information and HR functions.
Interest
Interest expense was $114 million for the three months ended June 30, 2022 compared to $110 million for the three months ended June 30, 2021. Interest expense was $224 million for the six months ended June 30, 2022 compared to $228 million for the six months ended June 30, 2021. Interest expense for the three and six months ended June 30, 2022 remained consistent in both periods as the impact of lower average levels of long term debt in 2022 is being offset by higher short term borrowings.
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
The Company recorded net investment income of $2 million and $28 million for the three and six months ended June 30, 2022, respectively, compared to net investment income of $19 million and $30 million for the corresponding periods in the prior year. The decrease in 2022 is primarily driven by lower mark-to-market gains in the Company's private equity investments compared to the corresponding periods in the prior year.
Income and Other Taxes
The Company's effective tax rate for the three months ended June 30, 2022 was 25.5% compared with 31.6% for the corresponding quarter of 2021. The effective tax rates for the six months ended June 30, 2022 and 2021 were 24.6% and 27.9%, respectively.
The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments related to contingent consideration for acquisitions.
The excess tax benefit related to share-based payments is the most significant discrete item for the three and six months ended June 30, 2022, reducing the effective tax rate by 0.8% and 1.3%, respectively. The reductions for the three and six months ended June 30, 2021 was 0.6% and 0.9%, respectively. The rate in 2022 also reflects tax benefits from planning implemented through June 30, 2022 that postponed the utilization of current year losses in the U.K. to a future year when the tax rate will be 25%.
The rate in the second quarter of 2021 reflects the charge related to re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation increasing the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The Company recorded a net charge of $100 million in the second quarter of 2021, which reflects the re-measurement of the Company's U.K. deferred tax assets and liabilities upon enactment of the legislation. The re-measurement of the Company’s U.K. deferred tax assets and liabilities was the most significant discrete item in the prior year, increasing the Company’s effective tax rate by 8.3% and 4% for the three and six month periods ended June 30, 2021, respectively.
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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $48 million within the next twelve months due to audit settlements and statute of limitations expirations.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At June 30, 2022, the Company had approximately $839 million of cash and cash equivalents in its foreign operations, which includes $279 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
During the first six months of 2022, the Company recorded foreign currency translation adjustments which decreased net equity by $1.0 billion. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.

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
Operating Cash Flows
The Company provided $580 million of cash from operations for the six months ended June 30, 2022 compared to $750 million provided by operations in the first six months of 2021. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension plan contributions. The Company paid $80 million and $91 million related to its restructuring activities for the six months ended June 30, 2022 and 2021, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first six months of 2022, the Company contributed $15 million to its U.S. defined benefit pension plans and $98 million to its non-U.S. defined benefit pension plans. For the first six months of 2021, the Company contributed $20 million to its U.S. defined benefit pension plans and $37 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. During the first six months of 2022, the Company made $15 million of contributions to its non-qualified plans and expects to fund approximately an additional $15 million over the remainder of 2022. The Company is not required to make any contributions to its U.S. qualified plans in 2022.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2021. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP.
The Company contributed $92 million to its U.K. plans (including the JLT section) for the first six months of 2022. The Company contributions to its U.K. plans (including the JLT section) for the remainder of 2022 are expected to be approximately $32 million.
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
During 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $87 million to the JLT section in the first six months of 2022 and is expected to make $25 million of contributions in the remainder of 2022. The funding level of the JLT section will be reassessed during 2022 to determine contributions in 2023 and onwards.
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
The Company expects to fund an additional $48 million to its non-U.S. defined benefit plans over the remainder of 2022, comprising approximately $32 million to the U.K. plans and $16 million to plans outside of the U.K.

Financing Cash Flows
Net cash provided by financing activities was $498 million for the six months ended June 30, 2022, compared with $214 million used by financing activities for the same period in 2021.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility"). The interest rate on the Credit Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The Credit Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of June 30, 2022, the Company had no borrowings under this facility.
On May 31, 2022, the Company secured a $250 million uncommitted revolving credit facility. The facility expires in May 2023 and has similar coverage and leverage ratios as the Credit Facility. The Company had no borrowings outstanding under this facility at June 30, 2022.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $504 million at June 30, 2022 and $508 million at December 31, 2021. There were no outstanding borrowings under these facilities at June 30, 2022 and December 31, 2021.
Debt
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had $944 million of commercial paper outstanding at June 30, 2022 at an effective interest rate of 1.94%.
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
Share Repurchases
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021. During the first six months of 2022, the Company repurchased 7.0 million shares of its common stock for $1.1 billion. As of June 30, 2022, the Company remained authorized to repurchase up to approximately $5.2 billion in shares of its common stock. There is no time limit on the authorization.
During the first six months of 2021, the Company repurchased 3.4 million shares of its common stock for total consideration of approximately $445 million, of which approximately $434 million was paid through June 30, 2021.
Dividends
The Company paid dividends on its common shares of $547 million ($1.07 per share) during the first six months of 2022, as compared with $478 million ($0.93 per share) during the first six months of 2021.
In July 2022, the Board of Directors of the Company increased the quarterly dividend by 10% from $0.535 to $0.590 per share payable in the third quarter of 2022.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).

The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2022	2021
Operating:
Contingent consideration payments for prior year acquisitions	$(18)	$(4)
Receipt of contingent consideration for dispositions	—	18
Acquisition/disposition related net charges for adjustments	27	(7)
Adjustments and payments related to contingent consideration	$9	$7
Financing:
Contingent consideration for prior year acquisitions	$(16)	$(13)
Deferred consideration related to prior year acquisitions	(76)	(84)
Payments of deferred and contingent consideration for acquisitions	$(92)	$(97)

Receipt of contingent consideration for dispositions	$3	$71
Remaining estimated future contingent and deferred consideration payments of $345 million and $134 million, respectively, for acquisitions completed in the first six months of 2022 and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2022.
Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program to fund the JLT acquisition, the Company issued €1.1 billion Senior Notes, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations will be recorded in foreign currency translation gains (losses) in the consolidated balance sheets. The U.S. dollar value of the Euro notes decreased by $92 million through June 30, 2022, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the six months ended June 30, 2022.
Fiduciary Liabilities
Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. Financing cash flows reflect an increase of $1.4 billion and $1.3 billion for the six months ended June 30, 2022 and 2021, respectively, related to the increase in fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $258 million for the first six months of 2022, compared with $424 million used for investing activities for the same period in 2021.
The Company paid $151 million and $350 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during the first six months of 2022 and 2021, respectively.
During the first six months of 2022, the Company sold certain business, primarily Mercer's U.S. affinity business, for cash proceeds of approximately $143 million. During the first six months of 2021, the Company sold certain of its businesses, primarily in the U.S. and U.K., for cash proceeds of approximately $81 million.
The Company's additions to fixed assets and capitalized software, which amounted to $239 million in the first six months of 2022 and $151 million in the first six months of 2021, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
The Company has commitments for potential future investments of approximately $159 million in eight private equity funds that invest primarily in financial services companies, including a $100 million commitment to invest in a private equity fund entered into on April 1, 2022.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table as of June 30, 2022:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$944	$944	$—	$—	$—
Current portion of long-term debt	367	367	—	—	—
Long-term debt	10,552	—	2,387	1,217	6,948
Interest on long-term debt	5,004	410	718	592	3,284
Net operating leases	2,323	367	627	509	820
Service agreements	221	129	69	20	3
Other long-term obligations	531	189	336	4	2
Total	$19,942	$2,406	$4,137	$2,342	$11,057
The above table does not include the liability for unrecognized tax benefits of $102 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $35 million that may become payable within one year.
The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act ("the TCJA") of $62 million, which will be paid in installments beginning in 2023 through 2026.
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
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2022
Cash and cash equivalents	$909
Cash and cash equivalents held in a fiduciary capacity	$10,530
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 5 basis points, over the course of the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $2.8 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic expense for 2022 are discussed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Discussion of Critical Accounting Policies and Estimates - Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
Foreign Currency Risk
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. The non-U.S. based revenue that is exposed to foreign exchange fluctuations is approximately 52% of total revenue. We periodically use forward contracts and options to limit foreign currency exchange rate exposure on net income and cash flows for specific, clearly defined transactions arising in the ordinary course of business. Although the Company has significant revenue generated in foreign locations which is subject to foreign exchange rate fluctuations, in most cases both the foreign currency revenue and expense are in the functional currency of the foreign location. As such, under normal circumstances, the U.S. dollar translation of both the revenue and expense, as well as the potentially offsetting movements of various currencies against the U.S. dollar, generally tend to mitigate the impact on net operating income of foreign currency risk.
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $60 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at June 30, 2022, hold constant for the rest of 2022, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $62 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $77 million that are valued using readily determinable fair values and approximately $38 million of investments without readily determinable fair values. The Company also has investments of approximately $233 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
At June 30, 2022, the Company owns approximately 14.8% of the common stock of Alexander Forbes ("AF"), a South African company listed on the Johannesburg Stock Exchange. The investment in AF is accounted at fair value, with unrealized gains and losses recorded as investment income (loss) in the consolidated statements of income. The fair value of this investment at June 30, 2022 was approximately $60 million.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021. The Company repurchased approximately 3.8 million shares of its common stock for $600 million during the second quarter of 2022. As of June 30, 2022, the Company remained authorized to repurchase up to approximately $5.2 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	892,273	$170.9242	892,273	$5,611,482,080
May 1-31, 2022	1,616,470	$156.5128	1,616,470	$5,358,483,885
June 1-30, 2022	1,269,553	$153.1957	1,269,553	$5,163,993,878
Total	3,778,296	$158.8015	3,778,296	$5,163,993,878
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

Date:	July 21, 2022	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	July 21, 2022	/s/ Stacy M. Mills
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