Form 10-Q
period 2022-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2022-10-20
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 17, 2022, there were outstanding 496,009,506 shares of common stock, par value $1.00 per share, of the registrant.

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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$4,770	$4,583	$15,698	$14,683
Expense:
Compensation and benefits	2,923	2,853	9,033	8,520
Other operating expenses	1,056	990	3,065	2,837
Operating expenses	3,979	3,843	12,098	11,357
Operating income	791	740	3,600	3,326
Other net benefit credits	57	69	178	211
Interest income	4	1	6	2
Interest expense	(118)	(107)	(342)	(335)
Investment (loss) income	(1)	13	27	43
Income before income taxes	733	716	3,469	3,247
Income tax expense	181	174	853	880
Net income before non-controlling interests	552	542	2,616	2,367
Less: Net income attributable to non-controlling interests	6	5	32	27
Net income attributable to the Company	$546	$537	$2,584	$2,340
Net income per share attributable to the Company:
- Basic	$1.10	$1.06	$5.16	$4.61
- Diluted	$1.08	$1.05	$5.11	$4.56
Average number of shares outstanding:
- Basic	498	506	501	508
- Diluted	503	513	506	513
Shares outstanding at September 30,	497	505	497	505
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income before non-controlling interests	$552	$542	$2,616	$2,367
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(895)	(346)	(1,928)	(413)
Gain related to pension/post-retirement plans	281	204	603	234
Other comprehensive loss, before tax	(614)	(142)	(1,325)	(179)
Income tax expense on other comprehensive loss	71	50	148	56
Other comprehensive loss, net of tax	(685)	(192)	(1,473)	(235)
Comprehensive (loss) income	(133)	350	1,143	2,132
Less: comprehensive income attributable to non-controlling interest	6	5	32	27
Comprehensive (loss) income attributable to the Company	$(139)	$345	$1,111	$2,105
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$802	$1,752
Receivables
Commissions and fees	5,312	5,093
Advanced premiums and claims	144	136
Other	527	523
	5,983	5,752
Less-allowance for credit losses	(164)	(166)
Net receivables	5,819	5,586
Other current assets	953	926
Total current assets	7,574	8,264
Goodwill	15,576	16,317
Other intangible assets	2,403	2,810
Fixed assets (net of accumulated depreciation and amortization of $1,650 at September 30, 2022 and $1,589 at December 31, 2021)	865	847
Pension related assets	2,074	2,270
Right of use assets	1,615	1,868
Deferred tax assets	533	551
Other assets	1,383	1,461
	$32,023	$34,388
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) September 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$967	$17
Accounts payable and accrued liabilities	2,903	3,165
Accrued compensation and employee benefits	2,396	2,942
Current lease liabilities	298	332
Accrued income taxes	432	198
Dividends payable	296	—
Total current liabilities	7,292	6,654
Fiduciary liabilities	10,608	9,622
Less – cash and cash equivalents held in a fiduciary capacity	(10,608)	(9,622)
	—	—
Long-term debt	10,399	10,933
Pension, post-retirement and post-employment benefits	1,309	1,632
Long-term lease liabilities	1,620	1,880
Liabilities for errors and omissions	331	355
Other liabilities	1,281	1,712
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2022 and December 31, 2021	561	561
Additional paid-in capital	1,111	1,112
Retained earnings	19,837	18,389
Accumulated other comprehensive loss	(6,048)	(4,575)
Non-controlling interests	226	213
	15,687	15,700
Less – treasury shares, at cost, 64,102,660 shares at September 30, 2022 and 57,105,619 shares at December 31, 2021	(5,896)	(4,478)
Total equity	9,791	11,222
	$32,023	$34,388
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30,
(In millions)	2022	2021
Operating cash flows:
Net income before non-controlling interests	$2,616	$2,367
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	259	291
Amortization of intangible assets	258	278
Non-cash lease expense	223	241
Adjustments and payments related to contingent consideration assets and liabilities	—	(16)
Deconsolidation of Russian businesses	39	—
Net gain on investments	(27)	(43)
Net gain on disposition of assets	(112)	(37)
Share-based compensation expense	283	263
Changes in assets and liabilities:
Net receivables	(745)	(604)
Other assets	(14)	(276)
Accrued compensation and employee benefits	(451)	(20)
Provision for taxes, net of payments and refunds	156	196
Contributions to pension and other benefit plans in excess of current year credit	(306)	(282)
Other liabilities	28	(22)
Operating lease liabilities	(244)	(262)
Net cash provided by operations	1,963	2,074
Financing cash flows:
Purchase of treasury shares	(1,600)	(734)
Net proceeds from issuance of commercial paper	600	—
Repayments of debt	(14)	(512)
Shares withheld for taxes on vested units – treasury shares	(194)	(99)
Issuance of common stock from treasury shares	89	115
Payments of deferred and contingent consideration for acquisitions	(144)	(110)
Receipts of contingent consideration for dispositions	3	71
Distributions of non-controlling interests	(20)	(27)
Dividends paid	(840)	(750)
Change in fiduciary liabilities	2,148	1,919
Net cash provided by (used for) financing activities	28	(127)
Investing cash flows:
Capital expenditures	(367)	(268)
Purchases of long term investments	(19)	(28)
Sales of long term investments	84	30
Dispositions	138	84
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(213)	(384)
Other, net	14	(6)
Net cash used for investing activities	(363)	(572)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(1,592)	(243)
Increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	36	1,132
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	11,374	10,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$11,410	$11,806

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Nine Months Ended September 30,	2022	2021
(In millions)
Cash and cash equivalents	$802	$1,398
Cash and cash equivalents held in a fiduciary capacity	10,608	10,408
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$11,410	$11,806
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,044	$945	$1,112	$943
Change in accrued stock compensation costs	60	89	(80)	41
Issuance of shares under stock compensation plans and employee stock purchase plans	7	—	79	50
Balance, end of period	$1,111	$1,034	$1,111	$1,034
RETAINED EARNINGS
Balance, beginning of period	$19,880	$17,597	$18,389	$16,272
Net income attributable to the Company	546	537	2,584	2,340
Dividend equivalents declared	(3)	(2)	(10)	(8)
Dividends declared	(586)	(543)	(1,126)	(1,015)
Balance, end of period	$19,837	$17,589	$19,837	$17,589
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of period	$(5,363)	$(5,153)	$(4,575)	$(5,110)
Other comprehensive (loss) income, net of tax	(685)	(192)	(1,473)	(235)
Balance, end of period	$(6,048)	$(5,345)	$(6,048)	$(5,345)
TREASURY SHARES
Balance, beginning of period	$(5,429)	$(3,842)	$(4,478)	$(3,562)
Issuance of shares under stock compensation plans and employee stock purchase plans	33	37	182	191
Purchase of treasury shares	(500)	(300)	(1,600)	(734)
Balance, end of period	$(5,896)	$(4,105)	$(5,896)	$(4,105)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$224	$156	$213	$156
Net income attributable to non-controlling interests	6	5	32	27
Distributions and other changes	(4)	(7)	(19)	(29)
Balance, end of period	$226	$154	$226	$154
TOTAL EQUITY	$9,791	$9,888	$9,791	$9,888
Dividends declared per share	$1.180	$1.070	$2.250	$2.000
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
In the first quarter of 2022, the Company concluded that it did not meet the accounting criteria for control over its wholly-owned Russian businesses due to the evolving trade and economic sanctions, and recorded a loss of $52 million on the deconsolidation of the Russian businesses and other related charges.
In June 2022, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management pending regulatory approvals. Refer to Note 8, Acquisitions and Dispositions, for additional information on the deconsolidation of the Russian businesses.
The Company continues to monitor the ongoing situation and its potential impact on our business, financial condition, results of operations and cash flows.
Business Update related to COVID-19
For nearly three years, the COVID-19 pandemic has impacted businesses globally including in every geography in which the Company operates. Our businesses have remained resilient throughout the pandemic and demand for our advice and services remains strong. The ultimate extent of the impact of COVID-19 to the Company will depend on future developments that it is unable to predict.
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the nine months ended September 30, 2022 and 2021.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including inflation, the war in Ukraine and COVID-19 to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the United States or as collateral under captive insurance arrangements. At September 30, 2022, the Company maintained $295 million compared to $303 million at December 31, 2021 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was immaterial to the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, respectively.
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
The Company holds investments in certain private equity funds. Investments in private equity funds are accounted for in accordance with the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for its proportionate share of the change in fair value of the funds are recorded in earnings. Investments accounted for in accordance with the equity method of accounting are included in "other assets" in the consolidated balance sheets.
The Company recorded a net investment loss of $1 million and investment income of $27 million for the three and nine months ended September 30, 2022, respectively, compared to investment income of $13 million and $43 million for the corresponding periods in the prior year. The decrease in 2022 reflects lower mark-to-market gains in the Company's private equity investments compared to the corresponding periods in the prior year. In the third quarter of 2022, the Company also recorded a net loss of $4 million from the sale of certain investments.
Income Taxes
The Company's effective tax rate for the three months ended September 30, 2022 was 24.6%, compared with 24.2% for the corresponding quarter of 2021. The effective tax rates for the nine months ended September 30, 2022 and 2021, were 24.6% and 27.1%, respectively.
The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and nontaxable adjustments related to contingent consideration for acquisitions. The rate in both periods also reflects tax benefits from planning that postponed the utilization of current year losses in the U.K. to a future year when the tax rate will be 25%.
The excess tax benefit related to share-based payments is the most significant discrete item for the three and nine months ended September 30, 2022, reducing the effective tax rate by 0.9% and 1.2%, respectively. The reduction for both the three and nine months ended September 30, 2021 was 0.9%.
The effective tax rate for the nine months ended September 30, 2021 reflects the charge related to re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation increasing the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The Company recorded a net charge of $100 million in the second quarter of 2021, which reflected the re-measurement of the Company's U.K. deferred tax assets and liabilities upon enactment of the legislation. The re-measurement of the Company's U.K. deferred tax assets and liabilities was the most significant discrete item in the prior year, increasing the Company's effective tax rate by 3.1% for the nine month period ended September 30, 2021.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company is currently evaluating the provisions of the new legislation, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The Company does not expect the IRA to have a significant impact on its financial results of operations when it becomes effective on January 1, 2023.
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
Changes in tax laws or tax rulings may have a significant impact on our effective tax rate. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $107 million at September 30, 2022, and $94 million at December 31, 2021. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between zero and approximately $48 million within the next twelve months due to settlements of audits and expirations of statutes of limitations.
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

To achieve this principle, the entity applies the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is satisfied either at a “point in time” or “over time” depending on the nature of the product or service provided, and the specific terms of the contract with customers.
Other revenue included in the consolidated statements of income that is not from contracts with customers is less than 2% of total revenue and is not presented as a separate line item.
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the Form 2021 10-K.
The following table disaggregates components of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Marsh:
EMEA	$589	$600	$2,176	$2,233
Asia Pacific	312	281	1,015	902
Latin America	118	105	340	298
Total International	1,019	986	3,531	3,433
U.S./Canada	1,451	1,366	4,263	3,894
Total Marsh	2,470	2,352	7,794	7,327
Guy Carpenter	328	314	1,849	1,697
Subtotal	2,798	2,666	9,643	9,024
Fiduciary interest income	40	4	57	12
Total Risk and Insurance Services	$2,838	$2,670	$9,700	$9,036
Mercer:
Wealth	$561	$613	$1,775	$1,861
Health	451	449	1,562	1,398
Career	272	253	679	618
Total Mercer	1,284	1,315	4,016	3,877
Oliver Wyman Group	667	610	2,029	1,813
Total Consulting	$1,951	$1,925	$6,045	$5,690
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
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	September 30, 2022	December 31, 2021
Contract assets	$370	$290
Contract liabilities	$783	$776
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated contingent insurer revenue related to the achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved. Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized in the three and nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of each of those periods was $75 million and $529 million, respectively, compared to revenue recognized of $131 million and $511 million for the corresponding periods in the prior year.

The amount of revenue recognized in the three and nine months ended September 30, 2022 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $13 million and $74 million, respectively, and $6 million and $68 million for the corresponding periods in the prior year.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $234 million, primarily related to Mercer. The Company expects revenue in 2023, 2024, 2025, 2026 and 2027 and beyond of $98 million, $66 million, $39 million, $21 million and $10 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
In its capacity as an insurance broker or agent, generally the Company collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. The Company's fiduciary assets primarily include bank or short term time deposits and liquid money market funds, and are classified as cash and cash equivalents. Risk and Insurance Services revenue includes interest on fiduciary funds of $40 million and $57 million for the three and nine months ended September 30, 2022, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2021, respectively. Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables amounted to $12.5 billion at September 30, 2022, and $13.0 billion at December 31, 2021. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income before non-controlling interests	$552	$542	$2,616	$2,367
Less: Net income attributable to non-controlling interests	6	5	32	27
Net income attributable to the Company	$546	$537	$2,584	$2,340
Basic weighted average common shares outstanding	498	506	501	508
Dilutive effect of potentially issuable common shares	5	7	5	5
Diluted weighted average common shares outstanding	503	513	506	513
Average stock price used to calculate common stock equivalents	$160.14	$151.22	$159.35	$133.41

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the nine month periods ended September 30, 2022 and 2021.

(In millions)	2022	2021
Assets acquired, excluding cash, and cash and cash equivalents held in a fiduciary capacity	$236	$601
Acquisition-related deposit	24	—
Fiduciary liabilities assumed	(2)	(17)
Liabilities assumed	(28)	(59)
Contingent/deferred purchase consideration	(17)	(141)
Net cash outflow for acquisitions	$213	$384

(In millions)	2022	2021
Interest paid	$388	$407
Income taxes paid, net of refunds	$697	$686
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2022	2021
Operating:
Contingent consideration payments for prior year acquisitions	$(38)	$(46)
Receipt of contingent consideration for dispositions	—	19
Acquisition/disposition related net charges (credits) for adjustments	38	11
Adjustments and payments related to contingent consideration	$—	$(16)
Financing:
Contingent consideration for prior year acquisitions	$(28)	$(26)
Deferred consideration related to prior year acquisitions	(116)	(84)
Payments of deferred and contingent consideration for acquisitions	$(144)	$(110)

Receipt of contingent consideration for dispositions	$3	$71
The Company had non-cash issuances of common stock under its share-based payment plan of $366 million and $225 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $89 million and $283 million for the three and nine months ended September 30, 2022, respectively, and $87 million and $263 million for the three and nine months ended September 30, 2021, respectively.
Statement of Cash Flows Reclassifications
In the first quarter of 2022, the Company refined the statements of cash flows presentation to combine and reclassify certain line items within the operating cash flows section. In the third quarter, the Company further refined the statements of cash flows presentation to separately present purchases and sales of long term investments within the investing cash flows section. The prior year presentation was conformed to the current presentation with no impact on either operating or investing cash flows.

7.    Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of Accumulated Other Comprehensive Income ("AOCI") for the three and nine months ended September 30, 2022 and 2021, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of July 1, 2022	$(2,957)	$(2,406)	$(5,363)
Other comprehensive income (loss) before reclassifications	182	(895)	(713)
Amounts reclassified from accumulated other comprehensive income	28	—	28
Net current period other comprehensive income (loss)	210	(895)	(685)
Balance as of September 30, 2022	$(2,747)	$(3,301)	$(6,048)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of July 1, 2021	$(4,102)	$(1,051)	$(5,153)
Other comprehensive income (loss) before reclassifications	115	(346)	(231)
Amounts reclassified from accumulated other comprehensive income	39	—	39
Net current period other comprehensive income (loss)	154	(346)	(192)
Balance as of September 30, 2021	$(3,948)	$(1,397)	$(5,345)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2021	$(3,202)	$(1,373)	$(4,575)
Other comprehensive income (loss) before reclassifications	371	(1,928)	(1,557)
Amounts reclassified from accumulated other comprehensive income	84	—	84
Net current period other comprehensive income (loss)	455	(1,928)	(1,473)
Balance as of September 30, 2022	$(2,747)	$(3,301)	$(6,048)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2020	$(4,126)	$(984)	$(5,110)
Other comprehensive income (loss) before reclassifications	63	(413)	(350)
Amounts reclassified from accumulated other comprehensive income	115	—	115
Net current period other comprehensive income (loss)	178	(413)	(235)
Balance as of September 30, 2021	$(3,948)	$(1,397)	$(5,345)

The components of other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 are as follows:

Three Months Ended September 30,	2022			2021
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(895)	$—	$(895)	$(346)	$—	$(346)
Pension/post-retirement plans:
Amortization of losses included in net periodic pension cost:
Net actuarial losses (a)	37	9	28	52	13	39
Subtotal	37	9	28	52	13	39
Foreign currency translation adjustments	247	63	184	88	21	67
Effect of remeasurement	(2)	—	(2)	64	16	48
Other adjustments	(1)	(1)	—	—	—	—
Pension/post-retirement plans gains	281	71	210	204	50	154
Other comprehensive (loss) income	$(614)	$71	$(685)	$(142)	$50	$(192)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2022			2021
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(1,928)	$—	$(1,928)	$(413)	$—	$(413)
Pension/post-retirement plans:
Amortization of (gains) losses included in net periodic pension cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	114	29	85	156	40	116
Subtotal	113	29	84	155	40	115
Foreign currency translation adjustments	499	123	376	7	1	6
Effect of remeasurement	8	1	7	77	17	60
Effect of settlement	2	—	2	2	—	2
Other adjustments	(19)	(5)	(14)	(7)	(2)	(5)
Pension/post-retirement plans gains	603	148	455	234	56	178
Other comprehensive (loss) income	$(1,325)	$148	$(1,473)	$(179)	$56	$(235)
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
The Risk and Insurance Services segment completed eight acquisitions during the nine months ended September 30, 2022:
•January – Marsh McLennan Agency ("MMA") acquired Heil & Kay Insurance Agency Inc., an Illinois-based full-service broker providing business insurance, employee health benefits services and personal lines insurance.
•April – Marsh acquired the business of Regional Treaty Services Corporation, a Rhode Island-based managing general underwriter, which manages reinsurance facilities for small to midsize U.S.-based insurers primarily writing personal lines, small agriculture, and main street commercial business.
•June – MMA acquired Clark Insurance, a Maine-based, full-service broker providing business insurance, employee health and benefits and private client services to businesses and individuals across the region.
•July – MMA acquired CS Insurance Strategies, Inc., an Illinois-based full-service broker providing employee health and benefits, business insurance, and risk management consulting services to organizations of all sizes across the U.S. and Suchanek Partners LLC, an Ohio-based employee benefits insurance broker.
•August – Marsh acquired Best Insurance Co. Ltd, a Japan-based insurance broker that provides affinity type schemes, general and personal lines insurance.
•September – MMA acquired Steinberg & Associates, Inc., a South Carolina-based insurance broker that primarily offers employee health benefit services to group clients and Leykell, Inc., a Texas-based full-service broker that provides specialty insurance focused on trade credit.
The Consulting segment completed three acquisitions during the nine months ended September 30, 2022:
•February – Oliver Wyman acquired Azure Consulting, an Australia-based management consulting firm with expertise in strategy development, organizational design and operations in the industrials, energy and natural resources sectors.
•March – Mercer acquired GeFi Assurances, a France-based brokerage and consulting firm specializing in collective corporate social protection.
•September – Oliver Wyman acquired Booz Allen Hamilton's strategy consulting business serving the Middle East and North Africa.
Total purchase consideration for acquisitions made during the nine months ended September 30, 2022 was $227 million, which consisted of cash paid of $210 million and deferred purchase consideration and estimated contingent consideration of $17 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. During the nine months ended September 30, 2022, the Company also paid $116 million of deferred purchase consideration and $66 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed during 2022, based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through September 30, 2022
(In millions)
Cash	$210
Estimated fair value of deferred/contingent consideration	17
Total consideration	$227
Allocation of purchase price:
Cash and cash equivalents	$19
Cash and cash equivalents held in a fiduciary capacity	2
Net receivables	12
Other current assets	1
Goodwill	139
Other intangible assets	82
Fixed assets, net	2
Total assets acquired	257
Current liabilities	25
Fiduciary liabilities	2
Other liabilities	3
Total liabilities assumed	30
Net assets acquired	$227
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
The following table provides information about intangible assets acquired during 2022:

Intangible assets through September 30, 2022 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$78	12.0 years
Other	4	4.5 years
Total intangibles	$82
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine month periods ended September 30, 2022, include revenue of approximately $16 million and $22 million, respectively, and operating loss of $1 million for the three and nine month periods ended September 30, 2022, for acquisitions made in 2022. The consolidated statements of income for the three and nine month periods ended September 30, 2021 include revenue of approximately $38 million and $73 million, respectively, and operating income of $3 million and $4 million, respectively, for acquisitions made in 2021.
Dispositions
In April 2022, Mercer sold its U.S. affinity business that provided insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $140 million and recorded a net gain of $112 million which is included in revenue in the consolidated statements of income.
In addition, during the first nine months of 2022, the Company sold certain businesses in Brazil and the U.K. for cash proceeds of approximately $7 million.
Prior year acquisitions
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
Total purchase consideration for acquisitions made during the nine months ended September 30, 2021 was approximately $546 million, which consisted of cash paid of $405 million and deferred purchase and estimated contingent consideration of $141 million. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of two to four years. For the first nine months of 2021, the Company also paid $84 million of deferred purchase consideration and $72 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
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
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company during 2022 and 2021. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2022 is as if they occurred on January 1, 2021, and reflects acquisitions made in 2021, as if they occurred on January 1, 2020. The unaudited pro-forma information includes the effects of amortization of acquired intangibles in all years. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$4,779	$4,652	$15,748	$14,912
Net income attributable to the Company	$548	$543	$2,594	$2,358
Basic net income per share attributable to the Company	$1.10	$1.07	$5.18	$4.65
Diluted net income per share attributable to the Company	$1.09	$1.06	$5.12	$4.59
9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. In the third quarter of 2022, the Company completed a qualitative impairment assessment and concluded that goodwill was not impaired. As part of its assessment, the Company considered numerous factors, including:
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
Changes in the carrying amount of goodwill are as follows:

(In millions)	2022	2021
Balance as of January 1,	$16,317	$15,517
Goodwill acquired	139	374
Other adjustments(a)	(880)	(243)
Balance at September 30,	$15,576	$15,648
(a) Primarily reflects the impact of foreign exchange.

The goodwill arising from acquisitions in 2022 and 2021 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2022 included approximately $92 million and $25 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocable to the Company’s reportable segments at September 30, 2022 is as follows: Risk and Insurance Services, $12.0 billion and Consulting, $3.6 billion.
The gross cost and accumulated amortization of identified intangible assets at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022			December 31, 2021
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$3,759	$1,407	$2,352	$4,066	$1,334	$2,732
Other (a)	340	289	51	365	287	78
Amortized intangibles	$4,099	$1,696	$2,403	$4,431	$1,621	$2,810
(a) Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $84 million and $258 million for the three and nine months ended September 30, 2022, compared to $89 million and $278 million for the corresponding periods in the prior year. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2022 (excludes amortization through September 30, 2022)	$86
2023	301
2024	283
2025	252
2026	234
Subsequent years	1,247
Total future amortization	$2,403
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/22	12/31/21	09/30/22	12/31/21	09/30/22	12/31/21	09/30/22	12/31/21
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$4	$61	$—	$—	$—	$—	$4	$61
Mutual funds (a)	153	192	—	—	—	—	153	192
Money market funds (b)	89	425	—	—	—	—	89	425
Other equity investment (a)	—	—	—	8	—	—	—	8
Contingent purchase consideration assets (c)	—	—	—	—	2	5	2	5
Total assets measured at fair value	$246	$678	$—	$8	$2	$5	$248	$691
Fiduciary Assets:
U.S. treasury bills (d)	$—	$55	$—	$—	$—	$—	$—	$55
Money market funds	126	527	—	—	—	—	126	527
Total fiduciary assets measured at fair value	$126	$582	$—	$—	$—	$—	$126	$582
Liabilities:
Contingent purchase consideration liability (e)	$—	$—	$—	$—	$328	$352	$328	$352
Total liabilities measured at fair value	$—	$—	$—	$—	$328	$352	$328	$352
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Maturity dates of three months or less.
(e) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.

The Level 3 assets in the table reflect contingent purchase consideration from the sale of businesses. The change in the contingent purchase consideration assets from December 31, 2021 is driven by cash receipts of approximately $3 million.
During the nine months ended September 30, 2022, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Balance at beginning of period	$345	$340	$352	$243
Net additions	4	1	4	99
Payments	(32)	(54)	(66)	(72)
Revaluation impact	11	18	38	35
Other (a)	—	(2)	—	(2)
Balance at September 30,	$328	$303	$328	$303
(a) Primarily reflects the impact of foreign exchange.
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $222 million and $207 million at September 30, 2022 and December 31, 2021, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $57 million and $58 million at September 30, 2022 and December 31, 2021, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis. In December 2021, the Company increased its ownership in Marsh India from 49% to 92%. Prior to the increase in ownership, the Company accounted for the investment under the equity method of accounting.
Private Equity Investments
The Company's investments in private equity funds were $165 million and $149 million at September 30, 2022 and December 31, 2021, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $3 million and $23 million for the three and nine months ended September 30, 2022, respectively, and net investment gains of $13 million and $40 million from these investments for the corresponding periods in 2021.
Other Investments
At September 30, 2022 and December 31, 2021, the Company held equity investments with readily determinable market values of $17 million and $75 million, respectively. The Company recorded mark-to-market investment gains on these investments of $11 million and $3 million in the nine months ended September 30, 2022 and 2021, respectively.
The Company also held investments without readily determinable market values of $38 million and $36 million at September 30, 2022 and December 31, 2021, respectively.
In the third quarter, the Company sold certain of these investments for cash proceeds of approximately $62 million, including the investment in the common stock of Alexander Forbes ("AF"), and recorded a net loss of $4 million.

11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. The Company designated its €1.1 billion senior note debt instruments ("Euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the Company concludes that the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in accumulated other comprehensive loss in the consolidated balance sheets.
The Company concluded that the hedge continues to be highly effective as of September 30, 2022. The U.S. dollar value of the Euro notes decreased $179 million through September 30, 2022, due to the impact of foreign exchange rates, with a corresponding decrease to accumulated other comprehensive loss.
12.    Leases
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. None of the Company’s leases restrict the payment of dividends or the acquisition of debt or additional lease obligations, or contain significant purchase options.
Operating leases are recognized on the balance sheet as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease.
The following table provides additional information about the Company’s property leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Lease Cost:
Operating lease cost (a)	$84	$93	$262	$282
Short-term lease cost	1	1	3	4
Variable lease cost	35	38	99	101
Sublease income	(3)	(3)	(12)	(16)
Net lease cost	$117	$129	$352	$371
Other information:
Operating cash outflows from operating leases			$286	$310
Right of use assets obtained in exchange for new operating lease liabilities			$148	$282
Weighted-average remaining lease term – real estate			8.4 years	9.0 years
Weighted-average discount rate – real estate leases			2.87%	2.75%
(a) Excludes ROU asset impairment charges.

Future minimum lease payments for the Company’s operating leases as of September 30, 2022 are as follows:

Payment Dates (In millions)	Real Estate Leases
Remainder of 2022	$90
2023	341
2024	302
2025	272
2026	250
2027	216
Subsequent years	690
Total future lease payments	2,161
Less: Imputed interest	(243)
Total	$1,918
Current lease liabilities	$298
Long-term lease liabilities	1,620
Total lease liabilities	$1,918
Note: The table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
As of September 30, 2022, the Company had additional operating real estate leases that had not yet commenced of $39 million. These operating leases will commence over the next 12 months.
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
The target asset allocation for the U.S. plans is 60% equities and equity alternatives and 40% fixed income. At September 30, 2022, the actual allocation for the U.S. plans was 61% equities and equity alternatives and 39% fixed income. The target allocation for the U.K. plans at September 30, 2022 is 14% equities and equity alternatives and 86% fixed income. At September 30, 2022, the actual allocation for the U.K. plans was 17% equities and equity alternatives and 83% fixed income. The Company's U.K. plans comprised approximately 81% of non-U.S. plan assets at December 31, 2021. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended September 30,
(In millions)	2022	2021
Service cost	$6	$9
Interest cost	95	87
Expected return on plan assets	(191)	(208)
Recognized actuarial loss	38	52
Net benefit credit	$(52)	$(60)

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Nine Months Ended September 30,
(In millions)	2022	2021
Service cost	$21	$29
Interest cost	294	258
Expected return on plan assets	(590)	(627)
Recognized actuarial loss	114	155
Net periodic benefit credit	$(161)	$(185)
Settlement loss	2	2
Net benefit credit	$(159)	$(183)

Amounts Recorded in the Consolidated Statements of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended September 30,
(In millions)	2022	2021
Compensation and benefits expense	$6	$9
Other net benefit credit	(58)	(69)
Net benefit credit	$(52)	$(60)

Amounts Recorded in the Consolidated Statements of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Nine Months Ended September 30,
(In millions)	2022	2021
Compensation and benefits expense	$21	$29
Other net benefit credit	(180)	(212)
Net benefit credit	$(159)	$(183)

U.S. Plans only	Pension Benefits
For the Three Months Ended September 30,
(In millions)	2022	2021
Interest cost	$48	$47
Expected return on plan assets	(85)	(82)
Recognized actuarial loss	19	22
Net benefit credit	$(18)	$(13)

U.S. Plans only	Pension Benefits
For the Nine Months Ended September 30,
(In millions)	2022	2021
Interest cost	$145	$139
Expected return on plan assets	(253)	(245)
Recognized actuarial loss	56	67
Net benefit credit	$(52)	$(39)

Significant non-U.S. Plans only	Pension Benefits
For the Three Months Ended September 30,
(In millions)	2022	2021
Service cost	$6	$9
Interest cost	47	40
Expected return on plan assets	(106)	(126)
Recognized actuarial loss	19	30
Net benefit credit	$(34)	$(47)

Significant non-U.S. Plans only	Pension Benefits
For the Nine Months Ended September 30,
(In millions)	2022	2021
Service cost	$21	$29
Interest cost	149	119
Expected return on plan assets	(337)	(382)
Recognized actuarial loss	58	88
Net periodic benefit credit	$(109)	$(146)
Settlement loss	2	2
Net benefit credit	$(107)	$(144)
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
September 30,	2022	2021
Weighted average assumptions:
Expected return on plan assets	4.56%	4.72%
Discount rate	2.28%	1.92%
Rate of compensation increase	2.16%	1.85%
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and nine months ended September 30, 2022 of approximately $28 million and $141 million, respectively, compared to contributions of $33 million and $90 million for the corresponding periods in the prior year. The Company expects to contribute approximately $28 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2022.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and nine months ended September 30, 2022 was $39 million and $122 million, respectively, and $37 million and $115 million for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and nine months ended September 30, 2022, was $31 million and $108 million, respectively, and $33 million and $106 million for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2022	December 31, 2021
Short-term:
Commercial paper	$600	$—
Current portion of long-term debt	367	17
	967	17
Long-term:
Senior notes – 3.30% due 2023	350	349
Senior notes – 4.05% due 2023	250	249
Senior notes – 3.50% due 2024	599	599
Senior notes – 3.875% due 2024	998	997
Senior notes – 3.50% due 2025	499	498
Senior notes – 1.349% due 2026	535	629
Senior notes – 3.75% due 2026	598	598
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	532	614
Senior notes – 2.250% due 2030	740	739
Senior notes – 2.375% due 2031	396	397
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,238	1,238
Senior notes – 2.90% due 2051	346	346
Mortgage – 5.70% due 2035	305	316
Other	2	3
	10,766	10,950
Less current portion	367	17
	$10,399	$10,933
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had $600 million of commercial paper outstanding at September 30, 2022, at an average effective interest rate of 3.39%.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility"). The interest rate on the Credit Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The Credit Facility expires in April 2026, and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of September 30, 2022, the Company had no borrowings under this facility.
On May 31, 2022, the Company secured a $250 million uncommitted revolving credit facility. The facility expires in May 2023, and has similar coverage and leverage ratios as the Credit Facility. The Company had no borrowings outstanding under this facility at September 30, 2022.

Additional credit facilities, guarantees and letters of credit are maintained with various banks aggregating $507 million at September 30, 2022 and $508 million at December 31, 2021. There were no outstanding borrowings under these facilities at September 30, 2022 and December 31, 2021.
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

	September 30, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$967	$965	$17	$17
Long-term debt	$10,399	$9,434	$10,933	$12,466
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
For the three and nine months ended September 30, 2022, the Company incurred costs of $38 million and $96 million, respectively, reflecting $18 million and $44 million in RIS, $5 million and $16 million in Consulting, and $15 million and $36 million in Corporate related to these initiatives.
Details of the restructuring activity from January 1, 2021 through September 30, 2022, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at 1/1/21	$52	$51	$2	$1	$106
2021 charges	38	31	23	71	163
Cash payments	(55)	(26)	(25)	(72)	(178)
Non-cash charges	—	(22)	—	—	(22)
Liability at 12/31/21	$35	$34	$—	$—	$69
2022 charges	6	12	7	71	96
Cash payments	(31)	(18)	(5)	(70)	(124)
Non-cash charges	—	(5)	(2)	—	(7)
Liability at 9/30/22	$10	$23	$—	$1	$34
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
During the first nine months of 2022, the Company repurchased 10.1 million shares of its common stock for $1.6 billion. As of September 30, 2022, the Company remained authorized to repurchase up to approximately $4.7 billion in shares of its common stock. There is no time limit on the authorization. During the first nine months of 2021, the Company repurchased 5.3 million shares of its common stock for $734 million.
The Company issued approximately 3.1 million shares related to stock compensation and employee stock purchase plans during the first nine months of 2022 and 2021.
In September 2022, the Board of Directors of the Company declared a quarterly dividend of $0.590 per share on outstanding common stock, payable on November 15, 2022, to stockholders of record on October 7, 2022.
In July 2022, the Board of Directors of the Company increased the quarterly dividend by 10% from $0.535 to $0.590 per share paid in the third quarter of 2022.
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
Current Matters
Risk and Insurance Services Segment
•In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including both Marsh and JLT, and insurers "to investigate an alleged sharing of sensitive commercial and competitive confidential information" in the aviation insurance and reinsurance sector.
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
In March 2022, the U.S. Department of Justice (DOJ) issued a declination letter, declining to pursue any charges against any JLT entity and seeking disgorgement of $29 million in alleged gross profits on this account. As previously disclosed, the Company recorded a charge for this amount in the fourth quarter of 2021. In addition, in March 2022, the Colombian Superintendecia de Sociedades (SS) concluded its investigation of this matter and notified JLT of its intention to seek $2 million in civil penalties which was recorded in the first quarter of 2022. The SS issued its final resolution in May 2022. In June 2022, JLT reached an agreement to settle the investigation by the U.K. Financial Conduct Authority (FCA) for £7.9 million (or $11 million) in civil penalties which concluded the FCA’s investigation into this matter, and the Company recorded a charge for this amount in the second quarter of 2022.
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
Consulting Segment
•In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT, reflected projected redress amounts based on the limited number of files examined as part of the Skilled Person review and report. Thereafter, the FCA expanded the scope of the review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. Payments of redress and expenses during 2021 and the first nine months of 2022 reduced the recorded liability to £6 million (or $6 million) as of September 30, 2022. The suitability review and calculation of redress for affected customers is now substantially complete, and the vast majority of redress payments have been made. In July 2022, the FCA notified JLT that it had closed its review of this matter. This gross liability has been, and we anticipate will continue to be, partially offset by a contractual indemnity obligation and insurance recoveries from third-party E&O insurers.
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
18.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s segments are:
•Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and
•Consulting, comprising Mercer and the Oliver Wyman Group.
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
Selected information about the Company’s segments for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2022–
Risk and Insurance Services	$2,838	(a)	$529	$9,700	(c)	$2,617
Consulting	1,951	(b)	350	6,045	(d)	1,217
Total Operating Segments	4,789		879	15,745		3,834
Corporate/Eliminations	(19)		(88)	(47)		(234)
Total Consolidated	$4,770		$791	$15,698		$3,600
2021–
Risk and Insurance Services	$2,670	(a)	$403	$9,036	(c)	$2,413
Consulting	1,925	(b)	404	5,690	(d)	1,109
Total Operating Segments	4,595		807	14,726		3,522
Corporate/Eliminations	(12)		(67)	(43)		(196)
Total Consolidated	$4,583		$740	$14,683		$3,326
(a) Includes interest income on fiduciary funds of $40 million and $4 million in 2022 and 2021, respectively, and equity method income of $8 million in 2021.
(b) Includes inter-segment revenue of $19 million and $11 million in 2022 and 2021, respectively.
(c) Includes inter-segment revenue of $5 million in both 2022 and 2021, interest income on fiduciary funds of $57 million and $12 million in 2022 and 2021, respectively, and equity method income of $9 million and $25 million in 2022 and 2021, respectively. Revenue for 2022 also includes the loss on deconsolidation of the Russian businesses of $27 million. Revenue for 2021 includes $52 million primarily from the gain on the sale of the U.K. commercial networks business.
(d) Includes inter-segment revenue of $42 million and $38 million in 2022 and 2021, respectively. Revenue for 2022 also includes a gain on the sale of the Mercer U.S. affinity business of $112 million, partly offset by the loss on deconsolidation of the Russian businesses of $12 million.

Details of operating segment revenue for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Risk and Insurance Services
Marsh	$2,497	$2,355	$7,833	$7,336
Guy Carpenter	341	315	1,867	1,700
Total Risk and Insurance Services	2,838	2,670	9,700	9,036
Consulting
Mercer	1,284	1,315	4,016	3,877
Oliver Wyman Group	667	610	2,029	1,813
Total Consulting	1,951	1,925	6,045	5,690
Total Operating Segments	4,789	4,595	15,745	14,726
Corporate Eliminations	(19)	(12)	(47)	(43)
Total	$4,770	$4,583	$15,698	$14,683
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s 86,000 colleagues advise clients in over 130 countries. With annual revenue of approximately $20 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities. Mercer delivers advice and solutions that help organizations create a dynamic world of work, shape retirement and investment outcomes, and unlock health and well being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
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
The results of operations in the Management Discussion & Analysis ("MD&A") includes an overview of the Company's consolidated three and nine months ended September 30, 2022 results compared to the corresponding periods in 2021, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1 of this report.
For information on the three and nine months ended September 30, 2021 results and similar comparisons, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended September 30, 2021.
This MD&A contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements" at the outset of this report.
Financial Highlights
•Consolidated revenue for the three months ended September 30, 2022 was $4.8 billion, an increase of 4% or 8% on an underlying basis compared to the corresponding quarter in the prior year. For the nine months ended September 30, 2022, consolidated revenue was $15.7 billion, an increase of 7% or 9% on an underlying basis compared to the corresponding period in the prior year.
•Consolidated operating income increased $51 million, or 7% to $791 million for the three months ended September 30, 2022, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $546 million. Earnings per share increased 3% to $1.08. For the nine months ended September 30, 2022, consolidated operating income increased $274 million, or 8% to $3.6 billion compared to the corresponding period in the prior year. Net income attributable to the Company was $2.6 billion. Earnings per share increased 12% to $5.11.
•Risk and Insurance Services revenue for the three months ended September 30, 2022 was $2.8 billion, an increase of 6%, or 9% on an underlying basis. Operating income was $529 million, compared with $403 million in the corresponding quarter in the prior year. For the nine months ended September 30, 2022, Risk and Insurance Services revenue was $9.7 billion, an increase of 7%, or 10% on an underlying basis. Operating income was $2.6 billion, compared with $2.4 billion for the corresponding period in the prior year.
•Consulting revenue for the three months ended September 30, 2022 was $2.0 billion, an increase of 1%, or 8% on an underlying basis. Operating income was $350 million, compared with $404 million in the corresponding quarter in the prior year. For the nine months ended September 30, 2022, Consulting revenue was $6.0 billion, an increase of 6%, or 9% on an underlying basis. Operating income was $1.2 billion, compared with $1.1 billion for the corresponding period in the prior year.
•In April 2022, Mercer sold its U.S. affinity business that provided insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $140 million and a net gain of $112 million.
•In June 2022, Marsh McLennan Agency ("MMA") acquired Clark Insurance, a full-service independent insurance agency in Maine.
•In September 2022, Oliver Wyman acquired Booz Allen Hamilton's management consulting business serving the Middle East and North Africa regions.
•Results for the nine months ended September 30, 2022, include a loss of $52 million on the deconsolidation of the Company's Russian businesses and other related charges. In June 2022, the Company also entered into a definitive agreement to exit its businesses in Russia and transfer ownership of its Russian entities to local management which are currently pending regulatory approvals.
•In the third quarter of 2022, the Company repurchased 3.1 million shares of stock for $500 million. For the nine months ended September 30, 2022, the Company repurchased 10.1 million shares for $1.6 billion.
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
In the first quarter of 2022, the Company concluded that it did not meet the accounting criteria for control over its wholly-owned Russian businesses due to the evolving trade and economic sanctions, and recorded a loss of $52 million on the deconsolidation of the Russian businesses and other related charges.
In June 2022, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management pending regulatory approvals. Refer to Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements for additional information on the deconsolidation of the Russian businesses.
The war in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty. The Company continues to monitor the ongoing situation and its potential impact on our business, financial condition, results of operations and cash flows.
Business Update related to COVID-19
For nearly three years, the COVID-19 pandemic has impacted businesses globally including in every geography in which the Company operates. Our businesses have remained resilient throughout the pandemic and demand for our advice and services remains strong. The ultimate extent of the impact of COVID-19 to the Company will depend on future developments that it is unable to predict.
Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2021.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$4,770	$4,583	$15,698	$14,683
Expense:
Compensation and benefits	2,923	2,853	9,033	8,520
Other operating expenses	1,056	990	3,065	2,837
Operating expenses	3,979	3,843	12,098	11,357
Operating income	791	740	3,600	3,326
Income before income taxes	733	716	3,469	3,247
Net income before non-controlling interests	552	542	2,616	2,367
Net income attributable to the Company	$546	$537	$2,584	$2,340
Net income per share attributable to the Company:
- Basic	$1.10	$1.06	$5.16	$4.61
- Diluted	$1.08	$1.05	$5.11	$4.56
Average number of shares outstanding:
- Basic	498	506	501	508
- Diluted	503	513	506	513
Shares outstanding at September 30,	497	505	497	505
Consolidated operating income increased $51 million, or 7% to $791 million for the three months ended September 30, 2022, compared to the corresponding prior year quarter, reflecting a 4% increase in both revenue and expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 6% and 1%, respectively.
Consolidated operating income increased $274 million, or 8% to $3.6 billion for the nine months ended September 30, 2022, compared to the corresponding period in the prior year, reflecting a 7% increase in both revenue and expenses. The revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 7% and 6%, respectively.
The increase in revenue for the three and nine months ended September 30, 2022, reflects the continued strong demand for our advice and services and the expansion of the global economy. The increase in expenses is primarily due to increased headcount and higher incentive compensation. Expenses also reflect higher travel and entertainment costs, partly offset by lower depreciation and amortization primarily in the Risk and Insurance Services segment for the nine months ended September 30, 2022, compared to the corresponding periods in the prior year.
Diluted earnings per share increased 3% to $1.08 for the three months ended September 30, 2022, compared to $1.05 for the three months ended September 30, 2021, and 12% to $5.11 for the nine months ended September 30, 2022, compared to $4.56 for the nine months ended September 30, 2021. The increase for both the three and nine months ended September 30, 2022 is primarily the result of higher operating income in 2022 compared to the corresponding periods in the prior year. For the three and nine months ended September 30, 2022, net operating income was also impacted by foreign exchange movements across both segments due to the strengthening of the U.S. dollar in 2022.
Results for the nine months ended September 30, 2022 also include the net gain from the sale of the Mercer U.S. affinity business of approximately $112 million, offset by a charge of approximately $52 million for the deconsolidation of the Company's Russian businesses and other related charges in Marsh and Oliver Wyman recorded in the first quarter of 2022. Results for the three and nine months ended September 30, 2021, included a $63 million reduction in the liability for a legacy JLT Errors and Omissions ("E&O"), as well as recoveries under indemnities and insurance. The nine months ended September 30, 2021, also included a net charge of approximately $100 million related to the remeasurement of deferred taxes and liabilities due to the enactment of a tax rate increase from 19% to 25% in the U.K. in the second quarter of 2021.

In the three and nine months ended September 30, 2022 and 2021, the Company's results of operations and earnings per share were impacted by the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Restructuring	$38	$31	$96	$96
Changes in contingent consideration	11	18	38	11
JLT acquisition-related costs	4	11	28	35
JLT legacy legal charges	—	(63)	3	(63)
Legal claims and other	—	22	39	29
Disposal of businesses	—	—	(114)	(49)
Deconsolidation of Russian businesses and other related charges	—	—	52	—
Other	7	—	—	—
Impact on income before taxes	$60	$19	$142	$59
•Restructuring: Reflects costs primarily related to the Company's global information technology and HR functions, JLT integrations costs, Marsh operational excellence and adjustments to restructuring liabilities for future rent under non-cancellable leases.
•Changes in contingent consideration: Primarily includes the change in fair value of contingent consideration related to acquisitions and dispositions measured each quarter.
•JLT acquisition-related costs: Includes retention costs related to the acquisition of JLT.
•JLT legacy legal charges: Reflects charges and recoveries related to legacy JLT legal matters in 2022. In the third quarter of 2021, the Company recorded a $36 million reduction in the liability for a legacy JLT E&O related to the suitability of advice provided to individuals for defined benefit pension transfers in the U.K., as well as $27 million of recoveries under indemnities and insurance. See Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements in this report for additional detail.
•Legal claims and Other: The Company recorded settlement and legal costs related to strategic recruiting.
•Disposal of Businesses: Reflects a gain on the sale of the Mercer U.S. affinity business during the second quarter of 2022, that provided insurance marketing, brokerage and administration to association and affinity groups. The nine months ended September 30, 2021, primarily reflects a gain on the sale of the U.K. commercial networks business that provided broking and back-office solutions for small independent brokers. These amounts are reflected as a component of revenue in the consolidated statements of income and excluded from the calculations of underlying revenue.
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
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment are as follows:

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Risk and Insurance Services
Marsh	$2,470	$2,352	5%	(4)%	1%	8%
Guy Carpenter	328	314	4%	(3)%	—	7%
Subtotal	2,798	2,666	5%	(4)%	1%	8%
Fiduciary Interest Income	40	4
Total Risk and Insurance Services	2,838	2,670	6%	(4)%	1%	9%
Consulting
Mercer	1,284	1,315	(2)%	(6)%	(2)%	5%
Oliver Wyman Group	667	610	9%	(5)%	1%	13%
Total Consulting	1,951	1,925	1%	(6)%	(1)%	8%
Corporate Eliminations	(19)	(12)
Total Revenue	$4,770	$4,583	4%	(5)%	—	8%

*	Components of revenue change may not add due to rounding.

	Three Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Marsh:
EMEA	$589	$600	(2)%	(11)%	(1)%	9%
Asia Pacific	312	281	11%	(9)%	7%	14%
Latin America	118	105	12%	(3)%	—	15%
Total International	1,019	986	3%	(9)%	2%	11%
U.S./Canada	1,451	1,366	6%	—	1%	5%
Total Marsh	$2,470	$2,352	5%	(4)%	1%	8%
Mercer:
Wealth	$561	$613	(9)%	(7)%	—	(1)%
Health	451	449	1%	(4)%	(5)%	10%
Career	272	253	8%	(7)%	—	15%
Total Mercer	$1,284	$1,315	(2)%	(6)%	(2)%	5%

*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Risk and Insurance Services
Marsh	$7,794	$7,327	6%	(3)%	—	9%
Guy Carpenter	1,849	1,697	9%	(2)%	1%	10%
Subtotal	9,643	9,024	7%	(3)%	1%	9%
Fiduciary interest income	57	12
Total Risk and Insurance Services	9,700	9,036	7%	(3)%	1%	10%
Consulting
Mercer	4,016	3,877	4%	(4)%	2%	6%
Oliver Wyman Group	2,029	1,813	12%	(4)%	1%	15%
Total Consulting	6,045	5,690	6%	(4)%	1%	9%
Corporate Eliminations	(47)	(43)
Total Revenue	$15,698	$14,683	7%	(3)%	1%	9%

*	Components of revenue change may not add due to rounding.

	Nine Months Ended September 30,		% Change GAAP Revenue	Components of Revenue Change*
				Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
(In millions, except percentages)	2022	2021
Marsh:
EMEA	$2,176	$2,233	(3)%	(7)%	(4)%	8%
Asia Pacific	1,015	902	13%	(7)%	6%	14%
Latin America	340	298	14%	(1)%	—	15%
Total International	3,531	3,433	3%	(6)%	(1)%	10%
U.S./Canada	4,263	3,894	9%	—	1%	8%
Total Marsh	$7,794	$7,327	6%	(3)%	—	9%
Mercer:
Wealth	$1,775	$1,861	(5)%	(5)%	—	1%
Health	1,562	1,398	12%	(3)%	5%	10%
Career	679	618	10%	(5)%	—	15%
Total Mercer	$4,016	$3,877	4%	(4)%	2%	6%

*	Components of revenue change may not add due to rounding.

Consolidated Revenue
Consolidated revenue increased $187 million, or 4% to $4.8 billion for the three months ended September 30, 2022, compared to $4.6 billion for the three months ended September 30, 2021. Consolidated revenue increased 8% on an underlying basis, partly offset by a decrease of 5% from the impact of foreign currency translation. On an underlying basis, revenue increased 9% and 8% for the three months ended September 30, 2022, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $1.0 billion, or 7% to $15.7 billion for the nine months ended September 30, 2022, compared to $14.7 billion for the nine months ended September 30, 2021. Consolidated revenue increased 9% on an underlying basis and 1% from acquisitions, partly offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, revenue increased 10% and 9% for the nine months ended September 30, 2022, in the Risk and Insurance Services and Consulting segments, respectively.
Underlying revenue growth in the Risk and Insurance Services and Consulting segments for the three and nine months ended September 30, 2022, was driven by strong demand for our advice and services, the expansion of the global economy, new business growth, and solid retention including continued benefits from pricing in the market place.
Consolidated Operating Expenses
Consolidated operating expenses increased $136 million, or 4% to $4.0 billion for the three months ended September 30, 2022, compared to $3.8 billion for the three months ended September 30, 2021, reflecting an increase of 9% on an underlying basis and 1% from acquisitions, partly offset by a decrease of 6% from the impact of foreign currency translation. On an underlying basis, expenses increased 6% and 12% for the three months ended September 30, 2022, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated operating expenses increased $741 million, or 7% to $12.1 billion for the nine months ended September 30, 2022, compared to $11.4 billion for the nine months ended September 30, 2021, reflecting increases of 10% on an underlying basis and 1% from acquisitions, partly offset by a decrease of 4% from the impact of foreign currency translation. On an underlying basis, expenses increased 9% and 10% for the nine months ended September 30, 2022, in the Risk and Insurance Services and Consulting segments, respectively.
The increase in underlying expenses for the three and nine months ended September 30, 2022 is primarily due to increased headcount and higher incentive compensation. Expenses also reflect higher travel and entertainment costs, partly offset by lower depreciation and amortization primarily in the Risk and Insurance Services segment for the nine months ended September 30, 2022, compared to the corresponding periods in the prior year.
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
The results of operations for the Risk and Insurance Services segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2022	2021	2022	2021
Revenue	$2,838	$2,670	$9,700	$9,036
Compensation and benefits	1,688	1,634	5,239	4,876
Other operating expenses	621	633	1,844	1,747
Operating expenses	2,309	2,267	7,083	6,623
Operating income	$529	$403	$2,617	$2,413
Operating income margin	18.7%	15.1%	27.0%	26.7%

Revenue
Revenue in the Risk and Insurance Services segment increased $168 million, or 6% to $2.8 billion for the three months ended September 30, 2022, compared to $2.7 billion for the three months ended September 30, 2021. Revenue grew 9% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 4% related to the impact of foreign currency translation. Interest earned on fiduciary funds increased $36 million to $40 million for the three months ended September 30, 2022, compared to $4 million for the three months ended September 30, 2021.
Revenue in the Risk and Insurance Services segment increased $664 million, or 7% to $9.7 billion for the nine months ended September 30, 2022, compared to $9.0 billion for the nine months ended September 30, 2021. Revenue grew 10% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 3% related to the impact of foreign currency translation. Interest earned on fiduciary funds increased $45 million to $57 million for the nine months ended September 30, 2022, compared to $12 million for the nine months ended September 30, 2021.
The increase in underlying revenue in the Risk and Insurance Services segment for the three and nine months ended September 30, 2022 was primarily due to growth in new business from existing clients, investments in talent, and solid retention including continued benefits from pricing in the marketplace. The increase in interest earned on fiduciary funds in 2022 is a result of higher interest rates compared to the corresponding periods in the prior year.
At Marsh, revenue increased $118 million, or 5% to $2.5 billion for the three months ended September 30, 2022, compared to $2.4 billion for the three months ended September 30, 2021. This reflects an increase of 8% on an underlying basis and an increase of 1% from the impact of acquisitions, partly offset by 4% from the impact of foreign currency translation. On an underlying basis, the U.S. and Canada rose 5%. Total International operations produced underlying revenue growth of 11%, reflecting growth of 14% in Asia Pacific, 9% in EMEA and 15% in Latin America.
At Marsh, revenue increased $467 million, or 6% to $7.8 billion for the nine months ended September 30, 2022, compared to $7.3 billion for the nine months ended September 30, 2021. This reflects an increase of 9% on an underlying basis, partly offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, the U.S. and Canada rose 8%. Total International operations produced underlying revenue growth of 10%, reflecting growth of 14% in Asia Pacific, 8% in EMEA and 15% in Latin America.
Results for the nine months ended September 30, 2022 also included a charge of approximately $27 million related to the loss on deconsolidation of the Company's Russian businesses. The nine months ended September 30, 2021 included a gain of approximately $50 million related to the disposition of the commercial networks business in the U.K. that provided broking and back-office solutions for small independent brokers.
At Guy Carpenter, revenue increased $14 million, or 4% to $328 million for the three months ended September 30, 2022, compared to $314 million for the three months ended September 30, 2021. On an underlying basis, revenue increased 7%.
At Guy Carpenter, revenue increased $152 million, or 9% to $1.8 billion for the nine months ended September 30, 2022, compared to $1.7 billion for the nine months ended September 30, 2021. On an underlying basis, revenue increased 10%.
The Risk and Insurance Services segment completed eight acquisitions during the nine months ended September 30, 2022. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $42 million, or 2% to $2.3 billion for the three months ended September 30, 2022, compared to the corresponding quarter in the prior year. This reflects an increase of 6% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 6% from the impact of foreign currency translation.
Expenses in the Risk and Insurance Services segment increased $460 million, or 7% to $7.1 billion for the nine months ended September 30, 2022, compared to $6.6 billion for the nine months ended September 30, 2021. This reflects increases of 9% on an underlying basis and 2% from the impact of acquisitions, partly offset by a decrease of 4% from the impact of foreign currency translation.
The increase in underlying expenses for the three and nine months ended September 30, 2022 is primarily due to increased headcount and higher incentive compensation. Expenses also reflect higher travel and entertainment costs, partly offset by lower depreciation and amortization for the nine months ended September 30, 2022, compared to the corresponding periods in the prior year.

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
The results of operations for the Consulting segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2022	2021	2022	2021
Revenue	$1,951	$1,925	$6,045	$5,690
Compensation and benefits	1,107	1,103	3,416	3,287
Other operating expenses	494	418	1,412	1,294
Operating expenses	1,601	1,521	4,828	4,581
Operating income	$350	$404	$1,217	$1,109
Operating income margin	17.9%	21.0%	20.1%	19.5%
Revenue
Consulting revenue increased $26 million, or 1% to $2.0 billion for the three months ended September 30, 2022, compared to $1.9 billion for the three months ended September 30, 2021. This reflects an increase of 8% on an underlying basis, offset by a decrease of 1% from the disposition of businesses and a decrease of 6% related to the impact of foreign currency translation.
Consulting revenue increased $355 million, or 6% to $6.0 billion for the nine months ended September 30, 2022, compared to $5.7 billion for the nine months ended September 30, 2021. This reflects an increase of 9% on an underlying basis and 1% from the disposition of businesses, partly offset by a decrease of 4% related to the impact of foreign currency translation.
Mercer's revenue decreased $31 million, or 2% to $1.3 billion for the three months ended September 30, 2022, compared to the corresponding quarter in the prior year. This reflects an increase of 5% on an underlying basis, offset by a decrease of 2% from the disposition of businesses and a decrease of 6% from the impact of foreign currency translation. On an underlying basis, revenue for Career and Health increased 15% and 10%, respectively, while revenue for Wealth decreased 1%, as compared to the corresponding quarter in the prior year.
Mercer's revenue increased $139 million, or 4% to $4.0 billion for the nine months ended September 30, 2022, compared to $3.9 billion for the corresponding period in the prior year. This reflects an increase of 6% on an underlying basis and 2% from the disposition of businesses, partly offset by a decrease of 4% from the impact of foreign currency translation. On an underlying basis, revenue for Career, Health and Wealth increased 15%, 10% and 1%, respectively, as compared to the corresponding period in the prior year.
The increase in underlying revenue at Mercer for the three and nine months ended September 30, 2022 was primarily due to strong demand for our advice and services and the expansion of the global economy. The increase in underlying revenue for Career products and services was due to continued demand for solutions linked to new ways of working, skill gaps, workforce transformation and diversity & inclusion issues. Health continued to benefit from growth in new business, higher retention, increased enrolled lives from a strong labor market, and medical inflation. Underlying revenue in Wealth grew in project-based services for the three and nine months ended September 30, 2022, offset by decrease in investment management fees from the decline in assets under management due to market volatility on investments. Results for the nine months ended September 30, 2022 also included a net gain of $112 million from the sale of the Mercer U.S. affinity business.
Oliver Wyman's revenue increased $57 million, or 9% to $667 million for the three months ended September 30, 2022, compared to $610 million for the corresponding quarter in the prior year, reflecting an increase of 13% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 5% related to the impact of foreign currency translation.
Oliver Wyman's revenue increased $216 million, or 12% to $2.0 billion for the nine months ended September 30, 2022, compared to $1.8 billion for the corresponding period in the prior year. This reflects an increase of 15% on an underlying basis and 1% from the impact of acquisitions, partly offset by a decrease of 4% from the impact of foreign currency translation.

The increase in underlying revenue at Oliver Wyman for the three and nine months ended September 30, 2022 was primarily due to the increased demand for project-based services across all industries. Results for the nine months ended September 30, 2022 also included a charge of approximately $12 million at Oliver Wyman related to the loss on the deconsolidation of the Company's Russian businesses.
The Consulting segment completed three acquisitions during the nine months ended September 30, 2022. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Consulting expenses increased $80 million, or 5% to $1.6 billion for the three months ended September 30, 2022, compared to $1.5 billion for the three months ended September 30, 2021. This reflects an increase of 12% on an underlying basis, partly offset by a 6% decrease from the impact of foreign currency translation.
Consulting expenses increased $247 million, or 5% to $4.8 billion for the nine months ended September 30, 2022, compared to $4.6 billion for the nine months ended September 30, 2021. This reflects an increase of 10% on an underlying basis partly offset by a 4% decrease from the impact of foreign currency translation.
The increase in underlying expenses in the Consulting segment for the three and nine months ended September 30, 2022 is primarily due to increased headcount and incentive compensation. Expenses also reflect higher travel and entertainment costs compared to the corresponding periods in the prior year. Results for the three and nine months ended September 30, 2021 also included a $63 million reduction in the liability for a legacy JLT E&O, as well as recoveries under indemnities and insurance.
Corporate and Other
Corporate expenses were $88 million for the three months ended September 30, 2022, compared to $67 million for the three months ended September 30, 2021, and $234 million for the nine months ended September 30, 2022, compared to $196 million for the nine months ended September 30, 2021. Expenses for the three and nine months ended September 30, 2022, increased 31% and 20%, respectively, on an underlying basis primarily due to restructuring costs related to improving and streamlining the Company's global information technology and HR functions.
Interest
Interest expense was $118 million for the three months ended September 30, 2022, compared to $107 million for the three months ended September 30, 2021. Interest expense was $342 million for the nine months ended September 30, 2022, compared to $335 million for the nine months ended September 30, 2021. Interest expense for the three and nine months ended September 30, 2022 increased in both periods due to higher short term borrowings at higher interest rates compared to the corresponding periods in the prior year.
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
The Company recorded a net investment loss of $1 million and investment income of $27 million for the three and nine months ended September 30, 2022, respectively, compared to net investment income of $13 million and $43 million for the corresponding periods in the prior year. The decrease in 2022 is primarily driven by lower mark-to-market gains in the Company's private equity investments compared to the corresponding periods in the prior year. In the third quarter of 2022, the Company also recorded a net loss of $4 million from the sale of certain investments.
Income and Other Taxes
The Company's effective tax rate for the three months ended September 30, 2022 was 24.6%, compared with 24.2% for the corresponding quarter of 2021. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 24.6% and 27.1%, respectively.
The tax rates in both periods reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments related to contingent consideration for acquisitions. The rate in both periods also reflects tax benefits from planning that postponed the utilization of current year losses in the U.K. to a future year when the tax rate will be 25%.

The excess tax benefit related to share-based payments is the most significant discrete item for the three and nine months ended September 30, 2022, reducing the effective tax rate by 0.9% and 1.2%, respectively. The reduction for both the three and nine months ended September 30, 2021 was 0.9%.
The effective tax rate for the nine months ended September 30, 2021, reflects the charge related to re-measuring the Company’s U.K. deferred tax assets and liabilities upon the enactment of legislation increasing the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The Company recorded a net charge of $100 million in the second quarter of 2021, which reflects the re-measurement of the Company's U.K. deferred tax assets and liabilities upon enactment of the legislation. The re-measurement of the Company’s U.K. deferred tax assets and liabilities was the most significant discrete item in the prior year, increasing the Company’s effective tax rate by 3.1% for the nine month period ended September 30, 2021.
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
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company is currently evaluating the provisions of the new legislation, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The Company does not expect the IRA to have a significant impact on its financial results of operations when it becomes effective on January 1, 2023.
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
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic relief to individuals, governmental agencies and companies, to deal with the public health and economic impacts of COVID-19. Pursuant to the CARES Act, the Company deferred payroll taxes due from March 27, 2020 through December 31, 2020 and paid 50% in 2021 and expect to pay the remaining 50% at the end of 2022.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At September 30, 2022, the Company had approximately $768 million of cash and cash equivalents in its foreign operations, which includes $271 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
During the first nine months of 2022, the Company recorded foreign currency translation adjustments which decreased net equity by $1.6 billion. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $2.0 billion of cash from operations for the nine months ended September 30, 2022, compared to $2.1 billion provided by operations in the first nine months of 2021. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities or receipts of assets and pension plan contributions. The Company paid $124 million related to its restructuring activities for both the nine months ended September 30, 2022 and 2021.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first nine months of 2022, the Company contributed $23 million to its U.S. defined benefit pension plans and $118 million to its non-U.S. defined benefit pension plans. For the first nine months of 2021, the Company contributed $27 million to its U.S. defined benefit pension plans and $63 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on ERISA guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. During the first nine months of 2022, the Company made $23 million of contributions to its non-qualified plans and expects to fund approximately an additional $8 million over the remainder of 2022. The Company is not required to make any contributions to its U.S. qualified plans in 2022.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 81% of non-U.S. plan assets at December 31, 2021. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements under U.S. GAAP.
The Company contributed $104 million to its U.K. plans (including the JLT section) for the first nine months of 2022. The Company contributions to its U.K. plans (including the JLT section) for the remainder of 2022 are expected to be approximately $12 million.
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

During 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $97 million to the JLT section in the first nine months of 2022, and is expected to make $9 million of contributions in the remainder of 2022. The funding level of the JLT section will be reassessed during 2022 to determine contributions in 2023 and onwards.
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
The Company expects to fund an additional $20 million to its non-U.S. defined benefit plans over the remainder of 2022, comprising approximately $12 million to the U.K. plans and $8 million to plans outside of the U.K.
Financing Cash Flows
Net cash provided by financing activities was $28 million for the nine months ended September 30, 2022, compared with $127 million used by financing activities for the same period in 2021.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility"). The interest rate on the Credit Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The Credit Facility expires in April 2026, and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of September 30, 2022, the Company had no borrowings under this facility.
On May 31, 2022, the Company secured a $250 million uncommitted revolving credit facility. The facility expires in May 2023, and has similar coverage and leverage ratios as the Credit Facility. The Company had no borrowings outstanding under this facility at September 30, 2022.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks, aggregating $507 million at September 30, 2022, and $508 million at December 31, 2021. There were no outstanding borrowings under these facilities at September 30, 2022 and December 31, 2021.
Debt
On April 9, 2021, the Company increased its short-term commercial paper financing program to $2.0 billion from $1.5 billion. The Company had $600 million of commercial paper outstanding at September 30, 2022, at an effective interest rate of 3.39%.
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
Share Repurchases
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021. During the first nine months of 2022, the Company repurchased 10.1 million shares of its common stock for $1.6 billion. As of September 30, 2022, the Company remained authorized to repurchase up to approximately $4.7 billion in shares of its common stock. There is no time limit on the authorization.
During the first nine months of 2021, the Company repurchased 5.3 million shares of its common stock for total consideration of approximately $734 million.

Dividends
The Company paid dividends on its common shares of $840 million ($1.66 per share) during the first nine months of 2022, as compared with $750 million ($1.465 per share) during the first nine months of 2021.
In September 2022, the Board of Directors of the Company declared a quarterly dividend of $0.590 per share on outstanding common stock, payable on November 15, 2022, to stockholders of record on October 7, 2022.
In July 2022, the Board of Directors of the Company increased the quarterly dividend by 10% from $0.535 to $0.590 per share paid in the third quarter of 2022.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2022	2021
Operating:
Contingent consideration payments for prior year acquisitions	$(38)	$(46)
Receipt of contingent consideration for dispositions	—	19
Acquisition/disposition related net charges for adjustments	38	11
Adjustments and payments related to contingent consideration	$—	$(16)
Financing:
Contingent consideration for prior year acquisitions	$(28)	$(26)
Deferred consideration related to prior year acquisitions	(116)	(84)
Payments of deferred and contingent consideration for acquisitions	$(144)	$(110)

Receipt of contingent consideration for dispositions	$3	$71
Remaining estimated future contingent and deferred consideration payments of $328 million and $91 million, respectively, for acquisitions completed in the first nine months of 2022, and in prior years are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2022.
Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program, the Company issued €1.1 billion Senior Notes, and designated the debt instruments as a net investment hedge of its Euro denominated subsidiaries. The hedge is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in accumulated other comprehensive loss in the consolidated balance sheets.
The U.S. dollar value of the Euro notes decreased by $179 million through September 30, 2022, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the nine months ended September 30, 2022.
Fiduciary Liabilities
Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. Financing cash flows reflect an increase of $2.1 billion and $1.9 billion for the nine months ended September 30, 2022 and 2021, respectively, related to the increase in fiduciary liabilities.

Investing Cash Flows
Net cash used for investing activities amounted to $363 million for the first nine months of 2022, compared with $572 million used for investing activities for the corresponding period in 2021.
The Company paid $213 million and $384 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during the first nine months of 2022 and 2021, respectively.
During the first nine months of 2022, the Company sold certain business, primarily Mercer's U.S. affinity business, for cash proceeds of approximately $147 million. In the first nine months of 2021, the Company sold certain of its businesses, primarily in the U.S. and U.K., for cash proceeds of approximately $84 million.
In the third quarter of 2022, the Company sold certain investments, primarily the investment in the common stock of Alexander Forbes ("AF"), for cash proceeds of approximately $62 million.
The Company's additions to fixed assets and capitalized software, which amounted to $367 million in the first nine months of 2022, and $268 million in the first nine months of 2021, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
The Company has commitments for potential future investments of approximately $176 million in 10 private equity funds that invest primarily in financial services companies, including a $100 million commitment to invest in a private equity fund entered into on April 1, 2022.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the types identified in the table as of September 30, 2022:

(In millions)	Payment due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$600	$600	$—	$—	$—
Current portion of long-term debt	367	367	—	—	—
Long-term debt	10,461	—	2,387	1,175	6,899
Interest on long-term debt	4,830	402	687	570	3,171
Net operating leases	2,161	348	591	481	741
Service agreements	168	88	62	16	2
Other long-term obligations	464	240	214	6	4
Total	$19,051	$2,045	$3,941	$2,248	$10,817
The above table does not include the liability for unrecognized tax benefits of $107 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $35 million that may become payable within one year.
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
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2022
Cash and cash equivalents	$802
Cash and cash equivalents held in a fiduciary capacity	$10,608
Based on the above balances, if short-term interest rates increased or decreased by 10%, or 15 basis points, over the course of the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $4 million.
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
In addition to interest rate risk, our cash investments and fiduciary cash investments are subject to potential loss of value due to counter-party credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity, and will further restrict the portfolio as appropriate to market conditions. The majority of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity are invested in short-term bank deposits and liquid money market funds.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $65 million. The Company has exposure to approximately 85 foreign currencies overall. If exchange rates at September 30, 2022, hold constant for the rest of 2022, the Company estimates the year-over-year impact from conversion of foreign currency earnings will decrease full year net operating income by approximately $70 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $17 million that are valued using readily determinable fair values and approximately $38 million of investments without readily determinable fair values. The Company also has investments of approximately $222 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021. The Company repurchased approximately 3.1 million shares of its common stock for $500 million during the third quarter of 2022. As of September 30, 2022, the Company remained authorized to repurchase up to approximately $4.7 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	899,268	$155.4021	899,268	$5,024,245,716
August 1-31, 2022	1,240,742	$167.6402	1,240,742	$4,816,247,533
September 1-30, 2022	953,065	$159.7511	953,065	$4,663,994,320
Total	3,093,075	$161.6513	3,093,075	$4,663,994,320
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

Date:	October 20, 2022	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 20, 2022	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement Amendment, dated September 23, 2022, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2022)

10.2	Letter Agreement, effective as of September 22, 2022, between Marsh & McLennan Companies, Inc. and Mark C. McGivney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase