Form 10-K
period 2022-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2023-02-13
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
As of June 30, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $77,420,628,314 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2022.
As of February 9, 2023, there were outstanding 494,571,451 shares of common stock, par value $1.00 per share, of the registrant.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York	Auditor Firm ID:	34
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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
•the increasing prevalence of ransomware, supply chain and other forms of cyberattacks, and their potential to disrupt our operations and result in the disclosure of confidential client or company information;
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
GENERAL
Marsh McLennan is the world's leading professional services firm in the areas of risk, strategy and people. The Company's more than 85,000 colleagues advise clients in over 130 countries. With annual revenue of over $20 billion, Marsh McLennan helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the future of work, shape retirement and investment outcomes, and advance health and well-being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
The Company conducts business through two segments:
•Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.
•Consulting includes health, wealth and career solutions and products, and specialized management, strategic, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
We describe our current segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 61% of the Company's total revenue in 2022 and employs approximately 48,600 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Currently, approximately 45,200 Marsh colleagues provide risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in more than 130 countries. Marsh generated approximately 51% of the Company's total revenue in 2022.
Insurance Broking and Risk Advisory
In its core insurance broking and risk advisory business, Marsh employs a team approach to identify, quantify and address clients' risk management and insurance needs. Marsh’s product and service offerings include risk analysis, insurance program design and placement, insurance program support and administration, claims support and advocacy, alternative risk strategies and a wide array of risk analysis and risk management consulting services. Clients benefit from Marsh’s advanced analytics, deep technical expertise, specialty and industry knowledge, collaborative global culture and the ability to develop innovative solutions and products. The firm’s resources also include nearly three dozen specialty and industry practices, including cyber, construction, renewable energy, healthcare, and financial and professional service practices, along with ESG products such as a D&O insurance initiative recognizing U.S. based clients with superior ESG frameworks, and an established employee health & benefits business.
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
•Marsh Specialty is an integrated and globally coordinated team of experts who provides clients in highly specialized industry and product areas with data driven insights, service, advice and access to global insurance markets. These specialists support clients who require advice and support across aviation & space, credit specialties, construction, energy & power, financial & professional services (FINPRO), marine & cargo, and private equity, mergers & acquisitions (PEMA).
Corporate. Middle market clients are served by Marsh’s brokerage operations globally; this segment is also serviced by Marsh & McLennan Agency (MMA) in the United States.
•Marsh McLennan Agency (MMA) provides business insurance, employee health and benefits, retirement and wealth management, and private client insurance solutions to individuals and mid-market organizations. MMA advises on insurance program structure and market dynamics, along with industry expertise and transactional capability. Since its first acquisition in 2009, MMA has acquired more than 100 agencies.
Commercial & Consumer. Clients in this market segment typically face less complex risks and are served by Marsh’s innovative product and placement offerings and growing capabilities in digitally enabled distribution and administration.
•Victor Insurance Managers (Victor) is one of the largest underwriting managers of professional liability and specialty insurance programs worldwide. In the United States, Victor Insurance Managers (US) and ICAT Managers deliver risk management and insurance solutions to insureds through a national third-party distribution network of licensed brokers. Through its Victor for Agents small business platform, Victor deploys cloud-based technology to enable independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind property and casualty and workers compensation insurance policies in real time. Victor Insurance Managers (Canada), a leading managing general agent in Canada, delivers professional liability and construction insurance and other P&C programs and administers group and retiree benefits programs and claims handling operations for individuals, organizations and businesses. Victor also has a business in the UK, the Netherlands, Italy and Germany. In addition, Victor manages Torrent Technologies, a service provider to Write Your Own (WYO) insurers and direct policy providers participating in the National Flood Insurance Program

(NFIP) in the United States. Torrent offers both NFIP and private and excess flood insurance products and services to WYO companies and agents.
•Marsh Affinity focuses on insurance programs sold to insureds or vendors through a corporate sponsor using an affinity distribution model.
•High Net Worth (HNW). Individual high net worth clients and family offices are serviced by MMA in the United States and other Marsh personal lines businesses globally. These businesses provide a single-source solution for high net worth clients and are dedicated to sourcing protections across a broad spectrum of risk. Using a consultative approach, Marsh's HNW practices analyze exposures and customize programs to cover individual clients with complex asset portfolios.
Additional Services and Adjacent Businesses
In addition to insurance broking, Marsh provides certain other specialist advisory or placement services:
Marsh Advisory is a global practice comprising specialists who use data and analytics, including through Marsh’s Blue[i] digital analytics platform. Marsh Advisory’s four main service areas (Consulting, Claims, Analytics, and Captives) advise clients on existing and emerging risk exposures, protecting critical business activities and developing strategies to optimize total cost of risk.
Marsh Captive Solutions, a prominent part of the Marsh Advisory practice, helps organizations of all sizes retain risks through comprehensive and innovative captive solutions. This team is comprised of captive consultants, actuaries and captive management professionals which offer complete, end-to-end captive management services.
Bowring Marsh is an international placement broker. This unit’s core strategy is to modernize risk transfer advice and solutions for clients. This is executed through a combination of data solutions, capacity creation vehicles, segmentation, placement platforms (on-shoring solutions within the network), and improved operational efficiency – all designed to yield a better client outcome and experience. The products Bowring Marsh places include property, casualty, terrorism, product recall, and special risks.
Mercer Marsh Benefits provides health benefits brokerage and consulting services to clients of all sizes in numerous countries across the globe, outside of the United States. As described below, Mercer and Marsh go to market together to provide strategic advice and services to help clients minimize risk, optimize benefits structure, drive efficiencies and maximize employee engagement.
Services for Insurers
Marsh's Insurer Consulting Group (ICG) provides services to insurance carriers. Through Marsh's patented electronic platform, MarketConnect, and sophisticated data analysis, ICG provides insurers with individualized preference setting and risk identification capabilities, as well as detailed performance data and metrics. Insurer consulting teams review performance metrics and preferences with insurers and provide customized consulting services to insurers designed to improve business planning and strategy implementation. ICG services are designed to improve the product offerings available to clients, assist insurers in identifying new opportunities and enhance insurers’ operational efficiency. The scope and nature of the services vary by insurer and by geography.

GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, generated approximately 10% of the Company's total revenue in 2022. Currently, approximately 3,400 Guy Carpenter colleagues provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management, reinsurance accounting and fiduciary services.
Acting as a broker or intermediary on all classes of reinsurance, Guy Carpenter places two main types of property casualty and life / health reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks; and facultative reinsurance, which involves the transfer of part or all of the coverage provided by a single insurance policy.
Guy Carpenter provides reinsurance services in a broad range of centers of excellence, segments and specialties including: Automobile / Motor, Aviation, Captives, Crop/Agriculture, Cyber, Engineering / Construction, Financial Lines, InsurTech, Life / Accident / Health, Marine and Energy, Medical Professional, Personal Lines, Mortgage, Political Risk & Trade Credit, Primary & Excess Casualty, Managing General Agents and Program Manager Solutions, Property, Public Sector, Regional / Mutual, Retrocessional Reinsurance, Surety, Terror, and Workers Compensation / Employer Liability.
Guy Carpenter also offers clients alternatives to traditional reinsurance, including industry loss warranties and, through its licensed affiliates, capital markets alternatives such as transferring catastrophe risk through the issuance of insurance-linked securities. GC Securities, the Guy Carpenter division of MMC Securities LLC and MMC Securities (Europe) Limited, offer corporate finance solutions, including mergers & acquisitions advice and private debt and equity capital raising, and capital markets-based risk transfer solutions that complement Guy Carpenter's strong industry relationships, analytical capabilities and reinsurance expertise.
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
Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, refer to Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.

CONSULTING
The Company's Consulting segment generated approximately 39% of the Company's total revenue in 2022 and employs approximately 30,900 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer is a leading provider in delivering advice and solutions that help organizations meet the health, wealth and career needs of a changing workforce. Mercer has approximately 24,200 colleagues based in 48 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations, public sector entities and individual customers. Mercer generated approximately 26% of the Company's total revenue in 2022.
Mercer operates in the following areas:
Health. Mercer helps public and private sector employers design and manage employee health care and welfare programs; administer health benefits and flexible benefits programs, including benefits outsourcing; engage employees with their health benefits through a digital experience; and comply with local benefits-related regulations. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health and wellness management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through traditional fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers. Mercer provides solutions for private active and retiree exchanges in the United States.
Mercer also provides consulting and actuarial services to U.S. state governments to support the purchase of healthcare through state Medicaid programs. Mercer offers clients tools to enhance employee engagement with their health benefits through its DarwinSM platform.
Outside of the United States, Mercer and Marsh go to market together for Health benefits brokerage and consulting under the Mercer Marsh BenefitsSM (MMB) brand, as described above.
Wealth. Through its Wealth business, Mercer assists clients worldwide in the design, governance and risk management of defined benefit, defined contribution, hybrid retirement plans and other pools of assets, and with investment of those assets.
Mercer provides actuarial consulting, investment consulting, investment management and related services to the sponsors and trustees of pension plans, master trusts, foundations, endowments, sovereign wealth funds, insurance companies and family offices. Mercer also provides investment consulting and investment management services to U.S. public sector clients, financial intermediaries and individuals. Mercer provides retirement plan outsourcing, including administration and delivery of defined benefit and defined contribution retirement benefits.
Mercer's investment consulting and investment management services (investment management services may also be referred to as “investment solutions,” “delegated solutions,” “fiduciary management” or “outsourced Chief Investment Officer (OCIO) services”) cover a range of stages of the investment process, from investment research (through its Mercer-Insight service) strategy, asset allocation and implementation of investment strategies to ongoing portfolio management services. Mercer provides these services primarily to institutional and other sophisticated investors including retirement plans (e.g., defined benefit and defined contribution), master trusts, endowments and foundations, sovereign wealth funds, U.S. public sector clients, insurance companies and family offices, as well as wealth managers and other financial intermediaries, primarily through manager of manager strategies and funds sponsored and managed by Mercer. Mercer’s clients invest in both traditional asset classes (e.g., equities, fixed income and cash equivalents) and alternative or private market strategies (e.g., private equity, private debt, real estate, other real assets and hedge funds). As of December 31, 2022, Mercer and its global affiliates had assets under management of approximately $345 billion worldwide.
Mercer also provides services to individual retail clients, including financial planning, high net worth risk solutions and other discretionary investment services.

Career. Mercer advises organizations on the engagement, skill assessment, management and reward of employees; the design of executive remuneration programs; people strategies during business transformation; improvement of human resource (HR) effectiveness; and the implementation of digital and cloud-based Human Resource Information Systems. In addition, through proprietary survey data and decision support tools, Mercer provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer’s Career products include solutions relating to rewards, mobility, engagement, workforce analytics and assessments. Mercer helps clients plan and implement HR programs and other organizational changes designed to maximize employee engagement.
Mercer also provides advice relating to people and benefits-related issues to buyers and sellers in a variety of types of M&A transactions.
OLIVER WYMAN GROUP
With more than 6,700 professionals and offices in over 30 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 14% of the Company's total revenue in 2022.
Oliver Wyman is a global leader in management consulting and combines deep industry knowledge with specialized expertise in strategy, operations, risk management and organization transformation. The firm works with clients around the world to help optimize their business, improve their operations and risk profile, and accelerate their organizational performance to seize attractive opportunities. Industry groups include:
•Automotive and Manufacturing Industries
•Communications, Media & Technology
•Energy and Natural Resources
•Financial Services (including corporate and institutional banking, public policy, and retail and business banking)
•Insurance and Asset Management
•Health and Life Sciences
•Public Sector
•Private Capital
•Retail & Consumer Goods
•Transportation Services (including aviation; aerospace and defense; rail; express, postal and third party logistics; services, including travel and leisure, environmental and facility management, and business and tech services; and CAVOK, which provides technical consulting and market forecasting services)
Oliver Wyman overlays its industry knowledge with expertise in the following functional specializations:
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
•Finance and Risk. Oliver Wyman provides leading financial institutions with custom solutions and insights covering all aspects of risk and finance functions, including credit risk, market risks, asset and liability management and liquidity risks, and non-financial risks, together with integrated risk management topics, such as aggregated risk analyses, business applications and culture and organization.

•Restructuring. Oliver Wyman offers a complete management solution and "one-stop-shop" approach to turning around companies, providing strategic, operational, and financial restructuring advice.
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
•People and Organizational Performance. Oliver Wyman's People and Organizational Performance capability brings together deep functional expertise and industry knowledge to enable the whole organization to work in service of its strategic vision and to address the most pressing organizational, people, and change issues.
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
•Customer First. Oliver Wyman helps bring together capabilities required to identify customer and business growth, conduct detailed business design, build and launch a business, and maintain a focus on realizing growth while de-risking delivery.
•Performance Transformation. Oliver Wyman helps clients to design, realize and sustain value growth via large-scale transformations.
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
Compensation for Services in Consulting
Oliver Wyman Group is compensated for advice and services primarily through fees paid by clients. Mercer is compensated for advice and services through fees paid by clients, commissions and fees based on assets or members. In the majority of cases, Mercer's Health business is compensated through commissions for the placement of insurance contracts and supplemental compensation from insurers based on such factors as volume, growth of accounts, and total retention of accounts placed by Mercer. Mercer may receive commissions in other parts of its business, such as its Private Client Services business and certain financial advice businesses. Mercer's investments business and certain of Mercer's administration services are compensated typically through fees based on assets under administration or management or fee per member. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported in accordance with U.S. GAAP, on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, refer to Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.

REGULATION
The Company's activities are subject to licensing requirements and extensive regulation under U.S. federal and state laws, as well as laws of other countries in which the Company's subsidiaries operate. Across most jurisdictions, we are also subject to various data privacy laws and regulations that apply to personal information. In addition, we are subject to various financial crime laws and regulations through our activities, activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, anti-money-laundering and counter-terrorist financing. In certain circumstances, we are also required to maintain operating funds primarily related to regulatory requirements outside the U.S. See Part I, Item 1A ("Risk Factors") below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses.
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
In the United Kingdom, our business is regulated by the Financial Conduct Authority ("FCA"). The FCA’s responsibilities and powers include licensing of insurance and reinsurance intermediaries and related criteria such as professional competence, financial capacity and the requirement to hold professional indemnity insurance, the broking of premium finance to consumers, and competition powers that enable it to enforce prohibitions on anti-competitive behavior in relation to financial services.
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
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the United States, Marsh and Guy Carpenter use the services of MMC Securities LLC, a SEC registered broker-dealer and introducing broker in the United States. MMC Securities LLC is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with capital markets and other investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the United States, Marsh uses the services of MMA Securities LLC, a SEC registered broker-dealer, investment adviser and member of FINRA, SIPC and the Municipal Securities Rulemaking Board ("MSRB"), and MMA Asset Management LLC, a SEC registered investment adviser, primarily in connection with retirement, executive compensation and benefits consulting and advisory services to qualified and non-qualified benefits plans, companies and executives and personal wealth management. In the United Kingdom, Marsh and Guy Carpenter use the expertise of MMC Securities Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the United Kingdom. In the European Union, Guy Carpenter uses MMC Securities (Ireland) Limited, which is authorized and regulated by the Central Bank of Ireland to place certain securities and investments in the European Union. MMC Securities LLC, MMC Securities Limited, MMC Securities (Ireland) Limited, MMA Securities LLC, and MMA Asset Management LLC are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.

Consulting. Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Depending on the country, Mercer may rely on licensed colleagues or registered legal entities to engage in these services, or may utilize other Marsh McLennan entities or third parties. In addition, trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates may also be subject to investment and securities regulations in various jurisdictions, including (but not limited to) regulations imposed or enforced by the Securities and Exchange Commission (SEC) and the Department of Labor in the United States, the FCA in the United Kingdom, the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the United States, Mercer provides investment services through Mercer Investments LLC, (formerly Mercer Investment Management, Inc.), an SEC-registered investment adviser, which consolidated the activities of each of Mercer’s affiliated investment adviser entities in the United States (including Mercer Investment Consulting LLC and Pavilion Advisory Group) in 2019. Mercer Trust Company, a limited purpose New Hampshire chartered trust bank, may also provide services for certain clients of Mercer’s investment management business in the United States. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Depending on the nature of the client and services performed, Mercer may also be subject to direct oversight by the Departments of Health and Human Services and other federal agencies in the United States. Mercer provides annuity buy-out support that is subject to regulations (for example, in the United States, state insurance licensing regulations and ERISA). Mercer uses the services of MMC Securities LLC to provide certain services, including executive benefit and compensation services and securities dealing services.
FATCA. Regulations promulgated by the U.S. Treasury Department pursuant to the Foreign Account Tax Compliance Act and related legislation (FATCA) require the Company to take various measures relating to non-U.S. funds, transactions and accounts. The regulations impose on Mercer and MMA certain client financial account obligations relating to non-U.S. financial institution and insurance clients.
COMPETITIVE CONDITIONS
The Company faces significant competition in all of its businesses from providers of similar products and services, including competition with regard to identifying and pursuing acquisition candidates. The Company also encounters strong competition throughout its businesses from both public corporations and private firms in attracting and retaining qualified employees. As the Company has clients across various geographies, industries and sizes, the competitive landscape is complex and varies across numerous markets. In addition to the discussion below, refer to "Risks Relating to the Company Generally — Competitive Risks," in Part I, Item 1A of this report.
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

Consulting. The Company's consulting businesses face strong competition from other privately and publicly held worldwide and national companies, as well as regional and local firms. These businesses generally compete on the basis of the range, quality and cost of the services and products they provide to clients. Competitors include independent consulting, broking and outsourcing firms, as well as consulting, broking and outsourcing operations affiliated with larger accounting, information systems, technology and financial services firms. Mercer’s Health business faces additional competition from insurers and from non-traditional competitors seeking to enter or expand in the health benefits space (for example, payroll firms, large consumer businesses, and digitally oriented consultancies). Mercer's investments business faces competition from many sources, including investment consulting firms (many of which offer delegated services), investment management firms and other financial institutions. In some cases, clients have the option of handling the services provided by Mercer and Oliver Wyman Group internally, without assistance from outside advisors.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)
Since 2008, Marsh McLennan has had a framework for overseeing and managing the company’s corporate responsibility initiatives at the Board and senior management levels. ESG is central to who we are and how we serve our clients and communities. We believe that Marsh McLennan is well positioned to help our clients tackle the challenges of climate resilience and we are committed to developing innovative solutions to help move the world towards a more sustainable future.
Our ESG Report provides more information about our ESG philosophy, goals and achievements. It also discloses against aspects of the Task Force on Climate-related Financial Disclosures, Sustainability Accounting Standards Board and Global Reporting Initiative standards and describes the six UN Sustainable Development Goals we have prioritized that most relate to our business. Our ESG Report, Pay Equity Statement, statement on Human Rights and related information is available on our website at marshmclennan.com/about/esg.html. These reports and our website are not deemed part of this report and are not incorporated by reference.
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
Our People. As of December 31, 2022, the Company and its consolidated subsidiaries employed more than 85,000 colleagues worldwide, including approximately 48,600 in Risk and Insurance Services and 30,900 in Consulting. Two-thirds of our global workforce are located in either North America or Europe. While these remain our largest work regions, we have also grown our presence in Asia-Pacific, Latin America and the Middle East over the last several years. Women comprise more than half of our global enterprise workforce, and approximately 32% of our senior leaders are women. In the United States, where we have the most complete data through workforce self-identification of race and ethnicity, approximately 1 in 4 U.S. colleagues and 17% of U.S. senior leaders identify as non-White.
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
Inclusion & Diversity. Our Company’s greatest strength is the collective talent of our people. We believe the more diverse our backgrounds and experiences, the more we can achieve together working side by side. We seek capable, creative and fair-minded people who can help us enable client success, find smarter ways to do things and live our Code of Conduct, The Greater Good. We believe that inclusion means more than acceptance—it means belonging. We have a Race Advisory Council to advise our Executive Committee and help amplify diverse perspectives in decision-making. Additionally, we have established cross-enterprise leadership development programs designed to expand professional development and opportunities for career progression, including our Black Leadership Program, Accelerated Leadership Program and our Racial Inclusion and Social Equity (RISE) MBA Fellowship program in partnership with the National Black MBA Association and Fisk University. We also offer regionally based and business-specific affinity programming to support leadership development for women, racially and ethnically underrepresented colleagues, and LGBTQIA+ identifying colleagues. Those programs include Marsh’s global Diversity Sponsorship Program and women’s Leadership Development Programs in South Africa and India.
Talent Development. We strive to create an environment where individuals and teams can perform to their highest potential and where career growth and mobility are encouraged and supported. We are committed to helping colleagues perform at their best by encouraging regular discussions about their goals, performance, career aspirations and development opportunities.
We also aim to build a learning culture and deliver a digital-first learning strategy, supplemented by formal programs for key groups. For example, we implemented a new learning platform to accelerate usage of digital learning as well as increasing participation in live learning. Our digital learning platform empowers colleagues to choose their own skill development, customize preferences, learn in local language, and get personalized development recommendations, and enables managers to have more meaningful development conversations. Parts of our business also sponsored Learning Days in 2022.
We also recognize the importance of our 16,800 people managers to our talent pipeline and have given them increased support and opportunities for promoting the growth of their teams. In 2022 we offered 440 live learning sessions in addition to more than 32,000 individual learning courses to help our colleagues grow and develop. Our People Manager Hub is a one-stop digital source for people managers globally. Through the Hub, people managers have access to suggested learning, webinars and resources to support development and provide guidance for leading with clarity and inclusion, including four new learning pathways on our digital learning platform and a series of People Manager Workshops on topics ranging from Building Inclusion in Your Team to Managing Change and Transitions, which were offered for the first time in 2022.
Colleague Engagement. Each year we ask our colleagues to share their views on working at Marsh McLennan through a company-wide engagement survey. Developed internally by our Global Talent Development team, the survey methodology has been consistent since 2011, with updates to specific questions as necessary. In 2022, we expanded the survey with questions on manager effectiveness, covering topics related to well-being, inclusion and diversity, feedback and colleague development. A third-party administers our survey in order to maintain confidentiality of responses. Collective survey outcomes allow us to monitor the evolution of our culture over time and identify opportunities to build on strengths and address challenges, all with the intention of furthering our productivity through an engaged workforce.
Health and Well-being. As a company, our success depends on the health and well-being of our colleagues—we want to support our colleagues with the resources, protection and peace of mind to live healthy lives. We offer comprehensive health insurance, including medical coverage and other core health benefits based on the market. We also prioritize our colleagues’ mental wellness, including 24/7 access to an Employee Assistance Program for confidential counselling on personal issues for 99% of our colleagues and their eligible family members, and critical incident support in countries where a disaster has occurred. In addition, we offer competitive time-off benefits, including a paid day off each year to volunteer. Supporting our colleagues as they navigate changing circumstances—health and economic challenges, new technologies and social inequities—has been our priority in 2022.
Total Rewards. We recognize how important it is to be financially secure through employment, so we offer competitive rewards to help build colleagues’ personal wealth and improve their financial well-being. Base pay is just the start. Through our annual bonus program, we encourage performance that aligns with the Company’s interests by providing eligible colleagues with discretionary awards. We also offer various incentives in certain circumstances, such as sales incentives and long-term incentives to people in roles that have a significant impact on our long-term performance and success. Our offerings also include retirement benefits, savings and stock investment plans in certain jurisdictions.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers and executive officer appointees of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company as of February 13, 2023:
Paul Beswick, age 48, is Senior Vice President and Global Chief Information Officer (CIO) of Marsh McLennan. In this role, he manages over 5,000 technologists supporting Marsh McLennan’s global businesses. Prior to his appointment as Marsh McLennan CIO in January 2021, Mr. Beswick was a Partner and Global Head of Oliver Wyman Labs and the Digital Practice at Oliver Wyman. During more than two decades with Oliver Wyman, he worked in various sectors, including retail, transportation, telecom, and consumer goods. Before this, Mr. Beswick headed Oliver Wyman's North American Retail Practice. Mr. Beswick holds an MA (first class) in chemical engineering from Cambridge University.
Katherine J. Brennan, age 44, is Senior Vice President and General Counsel of Marsh McLennan. In this role, she leads Marsh McLennan’s global legal, compliance and public affairs function, which supports the Company’s four businesses, Marsh, Guy Carpenter, Mercer and Oliver Wyman. She also leads the Company’s ESG efforts. Ms. Brennan has held several legal and compliance leadership roles at Marsh McLennan, serving most recently as General Counsel, Marsh LLC. She also served as Deputy General Counsel, Corporate Secretary and Chief Compliance Officer for Marsh McLennan from 2017 to 2021, and prior to that, as General Counsel of Guy Carpenter. Ms. Brennan currently serves on the Board of the Red Cross of Greater New York.
John Q. Doyle, age 59, is President and Chief Executive Officer of Marsh McLennan. Previously, from 2021 to 2022 he served as Group President and Chief Operating Officer, responsible for the strategy and operational objectives of Marsh McLennan’s four global businesses. He joined the firm in 2016 as President of Marsh, then led Marsh as President and CEO from 2017 to 2021. An industry veteran with more than 35 years of management experience, Mr. Doyle began his career at AIG, where he held several executive positions. He is a member of the Board of the New York Police and Fire Widows’ and Children’s Benefit Fund, a Trustee of the Inner-City Scholarship Fund, a member of the Board of Overseers of the Maurice R. Greenberg School of Risk Management, Insurance and Actuarial Science at St. John’s University and a former Director of the American Insurance Association. Mr. Doyle serves as the Chairman of the US Federal Advisory Committee on Insurance.
Martine Ferland, age 61, is President and Chief Executive Officer of Mercer. She also serves as Vice Chair of Marsh McLennan. Prior to assuming her current role in March 2019, she was Mercer’s Group President, responsible for leading the firm’s regions and Global Business Solutions. She joined Mercer in 2011 as Retirement Business Leader for EMEA, and has served as Europe and Pacific Region President and Co-President, Global Health. Ms. Ferland began her career as a pension actuary and consultant at Willis Towers Watson, where she spent 25 years and held various leadership positions in Montreal and New York. Ms. Ferland is a Fellow of the Society of Actuaries and of the Canadian Institute of Actuaries and a member of the Board of Trustees of the New York Academy of Medicine.
Carmen Fernandez, age 49, is Senior Vice President and Chief People Officer for Marsh McLennan. Prior to her appointment as Chief People Officer in January 2021, Ms. Fernandez held positions within Marsh McLennan for 15 years, most recently Deputy CHRO, CHRO of Guy Carpenter, and HR leadership roles at Mercer, including North America HR Leader, Global HR Leader for the Career business and Chief of Staff in the Office of the CEO. Before joining Marsh McLennan, Ms. Fernandez worked in investment banking at Bank of America and Goldman Sachs. She began her career as a consultant with PricewaterhouseCoopers.
John Jones, age 51, is Chief Marketing and Communications officer of Marsh McLennan. Previously, he served as Chief Marketing and Communications Officer of Marsh from 2018 to 2022. Mr. Jones joined Marsh in 2016 as senior vice president of Marsh’s business planning, leading strategic planning and global growth initiatives. Prior to that, Mr. Jones was senior vice president of commercial marketing and strategy for AIG and has more than 25 years of marketing, communications and strategy experience.

Dean Klisura, age 59, is President and Chief Executive Officer of Guy Carpenter and serves as Vice Chair of Marsh McLennan. Prior to assuming this role in January 2022, he was President of Guy Carpenter, overseeing the North America, International, Specialty and Global Strategic Advisory business units. Prior to joining Guy Carpenter, Mr. Klisura was President of Marsh Global Placement and Advisory Services, leading property and casualty placement activities globally, as well as leading Bowring Marsh, the Insurer Consulting Group, and Marsh Advisory. He joined Marsh in 1993 and held several key global leadership roles including President of Global Specialties.
Mark McGivney, age 55, is Chief Financial Officer of Marsh McLennan. Prior to assuming this role in January 2016, Mr. McGivney held a number of senior financial management positions since joining the Company in 2007. Most recently he was Senior Vice President, Corporate Finance of Marsh McLennan, and was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions from 2014 until 2016. Prior to that, he served as Chief Financial Officer of Marsh, and Chief Financial Officer and Chief Operating Officer of Mercer. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, as well as positions with Merrill Lynch and PricewaterhouseCoopers.
Martin South, age 58, is President and Chief Executive Officer of Marsh, a position he assumed in January 2022, and oversees all of Marsh’s businesses and operations globally. He also serves as Vice Chair of Marsh McLennan. With more than 30 years in the insurance industry, Mr. South joined Marsh for the first time in 1985 with Bowring Marsh, a Marsh McLennan broking unit. His industry experience includes senior leadership roles at Zurich Financial Services, where he was a member of the Group Management Board, responsible for all of Zurich’s operations outside of North America and Europe, and CEO of Zurich’s London operations. Since rejoining Marsh in 2007, Mr. South has served as CEO of Marsh’s Asia-Pacific region, CEO of Marsh UK and Ireland, CEO of Marsh Europe and CEO of Marsh US and Canada.
Nicholas Studer, age 49, is Chief Executive Officer of Oliver Wyman Group, a role he assumed in July of 2021. He also serves as Vice Chair of Marsh McLennan. From 2017 to 2021, Mr. Studer was the Managing Partner of the Consumer, Industrial and Services Practice Group, before becoming Managing Partner of Oliver Wyman in 2021. He has held many senior positions at Oliver Wyman including Managing Partner of the Financial Services Practice Group, Head of the European Finance and Risk Practice and Global head of the Corporate and Institutional Banking practice. He has over 25 years of experience consulting in the UK, Continental Europe, and North America.
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
SUMMARY RISK FACTORS
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects, include the following:
•Our results of operations and investments could be adversely affected by geopolitical or macroeconomic conditions;
•We could incur significant liability or our reputation could be damaged if our information systems are breached or we otherwise fail to protect client or Company data or information systems;
•The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation (GDPR) and the California Privacy Rights Act (CPRA), could adversely affect our financial condition, operating results and our reputation;
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
•We may not be able to effectively identify and manage actual and apparent conflicts of interest;
•The loss of members of our senior management team or other key colleagues, or if we are unsuccessful in our efforts to attract, retain and develop talent, could have a material adverse effect on our business;
•Failure to maintain our corporate culture, particularly in a hybrid work environment, could damage our reputation;
•Increasing scrutiny and changing laws and expectations from regulators, investors, clients and our colleagues with respect to our environmental, social and governance (ESG) practices and disclosure may impose additional costs on us or expose us to new or additional risks;
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
•Mercer’s Wealth business is subject to a number of risks, including risks related to public and private capital market fluctuations, third-party asset managers, operational and technology risks, conflicts of interest, ESG and greenwashing, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business;
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
RISKS RELATING TO THE COMPANY GENERALLY
Macroeconomic Risks
Our results of operations and investments could be adversely affected by geopolitical or macroeconomic conditions.
Geopolitical and macroeconomic conditions, including conflicts such as the war in Ukraine, slower GDP growth or recession, capital markets volatility and inflation affect our clients' businesses and the markets they serve. These conditions, including inflationary expense pressure with our clients, may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations.
For example, the war in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty and may negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas, and may increase financial market volatility and adversely impact regional and global economic markets, industries and companies. Moreover, for nearly three years, the COVID-19 pandemic has impacted businesses, including our clients, third-party vendors and business partners, globally in every geography in which we operate. The ultimate extent of the impact of COVID-19, including the impact of hybrid working arrangements, on us will depend on future developments that we are unable to predict. In addition, the continuing legal uncertainty, negotiations and potentially divergent laws and regulations as a result of Brexit may continue to lead to economic and legal uncertainty, causing increased economic volatility or disrupting the markets and clients we serve.
Changes in macroeconomic and geopolitical conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain.
More generally, our investments, including our minority investments in other companies as well as our cash investments and those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, foreign exchange, market and interest rate risks. For example, in 2022, market conditions caused exchange rates to fluctuate significantly. These fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.
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
In operating our business and providing services and solutions to clients, we collect, use, store, transmit and otherwise process certain electronic information, including personal, confidential, proprietary and sensitive data such as information related to financial records, health care, mergers and acquisitions and personal data of our clients, colleagues and vendors. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties. This electronic information comprises sensitive and confidential data, including information related to financial records, health care, mergers and acquisitions and clients’ personal data. Our information technology systems and safety control systems, and those of our numerous third-party providers, as well as the control systems of critical infrastructure they rely on, such as power grids, and undersea cables, are potentially vulnerable to unauthorized access, damage or interruption from a variety of external threats, including physical attack, cyberattacks, computer viruses and other malware, ransomware and other types of data and systems-related modes of attack. A disruption of physical infrastructure could impact our ability to conduct business and service clients. This may include deliberate or unintentional disruption of service to electrical systems, satellite communications, undersea or terrestrial cable systems, Internet services, or other systems our colleagues or third parties rely on us to conduct business in a multitude of jurisdictions across the globe. Disruptions may be the result of weather, natural disaster, war, terrorism, pandemic, or other natural or geopolitical event. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols.
Cyberattacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including state-sponsored organizations, organized crime and hackers, through use of increasingly sophisticated methods of attack, including the deployment of artificial intelligence to find and exploit vulnerabilities, "deep fakes", long-term, persistent attacks (referred to as advanced persistent threats) and the use of the IT supply chain to introduce malware through software updates or compromised suppliers accounts or hardware. In particular, we are at increased risk of a cyberattack during periods of heightened geopolitical conflict, such as the war in Ukraine, as diplomatic events and economic policies may trigger espionage or retaliatory cyber incidents.
The techniques used to obtain unauthorized access or sabotage systems include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking and denial-of-service attacks. Because these techniques change frequently and new techniques may not be identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss, data unavailability, data corruption or other damage to information technology systems. In addition, an increased level of remote and hybrid work arrangements post COVID-19 has increased the risk of phishing and other cybersecurity attacks or unauthorized dissemination of personal, confidential, proprietary or sensitive data.
As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, including as a result of the use of mobile devices, cloud services, "open source" software, social media tools and the increased reliance on devices connected to the Internet (known as the "Internet of Things"), the potential risk of security breaches and cyber-attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Our efforts to improve and protect data from compromise may also identify previously undiscovered instances of security breaches or other cyber incidents. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may also be insufficient to prevent or detect improper access to confidential, personal or proprietary information. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may also be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks.
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
We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients and our employees. We also use hundreds of IT vendors and software providers to maintain and secure our global information systems infrastructure. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems. We are at risk of a cyberattack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyberattackers gaining access to our infrastructure through a supply chain attack. Highly publicized data security breaches, such as the December 2020 large-scale attack on SolarWinds that created security vulnerabilities for public and private organizations around the world may embolden malicious actors to target the IT supply chain and providers of business software. Other similar supply chain compromises could have a significant negative impact on our systems and operations.
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
We have experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), vulnerabilities in the software on which we rely, users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as emails sent to the wrong recipient, loss of portable and other data storage devices or misconfiguration of software or hardware resulting in inadvertent exposure of personal, sensitive, confidential or proprietary information. In April 2021, an unauthorized actor leveraged a vulnerability in a third party's software and gained access to a limited set of data in our environment. Like many companies, we are also subject to social engineering attacks such as WhatsApp scams and regular phishing email campaigns directed at our employees that can result in malware infections, fraud and data loss. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in personal, sensitive, confidential or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or Company data, which could have a material adverse effect on our business. In the event of a cyberattack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. A cyberattack may also result in systems or data being encrypted or otherwise unavailable due to ransomware or other malware. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related data and system incidents.
The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation (GDPR) and the California Privacy Rights Act (CPRA), could adversely affect our financial condition, operating results and our reputation.
Improper collection, use disclosure, cross border transfer, and retention of confidential, personal, or proprietary data could result in regulatory scrutiny, legal and financial liability, or harm to our reputation. In operating our business and providing services and solutions to clients, we store and transfer sensitive employee and client data, including personal data, in and across multiple jurisdictions. We collect data from client and individuals located all over the world and leverage systems and teams to process it. As a result, we are subject to a variety of laws and regulations in the United States, Europe and around the world regarding privacy, data protection, data security and cyber security. These laws and regulations are continuously evolving and developing. Some of these laws and regulations are increasing the level of data handling restrictions, including rules on data localization, all of which could affect our operations and result in regulatory liability and high fines. In particular, high-profile data breaches at major companies continue to be disclosed regularly, which is leading to even greater regulatory scrutiny and fines at the highest levels they have ever been. These fines are not limited to data breaches and regulators are increasingly focusing on other data processing activities including those related to ad-tech and “data subject” rights.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, the GDPR, which became effective in May 2018, greatly increased the

European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data, such as the public disclosure of data breaches, privacy impact assessments, data portability and the appointment of data protection officers in some cases. In the U.S., CPRA was passed in late 2020 and has greatly expanded the requirements under the California Consumer Privacy Act (CCPA). Despite a proliferation of regulatory guidance papers, there remains uncertainty in key areas related to the GDPR and the CPRA, and that uncertainty could result in potential liability for our failure to meet our obligations under the GDPR and the CPRA. Given the breadth and depth of changes in data protection obligations, including classifying data and committing to a range of administrative, technical and physical controls to protect data and enable data transfers outside of the E.U., our compliance with laws such as the GDPR and the CPRA will continue to require time, resources and review of the technology and systems we use. Further, the European Union Court of Justice's "Schrems II" decision and Brexit continue to generate uncertainty with regard to the future of the flow of personal information between the U.S. and E.U and between the United Kingdom and the E.U., and that uncertainty may impair our ability to offer our existing and planned products and services or increase our cost of doing business.
Following the implementation of the GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the E.U. Accordingly, the challenges we face in the E.U. will likely also apply to other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity. For example, Indonesia passed the Personal Data Protection Bill in 2022, Australia and Canada are seeking to make major amendments to their existing privacy laws and India is engaging in an ongoing effort to enact a new privacy law. Some of the laws enacted in recent years, including those in China and the Kingdom of Saudi Arabia, the laws include data localization elements that will require that certain personal data stay within their borders.
In the U.S., following the passage of the CCPA and CPRA, four other states (Colorado, Connecticut, Utah and Virginia) passed privacy laws and there remains continued legislative interest in passing laws in additional states, as well as a federal privacy law, though the prospects of such a law passing soon have diminished.
In addition to data protection laws, countries and states in the U.S. are enacting cybersecurity laws and regulations. For example, in 2017 the New York State Department of Financial Services (NYDFS) issued cybersecurity regulations which imposed an array of detailed security measures on covered entities. These requirements were phased in and the last of them came into effect on March 1, 2019. The NYDFS has now proposed an array of modifications to those rules which if passed would impose significant new requirements. A number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. And at the federal level, the Securities and Exchange Commission is seeking to impose new cybersecurity requirements, including new reporting obligations, on publicly traded companies. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.
Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our vendors. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Data protection laws also include strict notification requirements for organizations related to confirmed or suspected breaches. With such a limited time available to validate indicators, there is an increased risk of reporting a false alarm or immaterial breach, which may lead to reputational damage despite there not being an actual data breach.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations, including a recent focus on website "cookies" compliance in some countries, continue to increase. Privacy violations, including unauthorized use disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business (if they fail to meet the standards we impose) could damage our reputation and subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Given the complexity of operationalizing the various privacy laws such as the GDPR and the CPRA, the maturity level of proposed compliance frameworks and the continued lack of certainty on how to implement their requirements, we and our clients are at risk of enforcement actions taken by E.U. and other data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned products and services and increase our cost of doing business.
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
Our businesses provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory, investment management and actuarial services, to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty, breach of contract and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage, or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. For example, these claims could include allegations related to losses incurred by policyholders arising from the COVID-19 pandemic, or losses from cyberattacks associated with policies where cyber risk was not specifically included or excluded in policies, commonly referred to as “silent cyber.” In our Consulting segment, where we increasingly act in a fiduciary capacity through our investments business, such claims could include allegations of damages arising from the provision of consulting, investment management (including, for example, from trading or other operational errors), actuarial, pension administration and other services. We may also be exposed to claims related to assets or solutions offered by the Consulting segment in complement to its traditional consulting services. These Consulting segment services frequently involve complex calculations and services, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing individual financial planning advice including investment advice and advice relating to cashing out of defined benefit pension plans, (v) providing investment advice, including guidance on asset allocation and investment strategy, and (vi) managing client assets, including the selection of investment managers and implementation of the client’s investment policy. We provide these services to a broad client base, including clients in the public sector for our investment services. Matters often relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
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
Our activities are subject to extensive regulation under the laws of the United States and its various states, the United Kingdom, the European Union and its member states, Australia and the other jurisdictions in which we operate. We are also subject to trade sanctions laws relating to countries such as Afghanistan, Belarus, Cuba, Iran, North Korea, Russia, Syria, Ukraine (Russia-controlled territories) and Venezuela, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, cybersecurity, taxation, anti-trust and competition, immigration, wage-and-hour standards and employment and labor relations.
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources. In some cases, these laws and regulations may decrease the need for our services, increase our costs, negatively impact our revenues or impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. In addition, the financial and operational impact of complying with laws and regulations has increased in the current environment of increased regulatory activity and enforcement. Changes with respect to the applicable laws and regulations may impose additional and unforeseen costs on us or pose new or previously immaterial risks to us. There can be no assurance that current and future government regulations will not adversely affect our business, and we cannot predict new regulatory priorities, the form, content or timing of regulatory actions, and their impact on our business and operations. In addition, geopolitical conflict, such as the war in Ukraine, has resulted in, and may continue to result in, new and rapidly evolving trade sanctions, which may increase our costs, negatively impact our revenues or impose additional operational limitations on our businesses.
While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our employees, our consultants and our contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations. If we fail to comply or are accused of failing to comply with applicable laws and regulations, including those referred to above, or new and evolving regulations regarding cybersecurity, artificial intelligence or environmental, social and governance matters, we may become subject to investigations, criminal penalties, civil remedies or other consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients or other parties, and we may become exposed to negative publicity or reputational damage. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. These inquiries consume significant management attention, and the cost of compliance and the consequences of failing to be in compliance could therefore have a material adverse effect on our business.
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
We may not be able to effectively identify and manage actual and apparent conflicts of interest.
Given the significant volume of our engagements, potential conflicts of interest may arise across our businesses. There is a risk that we may not effectively identify and manage potential conflicts of interest, including but not limited to where our services to a client conflict, or are perceived to conflict, with the interests of another client or our own interests, where we receive revenue or benefits from third-parties with whom we conduct business (including but not limited to insurers, investment managers and vendors) and where our colleagues have personal interests.

Competitive Risks
The loss of members of our senior management team or other key colleagues, or if we are unsuccessful in our efforts to attract, retain and develop talent, could have a material adverse effect on our business.
We rely upon the contributions of our senior management team to establish and implement our business strategy and to manage the future growth of our business. We may be unable to retain them, particularly if we do not offer employment terms that are competitive with the rest of the labor market. The loss of any of the senior management team could limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new clients. Moreover, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team or if our succession plans do not operate effectively.
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
Losing colleagues who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which could adversely affect our results of operations. If a key employee were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. If a colleague joins us from a competitor and is subject to enforceable restrictive covenants, we may not be able to secure client engagements or maximize the colleague's potential. In addition, regulation or legislation impacting the workforce, such as the proposed U.S. Federal Trade Commission rule regarding noncompete clauses, may lead to increased uncertainty and competition for talent.
Failure to maintain our corporate culture, particularly in a hybrid work environment, could damage our reputation.
We strive to foster a culture in which our colleagues act with integrity and feel comfortable speaking up about potential misconduct. We are a people business, and our ability to attract and retain colleagues and clients is dependent upon our commitment to an inclusive and diverse workplace, trustworthiness, ethical business practices and other qualities. Our colleagues are the cornerstone of this culture, and acts of misconduct by any colleague, and particularly by senior management, could erode trust and confidence and damage our reputation among existing and potential clients and other stakeholders. Remote and hybrid work arrangements may also negatively impact our ability to maintain and promote our culture, as we believe being together is integral to promoting our culture.
Increasing scrutiny and changing laws and expectations from regulators, investors, clients and our colleagues with respect to our environmental, social and governance (ESG) practices and disclosure may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, regulators (including the SEC in the United States), investors, colleagues and clients, on ESG issues such as environmental stewardship, climate change, greenhouse gas emissions, inclusion and diversity, human rights, racial justice, pay equity, workplace conduct, cybersecurity and data privacy. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact colleague engagement and retention and the willingness of clients and our partners to do business with us.
Additionally, there has been increased regulatory focus on ESG and sustainability. For example, laws and regulations related to ESG issues continue to evolve, including in the U.S., the U.K., the EU and Australia, and these regulations may impose additional compliance or disclosure obligations on us. In particular, heightened demand for, and scrutiny of, ESG and sustainable-related products, funds, investment strategies and advice has increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements, commonly referred to as "greenwashing" or that we have otherwise run afoul of regulation. Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business. Furthermore, perceptions of our efforts to achieve ESG goals or advance ESG and sustainable-related products, funds, investment strategies or advice may differ widely among stakeholders and could present risks to our reputation and business.
Moreover, as we continue to align with the recommendations of the Financial Stability Board's Task Force on Climate-related Financial Disclosures (TCFD), the Sustainability Accounting Standards Board (SASB), and our own ESG assessments and priorities, we have expanded our public disclosures in these areas, including providing additional metrics and goals. These disclosures, metrics and goals and any failure to accurately report or comply with federal, state or international ESG laws and regulations, or to achieve progress on our metrics and goals on a timely basis, or at all, may result in legal and regulatory proceedings against us and negatively impact our reputation.
Implementation of our ESG initiatives also depends in part on third-party performance or data that is outside the Company's control.
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
As a global professional services firm, the Company faces competition in each of its businesses, and the competitive landscape continues to change and evolve. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our clients’ ability to self-insure or use internal resources instead of consultants, and our ability to respond to changes in client demand and industry conditions. Some of our competitors may have greater financial resources, or may be better positioned to respond to technological and other changes in the industries we serve, and they may be able to compete more effectively. Additionally, the competition for talent has only accelerated following the COVID-19 pandemic and recent dislocation in the market resulting from proposed and actual combinations among our competitors.
Across our Risk and Insurance Services segment, we operate in a variety of markets and face different competitive landscapes. In addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete against a wide range of other insurance and reinsurance brokerage and risk advisory firms that operate on a global, regional, national or local scale for both client business and employee talent. In recent years, private equity sponsors have invested tens of billions of dollars into the insurance brokerage sector, transforming existing players and creating new ones to compete with large brokers. We also compete with insurance companies that market and service their insurance products directly to consumers and reinsurance companies that market and service their products directly to insurance companies, in each case without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services or alternatives to traditional brokerage services, including those that rely almost exclusively on technological solutions or platforms. This competition is intensified by an often "syndicated" or "distributed" approach to the purchase of insurance and reinsurance brokerage services, where a client engages multiple brokers to service different portions of the client's account. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to our clients that serve as substitutes for traditional insurance.
In our Consulting segment, we compete for business with numerous consulting firms and similar organizations, many of which also provide, or are affiliated with firms that provide, accounting, information systems, technology and financial services. Such competitors may be able to offer more comprehensive products and services to potential clients, which may give them a competitive advantage. Some of our competitors also may be able to invest more significant capital in technology and digital solutions. In certain sub-segments, we compete in highly fragmented markets or with start-ups that may be able to offer solutions at a lower price or on more favorable conditions.
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
We rely on a large number of vendors and other third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, business process management, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokers and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers, custodians, risk modeling providers, and providers of human resource functions, such as recruiters. Many of these providers are located outside the U.S., which exposes us to business disruptions and political risks inherent when conducting business outside of the U.S. As we do not control many of the actions of these third parties, we are subject to the risk that their decisions or operations may adversely impact us and replacing these service providers could create significant delay in services or operations and additional expense.
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
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, war or other geopolitical tensions, protests or riots, security breach, cyberattack (including manipulating the control systems of critical infrastructure), power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have significant operations and approximately 3,500 and 5,600 colleagues in those respective locations, and in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks or military conflicts.
Our operations depend in particular upon our ability to protect our technology infrastructure against damage. If a business continuity event occurs, we could lose client or Company data or experience interruptions to our operations or delivery of services to our clients, which could have a material adverse effect. Such risks have increased significantly due to the hybrid work environment following the COVID-19 pandemic. A cyberattack or other business continuity event affecting us or a key vendor or other third party could result in a significant and extended disruption in the functioning of our information technology systems or operations or our ability to recover data, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. For example, hackers have increasingly targeted companies by attacking internet-connected industrial control and safety control systems. An extended outage could result in the loss of clients and a decline in our revenues. In the worst case, any manipulation of the control systems of critical infrastructure may even result in the loss of life.
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
We have a history of making acquisitions and investments, including a total of 93 in the period from 2017 to 2022. We may not be able to successfully integrate the businesses that we acquire into our own business, or achieve any expected cost savings or synergies from the integration of such businesses. Subject to standard contractual protections, we may also be responsible for legacy liabilities of companies that we acquire.
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
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. As of December 31, 2022, our receivables for our commissions and fees were approximately $5.3 billion, or approximately one-quarter of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.
Macroeconomic or geopolitical conditions, such as a slower economic growth or recession, the war in Ukraine, inflationary pressures or supply chain challenges, could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
We may not be able to obtain sufficient financing on favorable terms.
The maintenance and growth of our business, including our ability to finance acquisitions, the payment of dividends and our ability to make share repurchases rely on our access to capital, which depends in large part on cash flow generated by our business and the availability of equity and debt financing. Certain of our businesses also rely on financings by the Company to fund the underwriting of their client's debt and equity capital raising transactions. There can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms, particularly in an environment of rising interest rates. In addition, our ability to obtain financing will depend in part upon prevailing conditions in credit and capital markets, which are beyond our control.
Our defined benefit pension plan obligations could cause the Company's financial position, earnings and cash flows to fluctuate.
Our defined benefit pension obligations and the assets set aside to fund those obligations are sensitive to certain changes in the financial markets. Any such changes may result in increased pension expense or additional cash payments to fund these plans.
The Company has significant defined benefit pension obligations to its current and former employees, totaling approximately $11.8 billion, and related plan assets of approximately $13.0 billion, at December 31, 2022 on a U.S. GAAP basis. The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the United States, contributions to these plans are based on ERISA guidelines. Outside the United States, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plan trustees. Currently, the use of these assumptions results in a lower funded status than determined under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
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
Approximately 51% of our total revenue reported in 2022 was from business outside of the United States. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
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
•macroeconomic factors such as changes in foreign exchange rates, interest rates and global public and private capital markets, particularly in the case of Mercer, where fees in its investments business and certain other business lines are derived from the value of assets under management, advisement or administration; and
•general economic conditions, including factors beyond our control affecting economic conditions such as global health crises or pandemics, severe weather, climate change, geopolitical unrest such as the war in Ukraine, protests and riots or other catastrophic events, since our results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.
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
Currently, the Company's senior debt is rated A- by S&P and Fitch and Baa1 by Moody's. The Company carries a Stable outlook with both S&P and Fitch and Positive outlook with Moody's.
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
As of December 31, 2022, we had total consolidated debt outstanding of approximately $11.5 billion.
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
Our effective tax rate may fluctuate in the future as a result of the current U.S. tax regime and the continuing issuance of interpretive guidance related to the operations of U.S.-based multinational corporations. These include significant provisions in U.S. income tax law that may have a meaningful impact on our income tax expense and require significant judgments and estimates in interpretation and calculations. Current tax legislation includes, among other provisions, limitations on the deductibility of net interest expense, a minimum tax on most non-U.S. income called Global Intangible Low-Taxed Income ("GILTI"), and the Base Erosion and Anti-Abuse Tax ("BEAT"). In addition, a recently enacted book minimum tax could increase the impact of these provisions on our income tax expense. Given the significant complexity of the rules, and the potential for additional guidance from the U.S. Treasury, the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory authorities, recognized impacts in future periods could be significantly different from our current estimates. Such uncertainty may also result in increased scrutiny from, or disagreements with, tax authorities. As a U.S.-domiciled company, any such increases would likely have a disproportionate impact on us compared to our foreign-based competitors.
Global Operations
We are exposed to multiple risks associated with the global nature of our operations.
We conduct business globally. In 2022, approximately 51% of the Company's total revenue was generated from operations outside the United States, and over one-half of our employees were located outside the United States. In addition, we conduct our operations through four separate businesses. Potential conflicts of interest may arise across our businesses given the significant volume of our engagements.
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
•unexpected increases in taxes or changes in U.S. or foreign tax laws, rulings, policies or related legal and regulatory interpretations, including upcoming changes to the U.K. statutory rate;
•the implementation of the Organization for Economic Cooperation and Development (OECD) international tax framework, including the Pillar 2 minimum tax regime and the Pillar 1 profit reallocation regime, which could substantially increase the Company’s effective tax rate;
•international initiatives to require multinational enterprises, like ours, to calculate and report profitability on a country-by-country basis, which could increase scrutiny by, or cause disagreements with, foreign tax authorities;
•potential transfer pricing-related tax exposures that may result from the flow of funds among our subsidiaries and affiliates in the various jurisdictions in which we operate;
•unexpected reassessment by tax authorities of interpretations of existing rules which may require companies to defend previously accepted positions and may create both new and prior-year exposures;
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
•geopolitical tensions, such as the war in Ukraine, in countries where we operate, international hostilities, international trade disputes, terrorist activities, natural disasters, pandemics, and infrastructure disruptions;
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

•potential costs and difficulties in complying, or monitoring compliance, with foreign and U.S. laws and regulations that are applicable to our operations abroad, including trade sanctions laws relating to countries such as Afghanistan, Belarus, Cuba, Iran, North Korea, Russia, Syria, Ukraine (Russia-controlled territories) and Venezuela, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010;
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
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 61% of the Company's total revenue in 2022. Our business in this segment is subject to particular risks.
Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity.
Demand for many types of insurance and reinsurance generally rises or falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of risk services and insurance and reinsurance coverage, as applicable, which would adversely impact our commission revenue and other revenue based on premiums placed and services provided by us. Also, the insurance they seek to obtain through us may be impacted by changes in their assets, property values, sales or number of employees, which may reduce our commission revenue, and they may decide not to purchase our risk advisory or other services, which would inhibit our ability to generate fee revenue. Moreover, insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of clients or by limiting our ability to place insurance and reinsurance business, as well as our revenues from insurers. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace.
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

In addition to movements in premium rates, our (and Mercer's Health business's) ability to generate premium-based commission revenue may be challenged by disintermediation and the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to self-insure, the expanded use of captive insurers, and the presence of capital markets-based solutions for traditional insurance and reinsurance needs. Further, the profitability of our Risk and Insurance Services segment depends in part on our ability to be compensated for the analytical services and other advice that we provide, including the consulting and analytics services that we provide to insurers. If we are unable to achieve and maintain adequate billing rates for all of our services, our margins and profitability could decline.
Adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients, as well as allegations of anti-competitive behavior or conflicts of interest more broadly, could have a material adverse effect on our business, results of operations and financial condition.
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. The vast majority of the compensation that Marsh receives is in the form of retail fees and commissions that are paid by the client or paid from premium that is paid by the client. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased in the last several years, both on an underlying basis and through acquisition and represented approximately 6% of Marsh's revenue in 2022. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including underwriting services and services relating to the administration and management of quota shares, panels and other facilities); and (iii) contingent commissions, primarily at MMA and outside the U.S., paid by insurers based on factors such as volume or profitability. These other revenue streams present potential regulatory, litigation and reputational risks that may arise from alleged anti-competitive behavior or conflicts of interest, (including those arising from Guy Carpenter’s role as intermediary and advisor for insurance companies), and future changes in the regulatory environment may impact our ability to collect such revenue. Adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 39% of our total revenue in 2022. Our businesses in this segment are subject to particular risks.
Mercer’s Wealth business is subject to a number of risks, including risks related to public and private capital market fluctuations, third-party asset managers, operational and technology risks, conflicts of interest, ESG and greenwashing, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s Investments business provides clients with digital tools, investment consulting and investment management services. Mercer’s Investments business is subject to a number of risks, including risks related to litigation (both by clients and by plan participants, particularly as we increasingly act in a fiduciary capacity), liquidity and market volatility, third-parties, our operations and technology, trading errors, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s manager research or due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly or timely implement a client’s investment policy or direction, which could cause an incorrect or untimely allocation of client assets among asset classes, asset managers, or strategies. Mercer may also be perceived as making inaccurate or misleading statements regarding the investment strategies of our offerings with respect to ESG or sustainability, commonly referred to as “greenwashing,” or recommending certain asset managers to clients or offering delegated solutions to an investment consulting client, solely to enhance its own compensation or due to other perceived conflicts of interest. Asset classes may perform poorly, or asset managers may underperform their benchmarks, due to poor market performance, a downturn in the global markets, negligence or other reasons, resulting in poor returns or loss of client assets. Changes in the value of equity, debt, currency real estate, commodities, alternatives or other asset classes, in particular as a result of a downturn in the global markets, could cause the value of our assets under management or advisement, and the fees earned by Mercer to decline. Mercer or its clients may be subject to claims or class action litigation relating to advice given or investment decisions made by plan sponsors and plan fiduciaries, particularly relating to 401(k) plans in the U.S. or pension schemes in the U.K. These risks, if realized, could result in significant liability and damage our business.
Revenues for the services provided by our Consulting segment may decline for various reasons, including as a result of changes in economic conditions, the value of equity, debt and other asset classes, our clients’ or an industry's financial condition or government regulation or an accelerated trend away from actively managed investments to passively managed investments.
Global economic conditions, including slower GDP growth or recession, inflationary pressure and foreign exchange rate volatility, may negatively impact businesses and financial institutions. Many of our clients, including financial institutions, corporations, government entities and pension plans, have reduced expenses, including amounts spent on consulting services, and used internal resources instead of consultants during difficult economic periods. The evolving needs and financial circumstances of our clients may reduce demand for our consulting services and could adversely affect our revenues and profitability. If the economy or markets in which we operate experience weakness or deteriorate, our business, financial condition and results of operations could be materially and adversely affected. If our clients reduce their headcounts, they will have fewer employee lives covered under their health plans, which may reduce premiums and the commission or supplemental compensation Mercer may receive.
In addition, some of Mercer's Investments business generate fees based upon the value of the clients’ assets under management, advisement or administration. Changes in the value of equity, debt, currency, real estate, commodities, alternatives or other asset classes could cause the value of assets under management, advisement or administration, and the fees received by Mercer, to decline. Such changes could also cause clients to withdraw funds from Mercer’s Investments business in favor of other investment service providers. In either case, our business, financial condition and results of operations could be materially adversely affected. Mercer’s Investments business also could be adversely affected by an accelerated shift away from actively managed investments to passively managed investments with associated lower fees. Further, revenue received by Mercer as investment manager to the majority of the Mercer-managed investment funds is reported in accordance with U.S. GAAP on a gross basis rather than a net basis, with sub-advisor fees reflected as an expense. Therefore, the reported revenue for these offerings does not fully reflect the amount of net revenue ultimately attributable to Mercer.
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
Additionally, a rapid rise in interest rates could result in higher defined benefit pension plan funding levels. In some markets, this could accelerate clients’ desire to conduct a buyout or third-party risk transfer. Such a transaction could result in additional short-term revenue for Mercer to the extent we advise the client on the transaction, but a loss in longer term recurring revenue related to the plan.
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
•general economic conditions;
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
•our need to devote time and resources to sales, training, professional development and other non-billable activities; and
•the potential disruptive impact of acquisitions and dispositions.
If the utilization rate for our consulting professionals declines, our revenues, profit margin and profitability could decline.
In addition, the profitability of our Consulting businesses depends in part on the prices we are able to charge for our services. The prices we charge are affected by a number of factors, including:
•general economic conditions;
•clients' perception of our ability to add value through our services;
•market demand for the services we provide;
•our ability to develop new services and the introduction of new services by competitors;
•the pricing policies of our competitors; and
•the extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us.
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

PART II
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the New York, Chicago and London Stock Exchanges. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock in 2022 and 2021 and each quarterly period thereof:

	2022 Stock Price Range		2021 Stock Price Range
	High	Low	High	Low
First Quarter	$173.34	$142.80	$122.09	$106.95
Second Quarter	$183.14	$143.33	$141.41	$121.31
Third Quarter	$174.23	$146.82	$162.26	$137.85
Fourth Quarter	$176.75	$148.14	$175.12	$151.37
Full Year	$183.14	$142.80	$175.12	$106.95
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021. The Company repurchased approximately 12.2 million shares of its common stock for $1.9 billion in 2022. As of December 31, 2022, the Company remained authorized to repurchase up to approximately $4.3 billion in shares of its common stock. There is no time limit on the authorization.
The Company repurchased approximately 7.9 million shares of its common stock for $1.2 billion in 2021.
The following information relates to the Company's repurchases of equity securities during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2022	977,063	$155.2316	977,063	$4,512,323,223
Nov 1-30, 2022	382,066	$164.9085	382,066	$4,449,317,300
Dec 1-31, 2022	800,566	$169.0335	800,566	$4,313,994,859
Total	2,159,695	$162.0597	2,159,695	$4,313,994,859
As February 9, 2023, there were 4,210 stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies Inc., and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s more than 85,000 colleagues advise clients in over 130 countries. With annual revenue of over $20 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses. Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the future of work, shape retirement and investment outcomes, and advance health and well-being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
The Company conducts business through two segments:
•Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.
•Consulting includes health, wealth and career solutions and products, and specialized management, strategic, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
The consolidated results of operations in the Management Discussion & Analysis ("MD&A") includes an overview of the Company’s consolidated 2022 results compared to the 2021 results, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company’s financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 17, Segment Information, in the notes to the consolidated financial statements included in Part II, Item 8, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for fiscal year 2020, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2021.
This MD&A contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Refer to "Information Concerning Forward-Looking Statements" at the outset of this report.
Financial Highlights
•Consolidated revenue in 2022 was $20.7 billion, an increase of 5% compared with 2021, or 9% on an underlying basis.
•Consolidated operating income decreased $32 million, or 1% to $4.3 billion in 2022, compared with 2021. Net income attributable to the Company was $3.0 billion. Earnings per share decreased from $6.13 to $6.04, or 1% from the prior year.
•Risk and Insurance Services revenue in 2022 was $12.6 billion, an increase of 5%, or 9% on an underlying basis. Operating income was $3.1 billion in both 2022 and 2021.
•Consulting revenue in 2022 was $8.1 billion, an increase of 5%, or 8% on an underlying basis. Operating income was $1.6 billion and $1.5 billion in 2022 and 2021, respectively.
•The Company's results of operations in 2022 were impacted by restructuring activities of $427 million, primarily related to severance and lease exit charges for activities focused on workforce actions, technology rationalization and reductions in real estate.
•The Company completed 20 acquisitions in 2022, the largest being the acquisition of HMS Insurance Inc., a full service broker in the Risk and Insurance services segment, and the

Avascent Group Ltd, an aerospace and defense management consulting firm in the Consulting segment.
•In 2022, Mercer sold its U.S. affinity business that provided insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $140 million and a net gain of $112 million.
•The Company issued senior notes of $500 million due 2032 and $500 million due 2052, and repaid senior notes of $350 million due in March 2023.
•In 2022, the Company repurchased 12.2 million shares for $1.9 billion.
For additional details, refer to the consolidated results of operations and liquidity and capital resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Deconsolidation of Russia
On February 24, 2022, Russian forces launched a military invasion of Ukraine. In response, the United States (U.S.), the European Union (E.U.), United Kingdom (U.K.) and other governments have imposed significant economic sanctions on Russia, and Russia has responded with counter-sanctions.
The Company concluded that it did not meet the accounting criteria for control over its wholly-owned Russian businesses due to the evolving trade and economic sanctions, and recorded a loss of $52 million on the deconsolidation of the Russian businesses and other related charges. Subsequently, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management, pending regulatory approvals. Refer to Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements for additional information on the deconsolidation of the Russian businesses.
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
Factors that could adversely affect the Company’s financial statements related to the financial and operational impact of COVID-19 are included in "Item 1A - Risk Factors" in Part I of this report.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share data)	2022	2021	2020
Revenue	$20,720	$19,820	$17,224
Expense
Compensation and benefits	12,071	11,425	10,129
Other operating expenses	4,369	4,083	4,029
Operating expenses	16,440	15,508	14,158
Operating income	$4,280	$4,312	$3,066
Income before income taxes	$4,082	$4,208	$2,793
Net income before non-controlling interests	$3,087	$3,174	$2,046
Net income attributable to the Company	$3,050	$3,143	$2,016
Net income per share attributable to the Company
– Basic	$6.11	$6.20	$3.98
– Diluted	$6.04	$6.13	$3.94
Average number of shares outstanding
– Basic	499	507	506
– Diluted	505	513	512
Shares outstanding at December 31,	495	504	508
Consolidated operating income decreased $32 million, or 1% to $4.3 billion in 2022, compared to the prior year, reflecting a 5% increase in revenue and a 6% increase in expenses. Revenue growth was driven by increases of 5% in both Risk and Insurance Services and Consulting, reflecting the continued strong demand for our advice and services and the expansion of the global economy. The increase in expenses is primarily due to increased headcount and higher incentive compensation, as well as severance and lease exit charges. Expenses also reflect higher travel and entertainment costs, partially offset by lower depreciation and amortization primarily in the Risk and Insurance Services segment in 2022 compared to the prior year. In 2022, net operating income was also impacted by foreign exchange movements across both segments due to the strengthening of the U.S. dollar.
Diluted earnings per share decreased from $6.13 to $6.04, or 1% from the prior year. The decrease is primarily the result of lower operating income, other net benefits credits and investment income, and higher interest expense in 2022, compared to the prior year. The decrease in net income attributable to the Company was offset by lower income taxes in 2022. Income taxes for 2021, included a net charge of $110 million for the re-measurement of deferred tax assets and liabilities due to the enactment of a tax rate increase from 19% to 25% in the U.K, partially offset by no tax impact on the gain related to the consolidation of Marsh India.

In 2022 and 2021, the Company’s results of operations and earnings per share were impacted by the following items:

For the Years Ended December 31, (In millions)	2022	2021	2020
Restructuring, excluding JLT	$312	$70	$89
Changes in contingent consideration	49	57	26
JLT integration and restructuring costs	115	93	251
JLT acquisition-related costs and other	28	81	54
JLT legacy legal charges	1	(69)	161
Legal claims	30	62	—
Disposal of businesses	(122)	(49)	(8)
Pre-acquisition related costs	21	—	—
Deconsolidation of Russian businesses and other related charges	52	—	—
Gain on consolidation of business	—	(267)	—
Other	—	—	5
Impact on income before taxes	$486	$(22)	$578
•Restructuring, excluding JLT: Primarily includes severance and lease exit charges for activities focused on workforce actions, rationalization of technology and functional resources, and reductions in real estate. Costs also reflect charges for Marsh's operational excellence program. These costs are discussed in more detail in Note 14, Restructuring Costs, in the notes to the consolidated financial statements.
•Changes in contingent consideration: Includes the change in fair value of contingent consideration related to acquisitions and dispositions measured each quarter.
•JLT integration and restructuring costs: Primarily reflects lease exit charges for a legacy JLT U.K. location in 2022. In 2021, costs incurred include severance, lease exit charges, technology costs, and consulting services related to the integration of JLT. The Company completed the integration of JLT in 2022.
•JLT acquisition-related costs and other: Retention costs and legal charges related to the acquisition of JLT.
•JLT legacy legal charges: Charges and recoveries related to legacy JLT legal matters. In 2021, the Company recorded a $36 million reduction in the liability for a legacy JLT errors and omissions ("E&O") related to the suitability of advice provided to individuals for defined benefit pension transfers in the U.K., as well as $33 million of recoveries under indemnities and insurance. The reduction in liability primarily reflects lower redress payments than previously estimated, partially offset by higher costs to review and calculate redress. Refer to Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements.
•Legal claims: The Company recorded settlement and legal costs related to strategic recruiting.
•Disposal of businesses: Primarily reflects a net gain of $112 million on sale of the Mercer U.S. affinity business in 2022, that provided insurance marketing, brokerage and administration to association and affinity groups. In 2021, the amount primarily reflects a gain on the sale of the U.K. commercial networks business that provided broking and back-office solutions for small independent brokers. These amounts are reflected as a component of revenue in the consolidated statements of income and excluded from the calculations of underlying revenue.
•Pre-acquisition related costs: Includes integration costs for the pending Westpac Banking Corporation superannuation fund transaction in Australia, which is expected to close in the first half of 2023. Refer to Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

•Deconsolidation of Russian businesses and other related charges: Loss on deconsolidation of Russian businesses of $39 million is included in revenue in the consolidated statements of income and excluded from the calculations of underlying revenue.
•Gain on consolidation of business: In 2021, the Company increased its ownership in Marsh India from 49% to 92%. Prior to the increase in ownership, the Company accounted for the investment under the equity method of accounting. In connection with the increased investment in Marsh India, the Company recorded a gain of $267 million, related to the re-measurement of its previously held investment to fair value.

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
The impact of foreign currency exchange fluctuations, acquisitions and dispositions, including transfers among businesses, on the Company’s operating revenues by segment is as follows:

	Year Ended December 31,		% Change GAAP Revenue	% Change Revenue excl. Marsh India Gain*	Components of Revenue Change**
(In millions, except percentages)	2022	2021			Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
Risk and Insurance Services
Marsh	$10,505	$10,203	3%	6%	(3)%	1%	8%
Guy Carpenter	2,020	1,867	8%		(2)%	1%	9%
Subtotal	12,525	12,070	4%	6%	(3)%	1%	8%
Fiduciary Interest Income	120	15
Total Risk and Insurance Services	12,645	12,085	5%	7%	(3)%	1%	9%
Consulting
Mercer	5,345	5,254	2%		(5)%	1%	6%
Oliver Wyman Group	2,794	2,535	10%		(4)%	1%	13%
Total Consulting	8,139	7,789	5%		(5)%	1%	8%
Corporate Eliminations	(64)	(54)
Total Revenue	$20,720	$19,820	5%	6%	(4)%	1%	9%
* Percentage change excludes the gain from the consolidation of Marsh India of $267 million from prior year’s GAAP revenue.
** Components of revenue change may not add due to rounding.
The following table provides more detailed revenue information for certain of the components presented above:

	Year Ended December 31,		% Change GAAP Revenue	% Change Revenue excl. Marsh India Gain*	Components of Revenue Change**
(In millions, except percentages)	2022	2021			Currency Impact	Acquisitions/ Dispositions/ Other Impact	Underlying Revenue
Marsh:
EMEA	$2,879	$2,946	(2)%		(7)%	(3)%	8%
Asia Pacific	1,333	1,462	(9)%	12%	(8)%	6%	13%
Latin America	502	453	11%		(1)%	—	11%
Total International	4,714	4,861	(3)%	3%	(7)%	—	10%
U.S./Canada	5,791	5,342	8%		—	1%	7%
Total Marsh	$10,505	$10,203	3%	6%	(3)%	1%	8%
Mercer:
Wealth	$2,366	$2,509	(6)%		(6)%	—	—
Health	2,017	1,855	9%		(3)%	3%	9%
Career	962	890	8%		(6)%	—	14%
Total Mercer	$5,345	$5,254	2%		(5)%	1%	6%
* Percentage change excludes the gain from the consolidation of Marsh India of $267 million from prior year’s GAAP revenue.
** Components of revenue change may not add due to rounding.

Consolidated Revenue
Consolidated revenue increased $900 million, or 5%, to $20.7 billion in 2022, compared to $19.8 billion in 2021. Consolidated revenue increased 9% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 4% from the impact of foreign currency translation. On an underlying basis, revenue increased 9% and 8% in 2022, in the Risk and Insurance Services and Consulting segments, respectively.
Underlying revenue growth in the Risk and Insurance Services and Consulting segments was driven by the continued strong demand for our advice and services, the expansion of the global economy, new business growth, and solid retention including continued benefits from pricing in the market place.
Consolidated Operating Expenses
Consolidated operating expenses increased $932 million, or 6%, to $16.4 billion in 2022, compared to $15.5 billion in 2021, reflecting increases of 10% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 4% from the impact of foreign currency translation. On an underlying basis, expenses increased 9% in 2022, in both the Risk and Insurance Services and Consulting segments.
The increase in underlying expenses is primarily due to increased headcount and higher incentive compensation, as well as severance and lease exit charges. Expenses also reflect higher travel and entertainment costs, partially offset by lower depreciation and amortization primarily in the Risk and Insurance Services segment in 2022 compared to the prior year.
In 2022, the Company incurred $427 million of restructuring costs, primarily severance and lease exit charges, of which $219 million related to the Company's activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. These activities were initiated in the fourth quarter of 2022 and the Company expects related estimated savings in 2023 to be in the range of $125 million to $150 million. Based on current estimates, the Company anticipates these activities will continue throughout 2023 and into 2024. However, additional charges are unlikely to exceed costs incurred in 2022. The Company's plans are still being finalized, which may change the expected timing, estimates of expected costs and related savings, as the Company continues to refine its detailed plans for each business and location.
Expenses also reflect lease exit charges of $89 million in the Risk and Insurance Services segment for a legacy JLT U.K. location. For additional details, refer to Note 14, Restructuring Costs, in the notes to the consolidated financial statements.
Risk and Insurance Services
In the Risk and Insurance Services segment, the Company’s subsidiaries and other affiliated entities act as brokers, agents or consultants for insureds, insurance underwriters and other brokers in the areas of risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services, primarily under the name of Marsh, and engage in specialized reinsurance broking, strategic advisory services and analytics solutions, primarily under the name of Guy Carpenter.
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend on a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. Revenues can be affected by premium rate levels in the insurance/reinsurance markets, the amount of risk retained by insurance and reinsurance clients, and by the value of the risks that have been insured since commission-based compensation is frequently related to the premiums paid by insureds and reinsureds. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required and service provided by the Company and ultimately, the extent of the risk placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.

In addition to compensation from its clients, Marsh also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payment for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh's placements, primarily driven by Marsh McLennan Agency ("MMA") and parts of Marsh's international operations. Marsh and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically require segregation of fiduciary funds and limit the types of investments that may be made. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest income is segregated from the other revenues of Marsh and Guy Carpenter and separately presented within the segment, as shown in the previous revenue by segments tables.
The results of operations for the Risk and Insurance Services segment are as follows:

(In millions, except percentages)	2022	2021	2020
Revenue	$12,645	$12,085	$10,337
Compensation and benefits	6,938	6,506	5,690
Other operating expenses	2,618	2,499	2,301
Operating expenses	9,556	9,005	7,991
Operating income	$3,089	$3,080	$2,346
Operating income margin	24.4%	25.5%	22.7%
Revenue
Revenue in the Risk and Insurance Services segment increased $560 million, or 5%, to $12.6 billion in 2022, compared with $12.1 billion in 2021. Revenue increased by 7% excluding the Marsh India gain in 2021. This reflects increases of 9% on an underlying basis and 1% from acquisitions, offset by a decrease of 3% from the impact of foreign currency translation. Interest earned on fiduciary funds increased by $105 million to $120 million, compared to $15 million in the prior year.
The increase in underlying revenue in the Risk and Insurance Services segment was primarily due to growth in new business from existing clients, investments in talent, and solid retention including continued benefits from pricing in the marketplace. The increase in interest earned on fiduciary funds in 2022 is a result of higher interest rates compared to the prior year.
In Marsh, revenue increased $302 million, or 3%, to $10.5 billion in 2022, compared to $10.2 billion in 2021. Revenue increased by 6% excluding the Marsh India gain in 2021. This reflects increases of 8% on an underlying basis and 1% from acquisitions, offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, U.S./Canada rose 7%. Total International operations produced underlying revenue growth of 10%, reflecting growth of 13% in Asia Pacific, 11% in Latin America and 8% in EMEA.
Results in 2022 also include a charge of $27 million related to the loss on deconsolidation of the Company's Russian businesses. In 2021, revenue from acquisitions reflected a gain of $267 million related to the re-measurement of the previously held equity method investment in Marsh India and a net gain of approximately $50 million related to the disposition of the commercial networks business in the U.K.
At Guy Carpenter, revenue increased $153 million, or 8%, to $2.0 billion in 2022, compared with $1.9 billion in 2021. This reflects increases of 9% on an underlying basis and 1% from acquisitions, offset by a decrease of 2% related to the impact of foreign currency translation.
The Risk and Insurance Services segment completed 16 acquisitions in 2022. Information regarding these acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Operating Expenses
Expenses in the Risk and Insurance Services segment increased $551 million, or 6%, to $9.6 billion in 2022, compared with $9.0 billion in 2021. This reflects increases of 9% on an underlying basis and 1% from acquisitions, offset by a decrease of 4% from the impact of foreign currency translation.
The increase in underlying expenses in 2022 is primarily due to increased headcount and higher incentive compensation, as well as severance and lease exit charges. In 2022, the Company incurred $254 million for restructuring costs in Risk and Insurance Services, of which $104 million related to the Company's activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate.
Expenses also reflect higher lease related exit costs for a legacy JLT U.K. location of $89 million, and higher travel and entertainment costs, partially offset by lower depreciation and amortization in 2022, compared to the prior year.
Consulting
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer delivers advice and technology-driven solutions that help organizations redefine the future of work, shape retirement and investment outcomes, and advance health and well-being for a changing workforce. Oliver Wyman serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined benefit and contribution administration services consists principally of fees based on assets under management or administration. For a majority of the Mercer managed investment funds, revenue is recorded on a gross basis with sub-advisor fees included in other operating expenses.
Revenue in the Consulting segment is affected by, among other things, global economic conditions, including changes in clients’ particular industries and markets. Revenue is also affected by competition due to the introduction of new products and services, broad trends in employee demographics, including levels of employment and the effect of government policies and regulations. Revenues from investment management services and retirement trust and administrative services are significantly affected by the level of assets under management or administration, which is impacted by securities market performance.
The results of operations for the Consulting segment are as follows:

(In millions, except percentages)	2022	2021	2020
Revenue	$8,139	$7,789	$6,976
Compensation and benefits	4,626	4,435	3,995
Other operating expenses	1,960	1,850	1,987
Operating expenses	6,586	6,285	5,982
Operating income	$1,553	$1,504	$994
Operating income margin	19.1%	19.3%	14.3%
Revenue
Consulting revenue increased $350 million, or 5%, to $8.1 billion in 2022, compared with $7.8 billion in 2021. This reflects increases of 8% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 5% from the impact of foreign currency translation.
Mercer's revenue increased $91 million, or 2%, to $5.3 billion in 2022, compared to the prior year. This reflects increases of 6% on an underlying basis and 1% from dispositions, offset by a decrease of 5% from the impact of foreign currency translation. On an underlying basis, revenue for Career and Health increased 14%, and 9%, respectively, while underlying revenue for Wealth remained flat.

The increase in underlying revenue at Mercer in 2022 was primarily due to continued strong demand for our advice and services and the expansion of the global economy. The increase in Career products and services was due to continued demand for solutions linked to new ways of working, skill gaps, workforce transformation and diversity & inclusion issues. Health continued to benefit from growth in new business, higher retention, increased enrolled lives from a strong labor market, and medical inflation. Underlying revenue in Wealth grew in retirement solutions in 2022, offset by a decrease in investment management fees from the decline in assets under management due to market volatility on investments.
Results in 2022 also include a net gain of $112 million from the sale of the Mercer U.S. affinity business.
Oliver Wyman Group's revenue increased $259 million, or 10%, to $2.8 billion in 2022, compared with $2.5 billion in 2021, reflecting increases of 13% on an underlying basis and 1% from acquisitions, offset by a decrease of 4% from the impact of foreign currency translation.
The increase in underlying revenue at Oliver Wyman in 2022 was primarily due to increased demand for project-based services across all industries. Results in 2022, also include a charge of $12 million related to the loss on deconsolidation of the Company's Russian businesses.
The Consulting segment completed 4 acquisitions in 2022. Information regarding these acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Consulting expenses increased $301 million, or 5%, to $6.6 billion in 2022, compared to $6.3 billion in 2021. This reflects an increase of 9% on an underlying basis, partially offset by a decrease of 5% from the impact of foreign currency translation.
The increase in underlying expenses in the Consulting segment in 2022 is primarily due to increased headcount and higher incentive compensation, as well as severance and lease exit charges. In 2022, the Company incurred $77 million for restructuring costs in Consulting, of which $53 million related to the Company's activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate.
Expenses also reflect higher travel and entertainment costs compared to the prior year. Results in 2021 also included a $69 million reduction in the liability for a legacy JLT E&O, including recoveries under indemnities and insurance, recorded in other expenses.
Corporate and Other
Corporate expenses increased $90 million, or 33% to $362 million in 2022, compared with $272 million in 2021. This reflects an increase of 34% on an underlying basis, offset by a decrease of 1% from the impact of foreign currency translation. The increase in underlying expenses is primarily related to $62 million in lease exit charges for reductions in real estate.
Interest
Interest expense was $469 million in 2022, compared to $444 million in 2021. Interest expense increased $25 million due to higher short term borrowings in 2022 at higher interest rates compared to the prior year.
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
The Company recorded net investment income of $21 million in 2022, compared to $61 million in 2021. Net investment income in 2022 is driven primarily by lower mark-to-market gains from the Company's private equity investments compared to the prior year.
Income and Other Taxes
The Company's consolidated effective tax rate for 2022 and 2021 was 24.4% and 24.6%, respectively.

The tax rates in both years reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits. The rates in both years also reflect tax benefits from planning that postponed the utilization of current year losses in the U.K. to a future year when the tax rate will be 25%.
The excess tax benefit related to share-based payments is the most significant discrete item in 2022, reducing the effective tax rate by 0.7%. The reduction in 2021 was also 0.7%.
The effective tax rate for 2021 reflects a net charge of $100 million related to the re-measuring of the Company's U.K. deferred tax assets and liabilities upon enactment of legislation on June 10, 2021, increasing the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The re-measurement of the Company's U.K. deferred tax assets and liabilities was the most significant discrete item in the prior year, increasing the Company's effective tax rate by 2.6% in 2021.
The effective tax rate in 2021 also decreased 1.5% due to the Company not recording a tax on the gain from the fair value re-measurement of the Company’s previously-held equity method investment in Marsh India when the Company increased its ownership interest from 49% to 92%. The Company does not intend to dispose the business and has indefinitely reinvested this gain.
The effective tax rate may vary significantly from period to period. The effective tax rate is sensitive to the geographic mix of earnings and the cost to repatriate the Company's earnings, which may result in higher or lower effective tax rates. Therefore, a shift in the mix of profits among jurisdictions, or changes in the Company's repatriation strategy to access offshore cash, can affect the effective tax rate. In 2022, pre-tax income in the U.K., Barbados, Canada, Ireland, Bermuda, Australia, Japan, India, and Germany accounted for approximately 65% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 17.8%, 1.2%, 26.8%, 11.9%, 3.7%, 29.3%, 32.8%, 24.9%, and 32.6%, respectively.
In addition, losses in certain jurisdictions cannot be offset by earnings from other operations and may require valuation allowances that affect the rate in a particular period, depending on estimates of the value of associated deferred tax assets which can be realized. A valuation allowance was recorded to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. Details are provided in Note 7, Income Taxes, in the notes to the consolidated financial statements. The effective tax rate is also sensitive to changes in unrecognized tax benefits, including the impact of settled tax audits and expired statutes of limitations.
Changes in tax laws, rulings, policies or related legal and regulatory interpretations occur frequently and may also have significant favorable or adverse impacts on our effective tax rate.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company evaluated the provisions of the new legislation, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The IRA is effective as of January 1, 2023, and will not have a significant impact on the Company's financial results of operations.
As a U.S.-domiciled parent holding company, the Company is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. The Company’s interest expense deductions are not currently limited. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the U.S. Some of these expenses may not be deductible in the U.S., which may impact the effective tax rate.
Changes to the U.S. tax law in recent years have allowed the Company to repatriate foreign earnings without incurring additional U.S. federal income tax costs as foreign income is generally already taxed in the U.S. However, permanent reinvestment continues to be a component of the Company's global capital strategy. The Company continues to evaluate its global investment and repatriation strategy in light of our capital requirements and potential costs of repatriation, which are generally limited to local country withholding taxes.
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act provided over $2 trillion in economic relief to individuals, governmental agencies and companies, to deal with the public health and economic impacts of COVID-19. Pursuant to the CARES Act, the Company deferred payroll taxes due from March 27, 2020 through December 31, 2020, and paid 50% in 2021 and 2022, respectively.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At December 31, 2022, the Company had approximately $921 million of cash and cash equivalents in its foreign operations, which includes $325 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
In 2022, the Company recorded foreign currency translation adjustments which decreased net equity by $1 billion. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $3.5 billion of cash from operations in both 2022 and 2021. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension contributions. The Company used cash of $193 million related to its restructuring activities in 2022, compared to $178 million in 2021.
Pension Related Items
Contributions
In 2022, the Company contributed $30 million to its U.S. defined benefit pension plans and $139 million to its non-U.S. defined benefit pension plans. In 2021, the Company contributed $35 million to its U.S. defined benefit pension plans and $95 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. In 2022, the Company made contributions of $30 million to its non-qualified plans and expects to contribute approximately $31 million in 2023. The Company was not required to and made no contributions to its U.S. qualified plans in 2022, and is not required to make any contributions in 2023.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 79% of non-U.S. plan assets at December 31, 2022. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements in accordance with U.S. GAAP.
The Company contributed $113 million to its U.K. plans (including the JLT section) in 2022. The Company's contributions to its U.K. plans (including the JLT section) for 2023 are expected to be approximately $41 million.

In the U.K., the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plans' trustee that typically occur every 3 years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status compared to U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $103 million to the JLT section in 2022, and is expected to make contributions totaling approximately $39 million in 2023.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. As part of a long-term strategy which depends on having greater influence over asset allocation and overall investment decisions, in December 2022, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million (or $541 million) over a 7-year period.
The Company expects to contribute approximately $76 million to its non-U.S. defined benefit plans in 2023, comprising approximately $41 million to the U.K. plans and $35 million to plans outside of the U.K.
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses as of December 31, 2022 were approximately $1.4 billion and $2.6 billion for the U.S. plans and non-U.S. plans, respectively, compared with losses of $1.8 billion and $2.9 billion as of December 31, 2021. The decreases in both the U.S. and non-U.S. plans were primarily due to an increase in the discount rate used to measure plan liabilities and the impact of foreign exchange, partially offset by a decrease in asset values. In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities in 2022 increased in the U.S. and U.K., the Company's largest plans, following an increase in 2021 and a decrease in 2020. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. In 2022, the Company's defined benefit pension plan assets had losses of 18.3% and 29.2% in the U.S. and U.K., respectively, as compared to gains of 13.2% and 1.9% in the U.S. and U.K., respectively, in 2021.
Overall, based on the measurement at December 31, 2022, net benefit credits related to the Company’s defined benefit plans are expected to decrease in 2023 by approximately $12 million compared to 2022, reflecting a decrease in the U.S. plans of $40 million, offset by an increase in non-U.S. plans of approximately $28 million.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed in Management’s Discussion of Critical Accounting Policies. For additional information regarding the Company’s retirement plans, refer to Note 1, Summary of Significant Accounting Policies, and Note 8, Retirement Benefits, in the notes to the consolidated financial statements.
Financing Cash Flows
Net cash used for financing activities was $1.0 billion in 2022, compared with $1.3 billion used by financing activities in 2021.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility"), entered into in April 2021. The interest rate on the Credit Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The Credit Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of December 31, 2022 and 2021, the Company had no borrowings under this facility.
In May 2022, the Company secured a $250 million uncommitted revolving credit facility. The facility expires in May 2023, and has similar coverage and leverage ratios as the Credit Facility. The Company had no borrowings outstanding under this facility at December 31, 2022.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks aggregating $514 million at December 31, 2022, and $508 million at December 31, 2021. There were no outstanding borrowings under these facilities as of December 31, 2022 or as of December 31, 2021.
Debt
In October 2022, the Company issued $500 million of 5.75% senior notes due 2032 and $500 million of 6.25% senior notes due 2052. The Company used the net proceeds from these issuances for general corporate purposes, and repaid $350 million of 3.30% senior notes in November 2022, with an original maturity date of March 2023.
In October 2022, the Company increased its short-term commercial paper financing program to $2.8 billion from $2 billion. The Company had no commercial paper outstanding at December 31, 2022.
In December 2021, the Company issued $400 million of 2.375% senior notes due 2031 and $350 million of 2.90% senior notes due 2051. The Company used the net proceeds from these issuances for general corporate purposes, and repaid $500 million of 2.75% senior notes with an original maturity date of January 2022, in December 2021.
On April 15, 2021, the Company repaid $500 million of senior notes maturing in July 2021.
The Company's senior debt is currently rated A- by Standard & Poor's ("S&P"), Baa1 by Moody's and A- by Fitch. The Company's short-term debt is currently rated A-2 by S&P, P-2 by Moody's and F2 by Fitch. The Company carries a Positive outlook with Moody's and a Stable outlook with S&P and Fitch.
Share Repurchases
On March 23, 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This is in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization as of December 31, 2021.
In 2022, the Company repurchased 12.2 million shares of its common stock for $1.9 billion. As of December 31, 2022, the Company remained authorized to repurchase up to approximately $4.3 billion in shares of its common stock. There is no time limit on this authorization. In 2021, the Company repurchased 7.9 million shares of its common stock for $1.2 billion.
Dividends
The Company paid dividends on its common stock shares of $1.1 billion ($2.25 per share) in 2022 and $1.0 billion ($2.00 per share) in 2021.

Contingent Payments Related To Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating:
Contingent consideration payments for prior year acquisitions	$(38)	$(49)	$(48)
Receipt of contingent consideration for dispositions	—	19	—
Acquisition/disposition related net charges for adjustments	49	57	26
Adjustments and payments related to contingent consideration	$11	$27	$(22)
Financing:
Contingent consideration for prior year acquisitions	$(32)	$(28)	$(54)
Deferred consideration related to prior year acquisitions	(126)	(89)	(68)
Payments of deferred and contingent consideration for acquisitions	$(158)	$(117)	$(122)

Receipt of contingent consideration for dispositions	$3	$71	$—
For acquisitions completed in 2022, and in prior years, remaining estimated future contingent payments of $377 million and deferred consideration payments of $142 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheets at December 31, 2022.
Derivatives - Net Investment Hedge
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
The U.S. dollar value of the Euro notes decreased by $82 million in 2022 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a gain as a decrease to accumulated other comprehensive loss for the year ended December 31, 2022.
Fiduciary Liabilities
Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. Financing cash flows reflect an increase of $1.7 billion and $1.2 billion in 2022 and 2021, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $850 million in 2022, compared with $1.2 billion used for investing activities in 2021.
The Company paid $572 million and $859 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made in 2022 and 2021, respectively, including the Company's increased ownership interest in Marsh India from 49% to 92% in December 2021.

In 2022, the Company sold certain business, primarily Mercer's U.S. affinity business, for cash proceeds of approximately $155 million, partially offset by $36 million primarily related to cash and cash equivalents held in a fiduciary capacity in the disposed businesses. In 2021, the Company sold certain of its businesses, primarily in the U.S. and U.K., for cash proceeds of approximately $84 million.
In the third quarter of 2022, the Company sold the remaining investment in the common stock of Alexander Forbes ("AF"), for cash proceeds of approximately $62 million.
The Company’s additions to fixed assets and capitalized software, which amounted to $470 million in 2022 and $406 million in 2021, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
The Company has commitments for potential future investments of approximately $160 million in private equity funds that invest primarily in financial services companies, including a $100 million commitment to invest in a private equity fund entered into on April 1, 2022.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by type as of December 31, 2022:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$268	$268	$—	$—	$—
Long-term debt	11,304	—	2,138	1,224	7,942
Interest on long-term debt	6,021	458	794	692	4,077
Net operating leases	2,228	362	615	500	751
Service agreements	509	256	194	59	—
Other long-term obligations (a)	600	253	274	68	5
Total	$20,930	$1,597	$4,015	$2,543	$12,775
(a) Primarily reflects future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $97 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $32 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act ("TCJA") of $62 million, which will be paid in installments beginning in 2023 through 2026.

Management’s Discussion of Critical Accounting Policies and Estimates
Management makes estimates and judgments that affect reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management considers the following policies to be critical to understanding the Company’s financial statements because their application places the most significant demands on management’s judgment, and requires management to make estimates about the effect of matters that are inherently uncertain. Actual results may differ from those estimates.
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
Refer to Note 2, Revenue, in the notes to the consolidated financial statements for additional information.
Legal and Other Loss Contingencies
The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for E&O. The Company records a liability when a loss is both probable and reasonably estimable which requires significant management judgment. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. The liability is reviewed quarterly and adjusted based on claims developments. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because the Company is unable, at present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could arise from such claims, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flows in a given quarterly or annual period.
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
The Company recognizes the funded status of its over-funded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net benefit (credit) costs are recorded as a component of Accumulated Other Comprehensive Income ("AOCI"), net of tax, in the Company’s consolidated balance sheets. The gains and losses that exceed specified corridors, 10% of the greater of the projected benefit obligation or the market-related value of plan assets, are amortized prospectively out of AOCI over a period that approximates the remaining life expectancy of participants in plans where substantially all participants are inactive or the average remaining service period of active participants for plans with active participants. The vast majority of unrecognized losses relate to inactive plans and are amortized over the remaining life expectancy of the participants.
The determination of net periodic benefit (credit) cost is based on a number of assumptions, including an expected long-term rate of return on plan assets, the discount rate, mortality and assumed rate of salary increase. The assumptions used in the calculation of net periodic pension costs and pension liabilities are disclosed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements.
The long-term rate of return on plan assets assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by Mercer, a subsidiary of the Company, to assist in the determination of this assumption. The model takes into account several factors, including: target portfolio allocation, investment, administrative and trading expenses incurred directly by the plan trust, historical portfolio performance, relevant forward-looking economic analysis, and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At the end of 2022, the actual allocation for the U.S. plans was 61% equities and equity alternatives and 39% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 79% of non-U.S. plan assets, is 14% equities and equity alternatives and 86% fixed income. At the end of 2022, the actual allocation for the U.K. plans was 16% equities and equity alternatives and 84% fixed income.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration. In the U.K., the plan duration is reflected using the Mercer yield curve.
The following table shows the weighted average assumed rate of return and the discount rate at the December 31, 2022 measurement date used to measure pension expense in 2023 for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed rate of return on plan assets	5.31%	6.49%	4.74%
Discount rate	5.16%	5.53%	4.89%
Holding all other assumptions constant, a 0.5 percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic pension cost for the U.S. and U.K. plans, which together comprise approximately 85% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions)	U.S.	U.K.	U.S.	U.K.
Assumed rate of return on plan assets	$(24)	$(45)	$24	$45
Discount Rate	$(1)	$6	$1	$(8)
The impact of discount rate changes relates to the increase or decrease in actuarial gains or losses being amortized through net periodic pension cost, as well as the increase or decrease in interest expense, with all other facts and assumptions held constant. It does not contemplate nor include potential future impacts a change in the interest rate environment and discount rates might cause, such as the impact on the market value of the plans’ assets. In addition, the assumed return on plan assets would likely be impacted by changes in the interest rate environment and other factors, including equity valuations, since these factors reflect the starting point used in the Company’s projection models. For example, a reduction in interest rates may result in a reduction in the assumed return on plan assets. Changing the discount rate and leaving the other assumptions constant, may also not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate. Changes in these assumptions will not necessarily have a linear impact on the net periodic pension cost.

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
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company’s accounting policy follows the portfolio approach that leaves stranded income tax effects in accumulated other comprehensive income.
Certain items are included in the Company's tax returns at different times than the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as non-deductible expenses, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities, which are measured at existing tax rates. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. The Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income by jurisdiction, in assessing the need for a valuation allowance against deferred tax assets. The Company also considers tax planning strategies that would result in realization of deferred tax assets, and the presence of taxable income in prior period tax filings in jurisdictions that allow for the carry back of tax attributes pursuant to the applicable tax law. The underlying assumptions the Company uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences or carry-forwards are deductible or creditable. Valuation allowances are established for deferred tax assets when it is estimated that it is more-likely-than-not that future taxable income will be insufficient to fully use a deduction or credit in that jurisdiction.

Fair Value Determinations
Goodwill Impairment Testing – The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. A company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test. In 2022, the Company elected to perform a qualitative impairment assessment. As part of its assessment, the Company considered numerous factors, including:
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
The Company completed its qualitative assessment in the third quarter of 2022 and concluded that a quantitative goodwill impairment test was not required in 2022 and that goodwill was not impaired.
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
The Company had the following investments subject to variable interest rates:

For the Years Ended December 31,
(In millions)	2022	2021
Cash and cash equivalents	$1,442	$1,752
Cash and cash equivalents held in a fiduciary capacity	$10,660	$9,622
Based on the above balances at December 31, 2022, if short-term interest rates increased or decreased by 10%, or 25 basis points for the year 2023, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $30 million. At December 31, 2021, a change in short-term interest rates of 10%, or 1 basis point, would have increased or decreased interest income by approximately $1 million. The change in interest rate risk at December 31, 2022 is due to higher short-term interest rates compared to the prior year.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, Sterling, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2022, the Company estimates net operating income would increase or decrease by approximately $74 million. The corresponding increase or decrease in net operating income in 2021 was estimated at $57 million. The Company has exposure to approximately 80 foreign currencies overall.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $17 million that are valued using readily determinable fair values and approximately $42 million of investments without readily determinable fair values. The Company also has investments of approximately $215 million that are accounted for using the equity method. The Company's investments are subject to risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. Refer to Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements included in this report.

Item 8.    Financial Statements and Supplementary Data.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
Revenue	$20,720	$19,820	$17,224
Expense:
Compensation and benefits	12,071	11,425	10,129
Other operating expenses	4,369	4,083	4,029
Operating expenses	16,440	15,508	14,158
Operating income	4,280	4,312	3,066
Other net benefits credits	235	277	257
Interest income	15	2	7
Interest expense	(469)	(444)	(515)
Investment income (loss)	21	61	(22)
Income before income taxes	4,082	4,208	2,793
Income tax expense	995	1,034	747
Net income before non-controlling interests	3,087	3,174	2,046
Less: Net income attributable to non-controlling interests	37	31	30
Net income attributable to the Company	$3,050	$3,143	$2,016
Net income per share attributable to the Company
– Basic	$6.11	$6.20	$3.98
– Diluted	$6.04	$6.13	$3.94
Average number of shares outstanding
– Basic	499	507	506
– Diluted	505	513	512
Shares outstanding at December 31,	495	504	508
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2022	2021	2020
Net income before non-controlling interests	$3,087	$3,174	$2,046
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(1,198)	(389)	559
Gain (loss) related to pension and post-retirement plans	641	1,229	(784)
Other comprehensive (loss) income, before tax	(557)	840	(225)
Income tax expense (credit) on other comprehensive loss	182	305	(170)
Other comprehensive (loss) income, net of tax	(739)	535	(55)
Comprehensive income	2,348	3,709	1,991
Less: Comprehensive income attributable to non-controlling interests	37	31	30
Comprehensive income attributable to the Company	$2,311	$3,678	$1,961
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,442	$1,752
Receivables
Commissions and fees	5,293	5,093
Advanced premiums and claims	103	136
Other	616	523
	6,012	5,752
Less-allowance for credit losses	(160)	(166)
Net receivables	5,852	5,586
Other current assets	1,005	926
Total current assets	8,299	8,264
Goodwill	16,251	16,317
Other intangible assets	2,537	2,810
Fixed assets, net	871	847
Pension related assets	2,127	2,270
Right of use assets	1,562	1,868
Deferred tax assets	358	551
Other assets	1,449	1,461
	$33,454	$34,388
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$268	$17
Accounts payable and accrued liabilities	3,278	3,165
Accrued compensation and employee benefits	3,095	2,942
Current lease liabilities	310	332
Accrued income taxes	221	198
Total current liabilities	7,172	6,654
Fiduciary liabilities	10,660	9,622
Less - cash and cash equivalents held in a fiduciary capacity	(10,660)	(9,622)
	—	—
Long-term debt	11,227	10,933
Pension, postretirement and postemployment benefits	921	1,632
Long-term lease liabilities	1,667	1,880
Liability for errors and omissions	355	355
Other liabilities	1,363	1,712
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares,
issued 560,641,640 shares at December 31, 2022 and 2021	561	561
Additional paid-in capital	1,179	1,112
Retained earnings	20,301	18,389
Accumulated other comprehensive loss	(5,314)	(4,575)
Non-controlling interests	229	213
	16,956	15,700
Less – treasury shares, at cost, 65,855,914 shares at December 31, 2022 and 57,105,619 shares at December 31, 2021	(6,207)	(4,478)
Total equity	10,749	11,222
	$33,454	$34,388
    The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating cash flows:
Net income before non-controlling interests	$3,087	$3,174	$2,046
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization of fixed assets and capitalized software	381	382	390
Amortization of intangible assets	338	365	351
Non-cash lease expense	404	327	355
Adjustments and payments related to contingent consideration assets and liabilities	11	27	(22)
Deconsolidation of Russian businesses	39	—	—
Gain on consolidation of entity	(2)	(267)	—
Net (gain) loss on investments	(21)	(61)	22
Net (gain) loss on disposition of assets	(127)	(33)	24
Share-based compensation expense	367	348	290
Changes in assets and liabilities:
Net receivables	(492)	(570)	412
Other assets	(122)	(354)	255
Accrued compensation and employee benefits	171	574	171
Provision for taxes, net of payments and refunds	(54)	(33)	63
Contributions to pension and other benefit plans in excess of current year credit	(385)	(372)	(356)
Other liabilities	193	358	(268)
Operating lease liabilities	(323)	(349)	(351)
Net cash provided by operations	3,465	3,516	3,382
Financing cash flows:
Purchase of treasury shares	(1,950)	(1,159)	—
Borrowings from term-loan and credit facilities	—	—	1,000
Proceeds from issuance of debt	984	743	737
Repayments of debt	(365)	(1,016)	(2,515)
Net purchase of non-controlling interests	(7)	—	(3)
Shares withheld for taxes on vested units – treasury shares	(198)	(101)	(132)
Issuance of common stock from treasury shares	126	161	132
Payments of deferred and contingent consideration for acquisitions	(158)	(117)	(122)
Receipts of contingent consideration for dispositions	3	71	—
Distributions of non-controlling interests	(27)	(36)	(34)
Dividends paid	(1,138)	(1,026)	(943)
Change in fiduciary liabilities	1,684	1,183	955
Net cash used for financing activities	(1,046)	(1,297)	(925)
Investing cash flows:
Capital expenditures	(470)	(406)	(348)
Purchases of long term investments	(22)	(28)	(23)
Sales of long term investments	86	41	130
Dispositions	119	84	98
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(572)	(859)	(647)
Other, net	9	4	(3)
Net cash used for investing activities	(850)	(1,164)	(793)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(841)	(355)	511
Increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	728	700	2,175
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of year	11,374	10,674	8,499
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of year	$12,102	$11,374	$10,674

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
For the Years Ended December 31,	2022	2021	2020
(In millions)
Cash and cash equivalents	$1,442	$1,752	$2,089
Cash and cash equivalents held in a fiduciary capacity	10,660	9,622	8,585
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$12,102	$11,374	$10,674
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,112	$943	$862
Change in accrued stock compensation costs	(2)	124	75
Issuance of shares under stock compensation plans and employee stock purchase plans	80	45	7
Other	(11)	—	(1)
Balance, end of year	$1,179	$1,112	$943
RETAINED EARNINGS
Balance, beginning of year	$18,389	$16,272	$15,199
Net income attributable to the Company	3,050	3,143	2,016
Dividend equivalents declared and paid - (per share amounts: $2.25 in 2022, $2.00 in 2021, and $1.84 in 2020)	(13)	(12)	(11)
Dividends declared and paid – (per share amounts: $2.25 in 2022, $2.00 in 2021, and $1.84 in 2020)	(1,125)	(1,014)	(932)
Balance, end of year	$20,301	$18,389	$16,272
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(4,575)	$(5,110)	$(5,055)
Other comprehensive (loss) income, net of tax	(739)	535	(55)
Balance, end of year	$(5,314)	$(4,575)	$(5,110)
TREASURY SHARES
Balance, beginning of year	$(4,478)	$(3,562)	$(3,774)
Issuance of shares under stock compensation plans and employee stock purchase plans	221	243	212
Purchase of treasury shares	(1,950)	(1,159)	—
Balance, end of year	$(6,207)	$(4,478)	$(3,562)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$213	$156	$150
Net income attributable to non-controlling interests	37	31	30
Distributions and other changes	(28)	(38)	(21)
Net non-controlling interests acquired	7	64	(3)
Balance, end of year	$229	$213	$156
TOTAL EQUITY	$10,749	$11,222	$9,260
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Nature of Operations: Marsh & McLennan Companies, Inc., and its consolidated subsidiaries (the "Company"), a global professional services firm, is organized based on the different services that it offers. Under this structure, the Company’s two business segments are Risk and Insurance Services and Consulting.
The Risk and Insurance Services segment ("RIS") includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter. Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities.
The Consulting segment includes health, wealth and career solutions and products, and specialized management, strategic, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group. Mercer delivers advice and technology-driven solutions that help organizations redefine the future of work, shape retirement and investment outcomes, and advance health and well-being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
Deconsolidation of Russia
On February 24, 2022, Russian forces launched a military invasion of Ukraine. In response, the United States (U.S.), the European Union (E.U.), United Kingdom (U.K.) and other governments have imposed significant economic sanctions on Russia, and Russia has responded with counter-sanctions.
The Company concluded that it did not meet the accounting criteria for control over its wholly-owned Russian businesses due to the evolving trade and economic sanctions, and recorded a loss of $52 million on the deconsolidation of the Russian businesses and other related charges. Subsequently, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management, pending regulatory approvals.
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
Cash and Cash Equivalents: Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At December 31, 2022, the Company maintained $348 million compared to $303 million at December 31, 2021 related to these regulatory requirements.
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
The components of fixed assets are as follows:

December 31,
(In millions)	2022	2021
Furniture and equipment	$772	$811
Land and buildings	372	385
Leasehold and building improvements	1,258	1,240
	2,402	2,436
Less-accumulated depreciation and amortization	(1,531)	(1,589)
Fixed assets, net	$871	$847
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
The Company holds investments in private equity funds. Investments in private equity funds are accounted for in accordance with the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for its proportionate share of the change in fair value of the funds are recorded in earnings. Investments accounted for in accordance with the equity method of accounting are included in "other assets" in the consolidated balance sheets.
In 2022, the Company recorded net investment income of $21 million, compared to $61 million in 2021, and a net investment loss of $22 million in 2020. Net Investment income in 2022 is driven primarily by lower mark-to-market gains from the Company's private equity investments compared to the prior year. The net investment loss in 2020 is primarily due to the loss on the sale of shares of Alexander Forbes ("AF").
Goodwill and Other Intangible Assets: Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is assessed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. A company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, a company may elect to proceed directly to the quantitative goodwill impairment test. When a quantitative test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter-end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, Goodwill and Other Intangibles, the Company elected to perform a qualitative impairment assessment in 2022.
Other intangible assets, which primarily consist of acquired customer lists that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2022 and 2021.

Retirement Benefits: The Company maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans. The net benefit cost of the Company’s defined benefit plans is measured on an actuarial basis using various methods and assumptions.
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
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration. In the U.K., the plan duration is reflected using the Mercer yield curve.
Defined Benefit Pension Plans in the U.K. and certain other countries allow participants an option for the payment of a lump sum distribution from plan assets before retirement in full satisfaction of the retirement benefits due to the participant as well as any survivor’s benefit. The Company’s policy is to treat these lump sum payments as a partial settlement of the plan liability if they exceed the total of interest plus service costs.
Refer to Note 8, Retirement Benefits, for additional information.
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
Leases are negotiated with third-parties and, in some instances, contain renewal, expansion and termination options. The Company also subleases certain office facilities to third-parties when the Company no longer utilizes the space. In addition to the base rental costs, the Company's lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. A portion of the Company's real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index ("CPI") as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred. Approximately 99% of the Company's lease obligations are for the use of office space. All of the Company's material leases are operating leases.
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead account as a single lease component. The Company has also elected not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. Refer to Note 12, Leases for additional information.
Capitalized Software Costs: The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $492 million and $475 million, net of accumulated amortization of $1.8 billion and $1.7 billion as of December 31, 2022 and 2021, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies: The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The Company records a liability when a loss is both probable and reasonably estimable which requires significant management judgment. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses, including estimated legal costs. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because the Company is unable, at present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could arise from such claims, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flows in a given quarterly or annual period.
As of December 31, 2022, the Company’s liability for errors and omissions was $419 million, compared to $434 million at December 31, 2021, of which $64 million and $79 million, respectively, were current liabilities and included in accounts payable and accrued liabilities in the consolidated balance sheets. In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection under the Company’s various insurance programs.
The legal and other contingent liabilities described above are not discounted.
Income Taxes: The Company's effective tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax provision and in evaluating uncertain tax positions and the ability to realize deferred tax assets.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based on the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based on new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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
Restructuring Costs: Charges associated with restructuring activities are recognized in accordance with applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of ROU assets related to real estate leases, as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment.
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
Costs for real estate rationalization are recognized based on the type of cost and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any ROU asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the ROU asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the ROU asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the ROU asset are recognized based on the net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred.
These costs are included in other operating expenses in the consolidated statements of income.
Other costs related to restructuring, such as moving, legal or consulting costs, are recognized as incurred. These costs are included in other operating expenses in the consolidated statements of income.
Derivative Instruments: All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the derivative is recorded in the consolidated balance sheets in other receivables or accounts payable and accrued liabilities. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated statements of income when the hedged item affects earnings. Changes in the fair value attributable to the ineffective portion of cash flow hedges are recognized in earnings. If a derivative is not designated as an accounting hedge, such as forward contracts periodically used by the Company to limit foreign currency exchange rate exposure on net income, the change in fair value is recorded in earnings.
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

Basic and Diluted EPS Calculation
(In millions, except per share data)	2022	2021	2020
Net income before non-controlling interests	$3,087	$3,174	$2,046
Less: Net income attributable to non-controlling interests	37	31	30
Net income attributable to the Company	$3,050	$3,143	$2,016
Basic weighted average common shares outstanding	499	507	506
Dilutive effect of potentially issuable common shares	6	6	6
Diluted weighted average common shares outstanding	505	513	512
Average stock price used to calculate common stock equivalents	$160.39	$141.57	$109.12
Fiduciary Assets and Liabilities: The Company, in its capacity as an insurance broker or agent, generally collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. The Company's fiduciary assets primarily include bank or short-term time deposits and liquid money market funds, classified as cash and cash equivalents. Risk and Insurance Services revenue includes interest on fiduciary funds of $120 million, $15 million and $46 million in 2022, 2021 and 2020, respectively. Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $13.0 billion at December 31, 2022 and 2021. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered potential impact of macroeconomic factors including inflation, volatility in interest rates, the war in Ukraine and COVID-19 to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
New Accounting Pronouncement Adopted Effective January 1, 2022:
In October 2021, the Financial Accounting Standards Board ("FASB") issued new guidance for measuring contract assets and contract liabilities acquired in a business combination. In accordance with the new guidance, contract assets and contract liabilities should be measured in accordance with the guidance for revenue from contracts with customers as opposed to the guidance for business combinations. The guidance must be applied on a prospective basis, and is effective for fiscal years beginning after December 15, 2022, including interim periods therein. Early adoption is permitted. The Company elected to adopt this new standard effective January 1, 2022. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
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

2.    Revenue
The core principle of the revenue recognition guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that principle, the entity applies the following steps: identify the contract(s) with the customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In accordance with the accounting guidance, a performance obligation is satisfied either at a "point in time" or "over time", depending on the nature of the product or service provided, and the specific terms of the contract with customers.
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
In addition to compensation from its clients, the Company also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh's placements primarily driven by the Marsh McLennan Agency ("MMA") and parts of Marsh's international operations. Revenue for contingent commissions from insurers is estimated based on historical evidence of the achievement of the respective contingent metrics and recorded as the underlying policies that contribute to the achievement of the metric are placed. Due to the uncertainty of the amount of contingent consideration that will be received, the estimated revenue is constrained to an amount that is probable to not have a significant negative adjustment. Contingent consideration is generally received in the first quarter of the subsequent year.
A significant portion of the Company's Risk and Insurance Services revenue is commission revenue for brokerage arrangements recognized at a point in time on the effective date of the underlying policy. Commission revenue is estimated using historical information about the risks to be covered over the policy period, some of which are dependent on variable factors such as number of employees covered, covered payroll, airline passenger miles flown, shipped tonnage of marine cargo and others. Marsh and Guy Carpenter also receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others.
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
Consulting
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily health, life and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined benefit and contribution administration services consists principally of fees based on assets under delegated management or administration.
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
For consulting projects, Mercer generally invoices monthly in arrears with payment due within 30 days of the invoice date. Fees for delegated management services are either deducted from the net asset value of the fund or invoiced to the client on a monthly or quarterly basis in arrears. Oliver Wyman Group typically bills its clients 30 to 60 days in arrears with payment due upon receipt of the invoice.
Health brokerage and consulting services are components of both Marsh, which includes MMA, and Mercer, with approximately 59% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.

The following table disaggregates various components of the Company's revenue:

For the Years Ended December 31,
(In millions)	2022	2021	2020
Marsh:
EMEA (a)	$2,879	$2,946	$2,575
Asia Pacific (b)	1,333	1,462	1,059
Latin America	502	453	424
Total International	4,714	4,861	4,058
U.S./Canada	5,791	5,342	4,537
Total Marsh	10,505	10,203	8,595
Guy Carpenter	2,020	1,867	1,696
Subtotal	12,525	12,070	10,291
Fiduciary interest income	120	15	46
Total Risk and Insurance Services	$12,645	$12,085	$10,337

Mercer:
Wealth	$2,366	$2,509	$2,348
Health (c)	2,017	1,855	1,793
Career	962	890	787
Total Mercer	5,345	5,254	4,928
Oliver Wyman Group (a)	2,794	2,535	2,048
Total Consulting	$8,139	$7,789	$6,976
(a) Revenue in 2022 includes the loss on deconsolidation of the Company's Russian businesses at Marsh and Oliver Wyman of $27 million and $12 million, respectively. Revenue in 2021 includes a net gain on the disposition of businesses of approximately $50 million.
(b) Revenue in 2021 includes gain on consolidation of Marsh India of $267 million.
(c) Revenue in 2022 includes a net gain from the sale of the Mercer U.S. affinity business of $112 million.
The following table provides contract assets and contract liabilities information from contracts with customers:

December 31, (In millions)	2022	2021	2020
Contract assets	$335	$290	$236
Contract liabilities	$837	$776	$676
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

Details of the change in Contract Assets and Contract Liabilities for 2022 and 2021 are as follows:

For the Years Ended December 31,
(In millions)	2022	2021
Contract Assets
Balance beginning of the year	$290	$236
Additions	661	547
Transfers to accounts receivable (a)	(614)	(493)
Effect of foreign exchange rate changes	(2)	—
Balance at the end of the year	$335	$290

Contract Liabilities
Balance beginning of the year	$776	$676
Cash received for performance obligations not yet fulfilled	726	642
Revenue recognized	(640)	(539)
Effect of foreign exchange rate changes	(25)	(3)
Balance at the end of the year	$837	$776
(a) Amounts transferred to accounts receivable as the rights to bill and collect became unconditional.
The amount of revenue recognized in 2022, 2021 and 2020 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $83 million, $84 million, and $97 million respectively.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $231 million, primarily related to Mercer. The Company expects revenue in 2023, 2024, 2025, 2026 and 2027 and beyond of $99 million, $63 million, $42 million, $18 million and $9 million, respectively, related to these performance obligations.
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
At December 31, 2022, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $19 million, $328 million and $320 million, respectively. At December 31, 2021, the Company's capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $24 million, $290 million and $316 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheets. The Company recorded compensation and benefits expense of $1.6 billion, $1.5 billion and $1.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively, related to the amortization of these capitalized assets.

A significant portion of deferred costs to fulfill in Risk and Insurance Services is amortized within 3 to 6 months. Therefore, the deferral of the cost and its amortization often occur in the same annual period.
The Company has elected to use the practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less.
3.    Supplemental Disclosures
The following table provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31,
(In millions)	2022	2021	2020
Assets acquired, excluding cash, and cash and cash equivalents held in a fiduciary capacity	$734	$1,697	$929
Acquisition-related deposit	24	—	—
Fiduciary liabilities assumed	(6)	(18)	(21)
Liabilities assumed	(49)	(213)	(78)
Non-controlling interests assumed	(5)	(64)	—
Fair value of previously-held equity method investment	(6)	(390)	—
Contingent/deferred purchase consideration	(120)	(153)	(183)
Net cash outflow for acquisitions	$572	$859	$647

(In millions)	2022	2021	2020
Interest paid	$431	$441	$481
Income taxes paid, net of refunds	$1,049	$1,069	$673
The classification of contingent consideration in the consolidated statement of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating:
Contingent consideration payments for prior year acquisitions	$(38)	$(49)	$(48)
Receipt of contingent consideration for dispositions	—	19	—
Acquisition/disposition related net charges for adjustments	49	57	26
Adjustments and payments related to contingent consideration	$11	$27	$(22)
Financing:
Contingent consideration for prior year acquisitions	$(32)	$(28)	$(54)
Deferred consideration related to prior year acquisitions	(126)	(89)	(68)
Payments of deferred and contingent consideration for acquisitions	$(158)	$(117)	$(122)

Receipt of contingent consideration for dispositions	$3	$71	$—
The Company had non-cash issuances of common stock under its share-based payment plan of $372 million, $228 million and $219 million in 2022, 2021 and 2020, respectively. The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $367 million, $348 million and $290 million in 2022, 2021 and 2020, respectively.

Statement of Cash Flows Reclassifications
In 2022, the Company refined the statements of cash flows presentation to combine and reclassify certain line items in the operating cash flows section and separately present purchases and sales of long-term investments in the investing cash flows section. The prior year presentation was conformed to the current presentation with no impact on either operating or investing cash flows.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses.
An analysis of the allowance for credit losses is provided below:

For the Years Ended December 31,
(In millions)	2022	2021	2020
Balance at beginning of year	$166	$142	$140
Provision charged to operations	17	46	47
Accounts written-off, net of recoveries	(17)	(16)	(30)
Effect of exchange rate changes and other	(6)	(6)	(15)
Balance at end of year	$160	$166	$142

4.    Accumulated Other Comprehensive Income (Loss)
The changes, net of tax, in the balances of each component of AOCI for the years ended December 31, 2022 and 2021, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension and Post-Retirement Plans Losses	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2022	$(3,202)	$(1,373)	$(4,575)
Other comprehensive income (loss) before reclassifications	371	(1,220)	(849)
Amounts reclassified from accumulated other comprehensive loss	110	—	110
Net current period other comprehensive income (loss)	481	(1,220)	(739)
Balance as of December 31, 2022	$(2,721)	$(2,593)	$(5,314)

(In millions)	Pension and Post-Retirement Plans Losses	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2021	$(4,126)	$(984)	$(5,110)
Other comprehensive gain (loss) before reclassifications	765	(389)	376
Amounts reclassified from accumulated other comprehensive loss	159	—	159
Net current period other comprehensive income (loss)	924	(389)	535
Balance as of December 31, 2021	$(3,202)	$(1,373)	$(4,575)
The components of other comprehensive (loss) income for the years ended December 31, 2022, 2021 and 2020 are as follows:

For the Year Ended December 31,	2022
(In millions)	Pre-Tax	Tax	Net of Tax
Foreign currency translation adjustments	$(1,198)	$22	$(1,220)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(2)	—	(2)
Net actuarial losses (a)	150	38	112
Effect of settlement (a)	2	—	2
Subtotal	150	38	112
Net gains arising during period	203	51	152
Foreign currency translation adjustments	285	71	214
Other adjustments	3	—	3
Pension/post-retirement plans gains	641	160	481
Other comprehensive (loss) income	$(557)	$182	$(739)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses is included in income tax expense.

For the Year Ended December 31,	2021
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(389)	$—	$(389)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(2)	—	(2)
Net actuarial losses (a)	208	52	156
Effect of curtailment (a)	2	1	1
Effect of settlement (a)	5	1	4
Subtotal	213	54	159
Net losses arising during period	1,003	249	754
Foreign currency translation adjustments	19	4	15
Other adjustments	(6)	(2)	(4)
Pension/post-retirement plans gains	1,229	305	924
Other comprehensive income	$840	$305	$535
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses is included in income tax expense.

For the Year Ended December 31,	2020
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$559	$—	$559
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(2)	(1)	(1)
Net actuarial losses (a)	161	37	124
Effect of settlement (a)	3	1	2
Subtotal	162	37	125
Net losses arising during period	(772)	(177)	(595)
Foreign currency translation adjustments	(163)	(28)	(135)
Other adjustments	(11)	(2)	(9)
Pension/post-retirement plans losses	(784)	(170)	(614)
Other comprehensive loss	$(225)	$(170)	$(55)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses is included in income tax expense.
The components of accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2022	December 31, 2021
Foreign currency translation adjustments (net of deferred tax liability of $8 in 2022 and deferred tax asset of $13 in 2021, respectively)	$(2,593)	$(1,373)
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,340 and $1,501 in 2022 and 2021, respectively)	(2,721)	(3,202)
	$(5,314)	$(4,575)

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
The Risk and Insurance Services segment completed 16 acquisitions in 2022:
•January – MMA acquired Heil & Kay Insurance Agency Inc., an Illinois-based full-service broker providing business insurance, employee health benefits services and personal lines insurance.
•April – Marsh acquired the business of Regional Treaty Services Corporation, a Rhode Island-based managing general underwriter, which manages reinsurance facilities for small to midsize U.S.-based insurers primarily writing personal lines, small agriculture, and main street commercial business.
•June – MMA acquired Clark Insurance, a Maine-based full-service broker providing business insurance, employee health and benefits and private client services to businesses and individuals across the region.
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
•October – MMA acquired Galbraith Group, a Texas-based employee health and benefits insurance broker.
•November – MMA acquired Focus Insurance and Financial Services, a Texas-based personal insurance broker and Bradley Insurance Agency, a commercial insurance broker in Knoxville, Tennessee, with expertise serving the hospitality and construction industries. Marsh increased its ownership interest in Beassur SARL, a Morocco-based multi-line insurance broker, from 35% to 70%.
•December – MMA acquired McDonald-Zaring Insurance, Inc., a Washington-based full-service broker focused on agri-business, wineries, crops and contractors, Chartwell Insurance Brokers, Inc., a Massachusetts-based full-service broker that specializes in commercial Property & Casualty insurance in the technology, financial services and non-profit space, and HMS Insurance Associates, Inc., a Maryland-based full-service broker providing commercial, surety, employee benefits, and personal lines insurance. Marsh acquired BHM Consultores S.A., d/b/a Grupo Mesos, a leading auto affinity insurance broker specialist in Chile that has extensive distribution partnerships with car dealerships, original equipment manufacturers and auto finance companies.

The Consulting segment completed 4 acquisitions in 2022:
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
•September – Oliver Wyman acquired Booz Allen Hamilton's strategy consulting business serving the Middle East and North Africa.
•November – Oliver Wyman acquired the Avascent Group Ltd, an aerospace and defense management consulting firm focused on the corporate and private equity sectors based in the U.S., U.K., Canada and France.
Total purchase consideration for acquisitions made during 2022 was $705 million, which consisted of cash paid of $579 million, deferred purchase and estimated contingent consideration of $120 million, and the fair value of a previously-held equity method investment of $6 million. Contingent consideration arrangements are based primarily on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. In 2022, the Company also paid $126 million of deferred purchase consideration and $70 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2022, based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions for the Year Ended December 31, 2022
(In millions)
Cash	$579
Estimated fair value of deferred/contingent consideration	120
Fair value of previously-held equity method investment	6
Total consideration	$705
Allocation of purchase price:
Cash and cash equivalents	$25
Cash and cash equivalents held in a fiduciary capacity	6
Net receivables	32
Other current assets	3
Goodwill	460
Other intangible assets	228
Fixed assets, net	3
Right of use assets	7
Other assets	1
Total assets acquired	765
Current liabilities	35
Fiduciary liabilities	6
Long-term lease liabilities	7
Other liabilities	7
Total liabilities assumed	55
Non-controlling interests	5
Net assets acquired	$705
Note: Amounts in the table above primarily reflect the acquisition of HMS Insurance Associates, Inc.

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
The following table provides information about other intangible assets acquired in 2022:

(In millions)	Amount	Weighted Average Amortization Period
Customer relationships	$219	12.7 years
Other	9	2.3 years
Total other intangible assets	$228
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statement of income for 2022 includes approximately $58 million of revenue and an operating loss of $5 million related to acquisitions made in 2022. The consolidated statement of income for 2021 includes approximately $114 million of revenue and $3 million of operating income related to acquisitions made in 2021, and the consolidated statement of income for 2020 includes approximately $169 million of revenue and $11 million of operating income related to acquisitions made in 2020.
Pending transactions with Westpac Banking Corporation
In May 2022, the Company entered into an agreement with Westpac Banking Corporation ("Westpac") to acquire one of its financial advisory businesses, Advance Asset Management. Westpac will also transfer BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia (collectively, the "Transaction"). The Transaction is expected to be completed in the first half of 2023, subject to regulatory approvals. In 2022, the Company incurred approximately $21 million of integration expenses, primarily for technology, consulting, legal and people related costs.
Dispositions
In April 2022, Mercer sold its U.S. affinity business that provided insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $140 million and recorded a net gain of $112 million which is included in revenue in the consolidated statements of income.
In addition, in 2022, the Company sold certain businesses in the U.K., the Czech Republic, Brazil and Belgium for cash proceeds of approximately $15 million and recorded a net gain of $15 million.
The cash proceeds received were partially offset by $36 million primarily related to cash and cash equivalents held in a fiduciary capacity in the disposed businesses.

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
In June 2022, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management, pending regulatory approvals.
Prior year acquisitions
The Risk and Insurance Services segment completed 8 acquisitions in 2021:
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
The Consulting segment completed 1 acquisition in 2021:
•November – Oliver Wyman Group acquired Huron Consulting Group’s life sciences strategy consulting practice in the U.S. and the U.K., which assists clients in addressing their most important commercial strategy, marketing, pricing, market access and research and development challenges.
Total purchase consideration for acquisitions made in 2021 was approximately $1.4 billion, which consisted of cash paid of $888 million and deferred purchase and estimated contingent consideration of $153 million and the fair value of a previously held equity method investment in Marsh India of $390 million. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over periods of 2 to 4 years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. In 2021, the Company also paid $89 million of deferred purchase consideration and $77 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
In December 2021, in connection with its increased investment in Marsh India, the Company recorded a gain of $267 million related to the re-measurement and consolidation of its previously held equity method investment to fair value. The fair value of the pre-existing equity method investment was calculated using an average of applying an income approach based on discounted future cash flows and market approach.

Prior year dispositions
In 2021, the Company sold certain businesses, primarily in the U.S. and the U.K., for cash proceeds of approximately $84 million and recognized a net gain of approximately $50 million, primarily related to the commercial networks business in the U.K. that provided broking and back-office solutions for small independent brokers.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company in 2022, 2021 and 2020. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2021 and reflects acquisitions made in 2021 as if they occurred on January 1, 2020. The 2020 information includes 2020 acquisitions as if they occurred on January 1, 2019. The un-audited pro-forma information includes the effects of amortization of acquired intangibles in all years. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

For the Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
Revenue	$20,880	$20,220	$17,586
Net income attributable to the Company	$3,078	$3,177	$2,042
Basic net income per share attributable to the Company	$6.16	$6.27	$4.03
Diluted net income per share attributable to the Company	$6.10	$6.20	$3.99
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived identified intangible assets at December 31, 2022 and 2021.

Changes in the carrying amount of goodwill are as follows:

(In millions)	2022	2021
Balance as of January 1	$16,317	$15,517
Goodwill acquired	460	1,045
Other adjustments (a)	(526)	(245)
Balance at December 31,	$16,251	$16,317
(a) Primarily reflects the impact of foreign exchange and dispositions.
The goodwill arising from acquisitions in 2022 and 2021 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained assembled workforce acquired.
The goodwill acquired in 2022 included approximately $348 million and $64 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes. The goodwill acquired in 2021 included approximately $96 million, primarily related to the Risk and Insurance Service segment, which is deductible for tax purposes.
Goodwill allocable to the Company’s reportable segments as of December 31, 2022, is $12.5 billion for Risk and Insurance Services and $3.8 billion for Consulting.
The gross cost and accumulated amortization of other intangible assets at December 31, 2022 and 2021 are as follows:

(In millions)	2022			2021
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,993	$1,508	$2,485	$4,066	$1,334	$2,732
Other (a)	360	308	52	365	287	78
Other intangible assets	$4,353	$1,816	$2,537	$4,431	$1,621	$2,810
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $338 million, $365 million, and $351 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ended December 31,
(In millions)
2023	$327
2024	307
2025	274
2026	253
2027	249
Subsequent years	1,127
Total future amortization	$2,537

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions)	2022	2021	2020
Income before income taxes:
U.S.	$1,468	$1,590	$1,075
Other	2,614	2,618	1,718
	$4,082	$4,208	$2,793

The expense (benefit) for income taxes is comprised of:
Current –
U.S. Federal	$262	$251	$172
Other national governments	653	714	456
U.S. state and local	123	132	79
	1,038	1,097	707
Deferred –
U.S. Federal	38	(40)	40
Other national governments	(91)	(12)	(14)
U.S. state and local	10	(11)	14
	(43)	(63)	40
Total income taxes	$995	$1,034	$747
The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions)	2022	2021
Deferred tax assets:
Accrued expenses not currently deductible (a)	$670	$647
Differences related to non-U.S. operations (b)	275	293
Accrued U.S. retirement benefits	172	293
Net operating losses (c)	285	183
Income currently recognized for tax	34	29
Other	25	32
	$1,461	$1,477

Deferred tax liabilities:
Differences related to non-U.S. operations	$543	$624
Depreciation and amortization	510	506
Accrued retirement & postretirement benefits - non-U.S. operations	408	403
Capitalized expenses currently recognized for tax	107	98
Other	57	32
	$1,625	$1,663
(a) Net of valuation allowances of $5 million in 2022 and $2 million in 2021.
(b) Net of valuation allowances of $160 million in 2022 and $144 million in 2021.
(c) Net of valuation allowances of $69 million in 2022 and $88 million in 2021.

December 31,
(In millions)	2022	2021
Balance sheet classifications:
Deferred tax assets	$358	$551
Other liabilities	$522	$737
The amount of cumulative undistributed earnings that are indefinitely reinvested in non-U.S. subsidiaries is approximately $830 million as of December 31, 2022. While no additional U.S. federal income tax would be required if such earnings were repatriated, additional state and withholding taxes would apply. The amount of these additional taxes is estimated to be approximately $80 million.
Future U.S. federal tax costs related to basis differences in non-U.S. subsidiaries would primarily be realized through the U.S. Global Intangible Low-Taxed Income ("GILTI") minimum tax regime. The Company elected to recognize GILTI tax costs as a period cost and has not provided deferred tax liabilities on these basis differences.
A reconciliation from the U.S. federal statutory income tax rate to the Company’s effective income tax rate is shown below:

For the Years Ended December 31,	2022	2021	2020
U.S. Federal statutory rate	21.0%	21.0%	21.0%
U.S. state and local income taxes—net of U.S. Federal income tax benefit	2.7	2.3	2.5
Differences related to non-U.S. operations	0.7	0.1	2.3
U.K. statutory rate change	—	2.6	—
Gain on consolidation of business	—	(1.5)	—
Equity compensation	(0.7)	(0.7)	(1.4)
Uncertain tax positions	0.1	0.1	1.1
Other	0.6	0.7	1.2
Effective tax rate	24.4%	24.6%	26.7%
The rates in all periods reflect the effects of tax planning and the ongoing impact of regulatory and other guidance as it became available. The tax rates in all periods include a valuation allowance for certain tax credits, the impact of uncertain tax positions, and certain tax planning benefits. The tax rate in 2021 also included the effect of a statutory rate change in the U.K. and the tax effect of a gain from the fair value re-measurement of the Company’s previously held equity method investment in Marsh India upon the Company increasing its ownership interest from 49% to 92%. The Company does not intend to dispose the business and has indefinitely reinvested this gain.
A valuation allowance was recorded to adjust deferred tax assets to the amount that the Company believes is more likely than not to be realized. Valuation allowances had a net decrease of $1 million in 2022 and increases of $36 million and $72 million in 2021, and 2020, respectively. Adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $5 million in 2022. Adjustments of the beginning of the year valuation allowances increased tax expense by $2 million in 2021 and decreased income tax expense by $14 million in 2020. Approximately 14% of the Company’s net operating loss carryforwards expire from 2023 through 2038, and others are unlimited. The potential tax benefit from net operating loss carryforwards at the end of 2022 comprised of federal, state and local, and non-U.S. tax benefits of $5 million, $13 million, and $342 million, respectively, before reduction for valuation allowances.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020:

(In millions)	2022	2021	2020
Balance at January 1,	$94	$98	$86
Additions, based on tax positions related to current year	1	2	9
Additions for tax positions of prior years	15	11	25
Reductions for tax positions of prior years	(2)	(1)	(9)
Settlements	(2)	(1)	(4)
Lapses in statutes of limitations	(9)	(15)	(9)
Balance at December 31,	$97	$94	$98
Of the total unrecognized tax benefits at December 31, 2022, 2021, and 2020, $94 million, $87 million and $90 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties at December 31, 2022, 2021 and 2020, before any applicable federal benefit, was $48 million, $45 million, and $40 million, respectively.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction, the Company participates in the Internal Revenue Service’s ("IRS") Compliance Assurance Process ("CAP"), which is structured to be, in effect, a real-time audit. In 2021, the IRS concluded its examination of the Company’s 2017, 2018, and 2019 tax returns. The Company was accepted into the Bridge phase of the CAP program for tax years 2020 and 2021, and generally will not be audited by the IRS for those years. In 2022, the IRS began its pre-filing examination of the Company's 2022 tax year.
New York is a significant tax jurisdiction for the Company. New York State and New York City have continuing examinations underway in 2022 and 2021 for various entities covering the years 2010 through 2018. The New York State audits for 2010-2012 were finalized in 2022.
We conduct business through multiple legal entities in significant jurisdictions outside the U.S. Separate audits for individual entities within a jurisdiction may open or close within a particular year.
The status of audits for significant jurisdictions outside the U.S. are summarized in the table below:

Tax Audit (Years)
Jurisdiction:	Initiated in 2022	Ongoing	Concluded
France			2017, 2018 during 2022
Germany		2013-2016	2017-2018 during 2022
Hong Kong			2019 during 2022
Italy		2015-2016	2017 during 2022
Singapore	2018-2021	2017-2021	2018-2020 during 2022
United Kingdom	2020	2016-2020
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $42 million within the next 12 months due to settlement of audits and expiration of statutes of limitations.

8.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees.
Combined U.S. and Non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and post-retirement benefit plans are as follows:

	Pension Benefits		Post-retirement Benefits
	2022	2021	2022	2021
Weighted average assumptions:
Discount rate (for expense)	2.28%	1.92%	2.36%	2.42%
Expected return on plan assets	4.57%	4.73%	—	—
Rate of compensation increase (for expense)*	3.34%	1.85%	—	—
Discount rate (for benefit obligation)	5.16%	2.28%	4.92%	2.36%
Rate of compensation increase (for benefit obligation)*	3.16%	2.16%	—	—
*There are no rate of compensation increase assumptions for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At December 31, 2022, the actual allocation for the U.S. plans was 61% equities and equity alternatives and 39% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 79% of non-U.S. plan assets, is 14% equities and equity alternatives and 86% fixed income. At December 31, 2022, the actual allocation for the U.K. plans was 16% equities and equity alternatives and 84% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit (credit) or cost of the Company's defined benefit and other post-retirement plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit (credit) or cost for the years 2022, 2021 and 2020 are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Post-retirement
For the Years Ended December 31,	Benefits			Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Service cost	$28	$38	$36	$—	$1	$—
Interest cost	389	341	421	3	2	3
Expected return on plan assets	(778)	(832)	(844)	—	—	—
Amortization of prior service	1	—	—	(2)	(2)	(2)
Recognized actuarial loss (gain)	149	206	161	1	1	—
Net periodic benefit (credit) cost	(211)	(247)	(226)	2	2	1
Curtailment loss	—	2	—	—	—	—
Plan termination	—	—	1	—	—	—
Settlement loss	2	5	3	—	—	—
Net benefit (credit) cost	$(209)	$(240)	$(222)	$2	$2	$1

The following table provides the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2022	2021	2020	2022	2021	2020
Compensation and benefits expense	$28	$38	$36	$—	$1	$—
Other net benefit (credit) cost	(237)	(278)	(258)	2	1	1
Net benefit (credit) cost	$(209)	$(240)	$(222)	$2	$2	$1
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
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. plan, the category ranges are 46%-54% for both equities and equity alternatives, and for fixed income. For the U.K. plans, the category ranges are 11%-17% for equities and equity alternatives, and 83%-89% for fixed income. Asset allocation is frequently monitored and re-balancing actions are taken as appropriate.
Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.

U.S. Plans
The following tables provide information concerning the Company’s U.S. defined benefit pension and post-retirement benefit plans:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$6,594	$6,914	$28	$31
Interest cost	193	184	1	1
Employee contributions	—	—	3	4
Plan amendments	—	1	—	—
Actuarial gain	(1,625)	(227)	(3)	(1)
Benefits paid	(286)	(278)	(7)	(7)
Benefit obligation, December 31	$4,876	$6,594	$22	$28
Change in plan assets:
Fair value of plan assets at beginning of year	$5,537	$5,100	$2	$2
Actual return on plan assets	(1,005)	680	—	—
Employer contributions	30	35	4	3
Employee contributions	—	—	3	4
Benefits paid	(286)	(278)	(7)	(7)
Fair value of plan assets, December 31	$4,276	$5,537	$2	$2
Net funded status, December 31	$(600)	$(1,057)	$(20)	$(26)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(31)	$(31)	$(1)	$(1)
Non-current liabilities	(569)	(1,026)	(19)	(25)
Net liability recognized, December 31	$(600)	$(1,057)	$(20)	$(26)
Amounts recognized in other comprehensive income (loss):
Prior service cost	$(1)	$(1)	$—	$—
Net actuarial (loss) gain	(1,419)	(1,777)	8	3
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,420)	$(1,778)	$8	$3
Cumulative employer contributions in excess of (less than) net benefit (credit) cost	820	721	(28)	(29)
Net amount recognized in consolidated balance sheet	$(600)	$(1,057)	$(20)	$(26)
Accumulated benefit obligation at December 31	$4,876	$6,594	$—	$—

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2022	2021	2022	2021
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,777)	$(2,446)	$3	$3
Recognized as component of net benefit (credit) cost	74	90	—	(1)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Other	—	(1)	2	—
Liability experience	1,625	227	3	1
Asset experience	(1,341)	353	—	—
Total gain recognized as change in plan assets and benefit obligations	284	579	5	1
Net actuarial (loss) gain, December 31	$(1,419)	$(1,777)	$8	$3

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Post-retirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$(427)	$(722)	$272	$(4)	$—	$2
The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the U.S. defined benefit and other U.S. post-retirement plans are as follows:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
	2022	2021	2022	2021
Weighted average assumptions:
Discount rate (for expense)	3.00%	2.73%	2.56%	2.18%
Expected return on plan assets	6.88%	7.03%	—	—
Discount rate (for benefit obligation)	5.53%	3.00%	5.31%	2.56%
The accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $4.9 billion and $4.3 billion, respectively, as of December 31, 2022 and $6.6 billion and $5.5 billion, respectively, as of December 31, 2021. The decrease in the benefit obligation in 2022 compared to 2021 reflects the increase in discount rates used to measure plan liabilities.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $4.9 billion and $4.3 billion, respectively, as of December 31, 2022 and $6.6 billion and $5.5 billion, respectively, as of December 31, 2021. The decrease in the benefit obligation in 2022 compared to 2021 reflects the increase in discount rates used to measure plan liabilities.
As of December 31, 2022, the U.S. qualified plan holds 2 million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 7.8% of that plan's assets as of December 31, 2022.

The components of the net benefit (credit) cost for the U.S. defined benefit and other post-retirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2022	2021	2020	2022	2021	2020
Interest cost	$193	$184	$213	$1	$1	$1
Expected return on plan assets	(336)	(327)	(345)	—	—	—
Recognized actuarial loss (gain)	74	90	72	—	(1)	—
Net benefit (credit) cost	$(69)	$(53)	$(60)	$1	$—	$1
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 6.4% in 2022, gradually declining to 4% in 2046. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5%.
Estimated Future Contributions
The Company expects to contribute approximately $31 million to its non-qualified U.S. plans in 2023. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law. The Company was not required to and made no contributions to its U.S. qualified plans in 2022, and is not required to make any contributions in 2023.

Non-U.S. Plans
The following tables provide information concerning the Company’s non-U.S. defined benefit pension and post-retirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$12,057	$12,998	$68	$73
Service cost	28	38	—	1
Interest cost	196	157	2	1
Employee contributions	3	2	—	—
Plan combination	2	—	—	—
Actuarial (gain) loss	(3,953)	(617)	(14)	(4)
Plan amendments	—	7	—	—
Effect of settlement	(22)	(16)	—	—
Effect of curtailment	—	(2)	—	—
Benefits paid	(342)	(395)	(2)	(3)
Foreign currency changes	(1,083)	(115)	(6)	—
Benefit obligation, December 31	$6,886	$12,057	$48	$68
Change in plan assets:
Fair value of plan assets at beginning of year	$13,855	$14,028	$—	$—
Plan combination	1	—	—	—
Actual return on plan assets	(3,609)	306	—	—
Effect of settlement	(22)	(16)	—	—
Company contributions	139	95	2	3
Employee contributions	3	2	—	—
Benefits paid	(342)	(395)	(2)	(3)
Foreign currency changes	(1,261)	(165)	—	—
Fair value of plan assets, December 31	$8,764	$13,855	$—	$—
Net funded status, December 31	$1,878	$1,798	$(48)	$(68)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$2,127	$2,269	$—	$—
Current liabilities	(6)	(6)	(3)	(3)
Non-current liabilities	(243)	(465)	(45)	(65)
Net asset (liability) recognized, December 31	$1,878	$1,798	$(48)	$(68)
Amounts recognized in other comprehensive loss:
Prior service (credit) cost	$(16)	$(18)	$5	$7
Net actuarial loss	(2,610)	(2,904)	6	(10)
Total recognized accumulated other comprehensive (loss) income, December 31	$(2,626)	$(2,922)	$11	$(3)
Cumulative employer contributions in excess of (less than) net benefit (credit) cost	4,504	4,720	(59)	(65)
Net asset (liability) recognized in consolidated balance sheets, December 31	$1,878	$1,798	$(48)	$(68)
Accumulated benefit obligation, December 31	$6,776	$11,830	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2022	2021	2022	2021
Reconciliation of prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning balance	$(18)	$(13)	$7	$9
Recognized as component of net benefit (credit) cost:
Amortization of prior service credit	—	—	(2)	(2)
Effect of curtailment	—	2	—	—
Total recognized as component of net benefit (credit) cost	—	2	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	—	(7)	—	—
Exchange rate adjustments	2	—	—	—
Prior service (cost) credit, December 31	$(16)	$(18)	$5	$7

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2022	2021	2022	2021
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(2,904)	$(3,467)	$(10)	$(16)
Recognized as component of net benefit (credit) cost:
Amortization of net loss	75	116	1	2
Effect of settlement	2	5	—	—
Total recognized as component of net benefit (credit) cost	77	121	1	2
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	3,953	617	14	4
Asset experience	(4,051)	(199)	—	—
Effect of curtailment	—	2	—	—
Total amount recognized as change in plan assets and benefit obligations	(98)	420	14	4
Exchange rate adjustments	315	22	1	—
Net actuarial (loss) gain, December 31	$(2,610)	$(2,904)	$6	$(10)

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$(436)	$(745)	$261	$(13)	$(2)	$13

The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the non-U.S. defined benefit plans are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
	2022	2021	2022	2021
Weighted average assumptions:
Discount rate (for expense)	1.89%	1.49%	2.28%	1.96%
Expected return on plan assets	3.64%	3.89%	—	—
Rate of compensation increase (for expense)	3.34%	2.84%	—	—
Discount rate (for benefit obligation)	4.89%	1.89%	4.73%	2.28%
Rate of compensation increase (for benefit obligation)	3.16%	3.34%	—	—
The accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $935 million and $718 million, respectively, as of December 31, 2022 and $1.6 billion and $1.2 billion, respectively, as of December 31, 2021.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $1.0 billion and $723 million, respectively, as of December 31, 2022 and $1.7 billion and $1.2 billion, respectively, as of December 31, 2021. The decrease in the benefit obligation in 2022 compared to 2021 reflects an actuarial gain primarily due to the increase in discount rates used to measure plan liabilities.
Components of Net Benefit (Credit) or Cost
The components of the net benefit (credit) or cost for the non-U.S. defined benefit and other post-retirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Service cost	$28	$38	$36	$—	$1	$—
Interest cost	196	157	208	2	1	2
Expected return on plan assets	(442)	(505)	(499)	—	—	—
Amortization of prior service credit	1	—	—	(2)	(2)	(2)
Recognized actuarial loss	75	116	89	1	2	—
Net periodic benefit (credit) cost	(142)	(194)	(166)	1	2	—
Settlement loss	2	5	3	—	—	—
Curtailment loss	—	2	—	—	—	—
Special termination benefits	—	—	1	—	—	—
Net benefit (credit) cost	$(140)	$(187)	$(162)	$1	$2	$—
The assumed health care cost trend rate was approximately 4.91% in 2022, gradually declining to 4.45% in 2040. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans.
Estimated Future Contributions
The Company expects to contribute approximately $76 million to its non-U.S. pension plans in 2023. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.

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
In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $103 million to the JLT section in 2022 and is expected to make contributions totaling approximately $39 million in 2023.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022 based on the surplus funding position at December 31, 2021. In accordance with the agreement no deficit funding is required until 2026. The funding level will be re-assessed during 2025, as part of the December 31, 2024 actuarial valuation, to determine if contributions are required in 2026. In November 2022, as part of a long-term strategy to have greater influence over asset allocation and overall investment decisions, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million (or $541 million) over a 7 year period.
Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and post-retirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
2023	$312	$337	$3	$3
2024	$324	$344	$3	$3
2025	$337	$352	$3	$3
2026	$343	$360	$2	$3
2027	$347	$371	$2	$3
2028-2032	$1,760	$2,054	$8	$15
Defined Benefit Plans Fair Value Disclosures
The U.S. and non-U.S. plan investments are classified into Level 1, which refers to investments valued using quoted prices from active markets for identical assets; Level 2, which refers to investments not traded on an active market but for which observable market inputs are readily available; Level 3, which refers to investments valued based on significant unobservable inputs; and investments valued using net asset value ("NAV") as a practical expedient. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 10, Fair Value Measurements, for further description of fair value hierarchy leveling.

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2022 and 2021:

	Fair Value Measurements at December 31, 2022
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$43	$—	$—	$3,995	$4,038
Corporate obligations	—	2,402	—	—	2,402
Corporate stocks	527	36	1	—	564
Private equity/partnerships	—	—	—	1,433	1,433
Government securities	15	4,662	—	—	4,677
Real estate	—	—	—	261	261
Short-term investment funds	609	3	—	—	612
Company common stock	331	—	—	—	331
Other investments	10	11	308	—	329
Total investments	$1,535	$7,114	$309	$5,689	$14,647
Net derivative liabilities	—	(1,605)	—	—	(1,605)
Net investments	$1,535	$5,509	$309	$5,689	$13,042

	Fair Value Measurements at December 31, 2021
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$476	$—	$—	$5,221	$5,697
Corporate obligations	—	4,209	—	—	4,209
Corporate stocks	2,368	44	1	—	2,413
Private equity/partnerships	—	—	—	1,531	1,531
Government securities	15	7,364	—	—	7,379
Real estate	—	—	—	356	356
Short-term investment funds	681	—	—	—	681
Company common stock	348	—	—	—	348
Other investments	11	6	662	—	679
Total investments	$3,899	$11,623	$663	$7,108	$23,293
Net derivative liabilities	—	(3,899)	—	—	(3,899)
Net investments	$3,899	$7,724	$663	$7,108	$19,394

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2022 and December 31, 2021:

Assets (In millions)	Fair Value, January 1, 2022	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2022
Other investments	$662	$18	$(19)	$(302)	$—	$(51)	$—	$308
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$663	$18	$(19)	$(302)	$—	$(51)	$—	$309

Assets (In millions)	Fair Value, January 1, 2021	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2021
Other investments	$773	$19	$(15)	$(78)	$1	$(36)	$(2)	$662
Corporate stocks	1	1	—	(1)	—	—	—	1
Total assets	$774	$20	$(15)	$(79)	$1	$(36)	$(2)	$663
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
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("MMC 401(k) Plan") and the Marsh & McLennan Agency Savings and Investment Plan (collectively, the "401(k) Plans"), that are qualified under U.S. tax laws. For the 401(k) Plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations, and the Company matches a fixed portion of the employees’ contributions. In addition, the Company also amended the MMC 401(k) Plan for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plans contain an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $677 million of the 401(k) Plans' assets at December 31, 2022 and $742 million at December 31, 2021 were invested in the Company’s common stock. If a participant does not choose an investment direction for their future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $161 million in 2022, $150 million in 2021 and $145 million in 2020. In addition, the Company has significant defined contribution plans in the U.K. Effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. In addition, the Company assumed responsibility for the defined contribution section of the JLT U.K. plan. Members of the JLT U.K. plan defined contribution section transferred to the MMC U.K. Pension Fund defined contribution section in 2021. The cost of the U.K. defined contribution plan was $140 million, $141 million and $121 million in 2022, 2021 and 2020, respectively.
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
The Company's current practice is to grant non-qualified stock options, restricted stock units ("RSUs") and/or performance stock units ("PSUs") on an annual basis to certain employees as part of their annual total compensation. Senior executives are granted options and PSU awards. In addition, a small group of other employees are granted options, PSU and RSU awards and a larger group of other employees are granted RSU awards. RSU awards are also granted to new hires or as retention awards for certain employees.
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
The estimated fair value of options granted is calculated using the Black-Scholes option pricing valuation model. This model considers several factors and assumptions. The expected dividend yield is based on expected dividends for the expected life of the stock options.
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Risk-free interest rate	1.88%	0.79%	1.44%
Expected life (in years)	5.8	6.0	6.0
Expected volatility	22.58%	23.45%	20.33%
Expected dividend yield	1.41%	1.58%	1.53%
A summary of the status of the Company’s stock option awards as of December 31, 2022 and changes during the year then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2022	7,217,125	$90.17
Granted	1,026,615	$151.37
Exercised	(648,016)	$77.37
Forfeited	(62,679)	$141.68
Balance as of December 31, 2022	7,533,045	$99.18	5.9 years	$494,391
Options vested or expected to vest at December 31, 2022	7,458,604	$98.96	6.1 years	$491,121
Options exercisable at December 31, 2022	4,634,039	$82.46	4.7 years	$381,622
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted in 2022, 2021 and 2020 was $31.38, $22.25 and $21.09, respectively. The total intrinsic value of options exercised during the same periods was $56 million, $138 million and $159 million, respectively.
As of December 31, 2022, there was $22 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.43 years. Cash received from the exercise of stock options in 2022, 2021 and 2020 was $50 million, $103 million and $72 million, respectively.

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
The payout for PSU awards granted prior to 2020 is based on the achievement of the Company's performance measures, based on adjusted EPS growth as modified for executive compensation purposes and measured on a three-year annualized growth basis, and paid out generally at the end of February after the three-year performance period is completed. The Company accounts for these awards as performance condition restricted stock units. The performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management’s estimate of the number of units expected to vest and shares to be paid and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period.
The payout for PSU awards granted beginning in 2020 is based on the achievement of the Company's adjusted EPS growth as well as a relative total stockholder return ("TSR") modifier versus the S&P 500 constituents. The TSR modifier is a market condition with the grant-date fair value determined using a Monte Carlo simulation model. The Monte Carlo model considers several factors and assumptions including the risk-free interest rate, historical volatility of and correlations between the stock prices of the Company and the S&P 500 constituents, and the Company’s relative TSR versus S&P 500 constituents for the brief portion of the three-year performance period prior to the grant date.
The number of shares earned at the end of the three-year vesting period will vary, based on actual Company financial performance, and for 2020, 2021 and 2022 PSU awards, relative TSR, from 0% to 200% of the number of performance share units granted.
The assumptions used in the Monte Carlo simulation model for PSU awards granted with the TSR modifier by the Company in 2022 include:

2022
Risk-Free Interest Rate	1.75%
Dividend Yield	1.4%
Volatility	25.0%
Initial TSR	(12.8)%
A summary of the status of the Company's RSU and PSU awards as of December 31, 2022 and changes during the period then ended are presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2022	5,548,462	$110.86	662,190	$114.35
Granted	2,048,576	$152.34	212,875	$151.00
Vested	(3,173,780)	$104.56	(208,730)	$91.12
Forfeited	(240,563)	$127.32	(27,357)	$132.57
Non-vested balance at December 31, 2022	4,182,695	$135.01	638,978	$133.36
The weighted-average grant-date fair value of the Company's RSU awards granted in 2021 and 2020 was $120.19 and $118.20, respectively. The weighted-average grant-date fair value of the Company's PSU awards granted in 2021 and 2020 was $122.77 and $127.71, respectively. The total fair value of the shares distributed in 2022, 2021 and 2020 in connection with the Company's non-option equity awards was $560 million, $278 million and $290 million, respectively.
The payout of shares in 2022 with respect to the PSU awards granted in 2019 was 195% of target based on performance for the three-year performance period. In aggregate, 407,203 shares became distributable in respect to PSUs vested in 2022.
As of December 31, 2022, there was $351 million of unrecognized compensation cost related to the Company's RSU and PSU awards. The weighted-average period over which that cost is expected to be recognized is approximately one year.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. In accordance with the current terms of the 1999 Plan, shares are purchased four times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. In accordance with the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007 and the addition of 4,750,000 shares due to a shareholder action in May 2018, no more than 40,350,000 shares of the Company's common stock may be sold. Employees purchased 322,999 shares in 2022 and at December 31, 2022, 4,193,759 shares were available for issuance for the 1999 Plan.
In accordance with the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, the addition of 4,000,000 shares due to a shareholder action in May 2007 and reducing the shares available by 1,000,000 consistent with the Company's Board of Directors' action in March 2018, no more than 11,000,000 shares of the Company's common stock may be sold. Employees purchased 113,321 shares in 2022 and there were 920,811 shares available for issuance at December 31, 2022 for the International Plan. The plans are considered non-compensatory.
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
Contingent Purchase Consideration Assets and Liability - Level 3
Purchase consideration for some acquisitions and dispositions made by the Company include contingent consideration arrangements. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration asset and liability is estimated as the present value of future cash flows to be paid, based on projections of revenue and earnings and related targets of the acquired and disposed entities.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

(In millions)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/22	12/31/21	12/31/22	12/31/21	12/31/22	12/31/21	12/31/22	12/31/21
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$6	$61	$—	$—	$—	$—	$6	$61
Mutual funds (a)	162	192	—	—	—	—	162	192
Money market funds (b)	146	425	—	—	—	—	146	425
Other equity investment (a)	—	—	13	8	—	—	13	8
Contingent purchase consideration asset (c)	—	—	—	—	3	5	3	5
Total assets measured at fair value	$314	$678	$13	$8	$3	$5	$330	$691
Fiduciary Assets:
U.S. treasury bills (d)	$—	$55	$—	$—	$—	$—	$—	$55
Money market funds	201	527	—	—	—	—	201	527
Total fiduciary assets measured at fair value	$201	$582	$—	$—	$—	$—	$201	$582
Liabilities:
Contingent purchase consideration liability(e)	$—	$—	$—	$—	$377	$352	$377	$352
Total liabilities measured at fair value	$—	$—	$—	$—	$377	$352	$377	$352
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Maturity dates of three months or less.
(e) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the table reflect contingent purchase consideration from the sale of businesses. The change in the contingent purchase consideration assets from December 31, 2021 is driven by cash receipts.

In 2022 and 2021, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2022 and December 31, 2021.

(In millions)	2022	2021
Balance at January 1,	$352	$243
Net additions	46	107
Payments	(70)	(77)
Revaluation impact	49	81
Other (a)	—	(2)
Balance at December 31,	$377	$352
(a) Primarily reflects the impact of foreign exchange.
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $215 million and $207 million at December 31, 2022 and 2021, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $56 million and $58 million at December 31, 2022 and 2021, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis. In December 2021, the Company increased its ownership in Marsh India from 49% to 92%. Prior to the increase in ownership, the Company accounted for the investment under the equity method of accounting.
Private Equity Investments
The Company's investments in private equity funds were $159 million and $149 million at December 31, 2022 and 2021, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $18 million, $56 million and $3 million from these investments in 2022, 2021 and 2020, respectively.
The Company has commitments for potential future investments of approximately $160 million in private equity funds that invest primarily in financial services companies.
Other Investments
At December 31, 2022 and 2021, the Company held certain equity investments with readily determinable market values of $17 million and $75 million, respectively. In 2022, 2021, and 2020, the Company recorded mark-to-market investment gains on these investments of $11 million and $5 million, and losses of $27 million, respectively.
The Company also held investments without readily determinable market values of $42 million and $36 million at December 31, 2022 and 2021, respectively.
In 2022, the Company sold certain of these investments for cash proceeds of approximately $62 million, including its remaining investment in the common stock of AF, and recorded a net loss of $4 million.

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
The U.S. dollar value of the Euro notes decreased by $82 million in 2022 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a gain as a decrease to accumulated other comprehensive loss for the year ended December 31, 2022.
12.    Leases
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. The Company’s leases have no restrictions on the payment of dividends, the acquisition of debt or entering into additional lease obligations. The leases also do not contain any significant purchase options. Operating leases are recognized on the consolidated balance sheets as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at the commencement date of the lease.
The Company determined that $118 million and $16 million of its ROU assets were impaired and recorded a charge to the consolidated statements of income in 2022 and 2021, respectively.
The following table provides additional information about the Company’s property leases:

For the Years Ended December 31, (In millions, except weighted average data)	2022	2021
Lease Cost:
Operating lease cost (a)	$343	$374
Short-term lease cost	4	4
Variable lease cost	133	144
Sublease income	(17)	(20)
Net lease cost	$463	$502
Other information:
Operating cash outflows from operating leases	$380	$412
Right of use assets obtained in exchange for new operating lease liabilities	$196	$348
Weighted-average remaining lease term – real estate	8.37 years	8.87 years
Weighted-average discount rate – real estate leases	2.90%	2.72%
(a) Excludes ROU asset impairment charges.

Future minimum lease payments for the Company’s operating leases as of December 31, 2022 are as follows:

(In millions)	Real Estate Leases
2023	$362
2024	324
2025	291
2026	268
2027	232
Subsequent years	751
Total future lease payments	2,228
Less: imputed interest	(251)
Total	$1,977
Current lease liabilities	$310
Long-term lease liabilities	1,667
Total lease liabilities	$1,977
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
As of December 31, 2022, the Company had additional operating real estate leases that had not yet commenced of $33 million. These operating leases will commence over the next 12 months.

13.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2022	2021
Short-term:
Current portion of long-term debt	$268	$17
	268	17
Long-term:
Senior notes – 3.30% due 2023	—	349
Senior notes – 4.05% due 2023	250	249
Senior notes – 3.50% due 2024	599	599
Senior notes – 3.875% due 2024	998	997
Senior notes – 3.50% due 2025	499	498
Senior notes – 1.349% due 2026	587	629
Senior notes – 3.75% due 2026	598	598
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	576	614
Senior notes – 2.25% due 2030	739	739
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.750% due 2032	493	—
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,238	1,238
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.250% due 2052	492	—
Mortgage – 5.70% due 2035	301	316
Other	4	3
	11,495	10,950
Less current portion	268	17
	$11,227	$10,933
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
In October 2022, the Company increased its short-term commercial paper financing program to $2.8 billion from $2.0 billion. The Company had previously increased its short-term commercial financial program on April 9, 2021, to $2.0 billion from $1.5 billion. The Company had no commercial paper outstanding at December 31, 2022 and 2021.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility") entered into on April 1, 2021. The interest rate on the Credit Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The Credit Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of December 31, 2022 and 2021, the Company had no borrowings under this facility.

In connection with the Credit Facility, the Company terminated its previous multi-currency unsecured $1.8 billion five-year and its unsecured $1 billion 364-day revolving credit facilities.
In May 2022, the Company secured a $250 million uncommitted revolving credit facility. The facility expires in May 2023, and has similar coverage and leverage ratios as the Credit Facility. The Company had no outstanding borrowings under this facility at December 31, 2022.
The Company also maintains other credit facilities, guarantees and letters of credit with various banks aggregating $514 million at December 31, 2022 and $508 million at December 31, 2021. There were no outstanding borrowings under these facilities at December 31, 2022 and December 31, 2021.
Senior Notes
In October 2022, the Company issued $500 million of 5.75% senior notes due 2032 and $500 million of 6.25% senior notes due 2052. The Company used the net proceeds from these issuances for general corporate purposes, and repaid $350 million of 3.30% senior notes in November 2022, with an original maturity date of March 2023.
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
Scheduled repayments of long-term debt in 2023 and in the four succeeding years are $268 million, $1.6 billion, $518 million, $1.2 billion and $21 million, respectively.
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

	December 31, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$268	$265	$17	$17
Long-term debt	$11,227	$10,544	$10,933	$12,466
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
14.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The Company incurred $219 million related to these activities, primarily severance and lease exit charges. Based on current estimates, the Company anticipates that these activities will continue throughout 2023 and into 2024. However, additional charges are unlikely to exceed costs incurred in 2022. The Company's plans are still being finalized, which may change the expected timing, estimates of expected costs and related savings, as the Company continues to refine its detailed plans for each business and location.
Restructuring activities also include charges related to improving the Company's global information technology and HR functions, JLT integration costs, and improving efficiencies and client services related to the Marsh operational excellence program. Expenses also reflect additional lease related exit charges of $89 million in the Risk and Insurance Services segment for a legacy JLT U.K. location.
In 2022, the Company incurred costs related to these initiatives of $427 million, reflecting $254 million in RIS, $77 million in Consulting, and $96 million and in Corporate.

In 2021, the Company incurred restructuring costs of $163 million, reflecting $84 million in RIS, $48 million in Consulting, and $31 million in Corporate.
Details of the restructuring activity from January 1, 2021 through December 31, 2022, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at 1/1/21	$52	$51	$2	$1	$106
2021 charges	38	31	23	71	163
Cash payments	(55)	(26)	(25)	(72)	(178)
Non-cash charges	—	(22)	—	—	(22)
Liability at 12/31/21	$35	$34	$—	$—	$69
2022 charges	111	195	15	106	427
Cash payments	(58)	(25)	(6)	(104)	(193)
Non-cash charges	—	(148)	(9)	—	(157)
Liability at 12/31/22	$88	$56	$—	$2	$146
(a) Includes ROU and fixed asset impairments and other related costs.
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
In 2022, the Company repurchased 12.2 million shares of its common stock for $1.9 billion. The Company remains authorized to repurchase up to approximately $4.3 billion in shares of its common stock. There is no time limit on the authorization. In 2021, the Company repurchased 7.9 million shares of its common stock for $1.2 billion.
The Company issued approximately 3.5 million and 3.8 million shares related to stock compensation and employee stock purchase plans during the years ended December 31, 2022 and 2021, respectively.
16. Claims, Lawsuits and Other Contingencies
Acquisition of Jardine Lloyd Thompson Group plc
On April 1, 2019, the Company completed its previously announced acquisition of all of the outstanding shares of JLT. Upon the consummation of the acquisition of JLT, the Company assumed the legal liabilities and became responsible for JLT’s litigation and regulatory exposures as of April 1, 2019.
Nature of Contingencies
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the course of our business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims often seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims in accordance with FASB guidance on Contingencies - Loss Contingencies, the Company utilizes case level reviews by inside and outside counsel, and internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Our activities are regulated under the laws of the U.S. and its various states, the U.K., the E.U. and its member states, and the many other jurisdictions in which the Company operates. The Company also receives subpoenas in the ordinary course of business, and from time, to time requests for information in connection with government investigations.
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
•In 2017, JLT identified payments to a third-party introducer that had been directed to unapproved bank accounts. These payments related to reinsurance placements made on behalf of an Ecuadorian state-owned insurer between 2014 and 2017. In early 2018, JLT voluntarily reported this matter to law enforcement authorities. In February and March 2020, money laundering charges were filed in the United States against a former employee of JLT, the principals of the third-party introducer and a former official of the state-owned insurer. These individuals, including the former JLT employee, have since pleaded guilty to criminal charges. In March 2022, the U.S. Department of Justice (DOJ) issued a declination letter declining to pursue any charges against any JLT entity and seeking disgorgement of $29 million in alleged gross profits on this account. As previously disclosed, the Company recorded a charge for this amount in the fourth quarter of 2021. In addition, in March 2022, the Colombian Superintendecia de Sociedades (SS) concluded its investigation of this matter and notified JLT of its intention to seek $2 million in civil penalties which was recorded in the first quarter of 2022. The SS issued its final resolution in May 2022. In June 2022, JLT reached an agreement to settle the investigation by the U.K. Financial Conduct Authority (FCA) for £7.9 million (or $11 million) in civil penalties which concluded the FCA’s investigation into this matter, and the Company recorded a charge for this amount in the second quarter of 2022.
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
Consulting Segment
•In 2014, the FCA conducted an industry-wide review of the suitability of financial advice provided to individuals by a number of companies, including JLT, relating to enhanced transfer value ("ETV") defined benefit pension transfers. In January 2015, the FCA notified JLT that it was commissioning a Skilled Person review of ETV pension transfer advice given by JLT and a business acquired by JLT in 2012. Following the Skilled Person review, which took place between 2015 and 2018, JLT engaged a compliance consulting firm to conduct an analysis of approximately 14,000 individual files to assess the suitability of the advice provided and, where appropriate, the amount of redress to be paid. In February 2019, prior to the completion of its acquisition by the Company, JLT recorded a gross liability of £59 million (or $77 million). This preliminary estimate by JLT reflected projected redress amounts based on the limited number of files examined as part of the Skilled Person's review and report. Thereafter, the FCA expanded the scope of the review. As of December 31, 2020, the updated redress liability, including the projected costs of completing the review, increased to £155 million (or $210 million) resulting from the expansion in the scope of the review, and the significant progress made in completing the individual suitability reviews. Payments of redress and expenses in 2021 and 2022 reduced the recorded liability to £5 million (or $6 million) as of December 31, 2022. The suitability review and calculation redress for affected costumers is now complete, and redress payments have been made. In July 2022, the FCA notified JLT that it had closed its review of this matter. This gross liability has been, and we anticipate will continue to be, partially offset by a contractual indemnity obligation and insurance recoveries from third-party E&O insurers.
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

17.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s segments are:
▪Risk and Insurance Services, comprising insurance services (Marsh) and reinsurance services (Guy Carpenter); and
▪Consulting, comprising Mercer and Oliver Wyman Group.
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to restructuring costs but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Years Ended December 31, (In millions)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2022 –
Risk and Insurance Services	$12,645	(a)	$3,089	$22,776	(c)	$469	$283
Consulting	8,139	(b)	1,553	10,032	(d)	158	109
Total Segments	20,784		4,642	32,808		627	392
Corporate/Eliminations	(64)		(362)	646	(e)	92	78
Total Consolidated	$20,720		$4,280	$33,454		$719	$470
2021 –
Risk and Insurance Services	$12,085	(a)	$3,080	$21,996	(c)	$505	$214
Consulting	7,789	(b)	1,504	10,346	(d)	171	109
Total Segments	19,874		4,584	32,342		676	323
Corporate/Eliminations	(54)		(272)	2,046	(e)	71	83
Total Consolidated	$19,820		$4,312	$34,388		$747	$406
2020 –
Risk and Insurance Services	$10,337	(a)	$2,346	$20,612	(c)	$500	$170
Consulting	6,976	(b)	994	9,571	(d)	174	107
Total Segments	17,313		3,340	30,183		674	277
Corporate/Eliminations	(89)		(274)	2,866	(e)	67	71
Total Consolidated	$17,224		$3,066	$33,049		$741	$348
(a) Includes inter-segment revenue of $5 million in each of 2022, 2021 and 2020, interest income on fiduciary funds of $120 million, $15 million and $46 million in 2022, 2021 and 2020, respectively, and equity method income of $12 million, $31 million and $27 million in 2022, 2021 and 2020, respectively. Revenue in 2022 also includes the loss on deconsolidation of the Russian businesses of $27 million. Revenue in 2021 includes the gain on the consolidation of Marsh India of $267 million and a net gain on disposition of business of approximately $50 million.
(b) Includes inter-segment revenue of $59 million, $49 million and $84 million in 2022, 2021 and 2020, respectively, and equity method income of $1 million in 2022 and $5 million in 2020, respectively. Revenue in 2022, also includes a net gain on the sale of the Mercer U.S. affinity business of $112 million, partially offset by the loss on deconsolidation of the Russian businesses of $12 million.
(c) Includes equity method investments of $50 million, $53 million and $165 million at December 31, 2022, 2021 and 2020, respectively.
(d) Includes equity method investments of $6 million at December 31, 2022 and $5 million at December 31, 2021 and 2020.
(e) Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions)	2022	2021	2020
Risk and Insurance Services
Marsh	$10,585	$10,214	$8,628
Guy Carpenter	2,060	1,871	1,709
Total Risk and Insurance Services	12,645	12,085	10,337
Consulting
Mercer	5,345	5,254	4,928
Oliver Wyman Group	2,794	2,535	2,048
Total Consulting	8,139	7,789	6,976
Total Segments	20,784	19,874	17,313
Corporate/Eliminations	(64)	(54)	(89)
Total	$20,720	$19,820	$17,224
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions)	2022		2021		2020
Revenue
United States	$10,215	(a)	$9,343		$8,168
United Kingdom	3,114		3,130	(c)	2,818
Continental Europe	3,223	(b)	3,219		2,881
Asia Pacific	2,537		2,617	(d)	2,093
Other	1,695		1,565		1,353
	20,784		19,874		17,313
Corporate/Eliminations	(64)		(54)		(89)
Total	$20,720		$19,820		$17,224
(a) Revenue in 2022 includes a net gain from the sale of the Mercer U.S. affinity business of $112 million.
(b) Revenue in 2022 includes the loss on deconsolidation of the Company's Russian businesses at Marsh and Oliver Wyman of $27 million and $12 million, respectively.
(c) Revenue in 2021 includes a net gain on the disposition of businesses of approximately $50 million.
(d) Revenue in 2021 includes gain on the consolidation of Marsh India of $267 million.

For the Years Ended December 31,
(In millions)	2022	2021	2020
Fixed Assets, Net
United States	$473	$484	$492
United Kingdom	166	116	115
Continental Europe	68	68	74
Asia Pacific	81	96	105
Other	83	83	70
Total	$871	$847	$856

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company is subject to a significant number of claims, lawsuits and proceedings in the ordinary course of business. Such claims and lawsuits consist principally of alleged errors and omissions ("E&O") in connection with the performance of professional services. These claims may seek damages, including punitive and treble damages, in amounts that could be significant. The Company uses case level reviews performed by inside and outside counsel, internal actuarial analysis and other methods to estimate potential losses resulting from reported and unreported claims.
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
February 13, 2023
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

(b)Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 13, 2023, expressed an unqualified opinion on those financial statements.
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
February 13, 2023

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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2023 Proxy Statement.
The executive officers and executive officer appointees of the Company are Paul Beswick, Katherine J. Brennan, John Q. Doyle, Martine Ferland, Carmen Fernandez, Dean Klisura, Mark C. McGivney, Martin South and Nick Studer. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2023 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee" and "Additional Information—Transactions with Management and Others" is incorporated herein by reference.
Item 11.    Executive Compensation.
The information set forth in the sections "Additional Information—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2023 Proxy Statement is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2023 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2023 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2023 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:
(1)Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2022
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2022
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2022
Notes to Consolidated Financial Statements
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

(4.18)     Fifteenth Supplemental Indenture, dated October 31, 2022, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 2022)
(4.19)     Description of Marsh & McLennan Companies, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
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
(10.42)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2022 through February 1, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.43)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2022 through February 1, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.44)*Form of Restricted Stock Unit Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.45)*Form of Performance Stock Unit Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.46)*Form of Stock Option Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.47)*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)
(10.48)*Amendment to the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.49)*Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2020)
(10.50)2023 Amendment to the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan effective January 12, 2023
(10.51)*Amendments to Certain Marsh & McLennan Companies Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.52)*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.53)*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.54)*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.55)*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
(10.56)*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.57)*Third Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.58)*Fourth Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)
(10.59)Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement effective January 1, 2022)
(10.60)*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.61)*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016
(10.62)*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.63)*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)
(10.64)*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
(10.65)*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)
(10.66)*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
(10.67)*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
(10.68)*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2021 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)
(10.69)*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
(10.70)*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
(10.71)*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)
(10.72)*Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.73)*Letter Agreement, effective as of February 22, 2017, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)
(10.74)*Letter Agreement, dated as of September 18, 2019, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
(10.75)*Letter Agreement Amendment, dated September 23, 2022, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2022)
(10.76)*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.77)*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.78)*Letter Agreement, effective as of January 17, 2018, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.79)*Letter Agreement, effective as of January 16, 2019, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.80)*Letter Agreement, effective as of September 22, 2022, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)
(10.81)*Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.82)*Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.83)*Letter Agreement, effective as of January 15, 2020, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.84)*Letter Agreement, effective as of January 1, 2022 between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)
(10.85)*Letter Amendment, dated November 10, 2022, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company's Current Report on Form 8-K/A dated September 26, 2022)
(10.86)*Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.87)*Non-Competition and Non-Solicitation Agreement, effective as of March 1, 2016, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.88)*Letter Agreement, effective as of January 20, 2021, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.89)*Letter Agreement, effective as of April 1, 2022, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.90)*Letter Agreement, effective as of February 19, 2019, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.91)*Non-Competition and Non-Solicitation Agreement, effective as of June 1, 2016, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.92)*Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.93)Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.94)Paying Agency Agreement, dated as of March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)
(10.95)Shareholder Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.96)Form of Director Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.97)Bridge Loan Agreement, dated as of September 18, 2018 by and between Marsh & McLennan Companies, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.98)Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)
(10.99)Amended and Restated 5 Year Credit Agreement, dated as of April 2, 2021, among Marsh & McLennan Companies, Inc., the designated subsidiaries party thereto as borrowers, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2021)
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

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 13, 2023	By	/S/ JOHN Q. DOYLE
John Q. Doyle President and Chief Executive Officer
Each person whose signature appears below hereby constitutes and appoints Courtenay Birchler and Connor Kuratek, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 13th day of February, 2023.

Name	Title	Date

/S/ JOHN Q. DOYLE John Q. Doyle	Director, President & Chief Executive Officer	February 13, 2023

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 13, 2023

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 13, 2023

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 13, 2023

/S/ HAFIZE GAYE ERKAN Hafize Gaye Erkan	Director	February 13, 2023

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 13, 2023

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 13, 2023

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 13, 2023

/S/ TAMARA INGRAM Tamara Ingram	Director	February 13, 2023

/S/ JANE H. LUTE Jane H. Lute	Director	February 13, 2023

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 13, 2023

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 13, 2023

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 13, 2023

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 13, 2023

/S/ R. DAVID YOST R. David Yost	Director	February 13, 2023