Form 10-Q
period 2023-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2023-04-20
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Chicago Stock Exchange
London Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of April 17, 2023, there were outstanding 494,721,334 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from conflicts such as the war in Ukraine, slower GDP growth or recession, capital markets volatility, instability in the banking sector and inflation;
•the increasing prevalence of ransomware, supply chain and other forms of cyber attacks, and their potential to disrupt our operations, or the operations of our third party vendors, and result in the disclosure of confidential client or company information;
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
•the impact of changes in tax laws, guidance and interpretations, such as the implementation of the Organization for Economic Cooperation and Development international tax framework, or disagreements with tax authorities; and
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and insurer revenue streams.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenue	$5,924	$5,549
Expense:
Compensation and benefits	3,207	3,100
Other operating expenses	991	1,004
Operating expenses	4,198	4,104
Operating income	1,726	1,445
Other net benefit credits	58	62
Interest income	14	1
Interest expense	(136)	(110)
Investment income	2	26
Income before income taxes	1,664	1,424
Income tax expense	412	338
Net income before non-controlling interests	1,252	1,086
Less: Net income attributable to non-controlling interests	17	15
Net income attributable to the Company	$1,235	$1,071
Net income per share attributable to the Company:
– Basic	$2.50	$2.13
– Diluted	$2.47	$2.10
Average number of shares outstanding:
– Basic	495	503
– Diluted	500	509
Shares outstanding at March 31,	495	502
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income before non-controlling interests	$1,252	$1,086
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	119	(169)
(Loss) gain related to pension/post-retirement plans	(58)	86
Other comprehensive income (loss) before tax	61	(83)
Income tax (credit) expense on other comprehensive loss	(19)	21
Other comprehensive income (loss), net of tax	80	(104)
Comprehensive income	1,332	982
Less: comprehensive income attributable to non-controlling interest	17	15
Comprehensive income attributable to the Company	$1,315	$967
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,006	$1,442
Receivables
Commissions and fees	5,966	5,293
Advanced premiums and claims	98	103
Other	790	616
	6,854	6,012
Less-allowance for credit losses	(154)	(160)
Net receivables	6,700	5,852
Other current assets	1,407	1,005
Total current assets	9,113	8,299
Goodwill	16,300	16,251
Other intangible assets	2,452	2,537
Fixed assets (net of accumulated depreciation and amortization of $1,579 at March 31, 2023 and $1,531 at December 31, 2022)	867	871
Pension related assets	2,200	2,127
Right of use assets	1,586	1,562
Deferred tax assets	369	358
Other assets	1,471	1,449
	$34,358	$33,454
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,111	$268
Accounts payable and accrued liabilities	3,406	3,278
Accrued compensation and employee benefits	1,443	3,095
Current lease liabilities	306	310
Accrued income taxes	356	221
Dividends payable	292	—
Total current liabilities	7,914	7,172
Fiduciary liabilities	10,834	10,660
Less – cash and cash equivalents held in a fiduciary capacity	(10,834)	(10,660)
	—	—
Long-term debt	10,841	11,227
Pension, post-retirement and post-employment benefits	896	921
Long-term lease liabilities	1,723	1,667
Liabilities for errors and omissions	355	355
Other liabilities	1,433	1,363
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2023 and December 31, 2022	561	561
Additional paid-in capital	1,064	1,179
Retained earnings	20,949	20,301
Accumulated other comprehensive loss	(5,234)	(5,314)
Non-controlling interests	243	229
	17,583	16,956
Less – treasury shares, at cost, 65,836,882 shares at March 31, 2023 and 65,855,914 shares at December 31, 2022	(6,387)	(6,207)
Total equity	11,196	10,749
	$34,358	$33,454
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions)	2023	2022
Operating cash flows:
Net income before non-controlling interests	$1,252	$1,086
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	84	89
Amortization of intangible assets	85	91
Non-cash lease expense	73	77
Adjustments and payments related to contingent consideration assets and liabilities	8	10
Deconsolidation of Russian businesses	—	39
Net gain on investments	(2)	(26)
Net loss (gain) on disposition of assets	21	(1)
Share-based compensation expense	99	105
Changes in assets and liabilities:
Net receivables	(775)	(429)
Other assets	(163)	(117)
Accrued compensation and employee benefits	(1,670)	(1,528)
Provision for taxes, net of payments and refunds	189	144
Contributions to pension and other benefit plans in excess of current year credit	(75)	(125)
Other liabilities	134	(33)
Operating lease liabilities	(79)	(84)
Net cash used for operations	(819)	(702)
Financing cash flows:
Purchase of treasury shares	(300)	(500)
Net proceeds from issuance of commercial paper	594	825
Borrowings from term-loan and credit facilities	250	—
Proceeds from issuance of debt	589	—
Repayments of debt	(4)	(4)
Shares withheld for taxes on vested units – treasury shares	(136)	(134)
Issuance of common stock from treasury shares	42	34
Payments of deferred and contingent consideration for acquisitions	(13)	(16)
Receipts of contingent consideration for dispositions	2	3
Distributions of non-controlling interests	(3)	(7)
Dividends paid	(296)	(272)
Change in fiduciary liabilities	48	926
Net cash provided by financing activities	773	855
Investing cash flows:
Capital expenditures	(84)	(122)
Purchases of long term investments	(4)	(8)
Dispositions	(20)	(4)
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(263)	(24)
Other, net	3	(1)
Net cash used for investing activities	(368)	(159)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	152	(136)
Decrease in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(262)	(142)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	12,102	11,375
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$11,840	$11,233

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at March 31,	2023	2022
(In millions)
Cash and cash equivalents	$1,006	$772
Cash and cash equivalents held in a fiduciary capacity	10,834	10,461
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$11,840	$11,233
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,179	$1,112
Change in accrued stock compensation costs	(190)	(145)
Issuance of shares under stock compensation plans and employee stock purchase plans	75	59
Balance, end of period	$1,064	$1,026
RETAINED EARNINGS
Balance, beginning of period	$20,301	$18,389
Net income attributable to the Company	1,235	1,071
Dividend equivalents declared	(4)	(4)
Dividends declared	(583)	(540)
Balance, end of period	$20,949	$18,916
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,314)	$(4,575)
Other comprehensive income (loss), net of tax	80	(104)
Balance, end of period	$(5,234)	$(4,679)
TREASURY SHARES
Balance, beginning of period	$(6,207)	$(4,478)
Issuance of shares under stock compensation plans and employee stock purchase plans	120	91
Purchase of treasury shares	(300)	(500)
Balance, end of period	$(6,387)	$(4,887)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$229	$213
Net income attributable to non-controlling interests	17	15
Distributions and other changes	(3)	(9)
Balance, end of period	$243	$219
TOTAL EQUITY	$11,196	$11,156
Dividends declared per share	$1.18	$1.07
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
The Risk and Insurance Services segment ("RIS") includes risk management activities (risk advice, risk transfer, and risk control and mitigation solutions) as well as insurance and reinsurance broking and services for businesses, public entities, insurance companies, associations, professional services organizations, and private clients. The Company conducts business in this segment through Marsh and Guy Carpenter. Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and identify and capitalize on emerging opportunities.
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
2.     Principles of Consolidation and Other Matters
The Company prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. For interim filings, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) have been omitted pursuant to such rules and regulations. The Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").
The accompanying consolidated financial statements include all wholly-owned and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three months ended March 31, 2023 and 2022.
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

The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including inflation, volatility in interest rates, and the war in Ukraine to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end-of-term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At March 31, 2023, the Company maintained $401 million compared to $348 million at December 31, 2022 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three months ended March 31, 2023 and 2022, respectively.
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
The Company holds investments in certain private equity funds. Investments in private equity funds are accounted for in accordance with the equity method of accounting using a consistently applied three-month lag period adjusted for any known significant changes from the lag period to the reporting date of the Company. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. Investment gains or losses for its proportionate share of the change in fair value of the funds are recorded in earnings. Investments accounted for in accordance with the equity method of accounting are included in other assets in the consolidated balance sheets.
The Company recorded net investment income of $2 million for the three months ended March 31, 2023 compared to investment income of $26 million for the three months ended March 31, 2022.
Income Taxes
The Company's effective tax rate for the three months ended March 31, 2023 was 24.7%, compared with 23.7% for the corresponding quarter of 2022.
The tax rates in both periods reflect the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, nontaxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and/or losses. The rate in the first quarter of 2023 reflects the previously enacted change in the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The blended U.K. statutory tax rate for 2023 is 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 1.3% and 1.8% for the three months ended March 31, 2023 and 2022, respectively.
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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $107 million at March 31, 2023, and $97 million at December 31, 2022. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $53 million within the next twelve months due to settlement of audits and expirations of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company evaluated the provisions of the new legislation, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The IRA was effective as of January 1, 2023 and does not have a significant impact on the Company's financial results of operations for the current year.
Restructuring Costs
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
Other costs related to restructuring, such as moving, legal or consulting costs are recognized as incurred. These costs are included in other operating expenses in the consolidated statements of income.
Foreign Currency
The financial statements of our international subsidiaries are translated from functional currency to U.S. dollars using month-end exchange rates for assets and liabilities, and average monthly exchange rates during the period for revenues and expenses. Translation adjustments are recorded in accumulated other comprehensive income (loss) ("AOCI") within the consolidated statements of equity. Foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in operating income in the consolidated statements of income.
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

The Company's revenue policies are provided in more detail in Note 2, Revenue, in the Form 2022 10-K.
The following table disaggregates components of the Company's revenue:

	Three Months Ended March 31,
(In millions)	2023	2022
Marsh:
EMEA (a) (b)	$932	$869
Asia Pacific (a)	312	294
Latin America	115	104
Total International	1,359	1,267
U.S./Canada	1,385	1,279
Total Marsh	2,744	2,546
Guy Carpenter	1,071	999
Subtotal	3,815	3,545
Fiduciary interest income	91	4
Total Risk and Insurance Services	$3,906	$3,549

Mercer:
Wealth (c)	$581	$617
Health	545	524
Career	218	202
Total Mercer	1,344	1,343
Oliver Wyman Group (b)	687	667
Total Consulting	$2,031	$2,010
(a) Starting in the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.
(b) Revenue in 2022 includes the loss on deconsolidation of the Company's Russian businesses at Marsh and Oliver Wyman of $27 million and $12 million, respectively.
(c) Revenue in 2023 includes the loss on sale of a small individual financial advisory business in Canada of $19 million.
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	March 31, 2023	December 31, 2022
Contract assets	$366	$335
Contract liabilities	$906	$837
The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to quota share reinsurance brokerage and contingent insurer revenue. The Company does not have the right to bill and collect revenue for quota share brokerage until the underlying policies written by the ceding insurer attach to the treaty. Estimated revenue related to the achievement of volume or loss ratio metrics cannot be billed or collected until all related policy placements are completed and the contingency is resolved.
Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the contract liability balance at the beginning of each of those periods was $293 million and $280 million, respectively.
The amount of revenue recognized for the three months ended March 31, 2023 and 2022 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $17 million and $24 million, respectively.

The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $236 million, primarily related to Mercer. The Company expects revenue in 2023, 2024, 2025, 2026, and 2027 and beyond of $96 million, $65 million, $42 million, $21 million and $12 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
The Company, in its capacity as an insurance broker or agent, generally collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. The Company's fiduciary assets primarily include bank or short-term time deposits and liquid money market funds, classified as cash and cash equivalents. Risk and Insurance Services revenue includes interest on fiduciary funds of $91 million and $4 million for the three months ended March 31, 2023 and 2022, respectively. Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities.
Net uncollected premiums and claims and the related payables were $13.4 billion at March 31, 2023, and $13.0 billion at December 31, 2022. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net income before non-controlling interests	$1,252	$1,086
Less: Net income attributable to non-controlling interests	17	15
Net income attributable to the Company	$1,235	$1,071
Basic weighted average common shares outstanding	495	503
Dilutive effect of potentially issuable common shares	5	6
Diluted weighted average common shares outstanding	500	509
Average stock price used to calculate common stock equivalents	$166.93	$157.49

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the three months ended March 31, 2023 and 2022.

(In millions)	2023	2022
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$17	$30
Acquisition-related deposit	252	—
Liabilities assumed	(2)	(2)
Contingent/deferred purchase consideration	(4)	(4)
Net cash outflow for acquisitions	$263	$24

(In millions)	2023	2022
Interest paid	$165	$171
Income taxes paid, net of refunds	$223	$201
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2023	2022
Operating:
Receipt of contingent consideration for dispositions	$1	$—
Acquisition/disposition related net charges for adjustments	7	10
Adjustments and payments related to contingent consideration	$8	$10
Financing:
Contingent consideration for prior year acquisitions	$(1)	$(4)
Deferred consideration related to prior year acquisitions	(12)	(12)
Payments of deferred and contingent consideration for acquisitions	$(13)	$(16)

Receipts of contingent consideration for dispositions	$2	$3
The Company had non-cash issuances of common stock under its share-based payment plan of $290 million and $250 million for the three months ended March 31, 2023 and 2022, respectively. The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $99 million and $105 million for the three months ended March 31, 2023 and 2022, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three months ended March 31, 2023 and 2022, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension and Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2022	$(2,721)	$(2,593)	$(5,314)
Other comprehensive (loss) income before reclassifications	(48)	125	77
Amounts reclassified from accumulated other comprehensive loss	3	—	3
Net current period other comprehensive (loss) income	(45)	125	80
Balance as of March 31, 2023 (a)	$(2,766)	$(2,468)	$(5,234)
(a) At March 31, 2023, balances are net of deferred tax assets of $1,354 million in pension and post-retirement plans gains (losses) and net of deferred tax liability of $2 million in foreign currency translation adjustments.

(In millions)	Pension and Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2021	$(3,202)	$(1,373)	$(4,575)
Other comprehensive income (loss) before reclassifications	35	(169)	(134)
Amounts reclassified from accumulated other comprehensive loss	30	—	30
Net current period other comprehensive income (loss)	65	(169)	(104)
Balance as of March 31, 2022 (a)	$(3,137)	$(1,542)	$(4,679)
(a) At March 31, 2022, balances are net of deferred tax assets of $1,480 million in pension and post-retirement plans gains (losses) and $13 million in foreign currency translation adjustments.
The components of other comprehensive (loss) income for the three months ended March 31, 2023 and 2022 are as follows:

Three Months Ended March 31,	2023			2022
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$119	$(6)	$125	$(169)	$—	$(169)
Pension and post-retirement plans:
Amortization of losses included in net benefit (credit) cost:
Net actuarial losses (a)	5	2	3	39	9	30
Subtotal	5	2	3	39	9	30
Foreign currency translation adjustments	(63)	(15)	(48)	65	16	49
Other adjustments	—	—	—	(18)	(4)	(14)
Pension and post-retirement plans gains	(58)	(13)	(45)	86	21	65
Other comprehensive income (loss)	$61	$(19)	$80	$(83)	$21	$(104)
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
The Risk and Insurance Services segment completed no acquisitions during the three months ended March 31, 2023.
The Consulting segment completed one acquisition for the three months ended March 31, 2023:
•March – Mercer acquired Leapgen LLC, a Minnesota-based human resources consulting technology advisory firm focused on digital strategy and transformation, workforce solutions, and improving employee experience.
Total purchase consideration for acquisitions made during the three months ended March 31, 2023 was $15 million, which consisted of cash paid of $11 million and deferred purchase and estimated contingent consideration of $4 million. Contingent consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. During the three months ended March 31, 2023, the Company also paid $12 million of deferred purchase consideration and $1 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2023, based on the estimated fair values for the acquisitions as of their respective acquisition dates:

Acquisitions through March 31, 2023
(In millions)
Cash	$11
Estimated fair value of deferred/contingent consideration	4
Total consideration	$15
Allocation of purchase price:
Net receivables	$2
Goodwill	11
Other intangible assets	4
Total assets acquired	17
Current liabilities	2
Total liabilities assumed	2
Net assets acquired	$15
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
The following table provides information about other intangible assets acquired in 2023:

Other intangible assets through March 31, 2023 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$4	5.0 years
Transactions with Westpac Banking Corporation
On April 1, 2023, the Company completed the acquisition of Westpac Banking Corporation’s ("Westpac") financial advisory business, Advance Asset Management, and the transfer from Westpac of BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Transaction"). In consideration for the Transaction, on March 30, 2023, the Company transferred $252 million to a Westpac separate trust account in advance of the completion of the Transaction. For the three months ended March 31, 2023, the Company incurred approximately $17 million of integration expenses, primarily for technology, consulting, legal and people related costs.
Dispositions
In January 2023, the Company entered into an agreement for the sale of a small individual financial advisory business in Canada which is expected to be completed by the end of 2023. As a result, the Company recorded a loss of $19 million for the three months ended March 31, 2023, primarily related to the write-down of the customer relationship intangible assets. The loss is included in revenue in the consolidated statements of income.
In connection with the disposition of the Mercer U.S. affinity business in 2022, the Company transferred to the buyer an additional $20 million of cash and cash equivalents held in a fiduciary capacity in the first quarter of 2023.
Prior year acquisitions
The Risk and Insurance Services segment completed sixteen acquisitions in 2022:
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
The Consulting segment completed four acquisitions in 2022:
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
Total purchase consideration for acquisitions made for the three months ended March 31, 2022 was approximately $28 million, which consisted of cash paid of $24 million and deferred purchase and estimated contingent consideration of $4 million. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of two to four years. For the first three months of 2022, the Company also paid $12 million of deferred purchase consideration and $4 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
Prior year dispositions
During the first three months of 2022, Mercer sold its retirement plan administration and call center operations in Brazil for cash proceeds of approximately $4 million.
Deconsolidation of Russia
In the first quarter of 2022, the Company concluded that it did not meet the accounting criteria for control over its wholly-owned Russian subsidiaries due to the evolving trade and economic sanctions against Russia and the related Russian counter sanctions. These sanctions included restrictions on payments to and from Russian companies and reduced currency access through official exchange markets that have significantly impacted the Company's ability to effectively manage and operate its Russian businesses.
As a result, the Company deconsolidated its Russian businesses effective as of the end of the first quarter of 2022, and recorded a loss of $39 million included in revenue in the consolidated statements of income. The loss consisted of the reclassification of cumulative translation losses from AOCI and a charge for the write-off of the Russian businesses' net assets.
In June 2022, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management pending regulatory approvals.

Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company in 2023 and 2022. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2023 is as if they occurred on January 1, 2022, and reflects acquisitions made in 2022, as if they occurred on January 1, 2021. The unaudited pro-forma information includes the effects of amortization of acquired intangibles in all years. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenue	$5,926	$5,611
Net income attributable to the Company	$1,235	$1,083
Basic net income per share attributable to the Company	$2.50	$2.15
Diluted net income per share attributable to the Company	$2.47	$2.13
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived intangible assets at March 31, 2023 and December 31, 2022.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2023	2022
Balance as of January 1,	$16,251	$16,317
Goodwill acquired	11	17
Other adjustments (a)	38	(80)
Balance at March 31,	$16,300	$16,254
(a) Primarily reflects the impact of foreign exchange.
The goodwill arising from acquisitions in 2023 and 2022 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2023 was in the Consulting segment and is deductible for tax purposes. Goodwill allocable to the Company’s reportable segments at March 31, 2023, is $12.5 billion for Risk and Insurance Services and $3.8 billion for Consulting.

The gross cost and accumulated amortization of other identified intangible assets at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023			December 31, 2022
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$3,969	$1,561	$2,408	$3,993	$1,508	$2,485
Other (a)	361	317	44	360	308	52
Other intangible assets	$4,330	$1,878	$2,452	$4,353	$1,816	$2,537
(a) Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2023 and 2022 was $85 million and $91 million, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2023 (excludes amortization through March 31, 2023)	$241
2024	301
2025	268
2026	250
2027	249
Subsequent years	1,143
Total future amortization	$2,452
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/23	12/31/22	03/31/23	12/31/22	03/31/23	12/31/22	03/31/23	12/31/22
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$5	$6	$—	$—	$—	$—	$5	$6
Mutual funds (a)	162	162	—	—	—	—	162	162
Money market funds (b)	130	146	—	—	—	—	130	146
Other equity investment (a)	—	—	—	13	—	—	—	13
Contingent purchase consideration assets (c)	—	—	—	—	—	3	—	3
Total assets measured at fair value	$297	$314	$—	$13	$—	$3	$297	$330
Fiduciary Assets:
U.S. treasury bills (d)	$—	$—	$—	$—	$—	$—	$—	$—
Money market funds	67	201	—	—	—	—	67	201
Total fiduciary assets measured at fair value	$67	$201	$—	$—	$—	$—	$67	$201
Liabilities:
Contingent purchase consideration liabilities (e)	$—	$—	$—	$—	$383	$377	$383	$377
Total liabilities measured at fair value	$—	$—	$—	$—	$383	$377	$383	$377
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Maturity dates of three months or less.
(e) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the table reflect contingent purchase consideration from the sale of businesses. The change in the contingent purchase consideration assets from December 31, 2022 is driven by cash receipts of approximately $3 million.
During the three months ended March 31, 2023 and 2022, there were no assets or liabilities that were transferred between levels.

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions)	2023	2022
Balance at beginning of period	$377	$352
Net additions	—	—
Payments	(1)	(4)
Revaluation impact	7	10
Balance at March 31,	$383	$358
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $214 million and $215 million at March 31, 2023 and December 31, 2022, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $49 million and $56 million at March 31, 2023 and December 31, 2022, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $165 million and $159 million at March 31, 2023 and December 31, 2022, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income from these investments of $3 million and $17 million for the three months ended March 31, 2023, and 2022, respectively.
The Company has commitments of potential future investments of approximately $159 million in private equity funds that invest primarily in financial services companies.
Other Investments
At March 31, 2023 and December 31, 2022, the Company held equity investments with readily determinable market values of $16 million and $17 million, respectively. The Company recorded mark-to-market investment losses on these investments of $1 million for the three months ended March 31, 2023. In the first quarter of 2022, the Company recorded mark-to-market investment gains of $9 million relating to its investment in Alexander Forbes, which was sold later in the year.
The Company also held investments without readily determinable market values of $43 million and $42 million at March 31, 2023 and December 31, 2022, respectively.

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
The U.S. dollar value of the Euro notes increased by $25 million through March 31, 2023, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a loss as an increase to accumulated other comprehensive loss for the three months ended March 31, 2023.
12.    Leases
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. The Company’s leases have no restrictions on the payment of dividends, the acquisition of debt or additional lease obligations, or entering into additional lease obligations. The leases also do not contain significant purchase options.
Operating leases are recognized on the consolidated balance sheets as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease.
The Company determined that $8 million and $1 million of its ROU assets were impaired and recorded a charge to the consolidated statements of income for the three months ended March 31, 2023 and 2022, respectively, with an offsetting reduction to ROU assets.
The following table provides additional information about the Company’s property leases:

	Three Months Ended March 31,
(In millions)	2023	2022
Lease Cost:
Operating lease cost (a)	$80	$90
Short-term lease cost	1	1
Variable lease cost	37	34
Sublease income	(4)	(5)
Net lease cost	$114	$120
Other information:
Operating cash outflows from operating leases	$94	$99
Right of use assets obtained in exchange for new operating lease liabilities	$76	$51
Weighted-average remaining lease term – real estate	8.4 years	8.7 years
Weighted-average discount rate – real estate leases	3.12%	2.75%
(a) Excludes ROU asset impairment charges.

Future minimum lease payments for the Company’s operating leases as of March 31, 2023 are as follows:

(In millions)	Real Estate Leases
Remainder of 2023	$274
2024	338
2025	308
2026	287
2027	250
2028	180
Subsequent years	667
Total future lease payments	2,304
Less: Imputed interest	(275)
Total	$2,029
Current lease liabilities	$306
Long-term lease liabilities	1,723
Total lease liabilities	$2,029
Note: The above table excludes obligations for leases with original terms of twelve months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
As of March 31, 2023, the Company had additional operating real estate leases that had not yet commenced of $59 million. These operating leases will commence over the next twelve months.
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
March 31,	2023	2022
Weighted average assumptions:
Expected return on plan assets	5.31%	4.56%
Discount rate	5.16%	2.28%
Rate of compensation increase	3.16%	2.16%
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At March 31, 2023, the actual allocation for the U.S. plans was 50% equities and equity alternatives and 50% fixed income. The target allocation for the U.K. plans at March 31, 2023 is 14% equities and equity alternatives and 86% fixed income. At March 31, 2023, the actual allocation for the U.K. plans was 15% equities and equity alternatives and 85% fixed income. The Company's U.K. plans comprised approximately 79% of non-U.S. plan assets at December 31, 2022. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended March 31,
(In millions)	2023	2022
Service cost	$6	$8
Interest cost	148	100
Expected return on plan assets	(212)	(202)
Recognized actuarial loss	6	39
Net benefit credit	$(52)	$(55)

Amounts recorded in the Consolidated Statements of Income
Combined U.S. and significant non-U.S. Plans	Pension Benefits
For the Three Months Ended March 31,
(In millions)	2023	2022
Compensation and benefits expense	$6	$8
Other net benefit credit	(58)	(63)
Net benefit credit	$(52)	$(55)

U.S. Plans only	Pension Benefits
For the Three Months Ended March 31,
(In millions)	2023	2022
Interest cost	$65	$48
Expected return on plan assets	(78)	(84)
Recognized actuarial loss	5	19
Net benefit credit	$(8)	$(17)

Significant non-U.S. Plans only	Pension Benefits
For the Three Months Ended March 31,
(In millions)	2023	2022
Service cost	$6	$8
Interest cost	83	52
Expected return on plan assets	(134)	(118)
Recognized actuarial loss	1	20
Net benefit credit	$(44)	$(38)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2023 of approximately $21 million compared to contributions of $68 million for the corresponding quarter in the prior year. The Company expects to contribute approximately $86 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2023.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $44 million and $43 million for the three months ended March 31, 2023 and 2022, respectively. The cost of the U.K. DC Plans was $43 million and $44 million for the three months ended March 31, 2023 and 2022, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2023	December 31, 2022
Short-term:
Commercial paper	$594	$—
Revolving credit facility	250	—
Current portion of long-term debt	1,267	268
	2,111	268
Long-term:
Senior notes – 4.05% due 2023	250	250
Senior notes – 3.50% due 2024	599	599
Senior notes – 3.875% due 2024	999	998
Senior notes – 3.50% due 2025	499	499
Senior notes – 1.349% due 2026	600	587
Senior notes – 3.75% due 2026	599	598
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	589	576
Senior notes – 2.25% due 2030	739	739
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.750% due 2032	492	493
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,238	1,238
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	492
Senior notes – 5.45% due 2053	591	—
Mortgage – 5.70% due 2035	297	301
Other	4	4
	12,108	11,495
Less: current portion	1,267	268
	$10,841	$11,227
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has a short-term commercial paper financing program of $2.8 billion. The program was increased from $2.0 billion in October 2022. The Company had $594 million of commercial paper outstanding at March 31, 2023, at an average effective interest rate of 5.22%.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility") entered into on April 1, 2021. The interest rate on the Credit Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The Credit Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under this facility.
In connection with the Credit Facility, the Company terminated its previous multi-currency unsecured $1.8 billion five-year and its unsecured $1 billion 364-day revolving credit facilities.

In May 2022, the Company secured a $250 million uncommitted revolving credit facility. The facility expires in May 2023 and has similar coverage and leverage ratios as the Credit Facility. At March 31, 2023, the Company had $250 million borrowings outstanding under this facility with a weighted average interest rate of 5.19%. There were no borrowings outstanding under this facility at December 31, 2022.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $112 million at March 31, 2023. There were no outstanding borrowings under these facilities at March 31, 2023 and December 31, 2022. The Company also has outstanding guarantees and letters of credit with various banks aggregating $102 million at March 31, 2023.
Senior Notes
In March 2023, the Company issued $600 million of 5.45% senior notes due 2053. The Company used the net proceeds from this issuance for general corporate purposes.
In October 2022, the Company issued $500 million of 5.75% senior notes due 2032 and $500 million of 6.25% senior notes due 2052. The Company used the net proceeds from these issuances for general corporate purposes and repaid $350 million of 3.30% senior notes in November 2022, with an original maturity date of March 2023.
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

	March 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$2,111	$2,102	$268	$265
Long-term debt	$10,841	$10,321	$11,227	$10,544
The fair value of the Company's short-term debt consists of commercial paper, borrowings under the uncommitted credit facility, and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.

15.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. Based on current estimates, the Company anticipates total charges related to these activities to be between $375 million and $400 million. The Company has incurred $243 million of restructuring costs through March 31, 2023, primarily severance and lease exit charges, of which $24 million were for the three months ended March 31, 2023. The majority of the remaining costs are expected to be incurred in 2023. The Company's plans are still being finalized, which may change the expected timing and estimates of expected costs, as the Company continues to refine its detailed plans for each business and location.
Restructuring activities also include charges related to improving the Company's global information technology function and improving efficiencies and client services related to the Marsh operational excellence program. In 2022, costs primarily related to remaining JLT integration.
For the three months ended March 31, 2023, the Company incurred costs related to these initiatives of $53 million, reflecting $32 million in RIS, $9 million in Consulting, and $12 million in Corporate. For the first three months of 2022, the Company incurred restructuring costs of $30 million, reflecting $16 million in RIS, $6 million in Consulting, and $8 million in Corporate.
Details of the restructuring activity from January 1, 2022 through March 31, 2023, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at 1/1/22	$35	$34	$—	$—	$69
2022 charges	111	195	15	106	427
Cash payments	(58)	(25)	(6)	(104)	(193)
Non-cash charges	—	(148)	(9)	—	(157)
Liability at 12/31/22	$88	$56	$—	$2	$146
2023 charges	19	17	1	16	53
Cash payments	(45)	(17)	—	(17)	(79)
Non-cash charges	—	(7)	(1)	—	(8)
Liability at 3/31/23	$62	$49	$—	$1	$112
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
16.    Common Stock
During the first three months of 2023, the Company repurchased 1.8 million shares of its common stock for $300 million.
As of March 31, 2023, the Company remained authorized to repurchase up to approximately $4.0 billion in shares of its common stock. There is no time limit on the authorization. During the first three months of 2022, the Company repurchased 3.2 million shares of its common stock for $500 million.
The Company issued approximately 1.8 million shares related to stock compensation and employee stock purchase plans during the first three months of 2023 and 2022.
In January 2023, the Board of Directors of the Company declared a quarterly dividend of $0.59 per share on outstanding common stock, which was paid in February 2023. In March 2023, the Board of Directors of the Company declared an additional quarterly dividend of $0.59 per share on outstanding common stock, payable on May 15, 2023, to stockholders of record on April 5, 2023.

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
Our activities are regulated under the laws of the U.S. and its various states, U.K., the E.U. and its member states, and the many other jurisdictions in which the Company operates. The Company also receives subpoenas in the ordinary course of business, and, from time to time, requests for information in connection with government investigations.
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
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies, in the Company’s 2022 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s segments for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Operating Income (Loss)
2023 –
Risk and Insurance Services	$3,906	(a)	$1,395
Consulting	2,031	(b)	411
Total Operating Segments	5,937		1,806
Corporate/Eliminations	(13)		(80)
Total Consolidated	$5,924		$1,726
2022 –
Risk and Insurance Services	$3,549	(a)	$1,121
Consulting	2,010	(b)	392
Total Operating Segments	5,559		1,513
Corporate/Eliminations	(10)		(68)
Total Consolidated	$5,549		$1,445
(a) Includes interest income on fiduciary funds of $91 million and $4 million in 2023 and 2022, respectively. Revenue in 2022 also includes the loss on deconsolidation of the Russian businesses of $27 million.
(b) Includes inter-segment revenue of $13 million and $10 million in 2023 and 2022, respectively. Revenue in 2023 also includes the loss on sale of a small individual financial advisory business in Canada of $19 million. Revenue in 2022 includes the loss on deconsolidation of the Russian businesses of $12 million.

Details of operating segment revenue for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Risk and Insurance Services
Marsh	$2,800	$2,549
Guy Carpenter	1,106	1,000
Total Risk and Insurance Services	3,906	3,549
Consulting
Mercer	1,344	1,343
Oliver Wyman Group	687	667
Total Consulting	2,031	2,010
Total Operating Segments	5,937	5,559
Corporate Eliminations	(13)	(10)
Total	$5,924	$5,549
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc., and its consolidated subsidiaries (the "Company") is a global professional services firm offering clients advice in the areas of risk, strategy and people. The Company’s more than 85,000 colleagues advise clients in over 130 countries. With annual revenue of over $20 billion, the Company helps clients navigate an increasingly dynamic and complex environment through four market-leading businesses.
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
The results of operations in the Management Discussion & Analysis ("MD&A") includes an overview of the Company's consolidated results for the three months ended March 31, 2023, compared to the corresponding quarter in 2022, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three months ended March 31, 2022, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended March 31, 2022.
This MD&A contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Refer to "Information Concerning Forward-Looking Statements" at the outset of this report.
Non-GAAP measures
The Company reports its financial results in accordance with accounting principles generally accepted in the United States (U.S.), referred to as in accordance with "GAAP" or "reported" results. The Company also refers to and presents a non-GAAP financial measure in non-GAAP revenue, within the meaning of Regulation G and Item 10(e) of Regulation S-K in accordance with the Securities Exchange Act of 1934. The Company has included a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP as part of the consolidated revenue and expense discussion. Percentage changes, referred to as non-GAAP underlying revenue, are calculated by dividing the period over period change in non-GAAP revenue by the prior period non-GAAP revenue.
The Company believes this non-GAAP financial measure provides useful supplemental information that enables investors to better compare the Company’s performance across periods. Management also uses this measure internally to assess the operating performance of its businesses and to decide how to allocate resources. However, investors should not consider this non-GAAP measure in isolation from, or as a substitute for, the financial information that the Company reports in accordance with GAAP. The Company's non-GAAP measure includes adjustments that reflect how management views its businesses and may differ from similarly titled non-GAAP measures presented by other companies.

Financial Highlights
•Consolidated revenue for the three months ended March 31, 2023 was $5.9 billion, an increase of 7% or 9% on an underlying basis.
•Consolidated operating income increased $281 million, or 19% to $1.7 billion for the three months ended March 31, 2023, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $1.2 billion. Earnings per share on a diluted basis increased from $2.10 to $2.47, or 18% compared to the corresponding quarter in the prior year.
•Risk and Insurance Services revenue for the three months ended March 31, 2023 was $3.9 billion, an increase of 10%, or 11% on an underlying basis. Operating income was $1.4 billion compared with $1.1 billion in the corresponding quarter in the prior year.
•Consulting revenue for the three months ended March 31, 2023 was $2.0 billion, an increase of 1%, or 5% on an underlying basis. Operating income was $411 million, compared with $392 million in the corresponding quarter in the prior year.
•The Company issued $600 million of 5.45% senior notes due 2053.
•In the first quarter of 2023, the Company repurchased 1.8 million shares of stock for $300 million.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenue	$5,924	$5,549
Expense:
Compensation and benefits	3,207	3,100
Other operating expenses	991	1,004
Operating expenses	4,198	4,104
Operating income	$1,726	$1,445
Income before income taxes	$1,664	$1,424
Net income before non-controlling interests	$1,252	$1,086
Net income attributable to the Company	$1,235	$1,071
Net income per share attributable to the Company:
– Basic	$2.50	$2.13
– Diluted	$2.47	$2.10
Average number of shares outstanding:
– Basic	495	503
– Diluted	500	509
Shares outstanding at March 31,	495	502
Consolidated operating income increased $281 million, or 19% to $1.7 billion for the three months ended March 31, 2023, compared to the $1.4 billion in the prior year, reflecting a 7% increase in revenue and a 2% increase in expenses.
Revenue growth was primarily driven by an increase in the Risk and Insurance Services segment of 10%, reflecting strong renewal growth, increases in exposure, higher insurance and reinsurance rates and investments in talent. Revenue in Consulting increased 1% reflecting significant underlying growth in career and health, modest underlying growth in wealth, and flat underlying growth in Oliver Wyman Group offset by the impact of foreign exchange and net dispositions. The increase in expenses is primarily due to increased headcount. Expenses also reflect higher travel and entertainment costs compared to the corresponding quarter in the prior year. For the three months ended March 31, 2023, operating income was also impacted by foreign exchange movements across both segments due to the strengthening of the U.S. dollar.
Diluted earnings per share increased from $2.10 to $2.47, or 18% for the three months ended March 31, 2023, compared to the corresponding quarter in the prior year. The increase is primarily the result of higher operating income, offset by lower investment income, and higher interest expense and income taxes for the three months ended March 31, 2023, compared to the corresponding quarter in the prior year.
Results for the three months ended March 31, 2022 also include a charge of $52 million for the deconsolidation of the Company's Russian businesses and other related charges in Marsh and Oliver Wyman recorded in the first quarter of 2022.

For the three months ended March 31, 2023 and 2022, the Company's results of operations and earnings per share were impacted by the following items:

	Three Months Ended March 31,
(In millions)	2023	2022
Restructuring, excluding JLT	$40	$18
JLT integration and restructuring costs	13	12
Changes in contingent consideration	7	10
JLT legacy legal charges	(51)	(10)
Pre-acquisition related costs	17	—
Disposal of business	19	—
JLT acquisition-related costs and other	—	13
Legal claims	—	30
Deconsolidation of Russian businesses and other related charges	—	52
Impact on income before taxes	$45	$125
•Restructuring, excluding JLT: In 2023, costs primarily include severance and lease exit costs for activities focused on workforce actions, rationalization of technology and functional resources, and reductions in real estate. Costs also reflect charges for Marsh's operational excellence program. These costs are discussed in more detail in Note 15, Restructuring Costs, in the notes to the consolidated financial statements.
•JLT integration and restructuring: Reflects adjustments to restructuring liabilities for future rent under non-cancelable leases for a legacy JLT U.K. location.
•Changes in contingent consideration: Includes the change in fair value of contingent consideration related to acquisitions and dispositions measured each quarter.
•JLT legacy legal charges: Reflects insurance and indemnity recoveries for a legacy JLT errors and omissions ("E&O") matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
•Pre-acquisition related costs: Includes integration costs for the Westpac Banking Corporation superannuation fund transaction in Australia, which closed on April 1, 2023. Refer to Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements for additional detail.
•Disposal of Business: Loss on sale of a small individual financial advisory business in Canada. This amount is reflected as a component of revenue in the consolidated statements of income and excluded from non-GAAP revenue.
•JLT acquisition-related costs and other: Retention costs and legal charges related to the acquisition of JLT.
•Legal claims: The Company recorded settlement and legal costs related to strategic recruiting.
•Deconsolidation of Russian businesses and other related charges: The loss on deconsolidation of the Company's Russian businesses of $39 million is reflected as a component of revenue in the consolidated statements of income and excluded from non-GAAP revenue. The remaining expense charges of $13 million are included in other operating expenses in the consolidated statements of income.

Consolidated Revenue and Expense
Revenue – Non-GAAP Revenue and Components of Change
The Company conducts business in 130 countries. As a result, foreign exchange rate movements may impact period-to-period comparisons of revenue. Similarly, certain other items such as acquisitions and dispositions, including transfers among businesses, may impact period over period comparisons of revenue. Non-GAAP revenue measures the change in revenue from one period to the next by isolating these impacts on an underlying revenue basis. Percentage changes, referred to as non-GAAP underlying revenue, are calculated by dividing the period over period change in non-GAAP revenue by the prior period non-GAAP revenue.
The non-GAAP revenue measure is presented on a constant currency basis excluding the impact of foreign currency fluctuations. The Company isolates the impact of foreign exchange rate movements period over period, by translating the current period foreign currency GAAP revenue into U.S. Dollars based on the difference in the current and corresponding prior period exchange rates.
The percentage change for acquisitions, dispositions, and other includes the impact of current and prior year items excluded from the calculation of non-GAAP underlying revenue for comparability purposes. Details on these items are provided in the reconciliation of non-GAAP revenue to GAAP revenue tables.
The following table presents the Company's non-GAAP revenue for the three months ended March 31, 2023 and 2022 and the related non-GAAP underlying revenue change:

Three months ended March 31, (in millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Risk and Insurance Services
Marsh	$2,744	$2,546	8%	$2,791	$2,568	9%
Guy Carpenter	1,071	999	7%	1,075	980	10%
Subtotal	3,815	3,545	8%	3,866	3,548	9%
Fiduciary interest income	91	4		93	4
Total Risk and Insurance Services	3,906	3,549	10%	3,959	3,552	11%
Consulting
Mercer	1,344	1,343	—	1,413	1,316	7%
Oliver Wyman Group	687	667	3%	679	678	—
Total Consulting	2,031	2,010	1%	2,092	1,994	5%
Corporate Eliminations	(13)	(10)		(13)	(10)
Total Revenue	$5,924	$5,549	7%	$6,038	$5,536	9%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended March 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Marsh:
EMEA (a)	$932	$869	7%	$979	$891	10%
Asia Pacific (a)	312	294	6%	326	294	11%
Latin America	115	104	11%	115	104	10%
Total International	1,359	1,267	7%	1,420	1,289	10%
U.S./Canada	1,385	1,279	8%	1,371	1,279	7%
Total Marsh	$2,744	$2,546	8%	$2,791	$2,568	9%
Mercer:
Wealth	581	617	(6)%	630	615	2%
Health	545	524	4%	558	499	12%
Career	218	202	8%	225	202	12%
Total Mercer	$1,344	$1,343	—	$1,413	$1,316	7%
(a) Starting in the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.
* Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following table provides the reconciliation of GAAP revenue to Non-GAAP revenue:

	2023				2022
Three Months Ended March 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$2,744	$71	$(24)	$2,791	$2,546	$22	$2,568
Guy Carpenter	1,071	18	(14)	1,075	999	(19)	980
Subtotal	3,815	89	(38)	3,866	3,545	3	3,548
Fiduciary interest income	91	2	—	93	4	—	4
Total Risk and Insurance Services	3,906	91	(38)	3,959	3,549	3	3,552
Consulting
Mercer (b)	1,344	50	19	1,413	1,343	(27)	1,316
Oliver Wyman Group (a)	687	16	(24)	679	667	11	678
Total Consulting	2,031	66	(5)	2,092	2,010	(16)	1,994
Corporate Eliminations	(13)	—	—	(13)	(10)	—	(10)
Total Revenue	$5,924	$157	$(43)	$6,038	$5,549	$(13)	$5,536
(a) Acquisitions, dispositions, and other in 2022 includes the loss on deconsolidation of the Company's Russian businesses at Marsh of $27 million and Oliver Wyman Group of $12 million.
(b) Acquisitions, dispositions, and other in 2023 includes the loss on sale of a small individual financial advisory business in Canada of $19 million.
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2023				2022
Three Months Ended March 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA (a) (b)	$932	$50	$(3)	$979	$869	$22	$891
Asia Pacific (a)	312	15	(1)	326	294	—	294
Latin America	115	—	—	115	104	—	104
Total International	1,359	65	(4)	1,420	1,267	22	1,289
U.S./Canada	1,385	6	(20)	1,371	1,279	—	1,279
Total Marsh	$2,744	$71	$(24)	$2,791	$2,546	$22	$2,568
Mercer:
Wealth (c)	$581	$28	$21	$630	$617	$(2)	$615
Health	545	14	(1)	558	524	(25)	499
Career	218	8	(1)	225	202	—	202
Total Mercer	$1,344	$50	$19	$1,413	$1,343	$(27)	$1,316
(a) Starting in the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.
(b) Acquisitions, dispositions, and other in 2022 includes the loss on deconsolidation of the Company's Russian businesses of $27 million.
(c) Acquisitions, dispositions, and other in 2023 includes the loss on sale of a small individual financial advisory business in Canada of $19 million.

Consolidated Revenue
Consolidated revenue increased $375 million, or 7% to $5.9 billion for the three months ended March 31, 2023, compared to $5.5 billion for the three months ended March 31, 2022. Consolidated revenue increased 9% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, revenue increased 11% and 5% for the three months ended March 31, 2023, in the Risk and Insurance Services and Consulting segments, respectively.
Underlying revenue growth in the Risk and Insurance Services and Consulting segments was driven by the continued demand for our advice and services, new business growth, and solid retention including continued benefits from pricing in the marketplace.
Consolidated Operating Expenses
Consolidated operating expenses increased $94 million, or 2% to $4.2 billion for the three months ended March 31, 2023, compared to $4.1 billion for the three months ended March 31, 2022. Expenses reflect a 1% increase from acquisitions and a decline of 3% from foreign currency translation. Expenses, excluding the impact from foreign currency translation and acquisitions, increased 6% and 2% for the three months ended March 31, 2023, in the Risk and Insurance Services and Consulting segments, respectively.
The increase in expenses is primarily due to increased headcount and higher travel and entertainment costs compared to the corresponding quarter in the prior year.
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. Based on current estimates, the Company anticipates total charges related to these activities to be between $375 million and $400 million. The Company has incurred $243 million of restructuring costs through March 31, 2023, primarily severance and lease exit charges, of which $24 million were for the three months ended March 31, 2023. The majority of the remaining costs are expected to be incurred in 2023. Related estimated savings are expected to be in the range of $280 million to $310 million by 2024. The Company's plans are still being finalized, which may change the expected timing, estimates of expected costs and related savings, as the Company continues to refine its detailed plans for each business and location.
Risk and Insurance Services
In the Risk and Insurance Services segment, the Company’s subsidiaries and other affiliated entities act as brokers, agents or consultants for insureds, insurance underwriters and other brokers in the areas of risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services, primarily under the brand of Marsh, and engage in specialized reinsurance broking, strategic advisory services and analytics solutions, primarily under the brand of Guy Carpenter.
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2023	2022
Revenue	$3,906	$3,549
Compensation and benefits	1,880	1,801
Other operating expenses	631	627
Operating expenses	2,511	2,428
Operating income	$1,395	$1,121
Operating income margin	35.7%	31.6%
Revenue
Revenue in the Risk and Insurance Services segment increased $357 million or 10% to $3.9 billion for the three months ended March 31, 2023, compared to $3.5 billion for the three months ended March 31, 2022. Revenue increased 11% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 3% from the impact of foreign currency translation. Interest earned on fiduciary funds increased by $87 million to $91 million for the three months ended March 31, 2023, compared to $4 million for the corresponding quarter in the prior year.
The increase in revenue on an underlying basis in the Risk and Insurance Services segment was primarily due to strong growth in new business and solid retention across most markets and geographies, driven by continued

benefits from pricing in the marketplace and tighter reinsurance market conditions. The increase in interest earned on fiduciary funds in 2023 is a result of higher interest rates compared to the corresponding quarter in the prior year.
At Marsh, revenue increased $198 million, or 8% to $2.7 billion for the three months ended March 31, 2023, compared to $2.5 billion for the three months ended March 31, 2022. This reflects increases of 9% on an underlying basis and 2% from the impact of acquisitions, partially offset by a decrease of 3% from the impact of foreign currency translation. On an underlying basis, the U.S. and Canada rose 7%. Total International operations produced underlying revenue growth of 10%, reflecting growth of 11% in Asia Pacific, and 10% in both EMEA and in Latin America.
Results for the three months ended March 31, 2022 also included a charge of approximately $27 million related to the loss on deconsolidation of the Company's Russian businesses.
At Guy Carpenter, revenue increased $72 million, or 7% to $1.1 billion for the three months ended March 31, 2023, compared to $1.0 billion for the three months ended March 31, 2022. This reflects an increase of 10% on an underlying basis, partially offset by decreases of 2% from the impact of foreign currency translation and 1% from dispositions.
The Risk and Insurance Services segment completed no acquisitions during the three months ended March 31, 2023.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $83 million, or 3% to $2.5 billion for the three months ended March 31, 2023, compared to $2.4 billion for the three months ended March 31, 2022. Expenses reflect a 1% increase from the impact of acquisitions, and a decline of 4% from the impact of foreign currency translation.
The increase in expenses excluding the impact from acquisitions and foreign currency translation for the three months ended March 31, 2023 is primarily due to increased headcount and higher incentive compensation. Expenses also reflect higher travel and entertainment costs compared to the corresponding quarter in the prior year.
For the three months ended March 31, 2023, the Company incurred $32 million of restructuring costs in Risk and Insurance Services, of which $11 million, mostly severance, related to the Company's activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The remaining restructuring costs relate primarily to adjustments to restructuring liabilities for future rent under non-cancellable leases.
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
The results of operations for the Consulting segment are as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2023	2022
Revenue	$2,031	$2,010
Compensation and benefits	1,168	1,164
Other operating expenses	452	454
Operating expenses	1,620	1,618
Operating income	$411	$392
Operating income margin	20.2%	19.5%
Revenue
Consulting revenue increased $21 million, or 1% to $2.0 billion for the three months ended March 31, 2023, compared to the corresponding quarter in the prior year. This reflects an increase of 5% on an underlying basis, offset by decreases of 3% from the impact of foreign currency translation and 1% from the disposition of businesses.
Mercer's revenue for the three months ended March 31, 2023 was $1.3 billion, consistent with the corresponding quarter in the prior year. This reflects an increase of 7% on an underlying basis, offset by decreases of 4% from the impact of foreign currency translation and 3% from the disposition of businesses. On an underlying basis, revenue for both Career and Health increased 12%, while revenue for Wealth increased 2%, as compared to the corresponding quarter in the prior year.
The increase in revenue on an underlying basis at Mercer was primarily due to continued demand for our advice and services. The increase in Career products and services was due to continued demand in rewards, talent strategy, and workforce transformation consulting. Health continued to benefit from growth in new business, higher retention, increased enrolled lives from a strong labor market, and medical inflation. Revenue in Wealth on an underlying basis grew in project-based services for the three months ended March 31, 2023, partially offset by a decrease in investment management fees from the decline in assets under management due to market volatility on investments.
Results for the three months ended March 31, 2022 included a loss of $19 million related to the sale of a small individual financial advisory business in Canada.
Oliver Wyman Group's revenue increased $20 million, or 3% to $687 million for the three months ended March 31, 2023, compared to $667 million for the three months ended March 31, 2022. This reflects an increase of 5% from the impact of acquisitions, partially offset by a decrease of 2% related to the impact of foreign currency translation, while underlying revenue growth for the quarter remained flat due to a decrease in overall market demand.
Results for the three months ended March 31, 2022 also included a charge of approximately $12 million related to the loss on the deconsolidation of the Company's Russian businesses.
The Consulting segment completed one acquisition during the three months ended March 31, 2023. Information regarding this acquisition is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Consulting expenses for the three months ended March 31, 2023 were $1.6 billion consistent with the corresponding quarter in the prior year. Expenses reflect a 1% increase from the impact of acquisitions and a decline of 3% from the impact of foreign currency translation.
The increase in expenses excluding the impact from acquisitions and foreign currency translation for the three months ended March 31, 2023, is primarily due to increased headcount and higher travel and entertainment costs compared to the corresponding quarter in the prior year. The increase in expenses is partially offset by $51 million of insurance recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
Corporate and Other
Corporate expenses increased $12 million or 18% to $80 million for the three months ended March 31, 2023, compared to $68 million for the three months ended March 31, 2022. Expenses declined 2% from the impact of foreign currency translation.
The increase in expenses, excluding the impact of foreign currency translation, is primarily due to restructuring costs for improving and streamlining the Company's global information technology function.
Interest
Interest expense was $136 million for the three months ended March 31, 2023, compared to $110 million for the three months ended March 31, 2022. Interest expense increased $26 million due to new debt issuances in October 2022 and March 2023, and higher interest rates on the Company's short term borrowings in 2023, compared to the corresponding quarter in the prior year.
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
The Company recorded net investment income of $2 million for the three months ended March 31, 2023 compared to net investment income of $26 million for the three months ended March 31, 2022. The decrease in 2023 is primarily driven by lower investment income in the Company's private equity investments compared to the corresponding quarter in the prior year. In the first quarter of 2022, the Company also recorded mark-to-market gains of $9 million relating to its investment in Alexander Forbes, which was sold later in the year.

Income and Other Taxes
The Company's effective tax rate for the three months ended March 31, 2023 was 24.7%, compared with 23.7% for the corresponding quarter of 2022.
The tax rates in both periods reflect the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and/or losses. The rate in the first quarter of 2023 reflects the previously enacted change in the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The blended U.K. statutory tax rate for 2023 is 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 1.3% and 1.8% for the three months ended March 31, 2023 and 2022, respectively.
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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $53 million within the next twelve months due to settlement of audits and expiration of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate.
As a U.S. domiciled parent holding company, the Company is the issuer of essentially all the Company's external indebtedness, and incurs the related interest expense in the U.S. The Company’s interest expense deductions are not currently limited. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the U.S. Some of these expenses may not be deductible in the U.S., which may impact the effective tax rate.
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
In August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company evaluated the provisions of the new legislation, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The IRA was effective as of January 1, 2023, and does not have a significant impact on the Company's financial results of operations for the current year.
In addition to U.S. tax law changes, the Company's global operations make the tax rate sensitive to significant foreign tax law changes. A number of countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II minimum tax regime with effect from January 1, 2024 or later. The Company is currently monitoring these developments and is in the process of evaluating the potential impact on its results of operations.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At March 31, 2023, the Company had approximately $975 million of cash and cash equivalents in its foreign operations, which includes $379 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the three months ended March 31, 2023, the Company recorded foreign currency translation adjustments which increased net equity by $77 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company used $819 million of cash for operations for the three months ended March 31, 2023, compared to $702 million used for operations in the first three months of 2022. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $79 million and $39 million related to its restructuring activities for the three months ended March 31, 2023 and 2022, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first the three months of 2023, the Company contributed $8 million to its U.S. defined benefit pension plans and $13 million to its non-U.S. defined benefit pension plans. For the first three months of 2022, the Company contributed $8 million to its U.S. defined benefit pension plans and $60 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. In the first three months of 2023, the Company made $8 million of contributions to its non-qualified plans and expects to fund approximately an additional $23 million over the remainder of 2023. The Company is not required to make any contributions to its U.S. qualified plans in 2023.
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

In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. During the first three months of 2023, the Company made deficit contributions of $10 million to its U.K. plans, all in respect of the JLT section, and is expected to make $31 million of contributions in the remainder of 2023.
For the Marsh McLennan U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022 based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. As part of a long term strategy which depends on having greater influence over asset allocation and overall investment decisions, in December 2022, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million (or $554 million) over a seven-year period.
The Company expects to fund an additional $63 million to its non-U.S. defined benefit plans over the remainder of 2023, comprising approximately $31 million to the U.K. plans and $32 million to plans outside of the U.K.
Financing Cash Flows
Net cash provided by financing activities was $773 million for the three months ended March 31, 2023, compared with $855 million provided by financing activities for the corresponding quarter in 2022.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility"), entered into on April 1, 2021. The interest rate on the Credit Facility is based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. The Credit Facility expires in April 2026, and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a LIBOR successor rate in the event LIBOR reference rates are no longer available or in certain other circumstances which are determined to make using an alternative rate desirable. As of March 31, 2023 and December 31, 2022 the Company had no borrowings under this facility.
In connection with the Credit Facility, the Company terminated its previous multi-currency unsecured $1.8 billion five-year and its unsecured $1 billion 364-day revolving credit facilities.
In May 2022, the Company secured a $250 million uncommitted revolving credit facility. The facility expires in May 2023, and has similar coverage and leverage ratios as the Credit Facility. At March 31, 2023, the Company had $250 million borrowings outstanding under this facility with a weighted average interest rate of 5.19% There were no borrowings outstanding under this facility at December 31, 2022.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $112 million at March 31, 2023. There were no outstanding borrowings under these facilities at March 31, 2023 and December 31, 2022. The Company also has outstanding guarantees and letters of credit with various banks aggregating $102 million at March 31, 2023.
Debt
The Company has a short-term commercial paper financing program of $2.8 billion. The program was increased from $2.0 billion in October 2022. The Company had $594 million of commercial paper outstanding at March 31, 2023, at an average effective interest rate of 5.22%.
In March 2023, the Company issued $600 million of 5.45% senior notes due 2053. The Company used the net proceeds from this issuance for general corporate purposes.
In October 2022, the Company issued $500 million of 5.75% senior notes due 2032 and $500 million of 6.25% senior notes due 2052. The Company used the net proceeds from these issuances for general corporate purposes, and repaid $350 million of 3.30% senior notes in November 2022, with an original maturity date of March 2023.
The Company's senior debt is currently rated A- by Standard & Poor's ("S&P"), Baa1 by Moody's and A- by Fitch. The Company's short-term debt is currently rated A-2 by S&P, P-2 by Moody's and F-2 by Fitch. The Company carries a Positive outlook with Moody's and a Stable outlook with both S&P and Fitch.
Share Repurchases
In the first three months of 2023, the Company repurchased 1.8 million shares of its common stock for $300 million. As of March 31, 2023, the Company remained authorized to repurchase up to approximately $4.0 billion in shares of its common stock. There is no time limit on the authorization.
During the first three months of 2022, the Company repurchased 3.2 million shares of its common stock for $500 million.

Dividends
The Company paid dividends on its common shares of $296 million ($0.59 per share) during the first three months of 2023, as compared with $272 million ($0.535 per share) in the first three months of 2022.
In March 2023, the Board of Directors of the Company declared a quarterly dividend of $0.59 per share on outstanding common stock, payable on May 15, 2023, to stockholders of record on April 5, 2023.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2023	2022
Operating:
Receipt of contingent consideration for dispositions	$1	$—
Acquisition/disposition related net charges for adjustments	7	10
Adjustments and payments related to contingent consideration	$8	$10
Financing:
Contingent consideration for prior year acquisitions	$(1)	$(4)
Deferred consideration related to prior year acquisitions	(12)	(12)
Payments of deferred and contingent consideration for acquisitions	$(13)	$(16)

Receipt of contingent consideration for dispositions	$2	$3
For acquisitions completed in the first three months of 2023 and in prior years, remaining estimated future contingent payments of $383 million and deferred consideration payments of $131 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2023.
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
The U.S. dollar value of the Euro notes increased by $25 million through March 31, 2023, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a loss as an increase to accumulated other comprehensive loss for the three months ended March 31, 2023.
Fiduciary Liabilities
Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown in the consolidated balance sheets as an offset to fiduciary liabilities. Financing cash flows reflect an increase of $48 million and $926 million for the three months ended March 31, 2023 and 2022, respectively, related to fiduciary liabilities.

Investing Cash Flows
Net cash used for investing activities amounted to $368 million for the first three months of 2023, compared with $159 million used for investing activities for the corresponding quarter in 2022.
The Company paid $11 million and $24 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during the first three months of 2023 and 2022, respectively.
On April 1, 2023, the Company completed the acquisition of Westpac Banking Corporation’s ("Westpac") financial advisory business, Advance Asset Management, and the transfer from Westpac of BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Transaction"). In consideration for the Transaction, on March 30, 2023, the Company transferred $252 million to a Westpac separate trust account in advance of the completion of the Transaction. The consideration transferred is included as a cash outflow in acquisitions, net of cash and cash equivalents held in a fiduciary capacity acquired, in the consolidated statements of cash flows.
In connection with the 2022 disposition of Mercer's U.S. affinity business, the Company transferred to the buyer an additional $20 million of cash and cash equivalents held in a fiduciary capacity in the first quarter of 2023.
During the first three months of 2022, the Company sold certain businesses in Brazil for cash proceeds of approximately $4 million.
The Company's additions to fixed assets and capitalized software, which amounted to $84 million in the first three months of 2023, and $122 million in the first three months of 2022, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
The Company has commitments for potential future investments of approximately $159 million in private equity funds that invest primarily in financial services companies, including a $100 million commitment to invest in a private equity fund entered into on April 1, 2022.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type as of March 31, 2023:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$594	$594	$—	$—	$—
Term loan facility	250	250	—	—	—
Current portion of long-term debt	1,267	1,267	—	—	—
Long-term debt	10,926	—	1,739	637	8,550
Interest on long-term debt	6,842	491	832	746	4,773
Net operating leases	2,304	362	632	515	795
Service agreements	445	220	180	45	—
Other long-term obligations (a)	579	245	279	51	4
Total	$23,207	$3,429	$3,662	$1,994	$14,122
(a) Primarily reflects the future payments of deferred and contingent purchase consideration
The table does not include the liability for unrecognized tax benefits of $107 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $43 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act ("the TCJA") of $62 million, which will be paid in installments beginning in 2023 through 2026.
Management’s Discussion of Critical Accounting Policies and Estimates
The Company’s discussion of critical accounting policies and estimates that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2022 Form 10-K.
New Accounting Guidance
Note 19, New Accounting Guidance, in the notes to the consolidated financial statements in this report, contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

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
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,006	$1,442
Cash and cash equivalents held in a fiduciary capacity	$10,834	$10,660
Based on the above balances at March 31, 2023, if short-term interest rates increased or decreased by 10%, or 36 basis points, over the course of the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $32 million. At December 31, 2022, a change in short-term interest rates of 10% or 25 basis points would have increased or decreased interest income by approximately $30 million. The change in interest rate risk at March 31, 2023 is due to higher short-term interest rates compared to the prior year.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic cost for 2023 are discussed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Discussion of Critical Accounting Policies and Estimates - Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $79 million. The Company has exposure to approximately 80 foreign currencies overall. If exchange rates at March 31, 2023, hold constant for the rest of 2023, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will decrease full year net operating income by approximately $37 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $16 million that are valued using readily determinable fair values and approximately $43 million of investments without readily determinable fair values. The Company also has investments of approximately $214 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 1A. Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
During the three months ended March 31, 2023, the Company repurchased 1.8 million shares of its common stock for $300 million. As of March 31, 2023, the Company remained authorized to repurchase up to approximately $4.0 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	351,570	$171.1736	351,570	$4,253,815,341
February 1-28, 2023	642,652	$168.4791	642,652	$4,145,541,881
March 1-31, 2023	823,882	$159.6671	823,882	$4,013,995,053
Total	1,818,104	$165.0070	1,818,104	$4,013,995,053
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

Date:	April 20, 2023	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 20, 2023	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1	Sixteenth Supplemental Indenture, dated March 9, 2023, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2023)

10.1	Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Martin South

10.2	Non-Competition and Non-Solicitation Agreement, dated as of December 1, 2021, between Marsh & McLennan Companies, Inc. and Martin South

10.3	Form of Deferred Stock Unit Award, with grant dates from March 1, 2023 through February 1, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting

10.4	Form of Deferred Stock Unit Award, with grant dates from March 1, 2023 through February 1, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting

10.5	Form of Restricted Stock Unit Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.6	Form of Performance Stock Unit Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.7	Form of Stock Option Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase