Form 10-Q
period 2023-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2023-07-20
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 17, 2023, there were outstanding 493,953,729 shares of common stock, par value $1.00 per share, of the registrant.

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
The factors identified above are not exhaustive. Marsh & McLennan Companies, Inc., and its consolidated subsidiaries (the "Company") operate in a dynamic business environment in which new risks emerge frequently. Accordingly, we caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made.
Further information concerning the Company, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q and our most recently filed Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$5,876	$5,379	$11,800	$10,928
Expense:
Compensation and benefits	3,337	3,010	6,544	6,110
Other operating expenses	1,082	1,005	2,073	2,009
Operating expenses	4,419	4,015	8,617	8,119
Operating income	1,457	1,364	3,183	2,809
Other net benefit credits	60	59	118	121
Interest income	10	1	24	2
Interest expense	(146)	(114)	(282)	(224)
Investment income	3	2	5	28
Income before income taxes	1,384	1,312	3,048	2,736
Income tax expense	337	334	749	672
Net income before non-controlling interests	1,047	978	2,299	2,064
Less: Net income attributable to non-controlling interests	12	11	29	26
Net income attributable to the Company	$1,035	$967	$2,270	$2,038
Net income per share attributable to the Company:
– Basic	$2.09	$1.93	$4.59	$4.06
– Diluted	$2.07	$1.91	$4.55	$4.01
Average number of shares outstanding:
– Basic	495	501	495	502
– Diluted	499	506	499	508
Shares outstanding at June 30,	494	499	494	499
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income before non-controlling interests	$1,047	$978	$2,299	$2,064
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	223	(864)	342	(1,033)
(Loss) gain related to pension/post-retirement plans	(62)	236	(120)	322
Other comprehensive income (loss) before tax	161	(628)	222	(711)
Income tax (credit) expense on other comprehensive loss	(18)	56	(37)	77
Other comprehensive income (loss), net of tax	179	(684)	259	(788)
Comprehensive income	1,226	294	2,558	1,276
Less: comprehensive income attributable to non-controlling interest	12	11	29	26
Comprehensive income attributable to the Company	$1,214	$283	$2,529	$1,250
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,171	$1,442
Cash and cash equivalents held in a fiduciary capacity	11,564	10,660
Receivables
Commissions and fees	6,406	5,293
Advanced premiums and claims	97	103
Other	637	616
	7,140	6,012
Less-allowance for credit losses	(154)	(160)
Net receivables	6,986	5,852
Other current assets	1,081	1,005
Total current assets	20,802	18,959

Goodwill	16,621	16,251
Other intangible assets	2,508	2,537
Fixed assets (net of accumulated depreciation and amortization of $1,611 at June 30, 2023 and $1,531 at December 31, 2022)	870	871
Pension related assets	2,331	2,127
Right of use assets	1,569	1,562
Deferred tax assets	365	358
Other assets	1,500	1,449
	$46,566	$44,114
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) June 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,375	$268
Accounts payable and accrued liabilities	3,137	3,278
Accrued compensation and employee benefits	2,021	3,095
Current lease liabilities	309	310
Accrued income taxes	407	221
Fiduciary liabilities	11,564	10,660
Total current liabilities	19,813	17,832

Long-term debt	10,247	11,227
Pension, post-retirement and post-employment benefits	866	921
Long-term lease liabilities	1,699	1,667
Liabilities for errors and omissions	364	355
Other liabilities	1,438	1,363
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2023 and December 31, 2022	561	561
Additional paid-in capital	1,074	1,179
Retained earnings	21,980	20,301
Accumulated other comprehensive loss	(5,055)	(5,314)
Non-controlling interests	178	229
	18,738	16,956
Less – treasury shares, at cost, 66,590,930 shares at June 30, 2023 and 65,855,914 shares at December 31, 2022	(6,599)	(6,207)
Total equity	12,139	10,749
	$46,566	$44,114
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2023	2022
Operating cash flows:
Net income before non-controlling interests	$2,299	$2,064
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	175	174
Amortization of intangible assets	172	174
Non-cash lease expense	143	152
Adjustments and payments related to contingent consideration assets and liabilities	(23)	9
Deconsolidation of Russian businesses	—	39
Net gain on investments	(5)	(28)
Net loss (gain) on disposition of assets	19	(111)
Share-based compensation expense	191	194
Changes in assets and liabilities:
Net receivables	(1,029)	(978)
Other assets	(108)	(65)
Accrued compensation and employee benefits	(1,101)	(992)
Provision for taxes, net of payments and refunds	245	235
Contributions to pension and other benefit plans in excess of current year credit	(164)	(226)
Other liabilities	10	105
Operating lease liabilities	(159)	(166)
Net cash provided by operations	665	580
Financing cash flows:
Purchase of treasury shares	(600)	(1,100)
Net proceeds from issuance of commercial paper	308	944
Borrowings from term-loan and credit facilities	200	—
Proceeds from issuance of debt	589	—
Repayments of debt	(8)	(8)
Purchase of non-controlling interests	(139)	—
Shares withheld for taxes on vested units – treasury shares	(141)	(180)
Issuance of common stock from treasury shares	120	65
Payments of deferred and contingent consideration for acquisitions	(185)	(92)
Receipts of contingent consideration for dispositions	2	3
Distributions of non-controlling interests	(10)	(15)
Dividends paid	(591)	(547)
Change in fiduciary liabilities	682	1,428
Net cash provided by financing activities	227	498
Investing cash flows:
Capital expenditures	(185)	(239)
Purchases of long term investments	(30)	(16)
Sales of long term investments	16	5
Dispositions	(17)	135
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(292)	(151)
Other, net	7	8
Net cash used for investing activities	(501)	(258)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	242	(755)
Increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	633	65
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	12,102	11,374
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$12,735	$11,439

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at June 30,	2023	2022
(In millions)
Cash and cash equivalents	$1,171	$909
Cash and cash equivalents held in a fiduciary capacity	11,564	10,530
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$12,735	$11,439
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,064	$1,026	$1,179	$1,112
Change in accrued stock compensation costs	89	5	(101)	(140)
Issuance of shares under stock compensation plans and employee stock purchase plans	(9)	13	66	72
Purchase of non-controlling interest	(70)	—	(70)	—
Balance, end of period	$1,074	$1,044	$1,074	$1,044
RETAINED EARNINGS
Balance, beginning of period	$20,949	$18,916	$20,301	$18,389
Net income attributable to the Company	1,035	967	2,270	2,038
Dividend equivalents declared	(4)	(3)	(8)	(7)
Dividends declared	—	—	(583)	(540)
Balance, end of period	$21,980	$19,880	$21,980	$19,880
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,234)	$(4,679)	$(5,314)	$(4,575)
Other comprehensive income (loss), net of tax	179	(684)	259	(788)
Balance, end of period	$(5,055)	$(5,363)	$(5,055)	$(5,363)
TREASURY SHARES
Balance, beginning of period	$(6,387)	$(4,887)	$(6,207)	$(4,478)
Issuance of shares under stock compensation plans and employee stock purchase plans	88	58	208	149
Purchase of treasury shares	(300)	(600)	(600)	(1,100)
Balance, end of period	$(6,599)	$(5,429)	$(6,599)	$(5,429)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$243	$219	$229	$213
Net income attributable to non-controlling interests	12	11	29	26
Net non-controlling interests acquired	(69)	—	(69)	—
Distributions and other changes	(8)	(6)	(11)	(15)
Balance, end of period	$178	$224	$178	$224
TOTAL EQUITY	$12,139	$10,917	$12,139	$10,917
Dividends declared per share	$—	$0.535	$1.18	$1.07
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the six months ended June 30, 2023 and 2022.
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
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At June 30, 2023, the Company maintained $464 million compared to $348 million at December 31, 2022 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three and six months ended June 30, 2023 and 2022, respectively.
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
The Company recorded net investment income of $3 million and $5 million for the three and six months ended June 30, 2023, respectively, compared to net investment income of $2 million and $28 million, respectively, for the corresponding periods in the prior year.
Income Taxes
The Company's effective tax rate for the three months ended June 30, 2023 was 24.4%, compared with 25.5% for the corresponding quarter of 2022. The effective tax rate for the six months ended June 30, 2023 and 2022 was 24.6% for both periods.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, nontaxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and, or losses. The tax rate for the three and six months ended June 30, 2023 reflects the previously enacted change in the United Kingdom (U.K.) corporate income tax rate from 19% to 25%, effective April 1, 2023. The blended U.K. statutory tax rate for 2023 is 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 1.2% and 0.8% for the three months ended June 30, 2023 and 2022, and by 1.3% for the six months periods ended June 30, 2023 and 2022.

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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $107 million at June 30, 2023, and $97 million at December 31, 2022. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $52 million within the next twelve months due to settlement of audits and expirations of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In July 2023, the U.K. enacted legislation to implement the Organization for Economic Cooperation and Development's ("OECD") framework, effective from January 1, 2024. This minimum tax will be treated as a period cost in future years and will not impact operating results for 2023. The Company is continuing to monitor legislative developments, especially in the European Union (E.U.) countries, and is in the process of evaluating the potential impact of the U.K. and other legislation on its results of future operations. On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company evaluated the provisions of the new legislation, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The IRA was effective as of January 1, 2023 and does not have a significant impact on the Company's financial results of operations for the current year.
Restructuring Costs
Charges associated with restructuring activities are recognized in accordance with applicable accounting guidance which includes accounting for disposal or exit activities, guidance related to impairment of Right-of-use ("ROU") assets related to real estate leases, as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the Form 2022 10-K.
The following table disaggregates components of the Company's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Marsh:
EMEA (a) (b)	$858	$780	$1,790	$1,649
Asia Pacific (a)	357	347	669	641
Latin America	137	118	252	222
Total International	1,352	1,245	2,711	2,512
U.S./Canada	1,686	1,533	3,071	2,812
Total Marsh	3,038	2,778	5,782	5,324
Guy Carpenter	576	522	1,647	1,521
Subtotal	3,614	3,300	7,429	6,845
Fiduciary interest income	108	13	199	17
Total Risk and Insurance Services	$3,722	$3,313	$7,628	$6,862

Mercer:
Wealth (c)	$637	$597	$1,218	$1,214
Health (d)	518	587	1,063	1,111
Career	219	205	437	407
Total Mercer	1,374	1,389	2,718	2,732
Oliver Wyman Group (b)	798	695	1,485	1,362
Total Consulting	$2,172	$2,084	$4,203	$4,094
(a) In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.
(b) Revenue for the six months ended June 30, 2022, includes the loss on deconsolidation of the Company's Russian businesses at Marsh and Oliver Wyman Group of $27 million and $12 million, respectively.
(c) Revenue for the six months ended June 30, 2023, includes the loss on sale of an individual financial advisory business in Canada of $17 million.
(d) Revenue for the three and six months ended June 30, 2022, includes a gain from the sale of the Mercer U.S. affinity business of $112 million.

The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	June 30, 2023	December 31, 2022
Contract assets	$378	$335
Contract liabilities	$906	$837
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
Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized for the three and six months ended June 30, 2023 that was included in the contract liability balance at the beginning of each of those periods was $218 million and $511 million, respectively, compared to revenue recognized of $174 million and $454 million, respectively, for the corresponding periods in the prior year.
The amount of revenue recognized for the three and six months ended June 30, 2023 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $27 million and $44 million, respectively, and $37 million and $61 million, respectively, for the corresponding periods in the prior year.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $240 million, primarily related to Mercer. The Company expects revenue in 2023, 2024, 2025, 2026, and 2027 and beyond of $92 million, $67 million, $43 million, $24 million and $14 million, respectively, related to these performance obligations.
4.     Fiduciary Assets and Liabilities
The Company, in its capacity as an insurance broker or agent, generally collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. The Company's fiduciary assets primarily include bank or short-term time deposits and liquid money market funds, classified as cash and cash equivalents. Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities.
Risk and Insurance Services revenue includes interest on fiduciary funds of $108 million and $199 million for the three and six months ended June 30, 2023, respectively, and $13 million and $17 million for the three and six months ended June 30, 2022, respectively.
Net uncollected premiums and claims and the related payables were $16.7 billion at June 30, 2023, and $13.0 billion at December 31, 2022. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
Reclassification of Fiduciary Assets and Liabilities
In the second quarter of 2023, the Company changed the presentation of fiduciary assets and liabilities on the consolidated balance sheets. Cash and cash equivalents held in a fiduciary capacity was reclassified from an offset to fiduciary liabilities to current assets, with the corresponding fiduciary liabilities reclassified to current liabilities. The reclassification had no impact on the Company’s total equity at December 31, 2022. The presentation in the December 31, 2022 consolidated balance sheet was conformed to the current presentation as follows:

(In millions)	As Reported	As Reclassified
Total current assets	$8,299	$18,959
Total assets	$33,454	$44,114
Total current liabilities	$7,172	$17,832
As a result of reclassifying cash and cash equivalents held in a fiduciary capacity, total RIS assets and total Consulting assets at December 31, 2022 increased to $33,022 million and $10,446 million, respectively.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income before non-controlling interests	$1,047	$978	$2,299	$2,064
Less: Net income attributable to non-controlling interests	12	11	29	26
Net income attributable to the Company	$1,035	$967	$2,270	$2,038
Basic weighted average common shares outstanding	495	501	495	502
Dilutive effect of potentially issuable common shares	4	5	4	6
Diluted weighted average common shares outstanding	499	506	499	508
Average stock price used to calculate common stock equivalents	$177.33	$160.43	$172.13	$158.96

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the six months ended June 30, 2023 and 2022:

(In millions)	2023	2022
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$364	$164
Acquisition-related deposit	—	24
Fiduciary liabilities assumed	(1)	(2)
Liabilities assumed	(63)	(24)
Contingent/deferred purchase consideration	(8)	(11)
Net cash outflow for acquisitions	$292	$151

(In millions)	2023	2022
Interest paid	$245	$215
Income taxes paid, net of refunds	$504	$437
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2023	2022
Operating:
Contingent consideration payments for prior year acquisitions	$(41)	$(18)
Receipt of contingent consideration for dispositions	1	—
Acquisition/disposition related net charges for adjustments	17	27
Adjustments and payments related to contingent consideration	$(23)	$9
Financing:
Contingent consideration for prior year acquisitions	$(134)	$(16)
Deferred consideration related to prior year acquisitions	(51)	(76)
Payments of deferred and contingent consideration for acquisitions	$(185)	$(92)

Receipts of contingent consideration for dispositions	$2	$3
The Company had non-cash issuances of common stock under its share-based payment plan of $296 million and $337 million for the six months ended June 30, 2023 and 2022, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $92 million and $191 million for the three and six months ended June 30, 2023, respectively, and $89 million and $194 million for the three and six months ended June 30, 2022, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three and six months ended June 30, 2023 and 2022, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of April 1, 2023	$(2,766)	$(2,468)	$(5,234)
Other comprehensive (loss) income before reclassifications	(48)	224	176
Amounts reclassified from accumulated other comprehensive income	3	—	3
Net current period other comprehensive (loss) income	(45)	224	179
Balance as of June 30, 2023 (a)	$(2,811)	$(2,244)	$(5,055)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of April 1, 2022	$(3,137)	$(1,542)	$(4,679)
Other comprehensive income (loss) before reclassifications	154	(864)	(710)
Amounts reclassified from accumulated other comprehensive income	26	—	26
Net current period other comprehensive income (loss)	180	(864)	(684)
Balance as of June 30, 2022 (a)	$(2,957)	$(2,406)	$(5,363)
(a) At June 30, 2023 and 2022, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1,370 million and $1,424 million, respectively, and net of deferred tax liability of $1 million and deferred tax assets of $13 million in foreign currency translation adjustments, respectively.

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2023	$(2,721)	$(2,593)	$(5,314)
Other comprehensive (loss) income before reclassifications	(96)	349	253
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Net current period other comprehensive (loss) income	(90)	349	259
Balance as of June 30, 2023 (a)	$(2,811)	$(2,244)	$(5,055)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2022	$(3,202)	$(1,373)	$(4,575)
Other comprehensive income (loss) before reclassifications	189	(1,033)	(844)
Amounts reclassified from accumulated other comprehensive loss	56	—	56
Net current period other comprehensive income (loss)	245	(1,033)	(788)
Balance as of June 30, 2022 (a)	$(2,957)	$(2,406)	$(5,363)
(a) At June 30, 2023 and 2022, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1,370 million and $1,424 million, respectively, and net of deferred tax liability of $1 million and deferred tax assets of $13 million in foreign currency translation adjustments, respectively.

The components of other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022 are as follows:

Three Months Ended June 30,	2023			2022
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$223	$(1)	$224	$(864)	$—	$(864)
Pension and post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	5	1	4	38	11	27
Subtotal	4	1	3	37	11	26
Foreign currency translation adjustments	(59)	(16)	(43)	187	44	143
Effect of remeasurement	—	—	—	10	1	9
Effect of settlement	—	—	—	2	—	2
Other adjustments	(7)	(2)	(5)	—	—	—
Pension/post-retirement plans (losses) gains	(62)	(17)	(45)	236	56	180
Other comprehensive income (loss)	$161	$(18)	$179	$(628)	$56	$(684)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2023			2022
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$342	$(7)	$349	$(1,033)	$—	$(1,033)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	10	3	7	77	20	57
Subtotal	9	3	6	76	20	56
Foreign currency translation adjustments	(122)	(31)	(91)	252	60	192
Effect of remeasurement	—	—	—	10	1	9
Effect of settlement	—	—	—	2	—	2
Other adjustments	(7)	(2)	(5)	(18)	(4)	(14)
Pension/post-retirement plans (losses) gains	(120)	(30)	(90)	322	77	245
Other comprehensive income (loss)	$222	$(37)	$259	$(711)	$77	$(788)
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
The Risk and Insurance Services segment completed three acquisitions during the six months ended June 30, 2023:
•May – Marsh acquired Austral Insurance Brokers Pty Ltd, an Australia-based insurance broker that provides risk advice services and business insurance solutions in the labor hire, mining services, transport, manufacturing, agribusiness, retail and professional services sectors.
•June – Guy Carpenter acquired Re Solutions, an Israel-based reinsurance broker with actuarial and analytics capabilities and solutions, including an extensive facultative reinsurance offering, and Marsh & McLennan Agency ("MMA") acquired SOLV Risk Solutions, LLC, a Texas-based risk management advisory services firm.
The Consulting segment completed three acquisitions for the six months ended June 30, 2023:
•March – Mercer acquired Leapgen LLC, a Minnesota-based human resources consulting technology advisory firm focused on digital strategy and transformation, workforce solutions, and improving employee experience.
•April – Mercer acquired Westpac Banking Corporation’s ("Westpac") financial advisory business, Advance Asset Management, and completed the transfer from Westpac of BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Westpac Transaction"). Oliver Wyman Group acquired the business of Gorman Actuarial, Inc., a U.S.-based life and health actuarial consultant business.
Total purchase consideration for acquisitions made during the six months ended June 30, 2023 was $340 million, which consisted of cash paid of $332 million and deferred purchase and estimated contingent consideration of $8 million. Contingent consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. During the six months ended June 30, 2023, the Company also paid $51 million of deferred purchase consideration and $175 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2023, based on the estimated fair values for the acquisitions as of their respective acquisition dates. Amounts in the table primarily reflect the impact of the Westpac Transaction.

Acquisitions through June 30, 2023
(In millions)
Cash	$332
Estimated fair value of deferred/contingent consideration	8
Total consideration	$340
Allocation of purchase price:
Cash and cash equivalents	$15
Cash and cash equivalents held in a fiduciary capacity	1
Net receivables	15
Goodwill	236
Other intangible assets	137
Total assets acquired	404
Current liabilities	29
Fiduciary liabilities	1
Other liabilities	34
Total liabilities assumed	64
Net assets acquired	$340
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
The following table provides information about other intangible assets acquired in 2023:

Other intangible assets through June 30, 2023 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$137	10.2 years
Total other intangible assets	$137
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for both the three and six months ended June 30, 2023, include revenue of approximately $41 million and operating income of $9 million for acquisitions made in 2023. The consolidated statements of income for both the three and six months ended June 30, 2022 include revenue of approximately $6 million and operating loss of $1 million for acquisitions made in 2022.
In relation to the Westpac Transaction, the Company incurred approximately $10 million and $27 million of integration expenses for the three and six months ended June 30, 2023, respectively, primarily for technology, consulting, legal and people related costs. These costs are included in other operating expenses in the Company's consolidated statements of income.
Dispositions
In January 2023, the Company entered into an agreement for the sale of an individual financial advisory business in Canada which was completed in May 2023. As a result, the Company recorded a loss of $17 million for the six months ended June 30, 2023, primarily related to the write-down of the customer relationship intangible assets. The loss is included in revenue in the consolidated statements of income.
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
Total purchase consideration for acquisitions made for the six months ended June 30, 2022 was approximately $158 million, which consisted of cash paid of $147 million and deferred purchase and estimated contingent consideration of $11 million. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of two to four years. For the first six months of 2022, the Company also paid $76 million of deferred purchase consideration and $34 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
Prior year dispositions
In April 2022, Mercer sold its U.S. affinity business that provided insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $140 million and recorded a gain of $112 million which is included in revenue in the consolidated statements of income.
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
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$5,878	$5,478	$11,855	$11,145
Net income attributable to the Company	$1,043	$970	$2,294	$2,032
Basic net income per share attributable to the Company	$2.11	$1.94	$4.64	$4.05
Diluted net income per share attributable to the Company	$2.09	$1.92	$4.59	$4.00

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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived intangible assets at June 30, 2023 and December 31, 2022.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2023	2022
Balance as of January 1,	$16,251	$16,317
Goodwill acquired	236	104
Other adjustments (a)	134	(458)
Balance at June 30,	$16,621	$15,963
(a) Primarily reflects the impact of foreign exchange.
The goodwill arising from acquisitions in 2023 and 2022 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2023 included approximately $2.6 million and $11.3 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocable to the Company’s reportable segments at June 30, 2023, is $12.6 billion for Risk and Insurance Services and $4.0 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023			December 31, 2022
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$4,096	$1,631	$2,465	$3,993	$1,508	$2,485
Other (a)	370	327	43	360	308	52
Other intangible assets	$4,466	$1,958	$2,508	$4,353	$1,816	$2,537
(a) Primarily reflects non-compete agreements, trade names and developed technology.

Aggregate amortization expense for the three and six months ended June 30, 2023, was $87 million and $172 million, respectively, compared to $83 million and $174 million, respectively, for the corresponding periods in the prior year. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2023 (excludes amortization through June 30, 2023)	$174
2024	324
2025	289
2026	270
2027	266
Subsequent years	1,185
Total future amortization	$2,508
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/23	12/31/22	06/30/23	12/31/22	06/30/23	12/31/22	06/30/23	12/31/22
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$6	$6	$—	$—	$—	$—	$6	$6
Mutual funds (a)	170	162	—	—	—	—	170	162
Money market funds (b)	158	146	—	—	—	—	158	146
Other equity investment (a)	—	—	—	13	—	—	—	13
Contingent purchase consideration assets (c)	—	—	—	—	1	3	1	3
Total assets measured at fair value	$334	$314	$—	$13	$1	$3	$335	$330
Fiduciary Assets:
Money market funds	221	201	—	—	—	—	221	201
Total fiduciary assets measured at fair value	$221	$201	$—	$—	$—	$—	$221	$201
Liabilities:
Contingent purchase consideration liabilities (d)	$—	$—	$—	$—	$223	$377	$223	$377
Total liabilities measured at fair value	$—	$—	$—	$—	$223	$377	$223	$377
(a) Included in other assets in the consolidated balance sheets.
(b) Included in cash and cash equivalents in the consolidated balance sheets.
(c) Included in other receivables in the consolidated balance sheets.
(d) Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the table reflect contingent purchase consideration from the sale of businesses. The change in the contingent purchase consideration assets from December 31, 2022 is driven primarily by cash receipts of approximately $3 million.
During the six months ended June 30, 2023 and 2022, there were no assets or liabilities that were transferred between levels.

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Balance at beginning of period	$383	$358	$377	$352
Net additions	4	—	4	—
Payments	(174)	(30)	(175)	(34)
Revaluation impact	10	17	17	27
Balance at June 30,	$223	$345	$223	$345
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $249 million and $215 million at June 30, 2023 and December 31, 2022, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $59 million and $56 million at June 30, 2023 and December 31, 2022, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $190 million and $159 million at June 30, 2023 and December 31, 2022, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income from these investments of $3 million and $6 million for the three and six months ended June 30, 2023, respectively, and net investment gains of $2 million and $19 million, respectively, from these investments for the corresponding periods in 2022.
As of June 30, 2023, the Company has commitments of potential future investments of approximately $132 million in private equity funds that invest primarily in financial services companies.
Other Investments
At June 30, 2023 and December 31, 2022, the Company held equity investments with readily determinable market values of $16 million and $17 million, respectively. The Company recorded mark-to-market investment losses on these investments of $1 million for the six months ended June 30, 2023. During the first six months of 2022, the Company recorded mark-to-market investment gains of $9 million relating to its investment in Alexander Forbes, which was sold later in 2022.
The Company also held investments without readily determinable market values of $34 million and $42 million at June 30, 2023 and December 31, 2022, respectively.

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
The U.S. dollar value of the Euro notes increased by $33 million through June 30, 2023, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the six months ended June 30, 2023.
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
For the three and six months ended June 30, 2023, the Company determined that $5 million and $13 million of its ROU assets, respectively, were impaired and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.
The following table provides additional information about the Company’s property leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Lease Cost:
Operating lease cost (a)	$81	$88	$161	$178
Short-term lease cost	2	1	3	2
Variable lease cost	26	30	63	64
Sublease income	(2)	(4)	(6)	(9)
Net lease cost	$107	$115	$221	$235
Other information:
Operating cash outflows from operating leases			$189	$194
Right of use assets obtained in exchange for new operating lease liabilities			$121	$114
Weighted-average remaining lease term – real estate			8.3 years	8.6 years
Weighted-average discount rate – real estate leases			3.21%	2.75%
(a) Excludes ROU asset impairment charges.

Future minimum lease payments for the Company’s operating leases as of June 30, 2023 are as follows:

(In millions)	Real Estate Leases
Remainder of 2023	$186
2024	347
2025	317
2026	295
2027	259
2028	186
Subsequent years	690
Total future lease payments	2,280
Less: Imputed interest	(272)
Total	$2,008
Current lease liabilities	$309
Long-term lease liabilities	1,699
Total lease liabilities	$2,008
Note: The above table excludes obligations for leases with original terms of twelve months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
As of June 30, 2023, the Company had additional operating real estate leases that had not yet commenced of $55 million. These operating leases will commence over the next 12 months.
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
June 30,	2023	2022
Weighted average assumptions:
Expected return on plan assets	5.31%	4.56%
Discount rate	5.16%	2.28%
Rate of compensation increase	3.16%	2.16%
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At June 30, 2023, the actual allocation for the U.S. plans was 50% equities and equity alternatives and 50% fixed income. The target allocation for the U.K. plans at June 30, 2023 is 14% equities and equity alternatives and 86% fixed income. At June 30, 2023, the actual allocation for the U.K. plans was 13% equities and equity alternatives and 87% fixed income. The Company's U.K. plans comprised approximately 79% of non-U.S. plan assets at December 31, 2022. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2023	2022
Service cost	$5	$7
Interest cost	150	99
Expected return on plan assets	(215)	(197)
Recognized actuarial loss	5	37
Net periodic benefit credit	$(55)	$(54)
Settlement loss	—	2
Net benefit credit	$(55)	$(52)

Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2023	2022
Service cost	$11	$15
Interest cost	298	199
Expected return on plan assets	(427)	(399)
Recognized actuarial loss	11	76
Net periodic benefit credit	$(107)	$(109)
Settlement loss	—	2
Net benefit credit	$(107)	$(107)

Amounts recorded in the Consolidated Statements of Income
Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2023	2022
Compensation and benefits expense	$5	$7
Other net benefit credits	(60)	(59)
Net benefit credit	$(55)	$(52)

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2023	2022
Compensation and benefits expense	$11	$15
Other net benefit credits	(118)	(122)
Net benefit credit	$(107)	$(107)

U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2023	2022
Interest cost	$65	$49
Expected return on plan assets	(77)	(84)
Recognized actuarial loss	4	18
Net benefit credit	$(8)	$(17)

U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2023	2022
Interest cost	$130	$97
Expected return on plan assets	(155)	(168)
Recognized actuarial loss	9	37
Net benefit credit	$(16)	$(34)

Significant non-U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2023	2022
Service cost	$5	$7
Interest cost	85	50
Expected return on plan assets	(138)	(113)
Recognized actuarial loss	1	19
Net periodic benefit credit	$(47)	$(37)
Settlement loss	—	2
Net benefit credit	$(47)	$(35)

Significant non-U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2023	2022
Service cost	$11	$15
Interest cost	168	102
Expected return on plan assets	(272)	(231)
Recognized actuarial loss	2	39
Net periodic benefit credit	$(91)	$(75)
Settlement loss	—	2
Net benefit credit	$(91)	$(73)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and six months ended June 30, 2023 of approximately $26 million and $47 million, respectively, compared to contributions of $45 million and $113 million, respectively, for the corresponding periods in the prior year. The Company expects to contribute approximately $59 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2023.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and six months ended June 30, 2023 was $44 million and $88 million, respectively, and $40 million and $83 million, respectively, for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and six months ended June 30, 2023, was $38 million and $81 million, respectively, and $33 million and $77 million, respectively, for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2023	December 31, 2022
Short-term:
Commercial paper	$308	$—
Revolving credit facility	200	—
Current portion of long-term debt	1,867	268
	$2,375	$268
Long-term:
Senior notes – 4.05% due 2023	$250	$250
Senior notes – 3.50% due 2024	600	599
Senior notes – 3.875% due 2024	999	998
Senior notes – 3.50% due 2025	499	499
Senior notes – 1.349% due 2026	604	587
Senior notes – 3.75% due 2026	599	598
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	593	576
Senior notes – 2.25% due 2030	740	739
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.750% due 2032	492	493
Senior notes – 5.875% due 2033	298	298
Senior notes – 4.75% due 2039	495	495
Senior notes – 4.35% due 2047	493	493
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,238	1,238
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	492
Senior notes – 5.45% due 2053	591	—
Mortgage – 5.70% due 2035	293	301
Other	4	4
	$12,114	$11,495
Less: current portion	1,867	268
	$10,247	$11,227
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has a short-term commercial paper financing program of $2.8 billion. The program was increased from $2.0 billion in October 2022. The Company had $308 million of commercial paper outstanding at June 30, 2023, at an average effective interest rate of 5.33%.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility") entered into on April 1, 2021. The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating. In the second quarter of 2023, the Credit Facility was amended so that borrowings under the Credit Facility bear interest at a rate per annum equal, at the borrower's option, either at (a) SOFR benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Credit Facility expires in April 2026 and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly.

The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances in which an alternative rate may be required. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under this facility.
In connection with the Credit Facility, the Company terminated its previous multi-currency unsecured $1.8 billion five-year and its unsecured $1 billion 364-day revolving credit facilities.
In May 2022, the Company secured a one-year $250 million uncommitted revolving credit facility with similar coverage and leverage ratios as the Credit Facility. In May 2023, the Company extended the facility until May 2024, at a reduced capacity of $200 million. At June 30, 2023, the Company had $200 million borrowings outstanding under this facility with a weighted average interest rate of 5.50%. There were no borrowings outstanding under this facility at December 31, 2022.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $112 million at June 30, 2023. There were no outstanding borrowings under these facilities at June 30, 2023 and December 31, 2022. The Company also has outstanding guarantees and letters of credit with various banks aggregating $118 million at June 30, 2023.
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

	June 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$2,375	$2,350	$268	$265
Long-term debt	$10,247	$9,673	$11,227	$10,544
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
15.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. Based on current estimates, the Company continues to anticipate total charges related to these activities to be between $375 million and $400 million. The Company has incurred approximately $300 million of restructuring costs through June 30, 2023, primarily severance and lease exit charges, of which $48 million and $72 million were for the three and six months ended June 30, 2023, respectively. The majority of the remaining costs are expected to be incurred in the remainder of 2023. The Company's plans are still being finalized, which may change the expected timing and estimates of expected costs, as the Company continues to refine its detailed plans for each business and location.
Restructuring activities also include charges related to improving the Company's global information technology function and improving efficiencies and client services related to the Marsh operational excellence program. In 2022, costs primarily related to remaining JLT integration.

The Company incurred costs related to these initiatives as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Risk and Insurance Services	$31	$11	$63	$26
Consulting	7	4	16	11
Corporate	27	13	39	21
Total	$65	$28	$118	$58
Details of the restructuring activity from January 1, 2022 through June 30, 2023, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at 1/1/22	$35	$34	$—	$—	$69
2022 charges	111	195	15	106	427
Cash payments	(58)	(25)	(6)	(104)	(193)
Non-cash charges	—	(148)	(9)	—	(157)
Liability at 12/31/22	$88	$56	$—	$2	$146
2023 charges	46	36	6	30	118
Cash payments	(79)	(37)	(5)	(30)	(151)
Non-cash charges	—	(15)	(1)	—	(16)
Liability at 6/30/23	$55	$40	$—	$2	$97
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
16.    Common Stock
During the first six months of 2023, the Company repurchased 3.5 million shares of its common stock for $600 million. As of June 30, 2023, the Company remained authorized to repurchase up to approximately $3.7 billion in shares of its common stock. There is no time limit on the authorization. During the first six months of 2022, the Company repurchased 7.0 million shares of its common stock for $1.1 billion.
The Company issued approximately 2.8 million and 2.7 million shares related to stock compensation and employee stock purchase plans during the first six months of 2023 and 2022, respectively.
In January and March of 2023, the Board of Directors of the Company declared quarterly dividends of $0.59 per share on outstanding common stock, which were paid in February and May 2023, respectively. In July 2023, the Board of Directors of the Company declared a quarterly dividend of $0.71 per share on outstanding common stock, payable in August, 2023.
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
•From 2014, Marsh Ltd. was engaged by Greensill Capital (UK) Limited as its insurance broker. Marsh Ltd. placed a number of trade credit insurance policies for Greensill. On March 1, 2021, Greensill filed an action against certain of its trade credit insurers in Australia seeking a mandatory injunction compelling these insurers to renew coverage under expiring policies. Later that day, the Australian court denied Greensill’s application. Since then, a number of Greensill entities have filed for, or been subject to, insolvency proceedings, and several litigations and investigations have been commenced in the U.K., Australia, Germany, Switzerland and the U.S., including claims brought by Greensill's administrators and loss payees under Greensill's trade credit insurance policies. In June 2023, White Oak, one such loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. The claim alleges that Marsh Ltd., which was not the insurance broker for White Oak, failed to take required steps to ensure accurate representations to White Oak in its capacity as a loss payee.
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
Selected information about the Company’s segments for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
2023 –
Risk and Insurance Services	$3,722	(a)	$1,157	$7,628	(c)	$2,552
Consulting	2,172	(b)	388	4,203	(d)	799
Total Operating Segments	5,894		1,545	11,831		3,351
Corporate/Eliminations	(18)		(88)	(31)		(168)
Total Consolidated	$5,876		$1,457	$11,800		$3,183
2022 –
Risk and Insurance Services	$3,313	(a)	$967	$6,862	(c)	$2,088
Consulting	2,084	(b)	475	4,094	(d)	867
Total Operating Segments	5,397		1,442	10,956		2,955
Corporate/Eliminations	(18)		(78)	(28)		(146)
Total Consolidated	$5,379		$1,364	$10,928		$2,809
(a) Includes inter-segment revenue of $5 million in both 2023 and 2022, interest income on fiduciary funds of $108 million and $13 million in 2023 and 2022, respectively; and equity method income of $12 million and $7 million in 2023 and 2022, respectively.
(b) Includes inter-segment revenue of $13 million in both 2023 and 2022. Revenue for 2022 also includes a gain on the sale of the Mercer U.S. affinity business of $112 million.
(c) Includes inter-segment revenue of $5 million in both 2023 and 2022, interest income on fiduciary funds of $199 million and $17 million in 2023 and 2022, respectively, and equity method income of $11 million and $8 million in 2023 and 2022, respectively. Revenue for 2022 also includes the loss on deconsolidation of the Russian businesses at Marsh of $27 million.
(d) Includes inter-segment revenue of $26 million and $23 million in 2023 and 2022, respectively. Revenue for 2023 also includes the loss on sale of an individual financial advisory business in Canada of $17 million. Revenue for 2022 also includes a gain on the sale of the Mercer U.S. affinity business of $112 million, partially offset by the loss on deconsolidation of the Russian businesses at Oliver Wyman Group of $12 million.

Details of operating segment revenue for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Risk and Insurance Services
Marsh	$3,103	$2,787	$5,903	$5,336
Guy Carpenter	619	526	1,725	1,526
Total Risk and Insurance Services	3,722	3,313	7,628	6,862
Consulting
Mercer	1,374	1,389	2,718	2,732
Oliver Wyman Group	798	695	1,485	1,362
Total Consulting	2,172	2,084	4,203	4,094
Total Operating Segments	5,894	5,397	11,831	10,956
Corporate Eliminations	(18)	(18)	(31)	(28)
Total	$5,876	$5,379	$11,800	$10,928
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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three and six months ended June 30, 2022, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended June 30, 2022.
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

Financial Highlights
•Consolidated revenue for the three months ended June 30, 2023 was $5.9 billion, an increase of 9%, or 11% on an underlying basis. For the six months ended June 30, 2023, consolidated revenue was $11.8 billion, an increase of 8%, or 10% on an underlying basis compared to the corresponding period in the prior year.
•Consolidated operating income increased $93 million, or 7%, to $1.5 billion for the three months ended June 30, 2023, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $1.0 billion. Earnings per share on a diluted basis increased to $2.07 from $1.91, or 8%, compared to the corresponding quarter in the prior year. For the six months ended June 30, 2023, consolidated operating income increased $374 million, or 13% to $3.2 billion, compared to the corresponding period in the prior year. Net income attributable to the Company was $2.3 billion. Earnings per share on a diluted basis increased to $4.55 from $4.01, or 13%, compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended June 30, 2023 was $3.7 billion, an increase of 12%, or 13% on an underlying basis. Operating income was $1.2 billion, compared with $967 million in the corresponding quarter in the prior year. For the six months ended June 30, 2023, Risk and Insurance Services revenue was $7.6 billion, an increase of 11%, or 12% on an underlying basis.
Operating income was $2.6 billion, compared with $2.1 billion for the corresponding period in the prior year.
•Consulting revenue for the three months ended June 30, 2023 was $2.2 billion, an increase of 4%, or 8% on an underlying basis. Operating income was $388 million, compared with $475 million in the corresponding quarter in the prior year. For the six months ended June 30, 2023, Consulting revenue was $4.2 billion, an increase of 3%, or 6% on an underlying basis. Operating income was $799 million, compared with $867 million for the corresponding period in the prior year.
•In April 2023, the Company completed the acquisition of Westpac Banking Corporation’s ("Westpac") financial advisory business, Advance Asset Management, and the transfer from Westpac of BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Westpac Transaction").
•The Company repurchased 1.7 million shares of stock for $300 million in the second quarter of 2023. During the six months ended June 30, 2023, the Company repurchased 3.5 million shares for $600 million.
•In March 2023, the Company issued $600 million of 5.45% senior notes due 2053.
•In July 2023, the Board of Directors of the Company declared a dividend of $0.71 per share on outstanding common stock, payable in August 2023.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$5,876	$5,379	$11,800	$10,928
Expense:
Compensation and benefits	3,337	3,010	6,544	6,110
Other operating expenses	1,082	1,005	2,073	2,009
Operating expenses	4,419	4,015	8,617	8,119
Operating income	$1,457	$1,364	$3,183	$2,809
Income before income taxes	$1,384	$1,312	$3,048	$2,736
Net income before non-controlling interests	$1,047	$978	$2,299	$2,064
Net income attributable to the Company	$1,035	$967	$2,270	$2,038
Net income per share attributable to the Company:
– Basic	$2.09	$1.93	$4.59	$4.06
– Diluted	$2.07	$1.91	$4.55	$4.01
Average number of shares outstanding:
– Basic	495	501	495	502
– Diluted	499	506	499	508
Shares outstanding at June 30,	494	499	494	499
Consolidated operating income increased $93 million, or 7% to $1.5 billion for the three months ended June 30, 2023, compared to $1.4 billion in the corresponding quarter in the prior year, reflecting a 9% increase in revenue and a 10% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 12% and 4%, respectively.
Consolidated operating income increased $374 million, or 13% to $3.2 billion for the six months ended June 30, 2023, compared to $2.8 billion in the corresponding period in the prior year, reflecting an 8% increase in revenue and a 6% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 11% and 3%, respectively.
Revenue growth for both the three and six months ended June 30, 2023 was primarily driven by continued demand for our advice and services, new business and renewal growth, and solid client retention, as well as higher insurance and reinsurance rates. Results also benefited from investments in talent and increased fiduciary income due to higher interest rates. Revenue growth was partially offset by a gain from the sale of the Mercer U.S. affinity business in 2022 of $112 million.
The increase in expenses for both the three and six months ended June 30, 2023 is primarily due to increased headcount and higher incentive compensation. Expenses for the six months ended June 30, 2023 also reflect higher travel and entertainment costs, compared to the corresponding period in the prior year.
For the six months ended June 30, 2023, operating income was also impacted by foreign exchange movements across both segments due to the strengthening of the U.S. dollar.
Diluted earnings per share increased to $2.07 from $1.91, or 8% for the three months ended June 30, 2023, and to $4.55 from $4.01, or 13% for the six months ended June 30, 2023, compared to corresponding periods in the prior year. The increase for the three and six months ended June 30, 2023 is primarily the result of higher operating income compared to the corresponding periods in the prior year.
Results for the six months ended June 30, 2022 also include a charge of approximately $52 million for the deconsolidation of the Company's Russian businesses and other related charges in Marsh and Oliver Wyman Group recorded in the first quarter of 2022.

For the three and six months ended June 30, 2023 and 2022, the Company's results of operations and earnings per share were impacted by the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Restructuring, excluding JLT	$62	$28	$102	$46
Changes in contingent consideration	10	17	17	27
JLT integration and restructuring costs	3	—	16	12
JLT legacy legal charges	—	10	(51)	3
Disposal of business	(2)	(112)	17	(112)
Acquisition related costs	10	—	27	—
JLT acquisition-related costs and other	—	14	—	24
Legal claims	—	—	—	30
Deconsolidation of Russian businesses and other related charges	—	—	—	52
Impact on income before taxes	$83	$(43)	$128	$82
•Restructuring, excluding JLT: In 2023, costs primarily include severance and lease exit charges for activities focused on workforce actions, rationalization of technology and functional resources, and reductions in real estate. Costs also reflect charges for Marsh's operational excellence program. These costs are discussed in more detail in Note 15, Restructuring Costs, in the notes to the consolidated financial statements.
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
•Disposal of Business: Loss on sale of an individual financial advisory business in Canada in 2023. The second quarter of 2022 reflects a gain of $112 million on the sale of the Mercer U.S. affinity business. These amounts are reflected as a component of revenue in the consolidated statements of income and excluded from non-GAAP revenue.
•Acquisition related costs: Includes integration costs for the Westpac Transaction in Australia, which closed on April 1, 2023. Refer to Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements for additional detail.
•JLT acquisition-related costs and other: Retention costs related to the acquisition of JLT.
•Legal claims: The Company recorded settlement and legal costs related to strategic recruiting.
•Deconsolidation of Russian businesses and other related charges: The loss on deconsolidation of the Company's Russian businesses of $39 million is reflected as a component of revenue in the consolidated statements of income and excluded from non-GAAP revenue. The remaining expenses of $13 million are included in other operating expenses in the consolidated statements of income.

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
The following tables present the Company's non-GAAP revenue for the three and six months ended June 30, 2023 and 2022 and the related non-GAAP underlying revenue change:

Three Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Risk and Insurance Services
Marsh	$3,038	$2,778	9%	$3,040	$2,773	10%
Guy Carpenter	576	522	10%	580	522	11%
Subtotal	3,614	3,300	9%	3,620	3,295	10%
Fiduciary interest income	108	13		108	13
Total Risk and Insurance Services	3,722	3,313	12%	3,728	3,308	13%
Consulting
Mercer	1,374	1,389	(1)%	1,381	1,303	6%
Oliver Wyman Group	798	695	15%	770	695	11%
Total Consulting	2,172	2,084	4%	2,151	1,998	8%
Corporate Eliminations	(18)	(18)		(18)	(18)
Total Revenue	$5,876	$5,379	9%	$5,861	$5,288	11%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Marsh:
EMEA (a)	$858	$780	10%	$862	$775	11%
Asia Pacific (a)	357	347	3%	369	347	6%
Latin America	137	118	15%	138	118	17%
Total International	1,352	1,245	9%	1,369	1,240	10%
U.S./Canada	1,686	1,533	10%	1,671	1,533	9%
Total Marsh	$3,038	$2,778	9%	$3,040	$2,773	10%
Mercer:
Wealth	$637	$597	7%	$643	$623	3%
Health	518	587	(12)%	520	475	10%
Career	219	205	6%	218	205	6%
Total Mercer	$1,374	$1,389	(1)%	$1,381	$1,303	6%
(a) In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.

Six Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Risk and Insurance Services
Marsh	$5,782	$5,324	9%	$5,831	$5,341	9%
Guy Carpenter	1,647	1,521	8%	1,655	1,502	10%
Subtotal	7,429	6,845	9%	7,486	6,843	9%
Fiduciary interest income	199	17		201	17
Total Risk and Insurance Services	7,628	6,862	11%	7,687	6,860	12%
Consulting
Mercer	2,718	2,732	(1)%	2,794	2,619	7%
Oliver Wyman Group	1,485	1,362	9%	1,449	1,373	6%
Total Consulting	4,203	4,094	3%	4,243	3,992	6%
Corporate Eliminations	(31)	(28)		(31)	(28)
Total Revenue	$11,800	$10,928	8%	$11,899	$10,824	10%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Six Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Marsh:
EMEA (a)	$1,790	$1,649	9%	$1,841	$1,666	10%
Asia Pacific (a)	669	641	4%	695	641	8%
Latin America	252	222	13%	253	222	14%
Total International	2,711	2,512	8%	2,789	2,529	10%
U.S./Canada	3,071	2,812	9%	3,042	2,812	8%
Total Marsh	$5,782	$5,324	9%	$5,831	$5,341	9%
Mercer:
Wealth	$1,218	$1,214	—	$1,273	$1,238	3%
Health	1,063	1,111	(4)%	1,078	974	11%
Career	437	407	7%	443	407	9%
Total Mercer	$2,718	$2,732	(1)%	$2,794	$2,619	7%
(a) In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.
* Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three and six months ended June 30, 2023 and 2022 :

	2023				2022
Three Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh	$3,038	$26	$(24)	$3,040	$2,778	$(5)	$2,773
Guy Carpenter	576	5	(1)	580	522	—	522
Subtotal	3,614	31	(25)	3,620	3,300	(5)	3,295
Fiduciary interest income	108	—	—	108	13	—	13
Total Risk and Insurance Services	3,722	31	(25)	3,728	3,313	(5)	3,308
Consulting
Mercer (a)	1,374	11	(4)	1,381	1,389	(86)	1,303
Oliver Wyman Group	798	(2)	(26)	770	695	—	695
Total Consulting	2,172	9	(30)	2,151	2,084	(86)	1,998
Corporate Eliminations	(18)	—	—	(18)	(18)	—	(18)
Total Revenue	$5,876	$40	$(55)	$5,861	$5,379	$(91)	$5,288
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2023				2022
Three Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA (b)	$858	$5	$(1)	$862	$780	$(5)	$775
Asia Pacific (b)	357	14	(2)	369	347	—	347
Latin America	137	1	—	138	118	—	118
Total International	1,352	20	(3)	1,369	1,245	(5)	1,240
U.S./Canada	1,686	6	(21)	1,671	1,533	—	1,533
Total Marsh	$3,038	$26	$(24)	$3,040	$2,778	$(5)	$2,773
Mercer:
Wealth (a)	$637	$7	$(1)	$643	$597	$26	$623
Health (a)	518	2	—	520	587	(112)	475
Career	219	2	(3)	218	205	—	205
Total Mercer	$1,374	$11	$(4)	$1,381	$1,389	$(86)	$1,303
(a)Acquisitions, dispositions, and other in 2022 includes revenue from the Westpac Transaction in Wealth and a gain from the sale of the Mercer U.S. affinity business of $112 million in Health.
(b)In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.

	2023				2022
Six Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$5,782	$97	$(48)	$5,831	$5,324	$17	$5,341
Guy Carpenter	1,647	23	(15)	1,655	1,521	(19)	1,502
Subtotal	7,429	120	(63)	7,486	6,845	(2)	6,843
Fiduciary interest income	199	2	—	201	17	—	17
Total Risk and Insurance Services	7,628	122	(63)	7,687	6,862	(2)	6,860
Consulting
Mercer (b)	2,718	61	15	2,794	2,732	(113)	2,619
Oliver Wyman Group (a)	1,485	14	(50)	1,449	1,362	11	1,373
Total Consulting	4,203	75	(35)	4,243	4,094	(102)	3,992
Corporate Eliminations	(31)	—	—	(31)	(28)	—	(28)
Total Revenue	$11,800	$197	$(98)	$11,899	$10,928	$(104)	$10,824
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2023				2022
Six Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA (a) (c)	$1,790	$55	$(4)	$1,841	$1,649	$17	$1,666
Asia Pacific (a)	669	29	(3)	695	641	—	641
Latin America	252	1	—	253	222	—	222
Total International	2,711	85	(7)	2,789	2,512	17	2,529
U.S./Canada	3,071	12	(41)	3,042	2,812	—	2,812
Total Marsh	$5,782	$97	$(48)	$5,831	$5,324	$17	$5,341
Mercer:
Wealth (b)	$1,218	$35	$20	$1,273	$1,214	$24	$1,238
Health (b)	1,063	16	(1)	1,078	1,111	(137)	974
Career	437	10	(4)	443	407	—	407
Total Mercer	$2,718	$61	$15	$2,794	$2,732	$(113)	$2,619
(a)Acquisitions, dispositions, and other in 2022 includes the loss on deconsolidation of the Company's Russian businesses of $27 million and Oliver Wyman Group of $12 million.
(b)Acquisitions, dispositions, and other in 2022 includes revenue from the Westpac Transaction in Wealth and a gain from the sale of the Mercer U.S. affinity business of $112 million in Health. Results for 2023 in Wealth include the loss on sale of an individual financial advisory business in Canada of $17 million.
(c)In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.

Consolidated Revenue
Consolidated revenue increased $497 million, or 9% to $5.9 billion for the three months ended June 30, 2023, compared to $5.4 billion for the three months ended June 30, 2022. Consolidated revenue increased 11% on an underlying basis, partially offset by decreases of 1% each from dispositions and the impact of foreign currency translation. On an underlying basis, revenue increased 13% and 8% for the three months ended June 30, 2023 in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $872 million, or 8% to $11.8 billion for the six months ended June 30, 2023, compared to $10.9 billion for the six months ended June 30, 2022. Consolidated revenue increased 10% on an underlying basis, partially offset by a decrease of 2% from the impact of foreign currency translation. On an underlying basis, revenue increased 12% and 6% for the six months ended June 30, 2023 in the Risk and Insurance Services and Consulting segments, respectively.
Underlying revenue growth in the Risk and Insurance Services and Consulting segments for the three and six months ended June 30, 2023 was driven by the continued demand for our advice and services, as well as growth in renewal and new business. Renewal growth was driven by client retention, exposure growth and higher insurance and reinsurance rates. Revenue growth also benefited from investments in talent and increased fiduciary income due to higher interest rates. Revenue in Consulting reflected underlying growth at both Mercer and Oliver Wyman Group. Mercer's results included growth in Health from new business, higher retention, increased enrolled lives from a strong labor market, and medical inflation across all segments. Career growth was driven by continued demand for rewards, talent strategy, and workforce transformation advice and solutions. Wealth also grew due to continued demand in defined benefit consulting and modest growth in investment management. Growth at Oliver Wyman Group was broad-based across practice groups.
Consolidated Operating Expenses
Consolidated operating expenses increased $404 million, or 10% to $4.4 billion for the three months ended June 30, 2023, compared to $4.0 billion for the three months ended June 30, 2022. Expenses reflect a 2% increase from acquisitions and a decrease of 1% from the impact of foreign currency translation. Expenses, excluding the impact from acquisitions and foreign currency translation, increased 9% for the three months ended June 30, 2023, with increases of 9% and 8% in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated operating expenses increased $498 million, or 6% to $8.6 billion for the six months ended June 30, 2023, compared to $8.1 billion for the six months ended June 30, 2022. Expenses reflect a 1% increase from acquisitions and a decrease of 2% from the impact of foreign currency translation. Expenses, excluding the impact from acquisitions and foreign currency translation, increased 7% for the six months ended June 30, 2023, with increases of 8% and 5% in the Risk and Insurance Services and Consulting segments, respectively.
The increase in expenses for the three and six months ended June 30, 2023 is primarily due to increased headcount and higher incentive compensation. Expenses for the six months ended June 30, 2023 also reflect higher travel and entertainment costs, primarily in the Risk and Insurance Services segment, compared to the corresponding period in the prior year.
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. Based on current estimates, the Company continues to anticipate total charges related to these activities to be between $375 million and $400 million. The Company has incurred approximately $300 million of restructuring costs through June 30, 2023, primarily severance and lease exit charges, of which $48 million and $72 million were incurred for the three and six months ended June 30, 2023, respectively. The majority of the remaining costs are expected to be incurred in the remainder of 2023. Related estimated savings are expected to be approximately $300 million by 2024, with $200 million expected to be realized in 2023. The Company's plans are still being finalized, which may change the expected timing, estimates of expected costs and related savings, as the Company continues to refine its detailed plans for each business and location.

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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2023	2022	2023	2022
Revenue	$3,722	$3,313	$7,628	$6,862
Compensation and benefits	1,923	1,750	3,803	3,551
Other operating expenses	642	596	1,273	1,223
Operating expenses	2,565	2,346	5,076	4,774
Operating income	$1,157	$967	$2,552	$2,088
Operating income margin	31.1%	29.2%	33.5%	30.4%
Revenue
Revenue in the Risk and Insurance Services segment increased $409 million, or 12% to $3.7 billion for the three months ended June 30, 2023, compared to $3.3 billion for the three months ended June 30, 2022. Revenue increased 13% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% related to the impact of foreign currency translation. Interest earned on fiduciary funds increased $95 million to $108 million for the three months ended June 30, 2023, compared to $13 million for the corresponding quarter in the prior year.
Revenue in the Risk and Insurance Services segment increased $766 million, or 11% to $7.6 billion for the six months ended June 30, 2023, compared to $6.9 billion for the six months ended June 30, 2022. Revenue increased 12% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation. Interest earned on fiduciary funds increased by $182 million to $199 million for the six months ended June 30, 2023, compared to $17 million for the corresponding period in the prior year.
The increase in revenue on an underlying basis in the Risk and Insurance Services segment for the three and six months ended June 30, 2023 was primarily due to strong growth in renewals and new business. Renewal growth was driven by solid client retention, as well as higher property casualty pricing. Results also benefited from increased fiduciary income, driven by higher interest rates compared to the corresponding periods in the prior year.
Marsh's revenue increased $260 million, or 9% to $3.0 billion for the three months ended June 30, 2023, compared to $2.8 billion for the three months ended June 30, 2022. This reflects increases of 10% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. On an underlying basis, U.S./Canada rose 9%. Total International operations produced underlying revenue growth of 10%, reflecting growth of 17% in Latin America, 11% in EMEA, and 6% in Asia Pacific.
Marsh's revenue increased $458 million, or 9% to $5.8 billion for the six months ended June 30, 2023, compared to $5.3 billion for the six months ended June 30, 2022. This reflects increases of 9% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation. On an underlying basis, U.S./Canada rose 8%. Total International operations produced underlying revenue growth of 10%, reflecting growth of 14% in Latin America, 10% in EMEA, and 8% in Asia Pacific.
Results for the six months ended June 30, 2022, also included a charge of approximately $27 million related to the loss on deconsolidation of the Company's Russian businesses.
Guy Carpenter's revenue increased $54 million, or 10% to $576 million for the three months ended June 30, 2023, compared to $522 million for the three months ended June 30, 2022. This reflects an increase of 11% on an underlying basis, partially offset by a decrease of 1% from the impact of foreign currency translation.

Guy Carpenter's revenue increased $126 million, or 8% to $1.6 billion for the six months ended June 30, 2023, compared to $1.5 billion for the six months ended June 30, 2022. This reflects an increase of 10% on an underlying basis, partially offset by a decrease of 1% from the impact of foreign currency translation.
The Risk and Insurance Services segment completed three acquisitions during the six months ended June 30, 2023. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $219 million, or 9% to $2.6 billion for the three months ended June 30, 2023, compared to $2.3 billion for the three months ended June 30, 2022. Expenses reflect a 1% increase from acquisitions offset by a decrease of 1% from the impact of foreign currency translation.
Expenses in the Risk and Insurance Services segment increased $302 million, or 6% to $5.1 billion for the six months ended June 30, 2023, compared to $4.8 billion for the six months ended June 30, 2022. Expenses reflect a 1% increase from acquisitions offset by a decrease of 2% from the impact of foreign currency translation.
The increase in expenses excluding the impact from acquisitions and foreign currency translation for the three and six months ended June 30, 2023 is primarily due to increased headcount and higher incentive compensation. Expenses for the six months ended June 30, 2023 also reflect higher travel and entertainment costs, compared to the corresponding period in the prior year.
For the three and six months ended June 30, 2023, the Company incurred $31 million and $63 million of restructuring costs in the Risk and Insurance Services segment, respectively, of which $22 million and $33 million, respectively, were primarily for severance and lease exit charges, related to the Company's activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate.
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
The results of operations for the Consulting segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2023	2022	2023	2022
Revenue	$2,172	$2,084	$4,203	$4,094
Compensation and benefits	1,271	1,145	2,439	2,309
Other operating expenses	513	464	965	918
Operating expenses	1,784	1,609	3,404	3,227
Operating income	$388	$475	$799	$867
Operating income margin	17.9%	22.8%	19.0%	21.2%
Revenue
Consulting revenue increased $88 million, or 4% to $2.2 billion for the three months ended June 30, 2023, compared to $2.1 billion for the three months ended June 30, 2022. This reflects an increase of 8% on an underlying basis, partially offset by a decrease of 3% primarily from the disposition of businesses.
Consulting revenue increased $109 million, or 3% to $4.2 billion for the six months ended June 30, 2023, compared to $4.1 billion for the six months ended June 30, 2022. This reflects an increase of 6% on an underlying basis, partially offset by decreases of 2% from both the disposition of businesses and the impact of foreign currency translation.
Mercer's revenue decreased $15 million, or 1% to $1.4 billion for the three months ended June 30, 2023, compared to the corresponding quarter in the prior year. This reflects an increase of 6% on an underlying basis, offset by decreases of 6% primarily from the disposition of businesses and 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health, Career, and Wealth increased 10%, 6% and 3% respectively, as compared to the corresponding quarter in the prior year.
Mercer's revenue decreased $14 million, or 1% to $2.7 billion for the six months ended June 30, 2023, compared to the corresponding period in the prior year. This reflects an increase of 7% on an underlying basis, offset by decreases of 5% primarily from the disposition of businesses and 2% from the impact of foreign currency translation. On an underlying basis, revenue for Health, Career and Wealth increased 11%, 9%, and 3%, respectively, as compared to the corresponding period in the prior year.
The increase in revenue on an underlying basis at Mercer for the three and six months ended June 30, 2023 was primarily due to the continued demand for our advice and services. Health continued to benefit from growth in new business, higher retention, increased enrolled lives from a strong labor market, and medical inflation. The increase in Career products and services was due to continued demand in rewards, talent strategy, and workforce transformation advice and solutions. Revenue in Wealth on an underlying basis grew in defined benefit consulting and investment management fees due to a modest rebound in capital markets and positive net flows.
Results for the six months ended June 30, 2023 included a loss of $17 million related to the sale of an individual financial advisory business in Canada. Results for the three and six months ended June 30, 2022 also included a gain of $112 million from the sale of the Mercer U.S. affinity business.
Oliver Wyman Group's revenue increased $103 million, or 15% to $798 million for the three months ended June 30, 2023, compared to $695 million for the three months ended June 30, 2022. This reflects an increase of 11% on an underlying basis and 4% from acquisitions.
Oliver Wyman Group's revenue increased $123 million, or 9% to $1.5 billion for the six months ended June 30, 2023, compared to $1.4 billion for the six months ended June 30, 2022. This reflects an increase of 6% on an underlying basis and 4% from acquisitions, partially offset by a decrease of 1% related to the impact of foreign currency translation.
The increase in underlying revenue at Oliver Wyman Group for the three and six months ended June 30, 2023 was driven by growth across all practice groups. Results for the six months ended June 30, 2022, also included a charge of approximately $12 million related to the loss on the deconsolidation of the Company's Russian businesses.
The Consulting segment completed three acquisitions during the six months ended June 30, 2023. Information regarding these acquisitions are included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $175 million, or 11% to $1.8 billion for the three months ended June 30, 2023, compared to $1.6 billion for the three months ended June 30, 2022. Expenses reflect an increase of 4% from acquisitions and a decrease of 1% from the impact of foreign currency translation.
Expenses in the Consulting segment increased $177 million, or 5% to $3.4 billion for the six months ended June 30, 2023, compared to $3.2 billion for the six months ended June 30, 2022. Expenses reflect an increase 2% from acquisitions offset by a decrease of 2% from the impact of foreign currency translation.
The increase in expenses excluding the impact from acquisitions and foreign currency translation for the three and six months ended June 30, 2023 is primarily due to increased headcount. The increase in expenses for the six months ended June 30, 2023 is partially offset by $51 million of insurance recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
For the three and six months ended June 30, 2023, the Company incurred $7 million and $16 million of restructuring costs in the Consulting segment, respectively, of which $6 million and $12 million, respectively, were primarily for severance and lease exit charges, related to the Company's activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The remaining restructuring costs relate primarily to adjustments to restructuring liabilities for future rent under non-cancellable leases.

Corporate and Other
Corporate expenses increased $10 million, or 14% to $88 million for the three months ended June 30, 2023, compared to $78 million for the three months ended June 30, 2022. Expenses decreased 1% from the impact of foreign currency translation.
Corporate expenses increased $22 million, or 16% to $168 million for the six months ended June 30, 2023, compared to $146 million for the six months ended June 30, 2022. Expenses decreased 1% from the impact of foreign currency translation.
The increase in expenses for the three and six months ended June 30, 2023, excluding the impact of foreign currency translation, is primarily due to restructuring costs for improving and streamlining the Company's global information technology function.
Interest
Interest expense was $146 million for the three months ended June 30, 2023, compared to $114 million for the three months ended June 30, 2022. Interest expense was $282 million for the six months ended June 30, 2023, compared to $224 million for the six months ended June 30, 2022.
Interest expense for the three and six months ended June 30, 2023, increased $32 million and $58 million, respectively, due to new debt issuances in October 2022 and March 2023, and higher interest rates on the Company's short term borrowings in 2023, compared to the corresponding periods in the prior year.
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
The Company recorded net investment income of $3 million and $5 million for the three and six months ended June 30, 2023, respectively, compared to net investment income of $2 million and $28 million, respectively, for the corresponding periods in the prior year. The decrease in the six months ended results in 2023 is primarily driven by lower mark-to-market gains from the Company's private equity investments compared to the corresponding period in the prior year.
Income and Other Taxes
The Company's effective tax rate for the three months ended June 30, 2023 was 24.4%, compared with 25.5% for the corresponding quarter of 2022. The effective tax rate for the six months ended June 30, 2023 and 2022 was 24.6% for both periods.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and, or losses. The rate for the three and six months ended June 30, 2023 reflects the previously enacted change in the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The blended U.K. statutory tax rate for 2023 is 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 1.2% and 0.8% for the three months ended June 30, 2023 and 2022, and by 1.3% for the six months periods ended June 30, 2023 and 2022.
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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $52 million within the next 12 months due to settlement of audits and expiration of statutes of limitations.
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
In addition to U.S. tax law changes, the Company's global operations make the tax rate sensitive to significant foreign tax law changes. A number of countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II minimum tax regime with effect from January 1, 2024.
In July 2023, the U.K. enacted legislation to implement the OECD framework, effective from January 1, 2024. The implementation of the OECD framework in the U.K. will impose additional reporting and compliance obligations. This minimum tax will be treated as a period cost in future years and will not impact operating results for 2023. The Company is continuing to monitor legislative developments, especially in the European Union (E.U.) countries, and is in the process of evaluating the potential impact of the U.K. and other legislation on its results of future operations.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At June 30, 2023, the Company had approximately $1.1 billion of cash and cash equivalents in its foreign operations, which includes $441 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the six months ended June 30, 2023, the Company recorded foreign currency translation adjustments which increased net equity by $258 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash and cash equivalents on our consolidated balance sheets includes funds available for general corporate purposes. Fiduciary assets are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Fiduciary assets cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company provided $665 million of cash from operations for the six months ended June 30, 2023, compared to $580 million provided by operations in the first six months of 2022. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $151 million and $80 million related to its restructuring activities for the six months ended June 30, 2023 and 2022, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. For the three and six months ended June 30, 2023, the Company contributed $7 million and $15 million, respectively, to its U.S. defined benefit pension plans and $19 million and $32 million to its non-U.S. defined benefit pension plans, respectively. For the three and six months ended June 30, 2022, the Company contributed $7 million and $15 million to its U.S. defined benefit pension plans, respectively, $38 million and $98 million to its non-U.S. defined benefit pension plans, respectively.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. During the three and six months ended June 30, 2023, the Company made $7 million and $15 million, respectively, of contributions to its non-qualified plans and expects to fund approximately an additional $15 million over the remainder of 2023. The Company is not required to make any contributions to its U.S. qualified plans in 2023.
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
In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. During the first six months of 2023, the Company made deficit contributions of $20 million to its U.K. plans, all in respect of the JLT section, and is expected to make $20 million of contributions in the remainder of 2023.
For the Marsh McLennan U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022 based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. As part of a long term strategy which depends on having greater influence over asset allocation and overall investment decisions, in December 2022, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million (or $569 million) over a seven-year period.
The Company expects to fund an additional $44 million to its non-U.S. defined benefit plans over the remainder of 2023, comprising approximately $20 million to the U.K. plans and $24 million to plans outside of the U.K.
Financing Cash Flows
Net cash provided by financing activities was $227 million for the six months ended June 30, 2023, compared with $498 million provided by financing activities for the corresponding period in 2022.
Credit Facilities
The Company has a multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility"), entered into on April 1, 2021. The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varies with the Company’s credit ratings. In the second quarter of 2023, the Credit Facility was amended so that borrowings under the Credit Facility bear interest at a rate per annum equal, at the borrower's option, either at (a) SOFR benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Credit Facility expires in April 2026, and requires the Company to maintain certain coverage and leverage ratios which are tested quarterly. The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances in which an alternative rate may be required. As of June 30, 2023 and December 31, 2022 the Company had no borrowings under this facility.
In connection with the Credit Facility, the Company terminated its previous multi-currency unsecured $1.8 billion five-year and its unsecured $1 billion 364-day revolving credit facilities.
In May 2022, the Company secured a one-year $250 million uncommitted revolving credit facility with similar coverage and leverage ratios as the Credit Facility. In May 2023, the Company extended the facility until May 2024, at a reduced capacity of $200 million effective June 2023. At June 30, 2023, the Company had $200 million borrowings outstanding under this facility with a weighted average interest rate of 5.50%. There were no borrowings outstanding under this facility at December 31, 2022.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $112 million at June 30, 2023. There were no outstanding borrowings under these facilities at June 30, 2023 and December 31, 2022. The Company also has outstanding guarantees and letters of credit with various banks aggregating $118 million at June 30, 2023.
Debt
The Company has a short-term commercial paper financing program of $2.8 billion. The program was increased from $2.0 billion in October 2022. The Company had $308 million of commercial paper outstanding at June 30, 2023, at an average effective interest rate of 5.33%.
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
Share Repurchases
During the first six months of 2023, the Company repurchased 3.5 million shares of its common stock for $600 million. As of June 30, 2023, the Company remained authorized to repurchase up to approximately $3.7 billion in shares of its common stock. There is no time limit on the authorization.
During the first six months of 2022, the Company repurchased 7.0 million shares of its common stock for $1.1 billion.
Dividends
The Company paid dividends on its common stock shares of $591 million ($1.18 per share) during the first six months of 2023, as compared with $547 million ($1.07 per share) during the first six months of 2022. In July 2023, the Board of Directors of the Company declared a quarterly dividend of $0.71 per share on outstanding common stock, payable in August 2023.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2023	2022
Operating:
Contingent consideration payments for prior year acquisitions	$(41)	$(18)
Receipt of contingent consideration for dispositions	1	—
Acquisition/disposition related net charges for adjustments	17	27
Adjustments and payments related to contingent consideration	$(23)	$9
Financing:
Contingent consideration for prior year acquisitions	$(134)	$(16)
Deferred consideration related to prior year acquisitions	(51)	(76)
Payments of deferred and contingent consideration for acquisitions	$(185)	$(92)

Receipt of contingent consideration for dispositions	$2	$3
For acquisitions completed during the first six months of 2023 and in prior years, remaining estimated future contingent payments of $223 million and deferred consideration payments of $92 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2023.
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
The U.S. dollar value of the Euro notes increased by $33 million through June 30, 2023, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded as an increase to accumulated other comprehensive loss for the six months ended June 30, 2023.
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $682 million and $1.4 billion for the six months ended June 30, 2023 and 2022, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $501 million for the first six months of 2023, compared with $258 million used for investing activities for the corresponding period in 2022.
The Company paid $292 million and $151 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during the first six months of 2023 and 2022, respectively. The outflow of funds in 2023 primarily relates to the completion of the Westpac Transaction for $233 million.
In connection with the disposition of Mercer's U.S. affinity business in 2022, the Company transferred to the buyer an additional $20 million of cash and cash equivalents held in a fiduciary capacity during the first quarter of 2023.
During the first six months of 2022, the Company sold certain businesses, primarily Mercer's U.S. affinity business, for cash proceeds of approximately $143 million.
The Company's additions to fixed assets and capitalized software, which amounted to $185 million during the first six months of 2023, and $239 million during the first six months of 2022, related primarily to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Cash used for long term investments in the first six months of 2023 is due to investments in private equity funds. As of June 30, 2023, the Company has commitments for potential future investments of approximately $132 million in private equity funds that invest primarily in financial services companies, including a $80 million commitment to invest in a private equity fund entered into on April 1, 2022.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type as of June 30, 2023:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$310	$310	$—	$—	$—
Term loan facility	200	200	—	—	—
Current portion of long-term debt	1,869	1,869	—	—	—
Long-term debt	10,328	—	1,139	641	8,548
Interest on long-term debt	6,775	486	821	746	4,722
Net operating leases	2,280	365	636	504	775
Service agreements	381	184	167	30	—
Other long-term obligations (a)	378	78	249	43	8
Total	$22,521	$3,492	$3,012	$1,964	$14,053
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.

The table does not include the liability for unrecognized tax benefits of $107 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $44 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act ("the TCJA") of $58 million, which will be paid in installments from 2024 through 2026.
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
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,171	$1,442
Cash and cash equivalents held in a fiduciary capacity	$11,564	$10,660
Based on the above balances at June 30, 2023, if short-term interest rates increased or decreased by 10%, or 38 basis points, over the course of the remainder of the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $24 million. At December 31, 2022, a change in short-term interest rates of 10% or 25 basis points would have increased or decreased interest income by approximately $30 million. The change in interest rate risk at June 30, 2023 is due to higher short-term interest rates compared to the prior year.
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
In addition to interest rate risk, our cash investments and fiduciary cash investments are subject to potential loss of value due to counter-party credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board-approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity, and will further restrict the portfolio as appropriate to market conditions. The majority of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity are invested in bank or short-term time deposits and liquid money market funds.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $82 million. The Company has exposure to over 80 foreign currencies. If exchange rates at June 30, 2023, hold constant for the rest of 2023, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will decrease full year net operating income by approximately $40 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments at June 30, 2023 in both public and private companies as well as private equity funds, including investments of approximately $16 million that are valued using readily determinable fair values and approximately $34 million of investments without readily determinable fair values. The Company also has investments of approximately $249 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
During the six months ended June 30, 2023, the Company repurchased 3.5 million shares of its common stock for $600 million. As of June 30, 2023, the Company remained authorized to repurchase up to approximately $3.7 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	583,782	$173.3856	583,782	$3,912,775,690
May 1-31, 2023	604,971	$177.6924	604,971	$3,805,276,923
June 1-30, 2023	508,877	$179.2702	508,877	$3,714,050,466
Total	1,697,630	$176.6843	1,697,630	$3,714,050,466
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

Date:	July 20, 2023	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	July 20, 2023	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Description of Compensation Arrangements for Independent Directors of Marsh & McLennan Companies, Inc. effective June 1, 2023

10.2
Amendment No. 1, dated as of May 22, 2023, to the Amended and Restated 5 Year Credit Agreement among Marsh & McLennan Companies, Inc., the designated subsidiaries party thereto as borrowers, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto

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