Form 10-Q
period 2023-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2023-10-19
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 16, 2023, there were outstanding 493,072,439 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from conflicts such as the war in Ukraine and the evolving events in Israel and Gaza, slower GDP growth or recession, capital markets volatility and inflation;
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
•the financial and operational impact of complying with laws and regulations, including domestic and international sanctions regimes, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, U.K. Anti Bribery Act and cybersecurity, data privacy and artificial intelligence regulations;
•our ability to attract, retain and develop industry leading talent;
•our ability to compete effectively and adapt to competitive pressures in each of our businesses, including from disintermediation as well as technological change, digital disruption and other types of innovation such as artificial intelligence;
•our ability to manage potential conflicts of interest, including where our services to a client conflict, or are perceived to conflict, with the interests of another client or our own interests;
•the impact of changes in tax laws, guidance and interpretations, such as the implementation of the Organization for Economic Cooperation and Development international tax framework, or the increasing number of disagreements with and challenges by tax authorities in the current global tax environment; and
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and insurer revenue streams.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$5,382	$4,770	$17,182	$15,698
Expense:
Compensation and benefits	3,287	2,923	9,831	9,033
Other operating expenses	1,099	1,056	3,172	3,065
Operating expenses	4,386	3,979	13,003	12,098
Operating income	996	791	4,179	3,600
Other net benefit credits	62	57	180	178
Interest income	16	4	40	6
Interest expense	(145)	(118)	(427)	(342)
Investment income (loss)	1	(1)	6	27
Income before income taxes	930	733	3,978	3,469
Income tax expense	192	181	941	853
Net income before non-controlling interests	738	552	3,037	2,616
Less: Net income attributable to non-controlling interests	8	6	37	32
Net income attributable to the Company	$730	$546	$3,000	$2,584
Net income per share attributable to the Company:
– Basic	$1.48	$1.10	$6.07	$5.16
– Diluted	$1.47	$1.08	$6.01	$5.11
Average number of shares outstanding:
– Basic	494	498	494	501
– Diluted	499	503	499	506
Shares outstanding at September 30,	493	497	493	497
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income before non-controlling interests	$738	$552	$3,037	$2,616
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(473)	(895)	(131)	(1,928)
Gain (loss) related to pension/post-retirement plans	107	281	(13)	603
Other comprehensive loss before tax	(366)	(614)	(144)	(1,325)
Income tax expense on other comprehensive loss	39	71	2	148
Other comprehensive loss, net of tax	(405)	(685)	(146)	(1,473)
Comprehensive income (loss)	333	(133)	2,891	1,143
Less: comprehensive income attributable to non-controlling interest	8	6	37	32
Comprehensive income (loss) attributable to the Company	$325	$(139)	$2,854	$1,111
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,901	$1,442
Cash and cash equivalents held in a fiduciary capacity	11,828	10,660
Receivables
Commissions and fees	5,909	5,293
Advanced premiums and claims	102	103
Other	664	616
	6,675	6,012
Less-allowance for credit losses	(155)	(160)
Net receivables	6,520	5,852
Other current assets	1,030	1,005
Total current assets	22,279	18,959

Goodwill	16,655	16,251
Other intangible assets	2,498	2,537
Fixed assets (net of accumulated depreciation and amortization of $1,619 at September 30, 2023 and $1,531 at December 31, 2022)	859	871
Pension related assets	2,310	2,127
Right of use assets	1,519	1,562
Deferred tax assets	348	358
Other assets	1,532	1,449
	$48,000	$44,114
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,868	$268
Accounts payable and accrued liabilities	3,143	3,278
Accrued compensation and employee benefits	2,632	3,095
Current lease liabilities	303	310
Accrued income taxes	480	221
Dividends payable	351	—
Fiduciary liabilities	11,828	10,660
Total current liabilities	20,605	17,832

Long-term debt	11,781	11,227
Pension, post-retirement and post-employment benefits	840	921
Long-term lease liabilities	1,643	1,667
Liabilities for errors and omissions	319	355
Other liabilities	1,226	1,363
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2023 and December 31, 2022	561	561
Additional paid-in capital	1,150	1,179
Retained earnings	22,007	20,301
Accumulated other comprehensive loss	(5,460)	(5,314)
Non-controlling interests	180	229
	18,438	16,956
Less – treasury shares, at cost, 67,666,591 shares at September 30, 2023 and 65,855,914 shares at December 31, 2022	(6,852)	(6,207)
Total equity	11,586	10,749
	$48,000	$44,114
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2023	2022
Operating cash flows:
Net income before non-controlling interests	$3,037	$2,616
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	270	259
Amortization of intangible assets	257	258
Non-cash lease expense	215	223
Adjustments and payments related to contingent consideration assets and liabilities	(19)	—
Deconsolidation of Russian businesses	—	39
Net gain on investments	(6)	(27)
Net loss (gain) on disposition of assets	18	(112)
Share-based compensation expense	273	283
Changes in assets and liabilities:
Net receivables	(670)	(745)
Other assets	(98)	(14)
Accrued compensation and employee benefits	(458)	(451)
Provision for taxes, net of payments and refunds	242	156
Contributions to pension and other benefit plans in excess of current year credit	(246)	(306)
Other liabilities	(103)	28
Operating lease liabilities	(237)	(244)
Net cash provided by operations	2,475	1,963
Financing cash flows:
Purchase of treasury shares	(900)	(1,600)
Net proceeds from issuance of commercial paper	—	600
Issuance of commercial paper with maturity greater than 90 days	146	—
Repayment of commercial paper with maturity greater than 90 days	(146)	—
Proceeds from issuance of debt	2,170	—
Repayments of debt	(12)	(14)
Purchase of non-controlling interests	(139)	—
Shares withheld for taxes on vested units – treasury shares	(145)	(194)
Issuance of common stock from treasury shares	165	89
Payments of deferred and contingent consideration for acquisitions	(187)	(144)
Receipts of contingent consideration for dispositions	2	3
Distributions of non-controlling interests	(18)	(20)
Dividends paid	(944)	(840)
Change in fiduciary liabilities	1,223	2,148
Net cash provided by financing activities	1,215	28
Investing cash flows:
Capital expenditures	(296)	(367)
Purchases of long term investments	(44)	(19)
Sales of long term investments	18	84
Dispositions	(18)	138
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(619)	(213)
Other, net	16	14
Net cash used for investing activities	(943)	(363)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(120)	(1,592)
Increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	2,627	36
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	12,102	11,374
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$14,729	$11,410

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at September 30,	2023	2022
(In millions)
Cash and cash equivalents	$2,901	$802
Cash and cash equivalents held in a fiduciary capacity	11,828	10,608
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$14,729	$11,410
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,074	$1,044	$1,179	$1,112
Change in accrued stock compensation costs	74	60	(27)	(80)
Issuance of shares under stock compensation plans and employee stock purchase plans	2	7	68	79
Purchase of non-controlling interest	—	—	(70)	—
Balance, end of period	$1,150	$1,111	$1,150	$1,111
RETAINED EARNINGS
Balance, beginning of period	$21,980	$19,880	$20,301	$18,389
Net income attributable to the Company	730	546	3,000	2,584
Dividend equivalents declared	(1)	(3)	(9)	(10)
Dividends declared	(702)	(586)	(1,285)	(1,126)
Balance, end of period	$22,007	$19,837	$22,007	$19,837
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,055)	$(5,363)	$(5,314)	$(4,575)
Other comprehensive loss, net of tax	(405)	(685)	(146)	(1,473)
Balance, end of period	$(5,460)	$(6,048)	$(5,460)	$(6,048)
TREASURY SHARES
Balance, beginning of period	$(6,599)	$(5,429)	$(6,207)	$(4,478)
Issuance of shares under stock compensation plans and employee stock purchase plans	47	33	255	182
Purchase of treasury shares	(300)	(500)	(900)	(1,600)
Balance, end of period	$(6,852)	$(5,896)	$(6,852)	$(5,896)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$178	$224	$229	$213
Net income attributable to non-controlling interests	8	6	37	32
Net non-controlling interests acquired	—	—	(69)	—
Distributions and other changes	(6)	(4)	(17)	(19)
Balance, end of period	$180	$226	$180	$226
TOTAL EQUITY	$11,586	$9,791	$11,586	$9,791
Dividends declared per share	$1.42	$1.18	$2.60	$2.25
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the nine months ended September 30, 2023 and 2022.
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
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At September 30, 2023, the Company maintained $448 million compared to $348 million at December 31, 2022 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022, respectively.
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
The Company recorded net investment income of $1 million and $6 million for the three and nine months ended September 30, 2023, respectively, compared to net investment loss of $1 million and net investment income of $27 million, respectively, for the corresponding periods in the prior year.
Income Taxes
The Company's effective tax rate for the three months ended September 30, 2023 was 20.6%, compared with 24.6% for the corresponding quarter of 2022. The effective tax rate for the nine months ended September 30, 2023 and 2022 were 23.7% and 24.6%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, nontaxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The tax rate for the three and nine months ended September 30, 2023 reflects the previously enacted change in the United Kingdom (U.K.) corporate income tax rate from 19% to 25%, effective April 1, 2023. The blended U.K. statutory tax rate for 2023 is 23.5%.
During the third quarter of 2023, the Company released a valuation allowance related to the realizability of deferred tax assets for its non-U.S. operations of $48 million as a discrete tax benefit, primarily due to the sustained profitability of its operations. This was the most significant discrete item for the quarter, reducing the effective tax rate by 4.8%. For the three months ended September 30, 2023, the effective tax rate was also reduced by 1.0% from the impact of the excess tax benefit related to share-based payments. For the nine months ended September 30, 2023, the valuation allowance release and the excess tax benefit related to share-based payments were the most significant discrete items, reducing the effective tax rate by 1.1% and 1.2%, respectively.
The excess tax benefit related to share-based payments was the most significant discrete item for the three and nine months ended September 30, 2022, reducing the effective tax rate by 0.9% and 1.2%, respectively.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $134 million at September 30, 2023, and $97 million at December 31, 2022. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $79 million within the next twelve months due to settlement of audits and expirations of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In July 2023, the U.K. enacted legislation to implement Pillar 2 the Organization for Economic Cooperation and Development's ("OECD") framework, effective from January 1, 2024. This minimum tax will be treated as a period cost in future years and will not impact operating results for 2023. The Company is continuing to monitor legislative developments, especially in the European Union (E.U.) countries, and is in the process of evaluating the potential impact of the U.K. and other legislation on its results of future operations.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the Form 2022 10-K.
The following table disaggregates components of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Marsh:
EMEA (a) (b)	$692	$615	$2,482	$2,264
Asia Pacific (a)	311	286	980	927
Latin America	134	118	386	340
Total International	1,137	1,019	3,848	3,531
U.S./Canada	1,563	1,451	4,634	4,263
Total Marsh	2,700	2,470	8,482	7,794
Guy Carpenter	359	328	2,006	1,849
Subtotal	3,059	2,798	10,488	9,643
Fiduciary interest income	131	40	330	57
Total Risk and Insurance Services	$3,190	$2,838	$10,818	$9,700

Mercer:
Wealth (c)	$635	$561	$1,853	$1,775
Health (d)	496	451	1,559	1,562
Career	294	272	731	679
Total Mercer	1,425	1,284	4,143	4,016
Oliver Wyman Group (b)	781	667	2,266	2,029
Total Consulting	$2,206	$1,951	$6,409	$6,045
(a) In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.
(b) Revenue for the nine months ended September 30, 2022, includes the loss on deconsolidation of the Company's Russian businesses at Marsh and Oliver Wyman Group of $27 million and $12 million, respectively.

(c) Revenue for the nine months ended September 30, 2023, includes the loss on sale of an individual financial advisory business in Canada of $17 million.
(d) Revenue for the nine months ended September 30, 2022, includes a gain from the sale of the Mercer U.S. affinity business of $112 million.
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	September 30, 2023	December 31, 2022
Contract assets	$398	$335
Contract liabilities	$876	$837
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
Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized for the three and nine months ended September 30, 2023 that was included in the contract liability balance at the beginning of each of those periods was $187 million and $698 million, respectively, compared to revenue recognized of $75 million and $529 million, respectively, for the corresponding periods in the prior year.
The amount of revenue recognized for the three and nine months ended September 30, 2023 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $20 million and $64 million, respectively, and $13 million and $74 million, respectively, for the corresponding periods in the prior year.
The Company applies the practical expedient and does not disclose the value of unsatisfied performance obligations for (1) contracts with original contract terms of one year or less and (2) contracts where the Company has the right to invoice for services performed. The revenue expected to be recognized in future periods during the non-cancellable term of existing contracts greater than one year that is related to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period is approximately $221 million, primarily related to Mercer. The Company expects revenue in 2023, 2024, 2025, 2026, and 2027 and beyond of $88 million, $62 million, $37 million, $22 million and $12 million, respectively, related to these performance obligations.
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
Risk and Insurance Services revenue includes interest on fiduciary funds of $131 million and $330 million for the three and nine months ended September 30, 2023, respectively, and $40 million and $57 million for the three and nine months ended September 30, 2022, respectively.
Net uncollected premiums and claims and the related payables were $14.4 billion at September 30, 2023, and $13.0 billion at December 31, 2022. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.

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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income before non-controlling interests	$738	$552	$3,037	$2,616
Less: Net income attributable to non-controlling interests	8	6	37	32
Net income attributable to the Company	$730	$546	$3,000	$2,584
Basic weighted average common shares outstanding	494	498	494	501
Dilutive effect of potentially issuable common shares	5	5	5	5
Diluted weighted average common shares outstanding	499	503	499	506
Average stock price used to calculate common stock equivalents	$191.66	$160.14	$178.64	$159.35

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the nine months ended September 30, 2023 and 2022:

(In millions)	2023	2022
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$760	$236
Acquisition-related deposit	—	24
Fiduciary liabilities assumed	(14)	(2)
Liabilities assumed	(98)	(28)
Contingent/deferred purchase consideration	(29)	(17)
Net cash outflow for acquisitions	$619	$213

(In millions)	2023	2022
Interest paid	$427	$388
Income taxes paid, net of refunds	$699	$697
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2023	2022
Operating:
Contingent consideration payments for prior year acquisitions	$(41)	$(38)
Receipt of contingent consideration for dispositions	1	—
Acquisition/disposition related net charges for adjustments	21	38
Adjustments and payments related to contingent consideration	$(19)	$—
Financing:
Contingent consideration for prior year acquisitions	$(135)	$(28)
Deferred consideration related to prior year acquisitions	(52)	(116)
Payments of deferred and contingent consideration for acquisitions	$(187)	$(144)

Receipts of contingent consideration for dispositions	$2	$3
The Company had non-cash issuances of common stock under its share-based payment plan of $304 million and $366 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $82 million and $273 million for the three and nine months ended September 30, 2023, respectively, and $89 million and $283 million for the three and nine months ended September 30, 2022, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three and nine months ended September 30, 2023 and 2022, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of July 1, 2023	$(2,811)	$(2,244)	$(5,055)
Other comprehensive (loss) income before reclassifications	76	(485)	(409)
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current period other comprehensive income (loss)	80	(485)	(405)
Balance as of September 30, 2023 (a)	$(2,731)	$(2,729)	$(5,460)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of July 1, 2022	$(2,957)	$(2,406)	$(5,363)
Other comprehensive income (loss) before reclassifications	182	(895)	(713)
Amounts reclassified from accumulated other comprehensive income	28	—	28
Net current period other comprehensive income (loss)	210	(895)	(685)
Balance as of September 30, 2022 (a)	$(2,747)	$(3,301)	$(6,048)
(a) At September 30, 2023 and 2022, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1,344 million and $1,352 million, respectively, and net of deferred tax liability of $13 million and deferred tax assets of $21 million in foreign currency translation adjustments, respectively.

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2023	$(2,721)	$(2,593)	$(5,314)
Other comprehensive (loss) income before reclassifications	(20)	(136)	(156)
Amounts reclassified from accumulated other comprehensive loss	10	—	10
Net current period other comprehensive loss	(10)	(136)	(146)
Balance as of September 30, 2023 (a)	$(2,731)	$(2,729)	$(5,460)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2022	$(3,202)	$(1,373)	$(4,575)
Other comprehensive income (loss) before reclassifications	371	(1,928)	(1,557)
Amounts reclassified from accumulated other comprehensive loss	84	—	84
Net current period other comprehensive income (loss)	455	(1,928)	(1,473)
Balance as of September 30, 2022 (a)	$(2,747)	$(3,301)	$(6,048)
(a) At September 30, 2023 and 2022, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1,344 million and $1,352 million, respectively, and net of deferred tax liability of $13 million and deferred tax assets of $21 million in foreign currency translation adjustments, respectively.

The components of other comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022 are as follows:

Three Months Ended September 30,	2023			2022
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(473)	$12	$(485)	$(895)	$—	$(895)
Pension and post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Net actuarial losses (a)	5	1	4	37	9	28
Subtotal	5	1	4	37	9	28
Foreign currency translation adjustments	102	26	76	247	63	184
Effect of remeasurement	—	—	—	(2)	—	(2)
Other adjustments	—	—	—	(1)	(1)	—
Pension/post-retirement plans gains	107	27	80	281	71	210
Other comprehensive (loss) income	$(366)	$39	$(405)	$(614)	$71	$(685)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2023			2022
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(131)	$5	$(136)	$(1,928)	$—	$(1,928)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	15	4	11	114	29	85
Subtotal	14	4	10	113	29	84
Foreign currency translation adjustments	(20)	(5)	(15)	499	123	376
Effect of remeasurement	—	—	—	8	1	7
Effect of settlement	—	—	—	2	—	2
Other adjustments	(7)	(2)	(5)	(19)	(5)	(14)
Pension/post-retirement plans (losses) gains	(13)	(3)	(10)	603	148	455
Other comprehensive (loss) income	$(144)	$2	$(146)	$(1,325)	$148	$(1,473)
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
The Risk and Insurance Services segment completed eight acquisitions during the nine months ended September 30, 2023:
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
•July – MMA acquired Integrity HR, Inc., a Kentucky-based human resources consulting firm and Trideo Systems, an Illinois-based risk management information systems provider for health care organizations; and Marsh acquired Asprose Corredora de Seguros, a Costa Rica-based insurance broker that provides insurance brokerage and risk advisory services to commercial organizations.
•August – MMA acquired Graham Company, a Pennsylvania-based risk management consultancy and insurance and employee benefits broker, specializing in construction, real estate, manufacturing and distribution, health and human services and professional services.
•September – MMA acquired Blue Water Insurance LLC, a Kentucky-based employee health and benefits insurance broker.
The Consulting segment completed four acquisitions for the nine months ended September 30, 2023:
•March – Mercer acquired Leapgen LLC, a Minnesota-based human resources consulting technology advisory firm focused on digital strategy and transformation, workforce solutions, and improving employee experience.
•April – Mercer acquired Westpac Banking Corporation’s ("Westpac") financial advisory business, Advance Asset Management, and completed the transfer from Westpac of BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Westpac Transaction"). Oliver Wyman Group acquired the business of Gorman Actuarial, Inc., a Massachusetts-based life and health actuarial consultant business.
•July – Oliver Wyman Group acquired the actuarial consulting business of ISC Strategies Consulting, Inc., a Florida-based life insurance and actuarial consulting firm.
Total purchase consideration for acquisitions made during the nine months ended September 30, 2023 was $711 million, which consisted of cash paid of $682 million and deferred purchase and estimated contingent consideration of $29 million. Contingent consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of two to four years. During the nine months ended September 30, 2023, the Company also paid $52 million of deferred purchase consideration and $176 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2023, based on the estimated fair values for the acquisitions as of their respective acquisition dates. Amounts in the table primarily reflect the impact of the Westpac Transaction and the acquisition of Graham Company.

Acquisitions through September 30, 2023
(In millions)
Cash	$682
Estimated fair value of deferred/contingent consideration	29
Total consideration	$711
Allocation of purchase price:
Cash and cash equivalents	$27
Cash and cash equivalents held in a fiduciary capacity	14
Net receivables	28
Other current assets	4
Goodwill	480
Other intangible assets	255
Fixed assets, net	2
Right of use assets	12
Other assets	1
Total assets acquired	823
Current liabilities	52
Fiduciary liabilities	14
Other liabilities	46
Total liabilities assumed	112
Net assets acquired	$711
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

The following table provides information about other intangible assets acquired in 2023:

Other intangible assets through September 30, 2023 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$246	13.0 years
Other	9	5.0 years
Total other intangible assets	$255
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine months ended September 30, 2023, include revenue of approximately $50 million and $91 million, respectively, and operating income of $5 million and $14 million, respectively, for acquisitions made in 2023. The consolidated statements of income for the three and nine months ended September 30, 2022 include revenue of approximately $16 million and $22 million, respectively, and operating loss of $1 million for both three and nine months ended September 30, 2022, for acquisitions made in 2022.
In relation to the Westpac Transaction, the Company incurred approximately $5 million and $32 million of integration expenses for the three and nine months ended September 30, 2023, respectively, primarily for technology, consulting, legal and people related costs. These costs are included in other operating expenses in the Company's consolidated statements of income.
Dispositions
In January 2023, the Company entered into an agreement for the sale of an individual financial advisory business in Canada which was completed in May 2023. As a result, the Company recorded a loss of $17 million for the nine months ended September 30, 2023, primarily related to the write-down of the customer relationship intangible assets. The loss is included in revenue in the consolidated statements of income.
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
Total purchase consideration for acquisitions made for the nine months ended September 30, 2022 was approximately $227 million, which consisted of cash paid of $210 million and deferred purchase and estimated contingent consideration of $17 million. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of two to four years. For the first nine months of 2022, the Company also paid $116 million of deferred purchase consideration and $66 million of contingent consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
Prior year dispositions
In April 2022, Mercer sold its U.S. affinity business that provided insurance marketing, brokerage and administration to association and affinity groups for cash proceeds of approximately $140 million and recorded a gain of $112 million which is included in revenue in the consolidated statements of income.
In addition, during the first nine months of 2022, the Company sold certain businesses in Brazil and U.K. for cash proceeds of approximately $7 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$5,389	$4,880	$17,290	$16,067
Net income attributable to the Company	$737	$555	$3,035	$2,568
Basic net income per share attributable to the Company	$1.49	$1.11	$6.14	$5.13
Diluted net income per share attributable to the Company	$1.48	$1.10	$6.08	$5.07
9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. The reporting unit level is defined as the same level as the Company's operating segments. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test.
In 2023, the Company performed a quantitative goodwill impairment assessment. Fair values for the reporting units were estimated using both an income and market valuation approach. The carrying values were based on balances at June 30, 2023 and included directly identified assets and liabilities, as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded the carrying value.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived intangible assets at September 30, 2023 and December 31, 2022.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2023	2022
Balance as of January 1,	$16,251	$16,317
Goodwill acquired	480	139
Other adjustments (a)	(76)	(880)
Balance at September 30,	$16,655	$15,576
(a) Primarily reflects the impact of foreign exchange.
The goodwill arising from acquisitions in 2023 and 2022 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2023 included approximately $234 million and $12 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocable to the Company’s reportable segments at September 30, 2023, is $12.7 billion for Risk and Insurance Services and $4.0 billion for Consulting.

The gross cost and accumulated amortization of other identified intangible assets at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023			December 31, 2022
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$4,133	$1,683	$2,450	$3,993	$1,508	$2,485
Other (a)	373	325	48	360	308	52
Other intangible assets	$4,506	$2,008	$2,498	$4,353	$1,816	$2,537
(a) Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three and nine months ended September 30, 2023, was $85 million and $257 million, respectively, compared to $84 million and $258 million, respectively, for the corresponding periods in the prior year. The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2023 (excludes amortization through September 30, 2023)	$90
2024	320
2025	286
2026	266
2027	262
Subsequent years	1,274
Total future amortization	$2,498
10.     Fair Value Measurements
Fair Value Hierarchy
The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by the Financial Accounting Standards Board. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, for disclosure purposes, is determined based on the lowest level input that is significant to the fair value measurement. Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on the inputs in the valuation techniques as follows:
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/23	12/31/22	09/30/23	12/31/22	09/30/23	12/31/22	09/30/23	12/31/22
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$5	$6	$—	$—	$—	$—	$5	$6
Mutual funds (a)	163	162	—	—	—	—	163	162
Money market funds (b)	585	146	—	—	—	—	585	146
Other equity investment (a)	—	—	—	13	—	—	—	13
Contingent purchase consideration assets (c)	—	—	—	—	1	3	1	3
Total assets measured at fair value	$753	$314	$—	$13	$1	$3	$754	$330
Fiduciary Assets:
Money market funds	$77	$201	$—	$—	$—	$—	$77	$201
Total fiduciary assets measured at fair value	$77	$201	$—	$—	$—	$—	$77	$201
Liabilities:
Contingent purchase consideration liabilities (d)	$—	$—	$—	$—	$231	$377	$231	$377
Total liabilities measured at fair value	$—	$—	$—	$—	$231	$377	$231	$377
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
During the nine months ended September 30, 2023 and 2022, there were no assets or liabilities that were transferred between levels.

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Balance at beginning of period	$223	$345	$377	$352
Net additions	5	4	9	4
Payments	(1)	(32)	(176)	(66)
Revaluation impact	4	11	21	38
Balance at September 30,	$231	$328	$231	$328
Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $260 million and $215 million at September 30, 2023 and December 31, 2022, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $60 million and $56 million at September 30, 2023 and December 31, 2022, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $200 million and $159 million at September 30, 2023 and December 31, 2022, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income from these investments of $1 million and $7 million for the three and nine months ended September 30, 2023, respectively, and net investment gains of $3 million and $23 million, respectively, from these investments for the corresponding periods in 2022.
As of September 30, 2023, the Company has commitments of potential future investments of approximately $131 million in private equity funds that invest primarily in financial services companies.
Other Investments
At September 30, 2023 and December 31, 2022, the Company held equity investments with readily determinable market values of $16 million and $17 million, respectively. The Company recorded mark-to-market investment losses on these investments of $1 million for the nine months ended September 30, 2023. During the first nine months of 2022, the Company recorded mark-to-market investment gains of $11 million.
The Company also held investments without readily determinable market values of $36 million and $42 million at September 30, 2023 and December 31, 2022, respectively.
In the third quarter of 2022, the Company sold certain of these investments for cash proceeds of approximately $62 million, including the investment in the common stock of Alexander Forbes, and recorded a net loss of $4 million.

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
The U.S. dollar value of the Euro notes decreased by $12 million through September 30, 2023, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the nine months ended September 30, 2023.
12.    Leases
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between ten and twenty-five years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. The Company’s leases have no restrictions on the payment of dividends, the acquisition of debt or additional lease obligations, or entering into additional lease obligations. The leases also do not contain significant purchase options.
Operating leases are recognized on the consolidated balance sheets as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease.
For the three and nine months ended September 30, 2023, the Company determined that $6 million and $19 million of its ROU assets, respectively, were impaired and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.
The following table provides additional information about the Company’s property leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Lease Cost:
Operating lease cost (a)	$82	$84	$243	$262
Short-term lease cost	1	1	4	3
Variable lease cost	31	35	94	99
Sublease income	(2)	(3)	(8)	(12)
Net lease cost	$112	$117	$333	$352
Other information:
Operating cash outflows from operating leases			$284	$286
Right of use assets obtained in exchange for new operating lease liabilities			$177	$148
Weighted-average remaining lease term – real estate			8.1 years	8.4 years
Weighted-average discount rate – real estate leases			3.28%	2.87%
(a) Excludes ROU asset impairment charges.

Future minimum lease payments for the Company’s operating leases as of September 30, 2023 are as follows:

(In millions)	Real Estate Leases
Remainder of 2023	$92
2024	354
2025	325
2026	302
2027	265
2028	188
Subsequent years	680
Total future lease payments	2,206
Less: Imputed interest	(260)
Total	$1,946
Current lease liabilities	$303
Long-term lease liabilities	1,643
Total lease liabilities	$1,946
Note: The above table excludes obligations for leases with original terms of twelve months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
As of September 30, 2023, the Company had additional operating real estate leases that had not yet commenced of $56 million. These operating leases will commence over the next twelve months.
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
September 30,	2023	2022
Weighted average assumptions:
Expected return on plan assets	5.31%	4.56%
Discount rate	5.16%	2.28%
Rate of compensation increase	3.16%	2.16%
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At September 30, 2023, the actual allocation for the U.S. plans was 48% equities and equity alternatives and 52% fixed income. The target allocation for the U.K. plans at September 30, 2023 is 14% equities and equity alternatives and 86% fixed income. At September 30, 2023, the actual allocation for the U.K. plans was 14% equities and equity alternatives and 86% fixed income. The Company's U.K. plans comprised approximately 79% of non-U.S. plan assets at December 31, 2022. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company generally uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.

The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2023	2022
Service cost	$7	$6
Interest cost	151	95
Expected return on plan assets	(218)	(191)
Recognized actuarial loss	5	38
Net benefit credit	$(55)	$(52)

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2023	2022
Service cost	$18	$21
Interest cost	449	294
Expected return on plan assets	(645)	(590)
Recognized actuarial loss	16	114
Net periodic benefit credit	(162)	(161)
Settlement loss	—	2
Net benefit credit	$(162)	$(159)

Amounts recorded in the Consolidated Statements of Income
Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2023	2022
Compensation and benefits expense	$7	$6
Other net benefit credits	(62)	(58)
Net benefit credit	$(55)	$(52)

Amounts Recorded in the Consolidated Statement of Income
Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2023	2022
Compensation and benefits expense	$18	$21
Other net benefit credits	(180)	(180)
Net benefit credit	$(162)	$(159)

U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2023	2022
Interest cost	$65	$48
Expected return on plan assets	(78)	(85)
Recognized actuarial loss	5	19
Net benefit credit	$(8)	$(18)

U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2023	2022
Interest cost	$195	$145
Expected return on plan assets	(233)	(253)
Recognized actuarial loss	14	56
Net benefit credit	$(24)	$(52)

Significant non-U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2023	2022
Service cost	$7	$6
Interest cost	86	47
Expected return on plan assets	(140)	(106)
Recognized actuarial loss	—	19
Net benefit credit	$(47)	$(34)

Significant non-U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2023	2022
Service cost	$18	$21
Interest cost	254	149
Expected return on plan assets	(412)	(337)
Recognized actuarial loss	2	58
Net periodic benefit credit	(138)	(109)
Settlement loss	—	2
Net benefit credit	$(138)	$(107)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and nine months ended September 30, 2023 of approximately $26 million and $73 million, respectively, compared to contributions of $28 million and $141 million, respectively, for the corresponding periods in the prior year. The Company expects to contribute approximately $35 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2023.
Defined Contribution Plans
The Company maintains certain defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and nine months ended September 30, 2023 was $45 million and $133 million, respectively, and $39 million and $122 million, respectively, for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and nine months ended September 30, 2023, was $39 million and $120 million, respectively, and $31 million and $108 million, respectively, for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2023	December 31, 2022
Short-term:
Current portion of long-term debt	$1,868	$268

Long-term:
Senior notes – 4.05% due 2023	250	250
Senior notes – 3.50% due 2024	600	599
Senior notes – 3.875% due 2024	999	998
Senior notes – 3.50% due 2025	499	499
Senior notes – 1.349% due 2026	581	587
Senior notes – 3.75% due 2026	599	598
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	570	576
Senior notes – 2.25% due 2030	741	739
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.750% due 2032	493	493
Senior notes – 5.875% due 2033	298	298
Senior notes – 5.400% due 2033	592	—
Senior notes – 4.75% due 2039	496	495
Senior notes – 4.35% due 2047	494	493
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,239	1,238
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	492
Senior notes – 5.450% due 2053	591	—
Senior notes – 5.700% due 2053	989	—
Mortgage – 5.70% due 2035	288	301
Other	4	4
	13,649	11,495
Less: current portion	1,868	268
	$11,781	$11,227
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has a short-term commercial paper financing program of $2.8 billion. The program was increased from $2.0 billion in October 2022. The Company did not have any commercial paper outstanding at September 30, 2023 and December 31, 2022.
Credit Facilities
In October 2023, the Company increased its multi-currency unsecured $2.8 billion five-year revolving credit facility capacity to $3.5 billion and extended the expiration to October 2028 (the "Credit Facility"). The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating. In the second quarter of 2023, the Credit Facility was amended that borrowings under the Credit Facility bear interest at a rate per annum equal, at the borrower's option, either at (a) SOFR benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are tested quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year $200 million uncommitted revolving credit facility ("Uncommitted Credit Facility"). In the third quarter of 2023, the Company repaid $200 million of borrowings outstanding under the Uncommitted Credit Facility with a weighted average interest rate of 5.50%. There were no borrowings outstanding under the Uncommitted Credit Facility at September 30, 2023 and December 31, 2022.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $112 million at September 30, 2023. There were no outstanding borrowings under these facilities at September 30, 2023 and December 31, 2022. The Company also has outstanding guarantees and letters of credit with various banks aggregating $131 million at September 30, 2023.
Senior Notes
In October 2023, the Company repaid $250 million of 4.05% senior notes that matured.
In September 2023, the Company issued $600 million of 5.400% senior notes due 2033 and $1 billion of 5.700% senior notes due 2053. The Company intends to use the net proceeds from these issuances for general corporate purposes.
In March 2023, the Company issued $600 million of 5.450% senior notes due 2053. The Company used the net proceeds from this issuance for general corporate purposes.
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

	September 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,868	$1,849	$268	$265
Long-term debt	$11,781	$10,731	$11,227	$10,544
The fair value of the Company's short-term debt consists of term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.
15.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The Company anticipates total charges related to these activities to be between $425 million and $475 million. The Company has incurred approximately $325 million of restructuring costs through September 30, 2023, primarily severance and lease exit charges, of which $37 million and $109 million were for the three and nine months ended September 30, 2023, respectively. The majority of the remaining costs are expected to be incurred by the end of 2023. The Company continues to refine its detailed plans for each business and location, which may change the expected timing, estimates of expected costs and related savings.

Restructuring activities also include charges related to improving the Company's global information technology function and improving efficiencies and client services related to the Marsh operational excellence program. In 2022, costs also included charges related to the remaining JLT integration.
The Company incurred costs related to these initiatives as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Risk and Insurance Services	$26	$18	$89	$44
Consulting	17	5	33	16
Corporate	9	15	48	36
Total	$52	$38	$170	$96
Details of the restructuring activity from January 1, 2022 through September 30, 2023, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at 1/1/22	$35	$34	$—	$—	$69
2022 charges	111	195	15	106	427
Cash payments	(58)	(25)	(6)	(104)	(193)
Non-cash charges	—	(148)	(9)	—	(157)
Liability at 12/31/22	$88	$56	$—	$2	$146
2023 charges	62	63	7	38	170
Cash payments	(111)	(59)	(6)	(39)	(215)
Non-cash charges	—	(27)	(1)	—	(28)
Liability at 9/30/23	$39	$33	$—	$1	$73
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
16.    Common Stock
During the first nine months of 2023, the Company repurchased 5.1 million shares of its common stock for $900 million. As of September 30, 2023, the Company remained authorized to repurchase up to approximately $3.4 billion in shares of its common stock. There is no time limit on the authorization. During the first nine months of 2022, the Company repurchased 10.1 million shares of its common stock for $1.6 billion.
The Company issued approximately 3.3 million and 3.1 million shares related to stock compensation and employee stock purchase plans during the first nine months of 2023 and 2022, respectively.
In January and March of 2023, the Board of Directors of the Company declared quarterly dividends of $0.59 per share on outstanding common stock, which were paid in February 2023 and May 2023, respectively. In July 2023, the Board of Directors of the Company declared a quarterly dividend of $0.71 per share on outstanding common stock, paid in the third quarter of 2023.
In September 2023, the Board of Directors of the Company declared a quarterly dividend of $0.71 per share on outstanding common stock, payable in November 2023.

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
Selected information about the Company’s segments for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income/(Loss)	Revenue		Operating Income/(Loss)
2023 –
Risk and Insurance Services	$3,190	(a)	$640	$10,818	(c)	$3,192
Consulting	2,206	(b)	424	6,409	(d)	1,223
Total Operating Segments	5,396		1,064	17,227		4,415
Corporate/Eliminations	(14)		(68)	(45)		(236)
Total Consolidated	$5,382		$996	$17,182		$4,179
2022 –
Risk and Insurance Services	$2,838	(a)	$529	$9,700	(c)	$2,617
Consulting	1,951	(b)	350	6,045	(d)	1,217
Total Operating Segments	4,789		879	15,745		3,834
Corporate/Eliminations	(19)		(88)	(47)		(234)
Total Consolidated	$4,770		$791	$15,698		$3,600

(a) Includes interest income on fiduciary funds of $131 million and $40 million in 2023 and 2022, respectively; and equity method income of $3 million in 2023.
(b) Includes inter-segment revenue of $14 million and $19 million in 2023 and 2022, respectively.
(c) Includes inter-segment revenue of $5 million in both 2023 and 2022, interest income on fiduciary funds of $330 million and $57 million in 2023 and 2022, respectively, and equity method income of $14 million and $9 million in 2023 and 2022, respectively. Revenue for 2022 also includes the loss on deconsolidation of the Russian businesses at Marsh of $27 million.
(d) Includes inter-segment revenue of $40 million and $42 million in 2023 and 2022, respectively. Revenue for 2023 also includes the loss on sale of an individual financial advisory business in Canada of $17 million. Revenue for 2022 also includes a gain on the sale of the Mercer U.S. affinity business of $112 million, partially offset by the loss on deconsolidation of the Russian businesses at Oliver Wyman Group of $12 million.
Details of operating segment revenue for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Risk and Insurance Services
Marsh	$2,782	$2,497	$8,685	$7,833
Guy Carpenter	408	341	2,133	1,867
Total Risk and Insurance Services	3,190	2,838	10,818	9,700
Consulting
Mercer	1,425	1,284	4,143	4,016
Oliver Wyman Group	781	667	2,266	2,029
Total Consulting	2,206	1,951	6,409	6,045
Total Operating Segments	5,396	4,789	17,227	15,745
Corporate Eliminations	(14)	(19)	(45)	(47)
Total	$5,382	$4,770	$17,182	$15,698
19.    Subsequent Events
In October 2023, the Company settled a claim with a competitor related to the unlawful recruiting of a limited number of the Company’s employees in Europe for $70 million, including reimbursement of legal expenses.
20.    New Accounting Guidance
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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three and nine months ended September 30, 2023, compared to the corresponding periods in 2022, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three and nine months ended September 30, 2022, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended September 30, 2022.
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

Financial Highlights
•Consolidated revenue for the three months ended September 30, 2023 was $5.4 billion, an increase of 13%, or 10% on an underlying basis. For the nine months ended September 30, 2023, consolidated revenue was $17.2 billion, an increase of 9%, or 10% on an underlying basis compared to the corresponding period in the prior year.
•Consolidated operating income increased $205 million, or 26%, to $996 million for the three months ended September 30, 2023, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $730 million. Earnings per share on a diluted basis increased to $1.47 from $1.08, or 36%, compared to the corresponding quarter in the prior year. For the nine months ended September 30, 2023, consolidated operating income increased $579 million, or 16% to $4.2 billion, compared to the corresponding period in the prior year. Net income attributable to the Company was $3.0 billion. Earnings per share on a diluted basis increased to $6.01 from $5.11, or 18%, compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended September 30, 2023 was $3.2 billion, an increase of 12%, or 11% on an underlying basis. Operating income was $640 million, compared with $529 million in the corresponding quarter in the prior year. For the nine months ended September 30, 2023, Risk and Insurance Services revenue was $10.8 billion, an increase of 12%, and the same on an underlying basis. Operating income was $3.2 billion, compared with $2.6 billion for the corresponding period in the prior year.
•Consulting revenue for the three months ended September 30, 2023 was $2.2 billion, an increase of 13%, or 9% on an underlying basis. Operating income was $424 million, compared with $350 million in the corresponding quarter in the prior year. For the nine months ended September 30, 2023, Consulting revenue was $6.4 billion, an increase of 6%, or 7% on an underlying basis. Operating income was $1.2 billion, consistent to the corresponding period in the prior year.
•In April 2023, the Company completed the acquisition of Westpac Banking Corporation’s ("Westpac") financial advisory business, Advance Asset Management, and the transfer from Westpac of BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Westpac Transaction").
•In August 2023, the Company acquired Graham Company, a Philadelphia-based risk management consultancy and insurance and employee benefits broker.
•The Company repurchased 1.6 million shares of stock for $300 million in the third quarter of 2023. During the nine months ended September 30, 2023, the Company repurchased 5.1 million shares for $900 million.
•In September 2023, the Company issued $600 million of 5.400% senior notes due 2033 and $1 billion of 5.700% senior notes due 2053. In March 2023, the Company issued $600 million of 5.45% senior notes due 2053.
•In September 2023, the Board of Directors of the Company declared a dividend of $0.71 per share on outstanding common stock, payable in November of 2023.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$5,382	$4,770	$17,182	$15,698
Expense:
Compensation and benefits	3,287	2,923	9,831	9,033
Other operating expenses	1,099	1,056	3,172	3,065
Operating expenses	4,386	3,979	13,003	12,098
Operating income	$996	$791	$4,179	$3,600
Income before income taxes	$930	$733	$3,978	$3,469
Net income before non-controlling interests	$738	$552	$3,037	$2,616
Net income attributable to the Company	$730	$546	$3,000	$2,584
Net income per share attributable to the Company:
– Basic	$1.48	$1.10	$6.07	$5.16
– Diluted	$1.47	$1.08	$6.01	$5.11
Average number of shares outstanding:
– Basic	494	498	494	501
– Diluted	499	503	499	506
Shares outstanding at September 30,	493	497	493	497
Consolidated operating income increased $205 million, or 26% to $996 million for the three months ended September 30, 2023, compared to $791 million in the corresponding quarter in the prior year, reflecting a 13% increase in revenue and a 10% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 12% and 13%, respectively.
Consolidated operating income increased $579 million, or 16% to $4.2 billion for the nine months ended September 30, 2023, compared to $3.6 billion in the corresponding period in the prior year, reflecting a 9% increase in revenue and a 7% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 12% and 6%, respectively.
The increase in revenue for the three and nine months ended September 30, 2023 reflects the continued demand for our advice and services, new business and renewal growth, and solid client retention, as well as higher insurance and reinsurance rates. Results also benefited from investments in talent and increased fiduciary income due to higher interest rates.
The increase in expenses for both the three and nine months ended September 30, 2023 is primarily due to compensation and benefits driven by increased headcount and higher incentive compensation. Expenses for the nine months ended September 30, 2023 also reflect higher travel and entertainment, technology, and outside services costs, compared to the corresponding period in the prior year.
Diluted earnings per share increased to $1.47 from $1.08, or 36% for the three months ended September 30, 2023, and to $6.01 from $5.11, or 18% for the nine months ended September 30, 2023, compared to corresponding periods in the prior year. The increase for the three and nine months ended September 30, 2023 is primarily the result of higher operating income compared to the corresponding periods in the prior year.
Results for the nine months ended September 30, 2022 also include a charge of approximately $52 million for the deconsolidation of the Company's Russian businesses and other related charges in Marsh and Oliver Wyman Group recorded in the first quarter of 2022.

For the three and nine months ended September 30, 2023 and 2022, the Company's results of operations and earnings per share were impacted by the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Restructuring, excluding JLT	$46	$32	$148	$78
Changes in contingent consideration	4	11	21	38
JLT integration and restructuring costs	6	6	22	18
JLT legacy legal charges	—	—	(51)	3
Disposal of business	—	—	17	(114)
Westpac acquisition related costs	5	—	32	—
JLT acquisition related retention costs	—	4	—	28
Legal claims and other	—	—	—	39
Deconsolidation of Russian businesses and other related charges	—	—	—	52
Other	2	7	2	—
Impact on income before taxes	$63	$60	$191	$142
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
•JLT integration and restructuring: In 2023, reflects adjustments to restructuring liabilities for lease exit charges for a legacy JLT U.K. location.
•JLT legacy legal charges: Reflects insurance and indemnity recoveries for a legacy JLT Errors and Omissions ("E&O") matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
•Disposal of Business: Loss on sale of an individual financial advisory business in Canada in 2023. In 2022, the amount reflects a gain of $112 million on the sale of the Mercer U.S. affinity business. These amounts are reflected as a component of revenue in the consolidated statements of income and excluded from non-GAAP revenue.
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
The following tables present the Company's non-GAAP revenue for the three and nine months ended September 30, 2023 and 2022 and the related non-GAAP underlying revenue change:

Three Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Risk and Insurance Services
Marsh	$2,700	$2,470	9%	$2,654	$2,468	8%
Guy Carpenter	359	328	9%	353	328	8%
Subtotal	3,059	2,798	9%	3,007	2,796	8%
Fiduciary interest income	131	40		131	40
Total Risk and Insurance Services	3,190	2,838	12%	3,138	2,836	11%
Consulting
Mercer	1,425	1,284	11%	1,404	1,305	8%
Oliver Wyman Group	781	667	17%	745	667	12%
Total Consulting	2,206	1,951	13%	2,149	1,972	9%
Corporate Eliminations	(14)	(19)		(14)	(19)
Total Revenue	$5,382	$4,770	13%	$5,273	$4,789	10%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Marsh:
EMEA (a)	$692	$615	13%	$667	$614	9%
Asia Pacific (a)	311	286	9%	316	286	10%
Latin America	134	118	14%	134	118	14%
Total International	1,137	1,019	12%	1,117	1,018	10%
U.S./Canada	1,563	1,451	8%	1,537	1,450	6%
Total Marsh	$2,700	$2,470	9%	$2,654	$2,468	8%
Mercer:
Wealth	$635	$561	13%	$623	$582	7%
Health	496	451	10%	490	451	8%
Career	294	272	8%	291	272	7%
Total Mercer	$1,425	$1,284	11%	$1,404	$1,305	8%
(a) In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.

Nine Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Risk and Insurance Services
Marsh	$8,482	$7,794	9%	$8,485	$7,809	9%
Guy Carpenter	2,006	1,849	8%	2,008	1,830	10%
Subtotal	10,488	9,643	9%	10,493	9,639	9%
Fiduciary interest income	330	57		332	57
Total Risk and Insurance Services	10,818	9,700	12%	10,825	9,696	12%
Consulting
Mercer	4,143	4,016	3%	4,198	3,924	7%
Oliver Wyman Group	2,266	2,029	12%	2,194	2,040	8%
Total Consulting	6,409	6,045	6%	6,392	5,964	7%
Corporate Eliminations	(45)	(47)		(45)	(47)
Total Revenue	$17,182	$15,698	9%	$17,172	$15,613	10%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Nine Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Marsh:
EMEA (a)	$2,482	$2,264	10%	$2,508	$2,280	10%
Asia Pacific (a)	980	927	6%	1,011	927	9%
Latin America	386	340	13%	387	340	14%
Total International	3,848	3,531	9%	3,906	3,547	10%
U.S./Canada	4,634	4,263	9%	4,579	4,262	7%
Total Marsh	$8,482	$7,794	9%	$8,485	$7,809	9%
Mercer:
Wealth	$1,853	$1,775	4%	$1,896	$1,820	4%
Health	1,559	1,562	—	1,568	1,425	10%
Career	731	679	8%	734	679	8%
Total Mercer	$4,143	$4,016	3%	$4,198	$3,924	7%
(a) In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.
* Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three and nine months ended September 30, 2023 and 2022:

	2023				2022
Three Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh	$2,700	$(15)	$(31)	$2,654	$2,470	$(2)	$2,468
Guy Carpenter	359	(3)	(3)	353	328	—	328
Subtotal	3,059	(18)	(34)	3,007	2,798	(2)	2,796
Fiduciary interest income	131	—	—	131	40	—	40
Total Risk and Insurance Services	3,190	(18)	(34)	3,138	2,838	(2)	2,836
Consulting
Mercer (a)	1,425	(17)	(4)	1,404	1,284	21	1,305
Oliver Wyman Group	781	(15)	(21)	745	667	—	667
Total Consulting	2,206	(32)	(25)	2,149	1,951	21	1,972
Corporate Eliminations	(14)	—	—	(14)	(19)	—	(19)
Total Revenue	$5,382	$(50)	$(59)	$5,273	$4,770	$19	$4,789
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2023				2022
Three Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA (b)	$692	$(23)	$(2)	$667	$615	$(1)	$614
Asia Pacific (b)	311	6	(1)	316	286	—	286
Latin America	134	(1)	1	134	118	—	118
Total International	1,137	(18)	(2)	1,117	1,019	(1)	1,018
U.S./Canada	1,563	3	(29)	1,537	1,451	(1)	1,450
Total Marsh	$2,700	$(15)	$(31)	$2,654	$2,470	$(2)	$2,468
Mercer:
Wealth (a)	$635	$(11)	$(1)	$623	$561	$21	$582
Health	496	(6)	—	490	451	—	451
Career	294	—	(3)	291	272	—	272
Total Mercer	$1,425	$(17)	$(4)	$1,404	$1,284	$21	$1,305
(a)Acquisitions, dispositions, and other in 2022 includes revenue from the Westpac Transaction in Wealth.
(b)In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.

	2023				2022
Nine Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$8,482	$82	$(79)	$8,485	$7,794	$15	$7,809
Guy Carpenter	2,006	20	(18)	2,008	1,849	(19)	1,830
Subtotal	10,488	102	(97)	10,493	9,643	(4)	9,639
Fiduciary interest income	330	2	—	332	57	—	57
Total Risk and Insurance Services	10,818	104	(97)	10,825	9,700	(4)	9,696
Consulting
Mercer (b)	4,143	44	11	4,198	4,016	(92)	3,924
Oliver Wyman Group (a)	2,266	(1)	(71)	2,194	2,029	11	2,040
Total Consulting	6,409	43	(60)	6,392	6,045	(81)	5,964
Corporate Eliminations	(45)	—	—	(45)	(47)	—	(47)
Total Revenue	$17,182	$147	$(157)	$17,172	$15,698	$(85)	$15,613
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2023				2022
Nine Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA (a) (c)	$2,482	$32	$(6)	$2,508	$2,264	$16	$2,280
Asia Pacific (c)	980	35	(4)	1,011	927	—	927
Latin America	386	—	1	387	340	—	340
Total International	3,848	67	(9)	3,906	3,531	16	3,547
U.S./Canada	4,634	15	(70)	4,579	4,263	(1)	4,262
Total Marsh	$8,482	$82	$(79)	$8,485	$7,794	$15	$7,809
Mercer:
Wealth (b)	$1,853	$24	$19	$1,896	$1,775	$45	$1,820
Health (b)	1,559	10	(1)	1,568	1,562	(137)	1,425
Career	731	10	(7)	734	679	—	679
Total Mercer	$4,143	$44	$11	$4,198	$4,016	$(92)	$3,924
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

Consolidated Revenue
Consolidated revenue increased $612 million, or 13% to $5.4 billion for the three months ended September 30, 2023, compared to $4.8 billion for the three months ended September 30, 2022. Consolidated revenue increased 10% on an underlying basis, 2% from acquisitions and 1% from the impact of foreign currency translation. On an underlying basis, revenue increased 11% and 9% for the three months ended September 30, 2023 in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $1.5 billion, or 9% to $17.2 billion for the nine months ended September 30, 2023, compared to $15.7 billion for the nine months ended September 30, 2022. Consolidated revenue increased 10% on an underlying basis, partially offset by a decrease of 1% from the impact of foreign currency translation. On an underlying basis, revenue increased 12% and 7% for the nine months ended September 30, 2023 in the Risk and Insurance Services and Consulting segments, respectively.
Underlying revenue growth in the Risk and Insurance Services and Consulting segments for the three and nine months ended September 30, 2023 was driven by the continued demand for our advice and services, as well as growth in renewal and new business. In Risk and Insurance Services, renewal growth was driven by client retention, exposure growth and higher insurance and reinsurance rates. Revenue growth also benefited from investments in talent and increased fiduciary income due to higher interest rates. In Consulting, revenue growth reflected continued demand for our product solutions and consulting services.
Consolidated Operating Expenses
Consolidated operating expenses increased $407 million, or 10% to $4.4 billion for the three months ended September 30, 2023, compared to $4.0 billion for the three months ended September 30, 2022. Expenses reflect increases of 2% from both acquisitions and the impact of foreign currency translation. Expenses, excluding the impact from acquisitions and foreign currency translation, increased 7% for the three months ended September 30, 2023, with increases of 8% and 6% in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated operating expenses increased $905 million, or 7% to $13.0 billion for the nine months ended September 30, 2023, compared to $12.1 billion for the nine months ended September 30, 2022. Expenses reflect a 2% increase from acquisitions and a decrease of 1% from the impact of foreign currency translation. Expenses, excluding the impact from acquisitions and foreign currency translation, increased 7% for the nine months ended September 30, 2023, with increases of 8% and 6% in the Risk and Insurance Services and Consulting segments, respectively.
The increase in expenses for the three and nine months ended September 30, 2023 is primarily due to compensation and benefits driven by increased headcount and higher incentive compensation. Expenses for the nine months ended September 30, 2023 also reflect higher travel and entertainment, technology and outside services costs, compared to the corresponding period in the prior year.
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The Company anticipates total charges related to these activities to be between $425 million and $475 million. The Company has incurred approximately $325 million of restructuring costs through September 30, 2023, primarily severance and lease exit charges, of which $37 million and $109 million were incurred for the three and nine months ended September 30, 2023, respectively. The majority of the remaining costs are expected to be incurred by the end of 2023. Related estimated savings are expected to be approximately $400 million, with $225 million to be realized in 2023. The majority of the remaining savings are expected to be realized in 2024. The Company continues to refine its detailed plans for each business and location, which may change the expected timing, estimates of expected costs and related savings.

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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2023	2022	2023	2022
Revenue	$3,190	$2,838	$10,818	$9,700
Compensation and benefits	1,900	1,688	5,703	5,239
Other operating expenses	650	621	1,923	1,844
Operating expenses	2,550	2,309	7,626	7,083
Operating income	$640	$529	$3,192	$2,617
Operating income margin	20.0%	18.7%	29.5%	27.0%
Revenue
Revenue in the Risk and Insurance Services segment increased $352 million, or 12% to $3.2 billion for the three months ended September 30, 2023, compared to $2.8 billion for the three months ended September 30, 2022. Revenue increased 11% on an underlying basis and 1% each from acquisitions and the impact of foreign currency translation. Interest earned on fiduciary funds increased $91 million to $131 million for the three months ended September 30, 2023, compared to $40 million for the corresponding quarter in the prior year.
Revenue in the Risk and Insurance Services segment increased $1.1 billion, or 12% to $10.8 billion for the nine months ended September 30, 2023, compared to $9.7 billion for the nine months ended September 30, 2022. Revenue increased 12% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. Interest earned on fiduciary funds increased by $273 million to $330 million for the nine months ended September 30, 2023, compared to $57 million for the corresponding period in the prior year.
The increase in revenue on an underlying basis in the Risk and Insurance Services segment for the three and nine months ended September 30, 2023 was primarily due to strong growth in renewals and solid new business. Renewal growth was driven by solid client retention, as well as higher insurance and reinsurance rates. Results also benefited from increased fiduciary income, driven by higher interest rates compared to the corresponding periods in the prior year.
Marsh's revenue increased $230 million, or 9% to $2.7 billion for the three months ended September 30, 2023, compared to $2.5 billion for the three months ended September 30, 2022. This reflects increases of 8% on an underlying basis and 1% from both acquisitions and the impact of foreign currency translation. On an underlying basis, U.S./Canada rose 6%. International operations produced underlying revenue growth of 10%, reflecting growth of 14% in Latin America, 10% in Asia Pacific and 9% in EMEA.
Marsh's revenue increased $688 million, or 9% to $8.5 billion for the nine months ended September 30, 2023, compared to $7.8 billion for the nine months ended September 30, 2022. This reflects increases of 9% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. On an underlying basis, U.S./Canada rose 7%. Total International operations produced underlying revenue growth of 10%, reflecting growth of 14% in Latin America, 10% in EMEA, and 9% in Asia Pacific.
Results for the nine months ended September 30, 2022, also included a charge of approximately $27 million related to the loss on deconsolidation of the Company's Russian businesses.
Guy Carpenter's revenue increased $31 million, or 9% to $359 million for the three months ended September 30, 2023, compared to $328 million for the three months ended September 30, 2022. This reflects increases of 8% on an underlying basis and 1% each from acquisitions and the impact of foreign currency translation.

Guy Carpenter's revenue increased $157 million, or 8% to $2.0 billion for the nine months ended September 30, 2023, compared to $1.8 billion for the nine months ended September 30, 2022. This reflects an increase of 10% on an underlying basis, partially offset by a decrease of 1% from the impact of foreign currency translation.
The Risk and Insurance Services segment completed eight acquisitions during the nine months ended September 30, 2023. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $241 million, or 10% to $2.6 billion for the three months ended September 30, 2023, compared to $2.3 billion for the three months ended September 30, 2022. Expenses reflect a 1% increase from acquisitions and a 2% increase from the impact of foreign currency translation.
Expenses in the Risk and Insurance Services segment increased $543 million, or 8% to $7.6 billion for the nine months ended September 30, 2023, compared to $7.1 billion for the nine months ended September 30, 2022. Expenses reflect a 1% increase from acquisitions offset by a decrease of 1% from the impact of foreign currency translation.
The increase in expenses excluding the impact from acquisitions and foreign currency translation for the three and nine months ended September 30, 2023 is primarily due to compensation and benefits driven by increased headcount and higher incentive compensation. Expenses for the nine months ended September 30, 2023 also reflect higher travel and entertainment, technology and outside services costs compared to the corresponding period in the prior year.
For the three and nine months ended September 30, 2023, the Company incurred $26 million and $89 million of restructuring costs in the Risk and Insurance Services segment, respectively, of which $16 million and $49 million, respectively, were primarily for severance and lease exit charges related to the Company's activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate.
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
The results of operations for the Consulting segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2023	2022	2023	2022
Revenue	$2,206	$1,951	$6,409	$6,045
Compensation and benefits	1,251	1,107	3,690	3,416
Other operating expenses	531	494	1,496	1,412
Operating expenses	1,782	1,601	5,186	4,828
Operating income	$424	$350	$1,223	$1,217
Operating income margin	19.2%	17.9%	19.1%	20.1%
Revenue
Consulting revenue increased $255 million, or 13% to $2.2 billion for the three months ended September 30, 2023, compared to $2.0 billion for the three months ended September 30, 2022. This reflects increases of 9% on an underlying basis and 2% each from acquisitions and the impact of foreign currency translation.
Consulting revenue increased $364 million, or 6% to $6.4 billion for the nine months ended September 30, 2023, compared to $6.0 billion for the nine months ended September 30, 2022. This reflects an increase of 7% on an underlying basis, partially offset by a decrease of 1% from the impact of foreign currency translation.

Mercer's revenue increased $141 million, or 11% to $1.4 billion for the three months ended September 30, 2023, compared to $1.3 billion for the three months ended September 30, 2022. This reflects increases of 8% on an underlying basis, 2% from acquisitions and 1% from the impact of foreign currency translation. On an underlying basis, revenue increased 8% for Health and 7% each for Career and Wealth, compared to the corresponding quarter in the prior year.
Mercer's revenue increased $127 million, or 3% to $4.1 billion for the nine months ended September 30, 2023, compared to $4.0 billion for the nine months ended September 30, 2022. This reflects an increase of 7% on an underlying basis, offset by decreases of 3% primarily from the disposition of businesses and 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health, Career and Wealth increased 10%, 8%, and 4%, respectively, as compared to the corresponding period in the prior year.
The increase in revenue on an underlying basis at Mercer for the three and nine months ended September 30, 2023 was primarily due to the continued demand for our advice and services. Health continued to benefit from growth in new business, higher retention, enrolled lives, and medical inflation. The increase in Career products and services was due to continued demand in rewards and talent strategy. Revenue in Wealth on an underlying basis grew in defined benefit consulting and investment management fees due to a rebound in capital markets and positive net flows.
Results for the nine months ended September 30, 2023 included a loss of $17 million related to the sale of an individual financial advisory business in Canada. Results for the nine months ended September 30, 2022 also included a gain of $112 million from the sale of the Mercer U.S. affinity business.
Oliver Wyman Group's revenue increased $114 million, or 17% to $781 million for the three months ended September 30, 2023, compared to $667 million for the three months ended September 30, 2022. This reflects increases of 12% on an underlying basis, 3% from acquisitions and 2% from the impact of foreign currency translation.
Oliver Wyman Group's revenue increased $237 million, or 12% to $2.3 billion for the nine months ended September 30, 2023, compared to $2.0 billion for the nine months ended September 30, 2022. This reflects an increase of 8% on an underlying basis and 4% from acquisitions.
The increase in underlying revenue at Oliver Wyman Group for the three and nine months ended September 30, 2023 was driven by growth across all practice groups. Results for the nine months ended September 30, 2022, also included a charge of approximately $12 million related to the loss on the deconsolidation of the Company's Russian businesses.
The Consulting segment completed four acquisitions during the nine months ended September 30, 2023. Information regarding these acquisitions are included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $181 million, or 11% to $1.8 billion for the three months ended September 30, 2023, compared to $1.6 billion for the three months ended September 30, 2022. Expenses reflect increases of 3% from acquisitions and 2% from the impact of foreign currency translation.
Expenses in the Consulting segment increased $358 million, or 7% to $5.2 billion for the nine months ended September 30, 2023, compared to $4.8 billion for the nine months ended September 30, 2022. Expenses reflect an increase of 2% from acquisitions offset by a decrease of 1% from the impact of foreign currency translation.
The increase in expenses excluding the impact from acquisitions and foreign currency translation for the three and nine months ended September 30, 2023 is primarily due to compensation and benefits driven by increased headcount. The increase in expenses for the nine months ended September 30, 2023 is partially offset by $51 million of insurance recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
For the three and nine months ended September 30, 2023, the Company incurred $17 million and $33 million of restructuring costs in the Consulting segment, respectively, of which $16 million and $28 million, respectively, were primarily for severance and lease exit charges, related to the Company's activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The remaining restructuring costs relate primarily to adjustments to restructuring liabilities for future rent under non-cancellable leases.

Corporate and Other
Corporate expenses decreased $20 million, or 23% to $68 million for the three months ended September 30, 2023, compared to $88 million for the three months ended September 30, 2022.
Corporate expenses increased $2 million, or 1% to $236 million for the nine months ended September 30, 2023, compared to $234 million for the nine months ended September 30, 2022.
The decrease in expenses for the three months ended September 30, 2023 is driven primarily by lower compensation and benefits costs and outside services, as compared to the corresponding period in the prior year.
Interest
Interest expense was $145 million for the three months ended September 30, 2023, compared to $118 million for the three months ended September 30, 2022. Interest expense was $427 million for the nine months ended September 30, 2023, compared to $342 million for the nine months ended September 30, 2022.
Interest expense for the three and nine months ended September 30, 2023, increased $27 million and $85 million, respectively, due to an increase in long term debt and higher interest rates. Interest expense for the nine months ended September 30, 2023 also reflects higher interest rates on the Company's short term borrowings in 2023, compared to the corresponding period in the prior year.
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
The Company recorded net investment income of $1 million and $6 million for the three and nine months ended September 30, 2023, respectively, compared to net investment loss of $1 million and net investment income of $27 million, respectively, for the corresponding periods in the prior year. The decrease in the nine months ended results in 2023 is primarily driven by lower mark-to-market gains from the Company's private equity investments compared to the corresponding period in the prior year.
Income and Other Taxes
The Company's effective tax rate for the three months ended September 30, 2023 was 20.6%, compared with 24.6% for the corresponding quarter of 2022. The effective tax rate for the nine months ended September 30, 2023 and 2022 were 23.7% and 24.6%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments and non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The rate for the three and nine months ended September 30, 2023 reflects the previously enacted change in the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The blended U.K. statutory tax rate for 2023 is 23.5%.
During the third quarter of 2023, the Company released a valuation allowance related to the realizability of deferred tax assets for its non-U.S. operations of $48 million as a discrete tax benefit, primarily due to the sustained profitability of its operations. This was the most significant discrete item for the quarter, reducing the effective tax rate by 4.8%. For the three months ended September 30, 2023, the effective tax rate was also reduced by 1.0% from the impact of the excess tax benefit related to share-based payments. For the nine months ended September 30, 2023, the valuation allowance release and the excess tax benefit related to share-based payments were the most significant discrete items, reducing the effective tax rate by 1.1% and 1.2%, respectively.
The excess tax benefit related to share-based payments was the most significant discrete item for the three and nine months ended September 30, 2022, reducing the effective tax rate by 0.9% and 1.2%, respectively.
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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $79 million within the next twelve months due to settlement of audits and expiration of statutes of limitations.
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
In addition to U.S. tax law changes, the Company's global operations make the tax rate sensitive to significant foreign tax law changes. A number of countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar 2 minimum tax regime with effect from January 1, 2024.
In July 2023, the U.K. enacted legislation to implement Pillar 2 of the OECD framework, effective from January 1, 2024. The implementation of the OECD framework in the U.K. will impose additional reporting and compliance obligations. This minimum tax will be treated as a period cost in future years and will not impact operating results for 2023. The Company is continuing to monitor legislative developments, especially in the European Union (E.U.) countries, and is in the process of evaluating the potential impact of the U.K. and other legislation on its results of future operations.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company evaluated the provisions of the new legislation, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The IRA was effective as of January 1, 2023, and does not have a significant impact on the Company's financial results of operations.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At September 30, 2023, the Company had approximately $1.6 billion of cash and cash equivalents in its foreign operations, which includes $425 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the nine months ended September 30, 2023, the Company recorded foreign currency translation adjustments which decreased net equity by $151 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $2.5 billion of cash from operations for the nine months ended September 30, 2023, compared to $2.0 billion provided by operations in the first nine months of 2022. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $215 million and $124 million related to its restructuring activities for the nine months ended September 30, 2023 and 2022, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. For the three and nine months ended September 30, 2023, the Company contributed $8 million and $23 million, respectively, to its U.S. defined benefit pension plans and $18 million and $50 million to its non-U.S. defined benefit pension plans, respectively. For the three and nine months ended September 30, 2022, the Company contributed $8 million and $23 million to its U.S. defined benefit pension plans, respectively, $20 million and $118 million to its non-U.S. defined benefit pension plans, respectively.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. During the three and nine months ended September 30, 2023, the Company made $8 million and $23 million, respectively, of contributions to its non-qualified plans and expects to fund approximately an additional $8 million over the remainder of 2023. The Company is not required to make any contributions to its U.S. qualified plans in 2023.
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
In 2021, the JLT Pension Scheme was merged into the MMC UK Pension Fund with a new segregated JLT section created. During the first nine months of 2023, the Company made deficit contributions of $31 million to its U.K. plans, all in respect of the JLT section, and is expected to make $10 million of contributions in the remainder of 2023.
For the MMC UK Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022 based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required until 2026 at the earliest. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. As part of a long term strategy which depends on having greater influence over asset allocation and overall investment decisions, in December 2022, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million (or $546 million) over a seven-year period.
The Company expects to fund an additional $27 million to its non-U.S. defined benefit plans over the remainder of 2023, comprising approximately $10 million to the U.K. plans and $17 million to plans outside of the U.K.
Financing Cash Flows
Net cash provided by financing activities was $1.2 billion for the nine months ended September 30, 2023, compared with $28 million provided by financing activities for the corresponding period in 2022.
Credit Facilities
In October 2023, the Company increased its multi-currency unsecured $2.8 billion five-year revolving credit facility capacity to $3.5 billion and extended the expiration to October 2028 (the "Credit Facility"). The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating. In the second quarter of 2023, the Credit Facility was amended that borrowings under the Credit Facility bear interest at a rate per annum equal, at the borrower's option, either at (a) SOFR benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are tested quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year $200 million uncommitted revolving credit facility ("Uncommitted Credit Facility"). In the third quarter of 2023, the Company repaid $200 million borrowings outstanding under the Uncommitted Credit Facility with a weighted average interest rate of 5.50%. There were no borrowings outstanding under the Uncommitted Credit Facility at September 30, 2023 and December 31, 2022.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $112 million at September 30, 2023. There were no outstanding borrowings under these facilities at September 30, 2023 and December 31, 2022. The Company also has outstanding guarantees and letters of credit with various banks aggregating $131 million at September 30, 2023.
Debt
The Company has a short-term commercial paper financing program of $2.8 billion. The program was increased from $2.0 billion in October 2022. The Company had no commercial paper outstanding at September 30, 2023.
In October 2023, the Company repaid $250 million of 4.05% senior notes that matured.
In September 2023, the Company issued $600 million of 5.400% senior notes due 2033 and $1 billion of 5.700% senior notes due 2053. The Company intends to use the net proceeds from these issuances for general corporate purposes.
In March 2023, the Company issued $600 million of 5.450% senior notes due 2053. The Company used the net proceeds from this issuance for general corporate purposes.

In October 2022, the Company issued $500 million of 5.75% senior notes due 2032 and $500 million of 6.25% senior notes due 2052. The Company used the net proceeds from these issuances for general corporate purposes, and repaid $350 million of 3.30% senior notes in November 2022, with an original maturity date of March 2023.
The Company's senior debt is currently rated A- by Standard & Poor's ("S&P"), A3 by Moody's and A- by Fitch. The Company's short-term debt is currently rated A-2 by S&P, P-2 by Moody's and F-2 by Fitch. The Company carries a Stable outlook with S&P, Moody's and Fitch.
Share Repurchases
During the first nine months of 2023, the Company repurchased 5.1 million shares of its common stock for $900 million. As of September 30, 2023, the Company remained authorized to repurchase up to approximately $3.4 billion in shares of its common stock. There is no time limit on the authorization.
During the first nine months of 2022, the Company repurchased 10.1 million shares of its common stock for $1.6 billion.
Dividends
The Company paid dividends on its common stock shares of $944 million ($1.89 per share) during the first nine months of 2023, as compared with $840 million ($1.66 per share) during the first nine months of 2022. In September 2023, the Board of Directors of the Company declared a quarterly dividend of $0.71 per share on outstanding common stock, payable in November of 2023.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30
(In millions)	2023	2022
Operating:
Contingent consideration payments for prior year acquisitions	$(41)	$(38)
Receipt of contingent consideration for dispositions	1	—
Acquisition/disposition related net charges for adjustments	21	38
Adjustments and payments related to contingent consideration	$(19)	$—
Financing:
Contingent consideration for prior year acquisitions	$(135)	$(28)
Deferred consideration related to prior year acquisitions	(52)	(116)
Payments of deferred and contingent consideration for acquisitions	$(187)	$(144)

Receipt of contingent consideration for dispositions	$2	$3
For acquisitions completed during the first nine months of 2023 and in prior years, remaining estimated future contingent payments of $231 million and deferred consideration payments of $107 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2023.

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
The U.S. dollar value of the Euro notes decreased by $12 million through September 30, 2023, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the nine months ended September 30, 2023.
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $1.2 billion and $2.1 billion for the nine months ended September 30, 2023 and 2022, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $943 million for the first nine months of 2023, compared with $363 million used for investing activities for the corresponding period in 2022.
The Company paid $619 million and $213 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during the first nine months of 2023 and 2022, respectively. The outflow of funds in 2023 primarily relates to the completion of the Westpac Transaction for $233 million and the Graham Company acquisition for $307 million.
In connection with the disposition of Mercer's U.S. affinity business in 2022, the Company transferred to the buyer an additional $20 million of cash and cash equivalents held in a fiduciary capacity during the first quarter of 2023.
During the first nine months of 2022, the Company sold certain businesses, primarily Mercer's U.S. affinity business, for cash proceeds of approximately $147 million.
In the third quarter of 2022, the Company sold certain investments, primarily the investment in the common stock of Alexander Forbes, for cash proceeds of approximately $62 million.
The Company's additions to fixed assets and capitalized software, which amounted to $296 million during the first nine months of 2023, and $367 million during the first nine months of 2022, related primarily to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Cash used for long term investments in the first nine months of 2023 is due to investments in private equity funds. As of September 30, 2023, the Company has commitments for potential future investments of approximately $131 million in private equity funds that invest primarily in financial services companies, including a $80 million commitment to invest in a private equity fund entered into on April 1, 2022.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type as of September 30, 2023:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$1,869	$1,869	$—	$—	$—
Long-term debt	11,879	—	1,717	42	10,120
Interest on long-term debt	8,630	555	978	915	6,182
Net operating leases	2,206	360	639	485	722
Service agreements	317	148	153	16	—
Other long-term obligations (a)	369	195	152	22	—
Total	$25,270	$3,127	$3,639	$1,480	$17,024
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $134 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $71 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act ("the TCJA") of $58 million, which will be paid in installments from 2024 through 2026.
Management’s Discussion of Critical Accounting Policies and Estimates
The Company’s discussion of critical accounting policies and estimates that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2022 Form 10-K.
New Accounting Guidance
Note 20, New Accounting Guidance, in the notes to the consolidated financial statements in this report, contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

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
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$2,901	$1,442
Cash and cash equivalents held in a fiduciary capacity	$11,828	$10,660
Based on the above balances at September 30, 2023, if short-term interest rates increased or decreased by 10%, or 41 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $15 million. At December 31, 2022, a change in short-term interest rates of 10% or 25 basis points would have increased or decreased interest income by approximately $30 million. The change in interest rate risk at September 30, 2023 is due to higher short-term interest rates compared to the prior year.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $80 million. The Company has exposure to over 80 foreign currencies. If exchange rates at September 30, 2023, hold constant for the rest of 2023, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will decrease full year net operating income by approximately $40 million.
In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments at September 30, 2023 in both public and private companies as well as private equity funds, including investments of approximately $16 million that are valued using readily determinable fair values and approximately $36 million of investments without readily determinable fair values. The Company also has investments of approximately $260 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
During the nine months ended September 30, 2023, the Company repurchased 5.1 million shares of its common stock for $900 million. As of September 30, 2023, the Company remained authorized to repurchase up to approximately $3.4 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	666,300	$188.0695	666,300	$3,588,739,767
August 1-31, 2023	485,026	$191.3326	485,026	$3,495,938,466
September 1-30, 2023	417,968	$195.8852	417,968	$3,414,064,701
Total	1,569,294	$191.1597	1,569,294	$3,414,064,701
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

Date:	October 19, 2023	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 19, 2023	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

4.1
Seventeenth Supplemental Indenture, dated September 11, 2023, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Company’s Current Report on Form 8-K dated September 6, 2023)

10.1
Amended and Restated 5 Year Credit Agreement dated as of October 11, 2023 among Marsh & McLennan Companies, Inc., the designated subsidiaries party thereto as borrowers, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto

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