Form 10-K
period 2023-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2024-02-12
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $92,849,878,606 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2023.
As of February 8, 2024, there were outstanding 491,656,196 shares of common stock, par value $1.00 per share, of the registrant.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York	Auditor Firm ID:	34
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from multiple major wars, escalating conflict throughout the Middle East and rising tension in the South China Sea, slower GDP growth or recession, lower interest rates, capital markets volatility and inflation;
•the impact from lawsuits or investigations arising from errors and omissions, breaches of fiduciary duty or other claims against us in our capacity as a broker or investment advisor, including claims related to our investment business’ ability to execute timely trades;
•the increasing prevalence of ransomware, supply chain and other forms of cyberattacks, and their potential to disrupt our operations or the operations of our third party vendors, and result in the disclosure of confidential client or company information;
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
GENERAL
Marsh McLennan is the world's leading professional services firm in the areas of risk, strategy and people. We help clients build the confidence to thrive through the power of perspective of our four market-leading businesses. With annual revenue of $23 billion, we have more than 85,000 colleagues advising clients in over 130 countries.
Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and well-being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients. Our four businesses also collaborate together to deliver new solutions to help clients manage complex and interconnected risks.
The Company conducts business through two segments:
•Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.
•Consulting includes health, wealth and career advice, solutions and products, and specialized management, strategic, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
We describe our current segments in further detail below. We provide financial information about our segments in our consolidated financial statements included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 62% of the Company's total revenue in 2023 and employs approximately 49,300 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Currently, approximately 45,800 Marsh colleagues provide risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in over 130 countries. Marsh generated approximately 51% of the Company's total revenue in 2023.
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
Corporate. Middle market clients are served by Marsh’s brokerage operations globally; this segment is also serviced by Marsh & McLennan Agency (MMA) in the United States (U.S.).
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
•Victor Insurance Managers (Victor) is one of the largest underwriting managers of professional liability, catastrophe, and other specialty insurance programs worldwide. In the U.S., Victor Insurance Managers (US) and ICAT Managers underwrites, solicits, sells and services coverages through a national third-party distribution network of licensed brokers and agents. Through its Victor Small Business platform, Victor deploys cloud-based technology to enable independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind property and casualty and workers compensation insurance policies in real time. Victor also manages Torrent Technologies, the nation’s largest service provider to the National Flood Insurance Program (NFIP), serving the NFIP both directly and through the NFIP’s Write Your Own (WYO) program. Victor Insurance Managers (Canada), a leading managing general agent in Canada, delivers professional liability and construction insurance and other P&C programs and administers group and retiree benefits programs and claims handling operations for individuals, organizations and businesses. Victor also has a business in the UK, the Netherlands, Italy, Germany and Australia.
•Marsh Affinity focuses on insurance programs sold to insureds or vendors through a corporate sponsor using an affinity distribution model.
•High Net Worth (HNW). Individual high net worth clients and family offices are serviced by MMA in the U.S. and other Marsh personal lines businesses globally. These businesses provide a single-source solution for high net worth clients and are dedicated to sourcing protections across a broad spectrum of risk. Using a consultative approach, Marsh's HNW practices analyze exposures and customize programs to cover individual clients with complex asset portfolios.

Additional Services and Adjacent Businesses
In addition to insurance broking, Marsh provides certain other specialist advisory or placement services:
Marsh Advisory is a global practice comprising specialists who use data and analytics, including through Marsh’s Blue[i] digital analytics platform. Marsh Advisory’s three main service areas (Consulting, Claims, and Analytics) advise clients on existing and emerging risk exposures, protecting critical business activities and developing strategies to optimize total cost of risk.
Marsh Captive Solutions, a prominent part of the Marsh Specialty and Global Placement practice, helps organizations of all sizes retain risks through comprehensive and innovative captive solutions. This team is comprised of captive consultants, actuaries and captive management professionals which offer complete, end-to-end captive management services.
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
Mercer Marsh Benefits provides health benefits brokerage and consulting services to clients of all sizes in numerous countries across the globe, outside of the U.S. As described below, Mercer and Marsh go to market together to provide strategic advice and services to help clients minimize risk, optimize benefits structure, drive efficiencies and maximize employee engagement.
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
GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, generated approximately 11% of the Company's total revenue in 2023. Currently, approximately 3,500 Guy Carpenter colleagues provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management, reinsurance accounting and fiduciary services.
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
CONSULTING
The Company's Consulting segment generated approximately 38% of the Company's total revenue in 2023 and employs approximately 31,300 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer is a leading provider in delivering advice, solutions and products that help organizations meet the health, wealth and career needs of a changing workforce. Mercer has approximately 24,500 colleagues based in 48 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations, public sector entities and individual customers. Mercer generated approximately 24% of the Company's total revenue in 2023.
Mercer operates in the following areas:
Health. Mercer helps public and private sector employers design and manage employee health and welfare programs; administer health benefits and flexible benefits programs, including benefits outsourcing; engage employees with their health benefits through a digital experience; and comply with local benefits-related regulations. Mercer provides a range of advice and solutions to clients, which, depending on the engagement, may include: total health and wellness management strategies; global health brokerage solutions; vendor performance and audit; life and disability management; and measurement of healthcare provider performance. These services are provided through fee-based consulting as well as commission-based brokerage services in connection with the selection of insurance companies and healthcare providers.
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
Mercer's investment consulting and investment management services (investment management services may also be referred to as "investment solutions," "delegated solutions," "fiduciary management" or "outsourced Chief Investment Officer (OCIO) services") cover a range of stages of the investment process, from investment research (through its Mercer-Insight service), asset allocation and implementation of investment strategies to ongoing portfolio management services. Mercer provides these services primarily to institutional and other sophisticated investors including retirement plans (e.g., defined benefit and defined contribution), master trusts, endowments and foundations, sovereign wealth funds, U.S. public sector clients, insurance companies and family offices, as well as wealth managers and other financial intermediaries, primarily through manager of manager strategies and funds sponsored and managed by Mercer. Mercer’s clients invest in both traditional asset classes (e.g., equities, fixed income and cash equivalents) and alternative or private market strategies (e.g., private equity, private debt, real estate, other real assets and hedge funds). As of December 31, 2023, Mercer and its global affiliates had assets under management of approximately $420 billion worldwide.
Mercer also provides services to individual retail clients, including financial planning, high net worth risk solutions and other discretionary investment services.
Career. Mercer advises organizations on the engagement, skill assessment, management and reward of employees; the design of executive remuneration programs; people and workforce strategies during business transformation; improvement of human resource (HR) effectiveness; and the implementation of digital and cloud-based Human Resource Information Systems. In addition, through proprietary survey data and decision support tools, Mercer provides clients with human capital information and analytical capabilities to improve strategic human capital decision making. Mercer’s Career products include solutions relating to rewards, mobility, engagement, workforce analytics and assessments. Mercer helps clients plan and implement HR programs and other organizational changes designed to maximize employee engagement.
Mercer also provides advice relating to people and benefits-related issues to buyers and sellers in a variety of types of M&A transactions.
OLIVER WYMAN GROUP
With more than 6,800 professionals and offices in over 30 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 14% of the Company's total revenue in 2023.
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
REGULATION
The Company's activities are subject to licensing requirements and extensive regulation under U.S. federal and state laws, as well as laws of other countries in which the Company operates. Across most jurisdictions, we are also subject to various data privacy and data protection laws and regulations that apply to personal information, as well as, in certain jurisdictions, cybersecurity laws and regulations and emerging laws and regulations related to artificial intelligence ("AI"). In addition, we are subject to various financial crime laws and regulations through our activities, activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, anti-money-laundering and counter-terrorist financing. In certain circumstances, we are also required to maintain operating funds primarily related to regulatory requirements outside the U.S. See Part I, Item 1A ("Risk Factors") below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses and for more information about the laws and regulations related to data privacy, data protection and cybersecurity and the associated risks to our businesses.
Risk and Insurance Services. While laws and regulations vary from location to location, every state of the U.S. and most foreign jurisdictions require insurance market intermediaries and related service providers (such as insurance brokers, agents and consultants, reinsurance brokers and managing general agents) to hold an individual or company license from a government agency or self-regulatory organization. Some jurisdictions issue licenses only to individual residents or locally-owned business entities; in those instances, if the Company has no licensed subsidiary, it may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Such arrangements are subject to an internal review and approval process. Licensing of reinsurance intermediaries is generally less rigorous compared to that of insurance brokers, and most jurisdictions require only corporate reinsurance intermediary licenses.
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
Insurance authorities in the U.S. and certain other jurisdictions in which the Company's subsidiaries do business, including the FCA in the United Kingdom, also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations typically provide for segregation of these fiduciary funds and limit the types of investments that may be made with them, and generally apply to both the insurance and reinsurance business.
Certain of the Company's Risk and Insurance Services activities are governed by other regulatory bodies, such as investment, securities and futures licensing authorities. In the U.S., Marsh and Guy Carpenter use the services of MMC Securities LLC, a SEC registered broker-dealer and introducing broker in the U.S. MMC Securities LLC is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC"), primarily in connection with capital markets and other investment banking-related services relating to insurance-linked and alternative risk financing transactions. Also in the U.S., Marsh uses the services of MMA Securities LLC, a SEC registered broker-dealer, investment adviser and member of FINRA, SIPC and the Municipal Securities Rulemaking Board ("MSRB"), and MMA Asset Management LLC, a SEC registered investment adviser, primarily in connection with retirement, executive compensation and benefits consulting and advisory services to qualified and non-qualified benefits plans, companies and executives and personal wealth management. In the United Kingdom, Marsh and Guy Carpenter use the expertise of MMC Securities Limited, which is authorized and regulated by the FCA to provide advice on securities and investments, including mergers & acquisitions in the United Kingdom. In the European Union, Guy Carpenter uses MMC Securities (Ireland) Limited, which is authorized and regulated by the Central Bank of Ireland to place certain securities and investments in the European Union. MMC Securities LLC, MMC Securities Limited, MMC Securities (Ireland) Limited, MMA Securities LLC, and MMA Asset Management LLC are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
Consulting. Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Depending on the country, Mercer may rely on licensed colleagues or registered legal entities to engage in these services, or may utilize other Marsh McLennan entities or third parties. In addition, trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates may also be subject to investment and securities regulations in various jurisdictions, including (but not limited to) regulations imposed or enforced by the Securities and Exchange Commission (SEC) and the Department of Labor in the U.S., the FCA in the United Kingdom, the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the U.S., Mercer provides investment services through Mercer Investments LLC, (formerly Mercer Investment Management, Inc.), an SEC-registered investment adviser, which consolidated the activities of each of Mercer’s affiliated investment adviser entities in the U.S. (including Mercer Investment Consulting LLC and Pavilion Advisory Group) in 2019. Mercer Trust Company, a limited purpose New Hampshire chartered trust bank, may also provide services for certain clients of Mercer’s investment management business in the U.S. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Depending on the nature of the client and services performed, Mercer may also be subject to direct oversight by the Departments of Health and Human Services and other federal agencies in the U.S. Mercer provides annuity buy-out advice that is subject to regulations (for example, in the U.S., state insurance licensing regulations and ERISA). Mercer uses the services of MMC Securities LLC to provide certain services, including executive benefit and compensation services and securities dealing services.
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
Certain insureds and groups of insureds have established programs of self-insurance as a supplement or alternative to purchasing traditional third-party insurance, thereby reducing in some cases their need for third-party insurance placements. Certain insureds also obtain coverage directly from insurance providers. There are also many other providers of managing general agents, affinity programs and private client services that compete with the Company's offerings.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG))
Since 2008, Marsh McLennan has had a framework for overseeing and managing the company’s approach to environmental sustainability, human capital management and corporate governance. Our ESG Report provides more information about our ESG governance, goals and achievements. It also discloses against aspects of the Task Force on Climate-related Financial Disclosures, Sustainability Accounting Standards Board and Global Reporting Initiative standards and describes the six UN Sustainable Development Goals we have prioritized that most relate to our business. Our ESG Report, Pay Equity Statement, statement on Human Rights and related information is available on our website at marshmclennan.com/about/esg.html. These reports and our website are not deemed part of this report and are not incorporated by reference.
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
Our People. As of December 31, 2023, the Company and its consolidated subsidiaries employed more than 85,000 colleagues worldwide, including approximately 49,300 in Risk and Insurance Services and 31,300 in Consulting. One-third of our global workforce is located in the U.S. & Canada, with approximately 15% in each of the United Kingdom, Europe and IMEA (India, Middle East, & Africa), with the remainder in Latin America & Caribbean, Asia, and Pacific. Women comprise more than half of our global enterprise workforce, and approximately 33% of our senior leaders are women. In the U.S., where we have the most complete data through workforce self-identification of race and ethnicity, approximately 1 in 4 U.S. colleagues and 18% of U.S. senior leaders identify as non-White.
Our Governance. The Chief People Officer is responsible for developing and executing our enterprise people strategy. This includes the attraction, recruitment, hiring, development and engagement of talent to deliver on our strategy and the design of colleague total rewards programs. The Chief People Officer is also responsible for developing and integrating our inclusion and diversity approach into our strategy, supported by the Chief Diversity & Social Impact Officer.

Talent & Inclusion. Our Company’s greatest strength is the collective talent of our people. We offer programs globally, regionally and business-specific that are aimed at helping us attract, develop and retain a diverse workforce. We provide resources to support colleagues in learning about diverse experiences, connecting with each other and positively impacting communities. We are committed to helping colleagues perform at their best by encouraging regular discussions about their goals, performance, career aspirations and development opportunities. We offer programming to support their growth and activate a leadership mindset for all colleagues.
We also aim to build a learning culture and deliver a digital-first learning strategy, supplemented by formal programs for key groups. For example, our 2023 Learning Festival offered 31 live sessions in 8 languages with over 18,000 attendees. Top sessions included business briefings with our CEOs, the future of insurance, cyber resilience and AI.
We also recognize the importance of our nearly 18,000 people managers to our talent pipeline and have given them increased support and opportunities for promoting the growth of their teams. In 2023 we offered 450 development workshops with courses covering professional skills, people management and leadership development. Our People Manager Hub is a one-stop digital source for people managers globally. Through the Hub, people managers have access to suggested learning, webinars and resources to support development and provide guidance.
Colleague Engagement. Each year we ask our colleagues to share their views on working at Marsh McLennan through a company-wide engagement survey. Developed internally by our Global Talent Development team, the survey methodology has been consistent since 2011, with updates to specific questions as necessary. In 2023, we expanded the survey with questions on technology and the company's strategy. A third-party administers our survey in order to maintain confidentiality of responses. Collective survey outcomes allow us to monitor the evolution of our culture over time and identify opportunities to build on strengths and address challenges, all with the intention of furthering our productivity through an engaged workforce.
Health and Well-being. As a company, our success depends on the health and well-being of our colleagues. We offer comprehensive health insurance, including medical coverage and other core health benefits based on the market. We also prioritize our colleagues’ mental wellness, including 24/7 access to an Employee Assistance Program for confidential counselling on personal issues for 99% of our colleagues and their eligible family members, and critical incident support in countries where a disaster has occurred. In addition, we offer competitive time-off benefits, including a paid day off each year to volunteer. We support our colleagues as they navigate changing circumstances—milestone life events, health and economic challenges, and new technologies.
Total Rewards. We offer competitive rewards to help build colleagues’ personal wealth and improve their financial well-being. Base pay is one component. Through our annual bonus program, we encourage performance that aligns with the Company’s interests by providing eligible colleagues with discretionary awards. We also offer various incentives in certain circumstances, such as sales incentives and long-term incentives to people in roles that have a significant impact on our long-term performance and success. Our offerings also include retirement benefits, savings and stock investment plans in certain jurisdictions.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers and executive officer appointees of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company as of February 12, 2024:
Paul Beswick, age 49, is Senior Vice President and Global Chief Information Officer (CIO) of Marsh McLennan. In this role, he manages over 5,000 technologists supporting Marsh McLennan’s global businesses. Prior to his appointment as Marsh McLennan CIO in January 2021, Mr. Beswick was a Partner and Global Head of Oliver Wyman Labs and the Digital Practice at Oliver Wyman. During more than two decades with Oliver Wyman, he worked in various sectors, including retail, transportation, telecom, and consumer goods. Before this, Mr. Beswick headed Oliver Wyman's North American Retail Practice. Mr. Beswick holds an MA (first class) in chemical engineering from Cambridge University.
Katherine J. Brennan, age 45, is Senior Vice President and General Counsel of Marsh McLennan. In this role, she leads Marsh McLennan’s global legal, compliance and public affairs function, which supports the Company’s four businesses, Marsh, Guy Carpenter, Mercer and Oliver Wyman. She also leads the Company’s ESG efforts. Ms. Brennan has held several legal and compliance leadership roles at Marsh McLennan, serving most recently as General Counsel, Marsh LLC. She also served as Deputy General Counsel, Corporate Secretary and Chief Compliance Officer for Marsh McLennan from 2017 to 2021, and prior to that, as General Counsel of Guy Carpenter. Ms. Brennan currently serves on the Board of the Red Cross of Greater New York.
John Q. Doyle, age 60, is President and Chief Executive Officer of Marsh McLennan. Previously, from 2021 to 2022 he served as Group President and Chief Operating Officer, responsible for the strategy and operational objectives of Marsh McLennan’s four global businesses. He joined the firm in 2016 as President of Marsh, then led Marsh as President and CEO from 2017 to 2021. An industry veteran with more than 35 years of management experience, Mr. Doyle began his career at AIG, where he held several executive positions. He is a member of the Board of the New York Police and Fire Widows’ and Children’s Benefit Fund, a Trustee of the Inner-City Scholarship Fund, a member of the Board of Overseers of the Maurice R. Greenberg School of Risk Management, Insurance and Actuarial Science at St. John’s University and a former Director of the American Insurance Association. Mr. Doyle serves as the Chairman of the U.S. Federal Advisory Committee on Insurance.
Martine Ferland, age 62, is Chief Executive Officer of Mercer. She also serves as Vice Chair of Marsh McLennan. Prior to assuming her current role in March 2019, she was Mercer’s Group President, responsible for leading the firm’s regions and Global Business Solutions. She joined Mercer in 2011 as Retirement Business Leader for EMEA, and has served as Europe and Pacific Region President and Co-President, Global Health. Ms. Ferland began her career as a pension actuary and consultant at Willis Towers Watson, where she spent 25 years and held various leadership positions in Montreal and New York. Ms. Ferland is a Fellow of the Society of Actuaries and of the Canadian Institute of Actuaries and a member of the Board of Trustees of the New York Academy of Medicine.
Carmen Fernandez, age 50, is Senior Vice President and Chief People Officer for Marsh McLennan. Prior to her appointment as Chief People Officer in January 2021, Ms. Fernandez held positions within Marsh McLennan for 15 years, most recently Deputy CHRO, CHRO of Guy Carpenter, and HR leadership roles at Mercer, including North America HR Leader, Global HR Leader for the Career business and Chief of Staff in the Office of the CEO. Before joining Marsh McLennan, Ms. Fernandez worked in investment banking at Bank of America and Goldman Sachs. She began her career as a consultant with PricewaterhouseCoopers.
John Jones, age 52, is Chief Marketing and Communications officer of Marsh McLennan. Previously, he served as Chief Marketing and Communications Officer of Marsh from 2018 to 2022. Mr. Jones joined Marsh in 2016 as senior vice president of Marsh’s business planning, leading strategic planning and global growth initiatives. Prior to that, Mr. Jones was senior vice president of commercial marketing and strategy for AIG and has more than 25 years of marketing, communications and strategy experience.
Dean Klisura, age 60, is President and Chief Executive Officer of Guy Carpenter and serves as Vice Chair of Marsh McLennan. Prior to assuming this role in January 2022, he was President of Guy Carpenter, overseeing the North America, International, Specialty and Global Strategic Advisory business units. Prior to joining Guy Carpenter, Mr. Klisura was President of Marsh Global Placement and Advisory Services, leading property and casualty placement activities globally, as well as leading Bowring Marsh, the Insurer Consulting Group, and Marsh Advisory. He joined Marsh in 1993 and held several key global leadership roles including President of Global Specialties.

Mark McGivney, age 56, is Chief Financial Officer of Marsh McLennan. Prior to assuming this role in January 2016, Mr. McGivney held a number of senior financial management positions since joining the Company in 2007. Most recently he was Senior Vice President, Corporate Finance of Marsh McLennan, and was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions from 2014 until 2016. Prior to that, he served as Chief Financial Officer of Marsh, and Chief Financial Officer and Chief Operating Officer of Mercer. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, as well as positions with Merrill Lynch and PricewaterhouseCoopers.
Martin South, age 59, is President and Chief Executive Officer of Marsh, a position he assumed in January 2022, and oversees all of Marsh’s businesses and operations globally. He also serves as Vice Chair of Marsh McLennan. With more than 30 years in the insurance industry, Mr. South joined Marsh for the first time in 1985 with Bowring Marsh, a Marsh McLennan broking unit. His industry experience includes senior leadership roles at Zurich Financial Services, where he was a member of the Group Management Board, responsible for all of Zurich’s operations outside of North America and Europe, and CEO of Zurich’s London operations. Since rejoining Marsh in 2007, Mr. South has served as CEO of Marsh’s Asia-Pacific region, CEO of Marsh UK and Ireland, CEO of Marsh Europe and CEO of Marsh U.S. and Canada.
Nicholas Studer, age 50, is Chief Executive Officer of Oliver Wyman Group, a role he assumed in July of 2021. He also serves as Vice Chair of Marsh McLennan. From 2017 to 2021, Mr. Studer was the Managing Partner of the Consumer, Industrial and Services Practice Group, before becoming Managing Partner of Oliver Wyman in 2021. He has held many senior positions at Oliver Wyman including Managing Partner of the Financial Services Practice Group, Head of the European Finance and Risk Practice and Global head of the Corporate and Institutional Banking practice. He has over 25 years of experience consulting in the UK, Continental Europe, and North America.
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
•The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the EU's General Data Protection Regulation (GDPR) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (CCPA), could adversely affect our financial condition, operating results and our reputation;
•Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology or respond effectively to the threat of digital disruption and other technological change such as AI;
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
•We face risks when we acquire or dispose of businesses;
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
•The current U.S. tax regime has provisions which have unintended consequences and may also impact our tax rate in varying degrees based on where our global income is earned;
•We are exposed to multiple risks associated with the global nature of our operations;
•Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity;
•Volatility or declines in premiums and other market trends may significantly impede our ability to grow revenues and profitability;
•Adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients, as well as allegations of anti-competitive behavior or conflicts of interest, could have a material adverse effect on Marsh’s business, results of operations and financial condition;
•Mercer’s Wealth business is subject to a number of risks, including risks related to public and private capital market fluctuations, third-party asset managers and custodians, operations and technology risks, conflicts of interest, ESG and greenwashing, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business;
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
Geopolitical and macroeconomic conditions, including from multiple major wars, escalating conflict throughout the Middle East and rising tension in the South China Sea, slower GDP growth or recession, lower interest rates, capital markets volatility and inflation affect our clients' businesses and the markets they serve. These conditions, including inflationary expense pressure with our clients, may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations.
For example, the war in Ukraine and the escalating conflict throughout the Middle East have resulted in worldwide geopolitical and macroeconomic uncertainty and may negatively impact other regional and global economic markets (including Europe, the Middle East and the U.S.), companies in other countries (particularly those that have done business with Russia or have substantial exposure to, or operations in, impacted countries) and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas, and may increase financial market volatility and adversely impact regional and global economic markets, industries and companies. Moreover, the COVID-19 pandemic impacted businesses, including our clients, third-party vendors and business partners, globally in every geography in which we operate. In addition, the potentially divergent laws and regulations as a result of Brexit may continue to lead to economic and legal uncertainty, causing increased economic volatility or disrupting the markets and clients we serve.
Changes in macroeconomic and geopolitical conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain.

More generally, our investments, including our minority investments in other companies as well as our cash investments and those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, foreign exchange, market and interest rate risks. For example, fluctuations in interest rates and foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations. Lower interest rates may lead to a decline in our fiduciary income.
These risks may be exacerbated by global macroeconomic conditions, market volatility and regulatory, financial and other difficulties affecting the companies in which we have invested or that may be faced by financial institution counterparties. During times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial trading and investment losses for corporate and other investors. In addition, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience lower earnings if the yields on investments begin to decline. If the banking system or the fixed income, interest rate, credit or equity markets deteriorate, the value and liquidity of our investments could be adversely affected. Finally, the value of the Company's assets held in other jurisdictions, including cash holdings, may decline due to foreign exchange fluctuations.
Legal and Regulatory Risks
We are subject to significant uninsured exposures arising from errors and omissions, breach of fiduciary duty and other claims.
Our businesses provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory, investment management and actuarial services, to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty, breach of contract and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage, or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. For example, these claims could include allegations related to losses from cyberattacks associated with policies where cyber risk was not specifically included or excluded in policies, commonly referred to as “silent cyber.” In our Consulting segment, where we increasingly act in a fiduciary capacity through our investments business, such claims could include allegations of damages arising from the provision of consulting, investment management (including, for example, from trading or other operational errors), actuarial, pension administration and other services. We may also be exposed to claims related to services or solutions offered by the Consulting segment in addition to consulting services. These Consulting segment services frequently involve complex calculations and services, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing individual financial planning advice including investment advice and advice relating to cashing out of defined benefit pension plans, (v) providing investment advice, including guidance on asset allocation and investment strategy, and (vi) managing client assets, including the selection of investment managers and implementation of the client’s investment policy. We provide these services to a broad client base, including clients in the public sector. Matters may relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
In establishing liabilities for E&O claims in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), the Company uses case level reviews by inside and outside counsel, actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is assessed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend a claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. Given the judgment involved in estimating and establishing such liabilities, as well as the unpredictability of E&O claims and the litigation that can flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's business, results of operations or financial condition.

We cannot guarantee that we are or will be in compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the U.S. and its various states, the United Kingdom, the European Union and its member states, Australia and the other jurisdictions in which we operate. We are also subject to trade sanctions laws relating to countries such as Afghanistan, Belarus, Cuba, Iran, North Korea, Russia, Syria, Ukraine (Russia-controlled territories) and Venezuela, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, cybersecurity, taxation, anti-trust and competition, immigration, wage-and-hour standards and employment and labor relations.
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources. In some cases, these laws and regulations may decrease the need for our services, increase our costs, negatively impact our revenues or impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. In addition, the financial and operational impact of complying with laws and regulations has increased in the current environment of increased regulatory activity and enforcement. Changes with respect to the applicable laws and regulations may impose additional and unforeseen costs on us or pose new or previously immaterial risks to us. There can be no assurance that current and future government regulations will not adversely affect our business, and we cannot predict new regulatory priorities, the form, content or timing of regulatory actions, and their impact on our business and operations. In addition, geopolitical conflict, such as the war in Ukraine and the escalating conflict throughout the Middle East, has resulted in, and may continue to result in, new and rapidly evolving trade sanctions, which may increase our costs, negatively impact our revenues or impose additional operational limitations on our businesses.
While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our employees, our consultants and our contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations. If we fail to comply or are accused of failing to comply with applicable laws and regulations, including those referred to above, or new and evolving regulations regarding cybersecurity, AI or environmental, social and governance matters, we may become subject to investigations, criminal penalties, civil remedies or other consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients or other parties, and we may become exposed to negative publicity or reputational damage. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. These inquiries consume significant management attention, and the cost of compliance and the consequences of failing to be in compliance could therefore have a material adverse effect on our business.
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
In operating our business and providing services and solutions to clients, we collect, use, store, transmit and otherwise process certain electronic information, including personal, confidential, proprietary and sensitive data such as financial records, health care, mergers and acquisitions and personal data of our clients, colleagues and vendors. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties. This electronic information comprises sensitive and confidential data, including information related to financial records, health care, mergers and acquisitions and clients’ personal data. Our information technology systems and information security control systems, and those of our numerous third-party providers, as well as the control systems of critical infrastructure they rely on, such as power grids, and undersea cables, are potentially vulnerable to unauthorized access, damage or interruption from a variety of external threats, including software bugs, physical attack, cyberattacks, computer viruses and other malware, malicious or destructive code, ransomware, social engineering attacks (including phising and digital or telephonic impersonation), hacking, denial-of-service attacks and other types of data and systems-related modes of attack. The techniques used to achieve such unauthorized access, damage or interruption change frequently and new techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or implement adequate preventative or remedial measures, resulting in potential data loss, data unavailability, data corruption or other damage to information technology systems. In addition, remote and hybrid work arrangements have increased the risk of phishing and other cybersecurity attacks, unauthorized dissemination of personal, confidential, proprietary or sensitive data, and unauthorized access to company computing assets. Further, a disruption of physical infrastructure could impact our ability to conduct business and service clients. This may include deliberate or unintentional disruption of service to electrical systems, satellite communications, undersea or terrestrial cable systems, Internet services, or other systems our colleagues or third parties rely on us to conduct business in a multitude of jurisdictions across the globe. Disruptions may be the result of weather, natural disaster, war, terrorism, pandemic, or other natural or geopolitical events. Our systems are also subject to compromise from internal threats such as fraud, mistake, misconduct or other improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner, and even if detected, there can be no assurance that we can mitigate or remediate such compromise in an adequate or timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to the public, law enforcement agencies or regulators following any such event, whether due to delayed discovery or a failure to follow existing protocols.

Cyberattacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including nation states, state-sponsored organizations, organized crime and hackers, through use of increasingly sophisticated methods of attack, including the deployment of AI to find and exploit vulnerabilities, "deep fakes", long-term, persistent attacks (referred to as advanced persistent threats) and the use of the IT supply chain to introduce malware through software updates or compromised suppliers accounts or hardware. In particular, the advance of AI and large language models has given rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails or other forms of digital impersonation. In addition, increasing use of generative AI models in our internal systems may create new attack methods for adversaries. Because generative AI is a new field, understanding of cybersecurity risks and protection methods continues to develop, and features that rely on generative AI, including in services provided to us by third parties, may be susceptible to unanticipated cybersecurity threats from sophisticated adversaries and other cybersecurity incidents. Further, we are at increased risk of a cyberattack during periods of heightened geopolitical conflict, such as the war in Ukraine and the escalating conflict throughout the Middle East, as diplomatic events and economic policies may trigger espionage or retaliatory cyber incidents. Despite our efforts to comply with applicable cybersecurity requirements and mitigate risks of cybersecurity threats, we cannot be certain that our security measures will definitively prevent, contain, detect, or remediate all cybersecurity threats or incidents or other instructions from malware currently in existence or developed in the future.
As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, including as a result of the use of mobile devices, cloud services, "open source" software, social media tools and the increased reliance on devices connected to the Internet (known as the "Internet of Things"), the potential risk of security breaches and cyber-attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Our efforts to improve and protect data from compromise may also identify previously undiscovered instances of security breaches or other cyber incidents. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may also be insufficient to prevent, detect or remediate improper access to confidential, personal or proprietary information. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may also be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks.
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
Our information systems must be continually updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased markedly, as has the criticality of patches and other mitigation and remedial measures. In addition to mitigating and remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyberattackers exploit these known vulnerabilities before they have been communicated by vendors or addressed. Due to the large number and age of the systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we perpetually face the substantial risk that we cannot deploy patches in a timely manner. We are also dependent on third party vendors to keep their systems patched and secure in order to protect our data. Any failure related to these activities could have a material adverse effect on our business.
We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients and our employees. We also use hundreds of IT vendors and software providers to maintain and secure our global information systems infrastructure. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud where it is hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems or data. We are at risk of a cyberattack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyberattackers gaining access to our infrastructure or data through a supply chain attack. Highly publicized data security breaches, such as the October 2023 attack on Okta may embolden malicious actors to target the IT supply chain and providers of business software. Our control over and ability to monitor the cybersecurity practices of our third-party vendors and service providers, and other third parties with whom we do business, remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
We have a history of making acquisitions and investments. The process of integrating the information systems of any businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses and vulnerabilities in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyberattack. In addition, if we discover a historical compromise, security breach or other cyber incident related to the target’s information systems following the close of the acquisition, we may be liable and exposed to significant costs and other unforeseen liabilities. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
We have experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), vulnerabilities in the software on which we rely, users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as emails sent to the wrong recipient, loss of portable and other data storage devices or misconfiguration of software or hardware resulting in inadvertent exposure of personal, sensitive, confidential or proprietary information. In April 2021, an unauthorized actor leveraged a vulnerability in a third party's software and gained access to a limited set of data in our environment. Like many companies, we are also subject to social engineering attacks such as WhatsApp scams and regular phishing email campaigns directed at our employees that can result in malware infections, fraud and data loss. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in personal, sensitive, confidential or proprietary information, including client, employee or Company data, being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, which could have a material adverse effect on our business. In the event of a cyberattack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. A cyberattack may also result in systems or data being encrypted or otherwise unavailable due to ransomware or other malware. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely or adequate manner. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related data and system incidents. Further, we cannot be sure that our existing coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage as to any future claim.
The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the EU's General Data Protection Regulation (GDPR) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (CCPA), could adversely affect our financial condition, operating results and our reputation.
Improper collection, use, disclosure, cross border transfer, retention and other processing of confidential, personal, or proprietary data could result in regulatory scrutiny, legal and financial liability, or harm to our reputation. In operating our business and providing services and solutions to clients, we store and transfer sensitive employee and client data, including personal data, in and across multiple jurisdictions. We collect data from client and individuals located all over the world and leverage systems and teams to process it. As a result, we are subject to a variety of laws and regulations in the U.S., Europe and around the world regarding privacy, data protection, data security and cyber security. These laws and regulations are continuously evolving and developing. Some of these laws and regulations are increasing the level of data handling restrictions, including rules on data localization, all of which could affect our operations and result in regulatory liability and high fines. In particular, high-profile data breaches at major companies continue to be disclosed regularly, which is leading to even greater regulatory scrutiny and fines at the highest levels they have ever been. These fines are not limited to data breaches and regulators are increasingly focusing on other data processing activities including those related to ad-tech and “data subject” rights. The number of laws that apply to us keeps increasing and the interpretation of such laws is often uncertain and may be conflicting.

At the international level, we are subject to an increasing number of comprehensive privacy laws including, for example, those passed in Indonesia, the Kingdom of Saudi Arabia and India. Many of these laws, which are modeled after the GDPR, have greatly increased the jurisdictional reach of privacy laws and added a broad array of requirements for handling personal data, such as the public disclosure of data breaches, data protection impact assessments, data portability and the appointment of data protection officers in some cases. Following the UK’s withdrawal from the EU, we are also subject to the UK General Data Protection Regulation (“UK GDPR”), a version of the GDPR as implemented into UK law, and this law may not mirror the GDPR, thereby adding operational complexity and legal risk. Given the breadth and depth of changes in data protection obligations, including classifying data and committing to a range of administrative, technical and physical controls to protect data and enable data transfers across borders, our compliance with such laws will continue to require time, resources and review of the technology and systems we use. Despite a proliferation of regulatory guidance papers, there remains uncertainty in key areas related to these laws, and that uncertainty could result in potential liability for our failure to meet our obligations, including the possibility of significant fines some of which can amount to 4% or more of our global revenue. Further, despite recent developments, including a new U.S.- EU Data Privacy Framework and the U.S.-UK Data Bridge, there remains a high level of uncertainty concerning the future of the flow of personal information between the U.S. and EU, between the U.S. and the UK and between the UK and the EU, and that uncertainty may impair our ability to offer our existing and planned products and services or increase our cost of doing business. Some of the global laws enacted in recent years, including those in China and the Kingdom of Saudi Arabia, also include data localization elements that will require that certain personal data stay within their borders. These requirements are complex and our efforts to comply with them require significant resources, and we cannot guarantee we are or will be in full compliance with such laws at all times.
At the U.S. federal level, we are subject to various privacy laws and regulations, including those promulgated under the authority of the U.S. Federal Trade Commission, which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including with respect to data privacy and cybersecurity. At the U.S. state level, we are subject to laws and regulations related to privacy, such as the CCPA which introduced concepts such as transparency and rights like access and deletion, that have been enacted by over a dozen states with many more on the verge of enacting such laws. These laws establish a privacy framework for covered businesses, including various obligations imposed on them related to the personal information they collect and use, and offer various rights for their state residents. Some of these laws provide a private right of action for violations and in some cases damages may be significant. Many of these laws diverge from the CCPA and create their own set of rules and this proliferation of inconsistent state level privacy laws will add operational complexity and increased risk of noncompliance or violations which could trigger enforcement action or litigation.
In addition to data protection and data privacy laws, foreign countries and U.S. states are enacting AI and cybersecurity laws and regulations. For example, in late 2023 the New York State Department of Financial Services (NYDFS) issued amendments to its previous cybersecurity regulations which imposed obligations on companies such as Marsh McLennan, including for example, requiring companies to provide evidence of how they are implementing their data retention, data governance and data classifications policies and procedures. A number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.
Many statutory requirements, both in the U.S. and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our vendors. For example, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a breach. In addition to government regulation, our agreements with certain third parties may require us to notify them in the event of a security breach. Further, privacy advocates and industry groups have and may in the future propose self-regulatory standards. These laws, rules and industry standards may legally or contractually apply to us, or we may elect to comply with them. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Many of these laws and rules also include strict notification requirements for organizations related to confirmed or suspected breaches. This narrow notification window is often too short to fully validate the facts, and there is an increased risk of reporting a false alarm or immaterial breach, which may lead to reputational damage despite there not being an actual data breach.
We post public privacy policies and other documentation regarding our collection, use, disclosure, cross-border transfer, retention, and other processing of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties with whom we do business fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential enforcement actions or investigations if they are found to be deceptive, unfair or misrepresentative of our actual practices.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations, including an ongoing focus on compliance related to website "cookies" and other online trackers, as well as the use of online session recording tools in some countries or U.S. states, continue to increase. Privacy violations, including unauthorized use disclosure or transfer of sensitive, personal or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business (if they fail to meet the standards we impose) could damage our reputation and subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Given the complexity of operationalizing the various privacy laws mentioned above, the maturity level of proposed compliance frameworks and the continued lack of certainty on how to implement their requirements, we and our clients are at risk of enforcement actions taken by data protection authorities around the world or litigation from consumer advocacy groups acting on behalf of data subjects. We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned products and services and increase our cost of doing business.
Our business performance and growth plans could be negatively affected if we are not able to develop and implement improvements in technology or respond effectively to the threat of digital disruption and other technological change such as AI.
We depend in large part on our technology systems for conducting business, as well as for providing the data and analytics we use to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner, particularly as our business processes become more digital. We have a number of strategic initiatives involving investments in or partnerships with technology companies as part of our growth strategy, as well as investments in technology, including generative AI, and infrastructure to support our own systems.
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
In addition, to remain competitive in many of our business areas, we must anticipate and respond effectively to the threat of digital disruption and other technological change such as generative AI. The threat comes from traditional players, such as insurers, through disintermediation as well as from new entrants, such as technology companies, "Insurtech" start-up companies and others. In the past few years, there has been a substantial increase in private equity investments into these Insurtech companies. These players are focused on using technology and innovation, including AI, digital platforms, data analytics, robotics and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.
We are actively investing in generative AI tools. While our internal generative AI tool, LenAI, was designed to meet our standards for data security and to address and mitigate the risks associated with this new technology, our use of generative AI in certain products and services may present risks and challenges that remain uncertain due to the relative novelty of this technology. These risks may include enhanced governmental or regulatory scrutiny, litigation or ethical concerns. While we are implementing certain mitigation measures and governance to the proliferation of AI tools, these measures may be inadequate or may not meet a growing number of legal and regulatory requirements related to AI.
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
Across all of our businesses, our colleagues are critical to developing and retaining client relationships as well as performing the services on which our revenues are earned. It is therefore important for us to attract, incentivize and retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent, which has accelerated in recent years. Such challenges include the increased mobility of colleagues in light of more flexible working models, market dislocation resulting from proposed and actual combinations in the industry, raids by competitors, and fostering an inclusive and diverse workplace.
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
We strive to foster a culture in which our colleagues act with integrity and feel comfortable speaking up about potential misconduct. We are a people business, and our ability to attract and retain colleagues and clients is dependent upon our commitment to an inclusive and diverse workplace, trustworthiness, ethical business practices and other qualities. Our colleagues are the cornerstone of this culture, and acts of misconduct by any colleague, and particularly by senior management, could erode trust and confidence and damage our reputation among existing and potential clients and other stakeholders. Remote and hybrid work arrangements, particularly following the COVID-19 pandemic, may also negatively impact our ability to maintain and promote our culture, as we believe being together is integral to promoting our culture.
Increasing scrutiny and changing laws and expectations from regulators, investors, clients and our colleagues with respect to our environmental, social and governance (ESG) practices and disclosure may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, regulators (including the SEC in the U.S.), investors, colleagues and clients, on ESG issues such as environmental stewardship, climate change, greenhouse gas emissions, inclusion and diversity, human rights, racial justice, pay equity, workplace conduct, cybersecurity and data privacy. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact colleague engagement and retention and the willingness of clients and our partners to do business with us.
Additionally, there has been increased regulatory focus on ESG and sustainability. For example, laws and regulations related to ESG issues continue to evolve, including in the U.S., the U.K., the EU and Australia, and these regulations may impose additional compliance or disclosure obligations on us. In particular, heightened demand for, and scrutiny of, ESG and sustainable-related products, funds, investment strategies and advice has increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements, commonly referred to as "greenwashing" or that we have otherwise run afoul of regulation. Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business. Furthermore, perceptions of our efforts to achieve ESG goals or advance ESG and sustainable-related products, funds, investment strategies or advice may differ widely among stakeholders and could present risks to our reputation and business, including litigation risk. For example, in the U.S. there has been increased legal scrutiny on inclusion and diversity-related programs and initiatives.
Moreover, as ESG reporting standards continue to evolve, including with guidance from the International Sustainability Standards Board (ISSB) and the European Sustainability Reporting Standards (ESRS) under the Corporate Sustainability Reporting Directive (CSRD), we continue to evaluate and update our public disclosures in these areas, including refining our disclosure of metrics and goals in accordance with the guidance and our own ESG assessments and priorities. These disclosures, metrics and goals and any failure to accurately report or comply with federal, state or international ESG laws and regulations, or to achieve progress on our metrics and goals on a timely basis, or at all, may result in legal and regulatory proceedings against us and negatively impact our reputation.
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
As a global professional services firm, the Company faces competition in each of its businesses, and the competitive landscape continues to change and evolve. Our ability to compete successfully depends on a variety of factors, including the quality and expertise of our colleagues, our geographic reach, the sophistication and quality of our services, our pricing relative to competitors, our clients’ ability to self-insure or use internal resources instead of consultants, and our ability to respond to changes in client demand and industry conditions. Any failure by us to design and execute operating model changes that capture opportunities and efficiencies at the intersections of our businesses and maximize the value we deliver to clients and stakeholders could have an adverse impact on our business. Additionally, some of our competitors may have greater financial resources, or may be better positioned to respond to technological and other changes in the industries we serve, and they may be able to compete more effectively. Furthermore, the competition for talent continues to accelerate.
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
We rely on a large number of vendors and other third parties to perform key functions of our business operations and to provide services to our clients. These vendors and third parties may act or fail to act in ways that could harm our business.
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
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, war or other geopolitical tensions, protests or riots, security breach, cyberattack (including manipulating the control systems of critical infrastructure), power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have significant operations and approximately 3,700 and 5,700 colleagues in those respective locations, and in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks or military conflicts.
Our operations depend in particular upon our ability to protect our technology infrastructure against damage. If a business continuity event occurs, we could lose client or Company data or experience interruptions to our operations or delivery of services to our clients, which could have a material adverse effect. Such risks have increased significantly due to hybrid and remote work environments. A cyberattack or other business continuity event affecting us or a key vendor or other third party could result in a significant and extended disruption in the functioning of our information technology systems or operations or our ability to recover data, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. For example, hackers have increasingly targeted companies by attacking internet-connected industrial control and safety control systems. An extended outage could result in the loss of clients and a decline in our revenues. In the worst case, any manipulation of the control systems of critical infrastructure may even result in the loss of life.
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
Acquisitions and Dispositions Risks
We face risks when we acquire or dispose of businesses.
We have a history of making acquisitions and investments, including a total of 80 in the period from 2019 to 2023. We may not be able to successfully integrate the businesses that we acquire into our own business, or achieve any expected cost savings or synergies from the integration of such businesses. Subject to standard contractual protections, we may also be responsible for legacy liabilities of companies that we acquire.
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
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. As of December 31, 2023, our receivables for our commissions and fees were approximately $5.8 billion, or approximately one-quarter of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.
Macroeconomic or geopolitical conditions, such as a slower economic growth or recession, the war in Ukraine and the escalating conflict throughout the Middle East, inflationary pressures or supply chain challenges, could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
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
The Company has significant defined benefit pension obligations to its current and former employees, totaling approximately $12.2 billion, and related plan assets of approximately $13.5 billion, at December 31, 2023 on a U.S. GAAP basis. The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the U.S., contributions to these plans are based on ERISA guidelines. Outside the United States, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements in accordance with U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plan trustees. Currently, the use of these assumptions results in a lower funded status than determined in accordance with U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
The financial calculations relating to our defined benefit pension plans are complex. Pension plan assets could decrease as the result of poor future asset performance. In addition, the estimated return on plan assets would likely be impacted by changes in the interest rate environment and other factors, including equity valuations, since these factors reflect the starting point used in the Company’s projection models. For example, a reduction in interest rates may result in a reduction in the estimated return on plan assets. Also, pension plan liabilities, periodic pension expense and future funding amounts could increase as a result of a decline in the interest rates we use to discount our pension liabilities, longer lifespans than those reflected in our mortality assumptions, changes in investment markets that result in lower expected returns on assets, actual investment return that is less than the expected return on assets, adverse changes in laws or regulations and other variables. Finally, changes in the aggregated, smoothed asset returns as future years replace prior years, has an impact on both the level and the volatility of pension expense.
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
Approximately 53% of our total revenue reported in 2023 was from business outside of the U.S. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
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
•macroeconomic factors such as changes in foreign exchange rates, interest rates and global public and private capital markets, particularly in the case of Mercer, where fees in its investments business and certain other business lines are derived from the value of assets under management, advisement or administration; and
•general economic conditions, including factors beyond our control affecting economic conditions such as global health crises or pandemics, severe weather, climate change, geopolitical unrest such as the war in Ukraine and the escalating conflict throughout the Middle East, protests and riots or other catastrophic events, since our results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.
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
Currently, the Company's senior debt is rated A- by S&P, A3 by Moody's and A- by Fitch. The Company carries a Stable outlook with S&P, Moody's and Fitch.
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
As of December 31, 2023, we had total consolidated debt outstanding of approximately $13.5 billion.
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
The current U.S. tax regime has provisions which have unintended consequences and may also impact our tax rate in varying degrees based on where our global income is earned.
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
We conduct business globally. In 2023, approximately 53% of the Company's total revenue was generated from operations outside the U.S., and over one-half of our employees were located outside the U.S. In addition, we conduct our operations through four separate businesses. Potential conflicts of interest may arise across our businesses given the significant volume of our engagements.
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
•unexpected increases in taxes or changes in U.S. or foreign tax laws, rulings, policies or related legal and regulatory interpretations, including recent changes to the U.K. statutory rate;
•the implementation of the Organization for Economic Cooperation and Development (OECD) international tax framework, including the implementation of the Pillar 2 minimum tax regime by key jurisdictions in 2024 and the Pillar 1 profit reallocation regime, which could have an adverse effect on our effective tax rate, tax payments and results of operations;
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
•litigation arising from ongoing and future controversies with tax authorities;
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
•geopolitical tensions, such as the war in Ukraine and the escalating conflict throughout the Middle East, in countries where we operate, international hostilities, international trade disputes, terrorist activities, natural disasters, pandemics, and infrastructure disruptions;
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
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 62% of the Company's total revenue in 2023. Our business in this segment is subject to particular risks.
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

Adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients, as well as allegations of anti-competitive behavior or conflicts of interest, could have a material adverse effect on our business, results of operations and financial condition.
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. The vast majority of the compensation that Marsh receives is in the form of retail fees and commissions that are paid by the client or paid from premium that is paid by the client. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased in the last several years, both on an underlying basis and through acquisition and represented approximately 6% of Marsh's revenue in 2023. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including underwriting services and services relating to the administration and management of quota shares, panels and other facilities); and (iii) contingent commissions, primarily at MMA and outside the U.S., paid by insurers based on factors such as volume or profitability. These other revenue streams present potential regulatory, litigation and reputational risks that may arise from alleged anti-competitive behavior or conflicts of interest, (including those arising from Guy Carpenter’s role as intermediary and advisor for insurance companies), and future changes in the regulatory environment may impact our ability to collect such revenue. Adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 38% of our total revenue in 2023. Our businesses in this segment are subject to particular risks.
Mercer’s Wealth business is subject to a number of risks, including risks related to public and private capital market fluctuations, third-party asset managers and custodians, operations and technology risks, conflicts of interest, ESG and greenwashing, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s Investments business provides clients with digital tools, investment consulting and investment management services. Mercer’s Investments business is subject to a number of risks, including risks related to litigation (both by clients and by plan participants, particularly as we increasingly act in a fiduciary capacity), liquidity and market volatility, an inability to obtain contractual limitations of liability for errors & omissions in certain jurisdictions or parts of our business, third-parties, our operations and technology (including the use of AI), trading errors, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s manager research or due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly or timely implement a client’s investment policy or direction, which could cause an incorrect or untimely allocation of client assets among asset classes, asset managers, or strategies. Mercer may also be perceived as making inaccurate or misleading statements regarding the investment strategies of our offerings or investments with respect to ESG or sustainability, commonly referred to as “greenwashing,” or recommending certain asset managers to clients or offering delegated solutions to an investment consulting client, solely to enhance its own compensation or due to other perceived conflicts of interest. Asset classes may perform poorly, or asset managers may underperform their benchmarks, due to poor market performance, a downturn in the global markets, negligence or other reasons, resulting in poor returns or loss of client assets. Changes in the value of equity, debt, currency, real estate, commodities, alternatives or other asset classes, in particular as a result of a downturn in the global markets, could cause the value of assets under management or advisement, and the fees earned by Mercer to decline. Mercer or its clients may be subject to claims or class action litigation relating to advice given or investment decisions made by plan sponsors and plan fiduciaries, particularly relating to 401(k) plans in the U.S. or pension schemes in the U.K. These risks, if realized, could result in significant liability and damage our business.
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
Item 1C.   Cybersecurity.
As a professional services firm that processes confidential and sensitive information, such as personal information, cybersecurity risk management is an integral part of our enterprise risk management strategy. Our cybersecurity risk management program has been designed based on industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework and ISO/IEC:27001, and provides a framework for assessing cybersecurity risk and identifying and managing cybersecurity threats and incidents, including threats and incidents associated with our use of services, applications and products provided by third-party vendors and service providers.
Our cybersecurity risk management program is coordinated by cross-functional teams, including risk management, legal and compliance, business resiliency management and information security. These teams develop, implement and maintain our compliance policies, programs and training, business resiliency, disaster recovery and information security frameworks, solutions and procedures. They also work closely with our business, internal audit, finance and IT staff to identify, assess and mitigate risks, including those associated with our use of third-party vendors and service providers, and to monitor and take steps designed to prevent security incidents in our technology environment.
Our cybersecurity risk management framework includes (1) procedures designed to assess the data privacy and cybersecurity practices of third-party vendors and service providers (including risk assessments and contractual protections), (2) technical IT controls designed to manage risks associated with cybersecurity incidents (such as multifactor authentication and requirements for VPN or private channel access to our systems), and (3) formal policies and procedures designed to address cybersecurity incidents. Our formal policies and procedures designed to address cybersecurity incidents include steps for verifying and assessing the severity of a cybersecurity incident, identifying the source of a cybersecurity incident (including whether it is associated with a third-party service provider) and implementing cybersecurity countermeasures and mitigation strategies. Additionally, we have procedures for informing senior management and our Board of Directors of potentially material cybersecurity incidents. We also periodically engage third-party security consultants to assess our cybersecurity program and to perform penetration testing on our security environment and controls. In addition, cybersecurity training is provided to all newly hired colleagues and then at least annually for all colleagues. We also conduct regular ongoing cybersecurity awareness campaigns and phishing tests and provide training in response to such tests as appropriate.
Our Board of Directors has overall oversight responsibility for the Company’s risk management and receives updates from management throughout the year on cybersecurity matters and other material risks facing the Company. Additionally, the Audit Committee regularly reviews the Company’s policies and practices with respect to risk assessment and risk management, including cybersecurity risks, and reports to the full Board of Directors on a regular basis. The Audit Committee is responsible for overseeing the Company’s enterprise risk management policies and processes, including discussing with management the Company’s major risk exposures and the steps that have been taken to monitor and control such exposures, including those arising from cybersecurity risks.
Management is responsible for identifying, assessing and managing material cybersecurity risks on an ongoing basis. Management’s efforts include establishing processes designed to ensure that potential cybersecurity risks are monitored, putting in place mitigation and remedial measures and implementing and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Security Officer (CISO), who reports to our Chief Information Officer (CIO). Our CIO has significant expertise and over a decade of experience working in technology. Our CISO has over twenty years of experience working in cybersecurity and maintains a Certified Information Systems Security Professional certification. Our CISO and CIO receive reports from our cybersecurity team and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our cybersecurity team is comprised of experienced information systems security professionals and information security managers with many years of experience and various security certifications.
Management, including the CIO and CISO, regularly reviews with the Board of Directors and the Audit Committee the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provides updates on notable developments in the cybersecurity threat landscape. Additionally, management follows a risk-based escalation process to notify the Audit Committee outside of the cycle of regular updates when an emerging risk or material issue is identified, such as a potentially significant cybersecurity threat or incident.
In 2023, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. For more information about these risks, please see “Risk Factors – Cybersecurity, Data Protection and Technology Risks” in this annual report on Form 10-K.

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

PART II
Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the New York and Chicago Stock Exchanges. Effective as of November 27, 2023, the Company’s common stock was delisted from the London Stock Exchange. The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock in 2023 and 2022, and each quarterly period thereof:

	2023 Stock Price Range		2022 Stock Price Range
	High	Low	High	Low
First Quarter	$176.85	$151.86	$173.34	$142.80
Second Quarter	$189.02	$165.86	$183.14	$143.33
Third Quarter	$199.20	$183.81	$174.23	$146.82
Fourth Quarter	$202.81	$184.02	$176.75	$148.14
Full Year	$202.81	$151.86	$183.14	$142.80
The Company has a share repurchases program authorized by the Board of Directors.
The Company repurchased approximately 6.4 million shares of its common stock for $1.15 billion in 2023. At December 31, 2023, the Company remained authorized to repurchase up to approximately $3.2 billion in shares of its common stock. There is no time limit on the authorization. The Company repurchased approximately 12.2 million shares of its common stock for $1.9 billion in 2022.
In March 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This was in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization at December 31, 2021.
The following information relates to the Company's repurchases of equity securities during each month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2023	239,503	$187.95	239,503	$3,369,049,645
Nov 1-30, 2023	635,940	$197.13	635,940	$3,243,683,847
Dec 1-31, 2023	410,498	$193.91	410,498	$3,164,084,989
Total	1,285,941	$194.39	1,285,941	$3,164,084,989
At February 8, 2024, there were 4,044 stockholders of record.
Item 6.    [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies Inc., and its consolidated subsidiaries (the "Company") is a global professional services firm in the areas of risk, strategy and people. The Company helps clients build the confidence to thrive through the power of perspective of its four market-leading businesses. With annual revenue of $23 billion, the Company has more than 85,000 colleagues advising clients in over 130 countries.
Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and well-being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients. The four businesses also collaborate together to deliver new solutions to help clients manage complex and interconnected risks.
The Company conducts business through two segments:
•Risk and Insurance Services includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.
•Consulting includes health, wealth and career advice, solutions and products, and specialized management, strategic, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company’s consolidated 2023 results compared to the 2022 results, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company’s financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 17, Segment Information, in the notes to the consolidated financial statements included in Part II, Item 8, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for fiscal year 2021, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2022.
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

Financial Highlights
•Consolidated revenue in 2023 was $22.7 billion, an increase of 10%, or 9% on an underlying basis.
•Consolidated operating income increased $1.0 billion, or 23% to $5.3 billion in 2023, compared to 2022. Net income attributable to the Company was $3.8 billion. Earnings per share on a diluted basis increased to $7.53 from $6.04, or 25%, compared with 2022.
•Risk and Insurance Services revenue in 2023 was $14.1 billion, an increase of 11%, on a reported and underlying basis. Operating income was $3.9 billion and $3.1 billion in 2023 and 2022, respectively.
•Consulting revenue in 2023 was $8.7 billion, an increase of 7%, on a reported and underlying basis. Operating income was $1.7 billion and $1.6 billion in 2023 and 2022, respectively.
•The Company's results of operations in 2023 were impacted by restructuring activities of $301 million, primarily related to severance and lease exit charges for activities focused on workforce actions, technology rationalization and reductions in real estate.
•The Company completed 14 acquisitions in 2023, the largest being the acquisitions of Honan Insurance Group and Graham Company in the Risk and Insurance Services segment.
•In the Consulting segment, the Company completed the acquisition of Westpac Banking Corporation’s ("Westpac") financial advisory business, Advance Asset Management, and the transfer from Westpac of BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Westpac Transaction").
•In September 2023, the Company issued $600 million of 5.400% senior notes due 2033 and $1.0 billion of 5.700%% senior notes due 2053. In March 2023, the Company issued $600 million of 5.450% senior notes due 2053.
•On October 16, 2023, the Company repaid $250 million of senior notes that matured.
•In 2023, the Company repurchased 6.4 million shares for $1.15 billion.
The macroeconomic and geopolitical environment including multiple major wars, escalating conflict throughout the Middle East and rising tension in the South China Sea, slower GDP growth or recession, lower interest rates, capital markets volatility and inflation has and could continue to potentially impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see “Risk Factors – Macroeconomic Risks” in this annual report on Form 10-K.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share data)	2023	2022	2021
Revenue	$22,736	$20,720	$19,820
Expense:
Compensation and benefits	13,099	12,071	11,425
Other operating expenses	4,355	4,369	4,083
Operating expenses	17,454	16,440	15,508
Operating income	$5,282	$4,280	$4,312
Income before income taxes	$5,026	$4,082	$4,208
Net income before non-controlling interests	$3,802	$3,087	$3,174
Net income attributable to the Company	$3,756	$3,050	$3,143
Net income per share attributable to the Company
– Basic	$7.60	$6.11	$6.20
– Diluted	$7.53	$6.04	$6.13
Average number of shares outstanding:
– Basic	494	499	507
– Diluted	499	505	513
Shares outstanding at December 31,	492	495	504
Consolidated operating income increased $1.0 billion, or 23% to $5.3 billion in 2023, compared to $4.3 billion in the prior year, reflecting a 10% increase in revenue and a 6% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 11% and 7%, respectively.
The increase in revenue in 2023 reflects the continued demand for our advice and solutions, growth in new business and renewals, and investments in talent and capabilities. Results also benefited from growth in the global economy, inflation, higher insurance and reinsurance pricing, and an increase in fiduciary income due to higher interest rates.
Expenses increased in 2023 primarily due to compensation and benefits, driven by increased headcount, and higher base salary and incentive compensation. Other operating expenses decreased due to lower restructuring and facility costs, partially offset by higher travel and entertainment costs compared to 2022. Expenses in 2023 also include $51 million of insurance and indemnity recoveries for a legacy Jardine Lloyd Thompson Group plc ("JLT") Errors and Omissions ("E&O") matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the United Kingdom (U.K).
Diluted earnings per share increased to $7.53 from $6.04, or 25% from the prior year. The increase is primarily the result of higher operating income in 2023, compared to the prior year.
Consolidated Revenue and Expense
Revenue – Non-GAAP Revenue and Components of Change
The Company advises clients in over 130 countries. As a result, foreign exchange rate movements may impact period over period comparisons of revenue. Similarly, certain other items such as acquisitions and dispositions, including transfers among businesses, may impact period over period comparisons of revenue. Non-GAAP revenue measures the change in revenue from one period to the next by isolating these impacts on an underlying revenue basis. Percentage changes, referred to as non-GAAP underlying revenue, are calculated by dividing the period over period change in non-GAAP revenue by the prior period non-GAAP revenue.
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
The following tables present the Company's non-GAAP revenue for the years ended December 31, 2023 and 2022 and the related non-GAAP underlying revenue change:

Year Ended December 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Risk and Insurance Services
Marsh	$11,378	$10,505	8%	$11,339	$10,510	8%
Guy Carpenter	2,258	2,020	12%	2,194	2,001	10%
Subtotal	13,636	12,525	9%	13,533	12,511	8%
Fiduciary interest income	453	120		454	120
Total Risk and Insurance Services	14,089	12,645	11%	13,987	12,631	11%
Consulting
Mercer	5,587	5,345	5%	5,621	5,277	7%
Oliver Wyman Group	3,122	2,794	12%	3,028	2,805	8%
Total Consulting	8,709	8,139	7%	8,649	8,082	7%
Corporate Eliminations	(62)	(64)		(62)	(64)
Total Revenue	$22,736	$20,720	10%	$22,574	$20,649	9%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Year Ended December 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2023	2022		2023	2022
Marsh:
EMEA (a)	$3,262	$2,997	9%	$3,268	$3,005	9%
Asia Pacific (a)	1,295	1,215	7%	1,327	1,215	9%
Latin America	559	502	11%	566	502	13%
Total International	5,116	4,714	9%	5,161	4,722	9%
U.S./Canada	6,262	5,791	8%	6,178	5,788	7%
Total Marsh	$11,378	$10,505	8%	$11,339	$10,510	8%
Mercer:
Wealth	$2,507	$2,366	6%	$2,537	$2,435	4%
Health	2,061	2,017	2%	2,063	1,880	10%
Career	1,019	962	6%	1,021	962	6%
Total Mercer	$5,587	$5,345	5%	$5,621	$5,277	7%
(a)In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following table provides the reconciliation of GAAP revenue to Non-GAAP revenue for the years ended December 31, 2023 and 2022:

	2023				2022
Year Ended December 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$11,378	$70	$(109)	$11,339	$10,505	$5	$10,510
Guy Carpenter (b)	2,258	16	(80)	2,194	2,020	(19)	2,001
Subtotal	13,636	86	(189)	13,533	12,525	(14)	12,511
Fiduciary interest income	453	1	—	454	120	—	120
Total Risk and Insurance Services	14,089	87	(189)	13,987	12,645	(14)	12,631
Consulting
Mercer (c)	5,587	23	11	5,621	5,345	(68)	5,277
Oliver Wyman Group (a)	3,122	(15)	(79)	3,028	2,794	11	2,805
Total Consulting	8,709	8	(68)	8,649	8,139	(57)	8,082
Corporate Eliminations	(62)	—	—	(62)	(64)	—	(64)
Total Revenue	$22,736	$95	$(257)	$22,574	$20,720	$(71)	$20,649
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2023				2022
Year Ended December 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA (a) (d)	$3,262	$12	$(6)	$3,268	$2,997	$8	$3,005
Asia Pacific (d)	1,295	37	(5)	1,327	1,215	—	1,215
Latin America	559	6	1	566	502	—	502
Total International	5,116	55	(10)	5,161	4,714	8	4,722
U.S./Canada	6,262	15	(99)	6,178	5,791	(3)	5,788
Total Marsh	$11,378	$70	$(109)	$11,339	$10,505	$5	$10,510
Mercer:
Wealth (c)	$2,507	$11	$19	$2,537	$2,366	$69	$2,435
Health (c)	2,061	4	(2)	2,063	2,017	(137)	1,880
Career	1,019	8	(6)	1,021	962	—	962
Total Mercer	$5,587	$23	$11	$5,621	$5,345	$(68)	$5,277

(a)Acquisitions, dispositions, and other in 2022 includes the loss on deconsolidation of the Company's Russian businesses at Marsh of $27 million and Oliver Wyman Group of $12 million.
(b)Acquisitions, dispositions, and other in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees.
(c)Acquisitions, dispositions, and other in 2022 includes revenue from the Westpac Transaction in Wealth and a gain from the sale of the Mercer U.S. affinity business of $112 million in Health. Results for 2023 in Wealth include the loss on sale of an individual financial advisory business in Canada of $17 million.
(d)In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior year results for India have been reclassified from Asia Pacific to EMEA for comparative purposes.

Consolidated Revenue
Consolidated revenue increased $2.0 billion, or 10%, to $22.7 billion in 2023, compared to $20.7 billion in 2022. Consolidated revenue increased 9% on an underlying basis and 1% from acquisitions. On an underlying basis, revenue increased 11% and 7% in 2023, in the Risk and Insurance Services and Consulting segments, respectively.
Underlying revenue growth in the Risk and Insurance Services and Consulting segments in 2023 reflect the continued demand for our advice and solutions. In Risk and Insurance Services, the increase in underlying revenue was primarily due to growth in new business and renewals. Results also benefited from growth in the global economy, inflation, higher insurance and reinsurance pricing, and an increase in fiduciary income due to higher interest rates. In Consulting, revenue growth reflects continued demand for our health, wealth, and career solutions and products, and consulting services.
Consolidated Operating Expenses
Consolidated operating expenses increased $1.0 billion, or 6%, to $17.5 billion in 2023, compared to $16.4 billion in 2022. Expenses reflect a 2% increase from acquisitions. Expenses excluding the impact from acquisitions, increased 5% in 2023, with increases of 5% in both the Risk and Insurance Services and Consulting segments.
Expenses increased in 2023 primarily due to compensation and benefits driven by increased headcount, and higher base salary and incentive compensation. Other operating expenses decreased due to lower restructuring and facility costs, partially offset by higher travel and entertainment costs compared to 2022. The Company incurred a total of $301 million for restructuring activities in 2023, compared to $427 million in 2022. Expenses in 2023 also include $51 million of insurance and indemnity recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
Restructuring activities
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The Company anticipates total charges related to these activities to be approximately $475 million. Through December 31, 2023, the Company has incurred $441 million of these restructuring costs, primarily related to severance and lease exit charges, of which $222 million were incurred in 2023. Any remaining costs are expected to be incurred by the end of 2024. Related estimated savings are expected to be approximately $400 million, with $230 million realized in 2023. The majority of the remaining savings are expected to be realized in 2024. The Company continues to refine its detailed plans for each business and location, which may change the expected timing, estimates of expected costs and related savings.
Restructuring activities also reflect JLT integration and restructuring costs in 2023 of $31 million, compared to $115 million in 2022, primarily related to lease exit charges for a legacy JLT U.K. location. For additional details, refer to Note 14, Restructuring Costs, in the notes to the consolidated financial statements.
Risk and Insurance Services
In the Risk and Insurance Services segment, the Company’s subsidiaries and other affiliated entities act as brokers, agents or consultants for insureds, insurance underwriters and other brokers in the areas of risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services, primarily under the brand of Marsh, and engage in specialized reinsurance broking expertise, strategic advisory services and analytics solutions, primarily under the brand of Guy Carpenter.
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
The results of operations for the Risk and Insurance Services segment are as follows:

(In millions, except percentages)	2023	2022	2021
Revenue	$14,089	$12,645	$12,085
Compensation and benefits (a)	7,702	7,101	6,656
Other operating expenses (a)	2,442	2,455	2,349
Operating expenses	10,144	9,556	9,005
Operating income	$3,945	$3,089	$3,080
Operating income margin	28.0%	24.4%	25.5%
(a)In 2023, the Company reclassified certain amounts between Compensation and benefits and Other operating expenses for each reporting segment. The reclassification had no impact on consolidated or reporting segment total expenses. Prior period amounts were reclassified for comparability purposes.
Revenue
Revenue in the Risk and Insurance Services segment increased $1.4 billion, or 11%, to $14.1 billion in 2023, compared to $12.6 billion in 2022. Revenue increased 11% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. Interest earned on fiduciary funds increased by $333 million to $453 million in 2023, compared to $120 million in the prior year.
The increase in revenue on an underlying basis in the Risk and Insurance Services segment in 2023 was primarily due to growth in new business and renewals. Results also benefited from growth in the global economy, inflation, higher insurance and reinsurance pricing, and an increase in fiduciary income due to higher interest rates.
Marsh's revenue increased $873 million, or 8%, to $11.4 billion in 2023, compared to $10.5 billion in 2022. This reflects increases of 8% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. U.S./Canada rose 7% on an underlying basis. Total International operations produced underlying revenue growth of 9%, reflecting growth of 13% in Latin America and 9% in each of EMEA and Asia Pacific.
Revenue in 2022 also included a loss of $27 million related to the deconsolidation of the Company's Russian businesses.
Guy Carpenter's revenue increased $238 million, or 12%, to $2.3 billion in 2023, compared to $2.0 billion in 2022. This reflects increases of 10% on an underlying basis and 3% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. Revenue in 2023 also includes a gain from a legal settlement with a competitor for $58 million, excluding legal fees.
Risk and Insurance Services segment completed 9 acquisitions in 2023. Information regarding these acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Operating Expenses
Expenses in the Risk and Insurance Services segment increased $588 million, or 6%, to $10.1 billion in 2023, compared to $9.6 billion in 2022. Expenses reflect a 1% increase from acquisitions.
Expenses in 2023 increased primarily due to compensation and benefits driven by increased headcount, and higher base salary and incentive compensation. Other operating expenses decreased due to lower restructuring and facility costs, partially offset by higher travel and entertainment costs compared to 2022. In 2023, the Company incurred a total of $177 million restructuring costs in Risk and Insurance Services, compared to $254 million in 2022, primarily related to activities initiated in the fourth quarter of 2022, focused on workforce actions, rationalization of technology and functional services, and reductions in real estate and lease exit charges for a legacy JLT U.K. location. Expenses in 2022, also included settlement charges and legal costs related to strategic recruiting of $30 million.
Consulting
The Company conducts business in its Consulting segment through Mercer and Oliver Wyman Group. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, reshape retirement and investment outcomes, and unlock health and well-being for a changing workforce. Oliver Wyman Group serves as critical strategic, economic and brand advisor to private sector and governmental clients.
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
The results of operations for the Consulting segment are as follows:

(In millions, except percentages)	2023	2022	2021
Revenue	$8,709	$8,139	$7,789
Compensation and benefits (a)	5,249	4,827	4,632
Other operating expenses (a)	1,794	1,759	1,653
Operating expenses	7,043	6,586	6,285
Operating income	$1,666	$1,553	$1,504
Operating income margin	19.1%	19.1%	19.3%
(a)In 2023 the Company reclassified certain amounts between Compensation and benefits and Other operating expenses for each reporting segment. The reclassification had no impact on consolidated or reporting segment total expenses. Prior period amounts were reclassified for comparability purposes.
On January 1, 2024, the Company sold its Mercer U.S. health and benefits and U.K. pension administration businesses for approximately $110 million. The Company expects the gain on sale and the impact on Consulting segment revenues and operating income not to be material.
Revenue
Consulting revenue increased $570 million, or 7%, to $8.7 billion in 2023, compared to $8.1 billion in 2022. This reflects an increase of 7% on an underlying basis.
Mercer's revenue increased $242 million, or 5%, to $5.6 billion in 2023, compared to $5.3 billion in 2022. This reflects an increase of 7% on an underlying basis, partially offset by a decrease of 1% primarily from the disposition of businesses. On an underlying basis, revenue for Health, Career and Wealth increased 10%, 6%, and 4%, respectively, as compared to the prior year.
The increase in revenue on an underlying basis at Mercer in 2023 was primarily due to the continued demand for our health, wealth, and career solutions and products. Health continued to benefit from growth in new business, higher retention, increased enrolled lives, and medical inflation. The increase in Career products and services was due to continued demand in rewards and talent strategy. Revenue in Wealth on an underlying basis grew in defined benefit consulting and investment management fees due to the Westpac Transaction, a rebound in capital markets, and positive net flows.
Revenue in 2023 included a loss of $17 million related to the sale of an individual financial advisory business in Canada. Results in 2022 also included a gain of $112 million from the sale of the Mercer U.S. affinity business.
Oliver Wyman Group's revenue increased $328 million, or 12%, to $3.1 billion in 2023, compared to $2.8 billion in 2022. This reflects increases of 8% on an underlying basis, 3% from acquisitions, and 1% from the impact of foreign currency translation.
The increase in underlying revenue at Oliver Wyman Group in 2023 reflects broad-based growth across capabilities led by growth in the Middle East and Europe. Revenue in 2022 also included a loss of $12 million related to the deconsolidation of the Company's Russian businesses.
The Consulting segment completed 5 acquisitions in 2023. Information regarding these acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $457 million, or 7%, to $7.0 billion in 2023, compared to $6.6 billion in 2022. Expenses reflect an increase of 2% from acquisitions.
Expenses in 2023 increased primarily due to compensation and benefits driven by increased headcount and higher base salary. The increase in expenses is partially offset by $51 million of insurance recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined pension transfers in the U.K.
In 2023, the Company incurred $62 million of total restructuring cost in the Consulting segment, compared to $77 million in the prior year, primarily related to the Company's activities initiated in the fourth quarter of 2022, focused on workforce actions, rationalization of technology and functional services, and reductions in real estate.
Expenses also reflect acquisition and integration related costs for the Westpac Transaction of $39 million, compared to $21 million in 2022.
Corporate and Other
Corporate expenses decreased $33 million, or 9%, to $329 million in 2023, compared to $362 million in 2022. The decrease in expenses reflects a 1% impact from foreign currency translation and lower facility and equipment costs in the current year.
Interest Income
Interest income was $78 million in 2023, compared to $15 million in 2022. Interest income increased $63 million in 2023, due to an increase in corporate funds and higher interest rates.
Interest Expense
Interest expense was $578 million in 2023, compared to $469 million in 2022. Interest expense increased $109 million in 2023, primarily due to an increase in long-term debt and higher interest rates.
Investment Income
The caption "Investment income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other than temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds. The Company recorded net investment income of $5 million in 2023, compared to $21 million in 2022. The decrease in 2023 is primarily driven by lower mark-to-market gains from the Company's private equity investments compared to the prior year.

Income and Other Taxes
The Company's consolidated effective tax rate for 2023 and 2022 was 24.3% and 24.4%, respectively.
The tax rates in both years reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits. The 2023 effective tax rate reflects the previously-enacted change in the U.K. corporate income tax rate from 19% to 25%, which was effective April 1, 2023. The blended U.K. statutory tax rate for 2023 is 23.5%. The 2022 effective tax rate also reflects tax benefits from planning that postponed the utilization of U.K. tax losses to future years when the U.K. statutory tax rate will be 25%.
In 2023, the Company released valuation allowances related to its non-U.S. operations. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets are realizable, primarily due to the sustained profitability of its operations. The valuation allowance release resulted in a decrease to tax expense of $94 million in the current year.
The effective tax rate may vary significantly from period to period. The effective tax rate is sensitive to the geographic mix of earnings and the cost to repatriate the Company's earnings, which may result in higher or lower effective tax rates. Therefore, a shift in the mix of profits among jurisdictions, or changes in the Company's repatriation strategy to access offshore cash, can affect the effective tax rate. In 2023, pre-tax income in the U.K., Canada, Barbados, Ireland, Bermuda, India, United Arab Emirates, Japan, and Australia accounted for approximately 65% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 20.0%, 27.3%, 1.2%, 23.2%, (18.8)%, 26.0%, 17.3%, 37.6%, and 26.0%, respectively.
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
Changes in tax laws, rulings, policies or related legal and regulatory interpretations occur frequently and may also have significant favorable or adverse impacts on our effective tax rate. In July 2023, the U.K. enacted legislation to implement Pillar 2 of the Organization for Economic Cooperation and Development's ("OECD") framework, effective from January 1, 2024. This minimum tax will be treated as a period cost in future years and does not impact operating results for 2023. Other countries in the European Union (E.U.) and elsewhere have similarly adopted legislation. The Company is continuing to monitor legislative developments, especially in the E.U. countries, and is in the process of evaluating the potential impact of the U.K. and other enacted legislation on its results of future operations. Currently, the Company does not expect the impact of Pillar 2 related legislation to be material in 2024.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company evaluated the provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The IRA was effective as of January 1, 2023, and does not have a significant impact on the Company's financial results of operations for the current year.
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

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to shareholders, repurchase its shares and pay corporate expenses. The Company can also provide financial support to its operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities in financing cash flows.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At December 31, 2023, the Company had approximately $1.2 billion of cash and cash equivalents in its foreign operations, which includes $462 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
In 2023, the Company recorded foreign currency translation adjustments which increased net equity by $274 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $4.3 billion of cash from operations in 2023, compared to $3.5 billion provided by operations in 2022. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension contributions. The Company used cash of $271 million and $193 million related to its restructuring activities in 2023 and 2022, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. In 2023, the Company contributed $33 million to its U.S. defined benefit pension plans and $78 million to its non-U.S. defined benefit pension plans. In 2022, the Company contributed $30 million to its U.S. defined benefit pension plans and $139 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. In 2023, the Company made contributions of $33 million to its non-qualified plans and expects to contribute approximately $31 million in 2024. The Company was not required to and made no contributions to its U.S. qualified plans in 2023. In 2024, the Company is required to make contributions totaling $2 million to its U.S. qualified plans.
Outside the U.S., the Company has a large number of defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 79% of non-U.S. plan assets at December 31, 2023. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements in accordance with U.S. GAAP.
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

In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created (referred to as the "JLT section").
The Company contributed $42 million to its U.K. plans, including the JLT section, in 2023. The Company's contributions to its U.K. plans, including the JLT section, for 2024 are expected to be approximately $39 million. The Company made deficit contributions of $41 million to the JLT section in 2023, and is expected to make contributions totaling approximately $38 million in 2024.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required at the earliest until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $576 million) over a seven-year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
The Company expects to contribute approximately $78 million to its non-U.S. defined benefit plans in 2024, comprising approximately of $39 million to the U.K. plans and $39 million to plans outside of the U.K.
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses as of December 31, 2023, were approximately $1.3 billion and $3.2 billion for the U.S. plans and non-U.S. plans, respectively, compared with losses of $1.4 billion and $2.6 billion as of December 31, 2022. The decrease in the U.S. is primarily due to greater than expected returns on plan assets. The increase in the non-U.S. plans is primarily due to decreases in the discount rates used to measure plan liabilities, lower than expected returns on plan assets and the impact of foreign exchange. In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities for the Company's U.S. and U.K. plans decreased in 2023 and increased in 2022 and 2021. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. In 2023, the Company's defined benefit pension plan assets had gains of 9.3% and 4.1% in the U.S. and U.K., respectively, as compared to losses of 18.3% and 29.2% in the U.S. and U.K., respectively, in 2022.
Overall, based on the measurement at December 31, 2023, net benefit credits related to the Company’s defined benefit plans are not expected to be materially different in 2024, compared to 2023, for both the U.S. and non-U.S. plans.
The Company’s accounting policies for its defined benefit pension plans, including the selection of and sensitivity to assumptions, are discussed in Management’s Discussion of Critical Accounting Estimates. For additional information regarding the Company’s retirement plans, refer to Note 1, Summary of Significant Accounting Policies, and Note 8, Retirement Benefits, in the notes to the consolidated financial statements.
Financing Cash Flows
Net cash used for financing activities was $1.1 billion in 2023, compared with $1.0 billion used by financing activities in 2022.
Credit Facilities
In October 2023, the Company increased its multi-currency unsecured five-year revolving credit facility (the "Credit Facility") capacity to $3.5 billion from $2.8 billion and extended the expiration to October 2028. The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating. In the second quarter of 2023, the Credit Facility was amended that borrowings under the Credit Facility bear interest at a rate per annum equal, at the Company's option, either at (a) SOFR benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.

The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At December 31, 2023 and 2022, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility ("Uncommitted Credit Facility"). There were no borrowings outstanding under the Uncommitted Credit Facility at December 31, 2022.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $113 million at December 31, 2023, and $362 million at December 31, 2022. There were no outstanding borrowings under these facilities at December 31, 2023 and 2022.
The Company has outstanding guarantees and letters of credit with various banks aggregating $139 million and $152 million at December 31, 2023 and 2022, respectively.
Debt
In November 2023, the Company increased its short-term commercial paper financing program (the "Program") to $3.5 billion from $2.8 billion. The Company had previously increased the Program's capacity in October 2022 to $2.8 billion from $2.0 billion. The Company did not have any commercial paper outstanding at December 31, 2023 and 2022.
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
The Company's senior debt is currently rated A- by Standard & Poor's ("S&P"), A3 by Moody's, and A- by Fitch. The Company's short-term debt is currently rated A-2 by S&P, P-2 by Moody's, and F-2 by Fitch. The Company carries a Stable outlook with S&P, Moody's and Fitch.
Share Repurchases
In 2023, the Company repurchased 6.4 million shares of its common stock for $1.15 billion. At December 31, 2023, the Company remained authorized to repurchase up to approximately $3.2 billion in shares of its common stock. There is no time limit on this authorization. In 2022, the Company repurchased 12.2 million shares of its common stock for $1.9 billion.
In March 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This was in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization at December 31, 2021.
Dividends
The Company paid dividends on its common stock shares of $1.3 billion ($2.60 per share) in 2023, as compared with $1.1 billion ($2.25 per share) in 2022.
In January 2024, the Board of Directors of the Company declared a quarterly dividend of $0.710 per share on outstanding common stock, payable in February 2024.
Contingent Payments Related To Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).

The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2023	2022	2021
Operating:
Contingent consideration payments for prior year acquisitions	$(41)	$(38)	$(49)
Receipt of contingent consideration for dispositions	1	—	19
Acquisition/disposition related net charges for adjustments	29	49	57
Adjustments and payments related to contingent consideration	$(11)	$11	$27
Financing:
Contingent consideration for prior year acquisitions	$(135)	$(32)	$(28)
Deferred consideration related to prior year acquisitions	(67)	(126)	(89)
Payments of deferred and contingent consideration for acquisitions	$(202)	$(158)	$(117)

Receipt of contingent consideration for dispositions	$2	$3	$71
For acquisitions completed in 2023, and in prior years, remaining estimated future contingent payments of $252 million and deferred consideration payments of $92 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheets at December 31, 2023.
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
The U.S. dollar value of the Euro notes increased by $54 million in 2023 due to change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the year ended December 31, 2023.
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, fiduciary assets are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $255 million and $1.7 billion in 2023 and 2022, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $1.4 billion in 2023, compared with $850 million used for investing activities in 2022.
The Company paid $976 million and $572 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions in 2023 and 2022, respectively. The outflow of funds in 2023 related primarily to the acquisitions of Honan Insurance Group, Graham Company and the Westpac Transaction for $358 million, $307 million, and $232 million, respectively.
In connection with the disposition of Mercer's U.S. affinity business in 2022, the Company transferred to the buyer an additional $24 million of cash and cash equivalents held in a fiduciary capacity in 2023.

In 2022, the Company sold certain businesses, primarily Mercer's U.S. affinity business, for cash proceeds of approximately $155 million, partially offset by $36 million primarily related to cash and cash equivalents held in a fiduciary capacity in the disposed businesses.
In the third quarter of 2022, the Company sold the remaining investment in the common stock of Alexander Forbes ("AF"), for cash proceeds of approximately $62 million.
The Company’s additions to fixed assets and capitalized software, which amounted to $416 million in 2023 and $470 million in 2022, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash used for long-term investments in 2023 is due to investments in private equity funds. At December 31, 2023, the Company has commitments for potential future investments of approximately $121 million in private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by type at December 31, 2023:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$1,619	$1,619	$—	$—	$—
Long-term debt	11,942	—	1,752	42	10,148
Interest on long-term debt	8,568	541	979	916	6,132
Net operating leases	2,237	372	664	479	722
Service agreements	637	316	237	84	—
Other long-term obligations (a)	414	212	176	26	—
Total	$25,417	$3,060	$3,808	$1,547	$17,002
(a) Primarily reflects future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $124 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $49 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act ("TCJA") of $58 million, which will be paid in installments from 2024 through 2026.

Management’s Discussion of Critical Accounting Estimates
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
Revenue Recognition
In the Risk and Insurance Services segment, management makes judgments related to the amount of variable revenue consideration to ultimately be received on placement of quota share reinsurance treaties and contingent commission from insurers. Management also makes judgments and estimates to measure the progress toward completing performance obligations and realization rates for consideration related to contracts as well as potential performance-based fees in the Consulting segment.
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
The Company recognizes the funded status of its over-funded defined benefit pension and retiree medical plans as a net benefit plan asset and its unfunded and underfunded plans as a net benefit plan liability. The gains or losses and prior service costs or credits that have not been recognized as components of net benefit (credit) cost are recorded as a component of Accumulated Other Comprehensive Income ("AOCI"), net of tax, in the Company’s consolidated balance sheets. The gains and losses that exceed specified corridors in accordance with accounting guidance, of the greater of the projected benefit obligation or the market-related value of plan assets, are amortized prospectively out of AOCI over a period that approximates the remaining life expectancy of participants in plans where substantially all participants are inactive or the average remaining service period of active participants for plans with active participants. The vast majority of unrecognized losses relate to inactive plans and are amortized over the remaining life expectancy of the participants.
The determination of net periodic benefit (credit) cost is based on a number of assumptions, including an expected long-term rate of return on plan assets, the discount rate, mortality and assumed rate of salary increase. The assumptions used in the calculation of net periodic benefit (credit) cost and pension liabilities are disclosed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements.

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
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At the end of 2023, the actual allocation for the U.S. plans was 49% equities and equity alternatives and 51% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 79% of non-U.S. plan assets, is 14% equities and equity alternatives and 86% fixed income. At the end of 2023, the actual allocation for the U.K. plans was 13% equities and equity alternatives and 87% fixed income.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration. In the U.K., the plan duration is reflected using the Mercer yield curve.
The following table shows the weighted average assumed rate of return and the discount rate at the December 31, 2023 measurement date used to measure pension expense in 2024 for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed rate of return on plan assets	5.44%	6.49%	4.96%
Discount rate	4.95%	5.52%	4.59%
Holding all other assumptions constant, a 0.5 percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic benefit (credit) cost for the U.S. and U.K. plans, which together comprise approximately 83% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions)	U.S.	U.K.	U.S.	U.K.
Assumed rate of return on plan assets	$(23)	$(46)	$23	$46
Discount Rate	$—	$8	$—	$(9)
The impact of discount rate changes relates to the increase or decrease in actuarial gains or losses being amortized through net periodic benefit (credit) cost, as well as the increase or decrease in interest expense, with all other facts and assumptions held constant. It does not contemplate nor include potential future impacts a change in the interest rate environment and discount rates might cause, such as the impact on the market value of the plans’ assets. In addition, the assumed return on plan assets would likely be impacted by changes in the interest rate environment and other factors, including equity valuations, since these factors reflect the starting point used in the Company’s projection models. For example, a reduction in interest rates may result in a reduction in the assumed return on plan assets. Changing the discount rate and leaving the other assumptions constant, may also not be representative of the impact on expense, because the long-term rates of inflation and salary increases are often correlated with the discount rate. Changes in these assumptions will not necessarily have a linear impact on the net periodic benefit (credit) cost.
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
Temporary differences create deferred tax assets and liabilities, which are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which cash tax payments have been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements.
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
In 2023, the Company performed a quantitative impairment assessment. Fair values for the reporting units were estimated using both an income and market valuation approach. Carrying values were based on balances at June 30, 2023 and included directly identified assets and liabilities, as well as an allocation of those assets and liabilities not recorded at the reporting unit level.

The Company completed its 2023 annual review in the third quarter and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded the carrying value.
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
The Company had the following investments subject to variable interest rates:

For the Years Ended December 31,
(In millions)	2023	2022
Cash and cash equivalents	$3,358	$1,442
Cash and cash equivalents held in a fiduciary capacity	$10,794	$10,660
Based on the above balances at December 31, 2023, if short-term interest rates increased or decreased by 10%, or 47 basis points for the year 2024, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $66 million. At December 31, 2022, a change in short-term interest rates of 10%, or 25 basis points, would have increased or decreased interest income by approximately $30 million. The change in interest rate risk at December 31, 2023 is due to higher short-term interest rates compared to the prior year.
In addition to interest rate risk, our cash investments and fiduciary cash investments are subject to potential loss of value due to counter-party credit risk. To minimize this risk, the Company and its subsidiaries invest pursuant to a Board approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity, and will further restrict the portfolio as appropriate to market conditions. The majority of cash, cash equivalents. and cash and cash equivalents held in a fiduciary capacity are invested in short-term bank deposits and liquid money market funds.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2023, the Company estimates net operating income would increase or decrease by approximately $80 million. The corresponding increase or decrease in net operating income in 2022 was estimated at $74 million.
The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.

Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $16 million that are valued using readily determinable fair values and approximately $20 million of investments without readily determinable fair values. The Company also has investments of approximately $266 million that are accounted for using the equity method. The Company's investments are subject to risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. Refer to Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements included in this report.

Item 8.    Financial Statements and Supplementary Data.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
Revenue	$22,736	$20,720	$19,820
Expense:
Compensation and benefits	13,099	12,071	11,425
Other operating expenses	4,355	4,369	4,083
Operating expenses	17,454	16,440	15,508
Operating income	5,282	4,280	4,312
Other net benefits credits	239	235	277
Interest income	78	15	2
Interest expense	(578)	(469)	(444)
Investment income	5	21	61
Income before income taxes	5,026	4,082	4,208
Income tax expense	1,224	995	1,034
Net income before non-controlling interests	3,802	3,087	3,174
Less: Net income attributable to non-controlling interests	46	37	31
Net income attributable to the Company	$3,756	$3,050	$3,143
Net income per share attributable to the Company
– Basic	$7.60	$6.11	$6.20
– Diluted	$7.53	$6.04	$6.13
Average number of shares outstanding
– Basic	494	499	507
– Diluted	499	505	513
Shares outstanding at December 31,	492	495	504
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2023	2022	2021
Net income before non-controlling interests	$3,802	$3,087	$3,174
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	389	(1,198)	(389)
(Loss) gain related to pension and post-retirement plans	(503)	641	1,229
Other comprehensive (loss) income, before tax	(114)	(557)	840
Income tax (credit) expense on other comprehensive (loss) income	(133)	182	305
Other comprehensive income (loss), net of tax	19	(739)	535
Comprehensive income	3,821	2,348	3,709
Less: Comprehensive income attributable to non-controlling interests	46	37	31
Comprehensive income attributable to the Company	$3,775	$2,311	$3,678
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,358	$1,442
Cash and cash equivalents held in a fiduciary capacity	10,794	10,660
Receivables
Commissions and fees	5,806	5,293
Advanced premiums and claims	103	103
Other	660	616
	6,569	6,012
Less – allowance for credit losses	(151)	(160)
Net receivables	6,418	5,852
Other current assets	1,178	1,005
Total current assets	21,748	18,959
Goodwill	17,231	16,251
Other intangible assets	2,630	2,537
Fixed assets, net	882	871
Pension related assets	2,051	2,127
Right of use assets	1,541	1,562
Deferred tax assets	357	358
Other assets	1,590	1,449
	$48,030	$44,114
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,619	$268
Accounts payable and accrued liabilities	3,403	3,278
Accrued compensation and employee benefits	3,346	3,095
Current lease liabilities	312	310
Accrued income taxes	321	221
Fiduciary liabilities	10,794	10,660
Total current liabilities	19,795	17,832

Long-term debt	11,844	11,227
Pension, post-retirement and post-employment benefits	779	921
Long-term lease liabilities	1,661	1,667
Liability for errors and omissions	314	355
Other liabilities	1,267	1,363
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at December 31, 2023 and 2022	561	561
Additional paid-in capital	1,242	1,179
Retained earnings	22,759	20,301
Accumulated other comprehensive loss	(5,295)	(5,314)
Non-controlling interests	179	229
	19,446	16,956
Less – treasury shares, at cost, 68,635,498 shares at December 31, 2023 and 65,855,914 shares at December 31, 2022	(7,076)	(6,207)
Total equity	12,370	10,749
	$48,030	$44,114
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2023	2022	2021
Operating cash flows:
Net income before non-controlling interests	$3,802	$3,087	$3,174
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	370	381	382
Amortization of intangible assets	343	338	365
Non-cash lease expense	288	404	327
Adjustments and payments related to contingent consideration assets and liabilities	(11)	11	27
Deconsolidation of Russian businesses	—	39	—
Gain on consolidation of entity	—	(2)	(267)
Net (gain) on investments	(5)	(21)	(61)
Net loss (gain) on disposition of assets	16	(127)	(33)
Share-based compensation expense	363	367	348
Changes in assets and liabilities:
Net receivables	(467)	(492)	(570)
Other assets	(154)	(122)	(354)
Accrued compensation and employee benefits	195	171	574
Provision for taxes, net of payments and refunds	105	(54)	(33)
Contributions to pension and other benefit plans in excess of current year credit	(335)	(385)	(372)
Other liabilities	64	193	358
Operating lease liabilities	(316)	(323)	(349)
Net cash provided by operations	4,258	3,465	3,516
Financing cash flows:
Purchase of treasury shares	(1,150)	(1,950)	(1,159)
Issuance of commercial paper with maturity greater than 90 days	146	—	—
Repayment of commercial paper with maturity greater than 90 days	(146)	—	—
Proceeds from issuance of debt	2,169	984	743
Repayments of debt	(266)	(365)	(1,016)
Purchase of non-controlling interests	(139)	(7)	—
Shares withheld for taxes on vested units – treasury shares	(148)	(198)	(101)
Issuance of common stock from treasury shares	199	126	161
Payments of deferred and contingent consideration for acquisitions	(202)	(158)	(117)
Receipts of contingent consideration for dispositions	2	3	71
Distributions of non-controlling interests	(31)	(27)	(36)
Dividends paid	(1,298)	(1,138)	(1,026)
Change in fiduciary liabilities	(255)	1,684	1,183
Net cash used for financing activities	(1,119)	(1,046)	(1,297)
Investing cash flows:
Capital expenditures	(416)	(470)	(406)
Purchases of long-term investments	(57)	(22)	(28)
Sales of long-term investments	38	86	41
Dispositions	(17)	119	84
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(976)	(572)	(859)
Other, net	11	9	4
Net cash used for investing activities	(1,417)	(850)	(1,164)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	328	(841)	(355)
Increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	2,050	728	700
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of year	12,102	11,374	10,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of year	$14,152	$12,102	$11,374

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at December 31,	2023	2022	2021
(In millions)
Cash and cash equivalents	$3,358	$1,442	$1,752
Cash and cash equivalents held in a fiduciary capacity	10,794	10,660	9,622
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$14,152	$12,102	$11,374
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,179	$1,112	$943
Change in accrued stock compensation costs	56	(2)	124
Issuance of shares under stock compensation plans and employee stock purchase plans	75	80	45
Purchase of non-controlling interest	(68)	—	—
Other	—	(11)	—
Balance, end of year	$1,242	$1,179	$1,112
RETAINED EARNINGS
Balance, beginning of year	$20,301	$18,389	$16,272
Net income attributable to the Company	3,756	3,050	3,143
Dividend equivalents declared and paid – (per share amounts: $2.60 in 2023, $2.25 in 2022, and $2.00 in 2021)	(13)	(13)	(12)
Dividends declared and paid – (per share amounts: $2.60 in 2023, $2.25 in 2022, and $2.00 in 2021)	(1,285)	(1,125)	(1,014)
Balance, end of year	$22,759	$20,301	$18,389
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(5,314)	$(4,575)	$(5,110)
Other comprehensive income (loss), net of tax	19	(739)	535
Balance, end of year	$(5,295)	$(5,314)	$(4,575)
TREASURY SHARES
Balance, beginning of year	$(6,207)	$(4,478)	$(3,562)
Issuance of shares under stock compensation plans and employee stock purchase plans	286	221	243
Purchase of treasury shares	(1,155)	(1,950)	(1,159)
Balance, end of year	$(7,076)	$(6,207)	$(4,478)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$229	$213	$156
Net income attributable to non-controlling interests	46	37	31
Net non-controlling interests (disposed) acquired	(70)	7	64
Distributions and other changes	(26)	(28)	(38)
Balance, end of year	$179	$229	$213
TOTAL EQUITY	$12,370	$10,749	$11,222
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
The Consulting segment includes health, wealth and career advice, solutions and products, and specialized management, strategic, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group. Mercer delivers advice and technology-driven solutions that help organizations redefine the future of work, reshape retirement and investment outcomes, and unlock health and well-being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients.
Principles of Consolidation: The accompanied consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (U.S.). The consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
Revenue: The Company provides detailed discussion regarding its revenue policies in Note 2, Revenue.
Cash and Cash Equivalents: Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At December 31, 2023, the Company maintained $486 million compared to $348 million at December 31, 2022 related to these regulatory requirements.
Fixed Assets: Fixed assets are stated at cost less accumulated depreciation and amortization. Expenditures for improvements are capitalized. Upon sale or retirement of an asset, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are charged to operations as incurred.
Buildings, building improvements, furniture, and equipment are depreciated on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are depreciated over periods ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the periods covered by the applicable leases or the estimated useful life of the improvement, whichever is less. Buildings are depreciated over periods ranging from 30 to 40 years. The Company periodically reviews long-lived assets for impairment whenever events or changes indicate that the carrying value of assets may not be recoverable. The components of fixed assets are as follows:

December 31,
(In millions)	2023	2022
Furniture and equipment	$776	$772
Land and buildings	360	372
Leasehold and building improvements	1,308	1,258
	2,444	2,402
Less: accumulated depreciation and amortization	(1,562)	(1,531)
Fixed assets, net	$882	$871

Investments: The caption "Investment income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on the Company's investments in private equity funds.
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
In 2023, the Company recorded net investment income of $5 million, compared to $21 million in 2022, and $61 million in 2021.
Goodwill and Other Intangible Assets: Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Goodwill is assessed at least annually for impairment. The Company performs an annual impairment test for each of its reporting units during the third quarter of each year. A company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, a company may elect to proceed directly to the quantitative goodwill impairment test. When a quantitative test is performed, fair values of the reporting units are estimated using either a market approach or a discounted cash flow model. Carrying values for the reporting units are based on balances at the prior quarter-end and include directly identified assets and liabilities as well as an allocation of those assets and liabilities not recorded at the reporting unit level. As discussed in Note 6, Goodwill and Other Intangibles, the Company elected to perform a quantitative impairment assessment in 2023.
Other intangible assets, which primarily consist of acquired customer lists that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2023 and 2022.
Retirement Benefits: The Company maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees. The Company’s policy for funding its tax qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth by U.S. law and the laws of the non-U.S. jurisdictions in which the Company offers defined benefit plans. The net benefit (credit) cost of the Company’s defined benefit plans is measured on an actuarial basis using various methods and assumptions.
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
The funded status of the Company's pension plans is recorded in the consolidated balance sheets and provides for a delayed recognition of actuarial gains or losses arising from changes in the projected benefit obligation due to changes in the assumed discount rates, differences between the actual and expected value of plan assets and other assumption changes. The unrecognized pension plan actuarial gains or losses and prior service costs not yet recognized in net periodic benefit (credit) cost are recognized in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax. These gains and losses are amortized prospectively out of AOCI over a period that approximates the remaining life expectancy of participants in plans where substantially all participants are inactive, or the average remaining service period of active participants for plans with active participants. The vast majority of unrecognized losses relate to inactive plans and are amortized over the remaining life expectancy of the participants.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration. In the United Kingdom (U.K.), the plan duration is reflected using the Mercer yield curve.
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
Leases are negotiated with third-parties and, in some instances, contain renewal, expansion and termination options. The Company also subleases certain office facilities to third-parties when the Company no longer utilizes the space. In addition to the base rental costs, the Company's lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. A portion of the Company's real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index ("CPI") as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred. Approximately 98% of the Company's lease obligations are for the use of office space. All of the Company's material leases are operating leases.
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead account as a single lease component. The Company has also elected not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. Refer to Note 12, Leases for additional information.
Capitalized Software Costs: The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $519 million and $492 million, net of accumulated amortization of $2.0 billion and $1.8 billion at December 31, 2023 and 2022, respectively, are included in other assets in the consolidated balance sheets.

Legal and Other Loss Contingencies: The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The Company records a liability when a loss is both probable and reasonably estimable which requires significant management judgment. Legal and other contingent liabilities recorded are not discounted.
The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses, including estimated legal costs. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because the Company is unable, at present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could arise from such claims, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's businesses, results of operations, financial condition or cash flows in a given quarterly or annual period.
At December 31, 2023, the Company’s liability for E&O was $385 million, compared to $419 million at December 31, 2022, of which $71 million and $64 million, respectively, were current liabilities and included in accounts payable and accrued liabilities in the consolidated balance sheets. In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection in accordance with the Company’s various insurance programs.
Income Taxes: The Company's effective tax rate reflects its income, statutory tax rates and tax planning in the various jurisdictions in which it operates. Significant judgment is required in determining the annual tax provision and in evaluating uncertain tax positions and the ability to realize deferred tax assets.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step involves recognition. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based on the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based on new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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
Costs for real estate consolidation are recognized based on the type of cost and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any ROU asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the ROU asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the ROU asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the ROU asset are recognized based on the net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred.
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

Basic and Diluted EPS Calculation
(In millions, except per share data)	2023	2022	2021
Net income before non-controlling interests	$3,802	$3,087	$3,174
Less: Net income attributable to non-controlling interests	46	37	31
Net income attributable to the Company	$3,756	$3,050	$3,143
Basic weighted average common shares outstanding	494	499	507
Dilutive effect of potentially issuable common shares	5	6	6
Diluted weighted average common shares outstanding	499	505	513
Average stock price used to calculate common stock equivalents	$182.30	$160.39	$141.57
Fiduciary Assets and Liabilities: The Company, in its capacity as an insurance broker or agent, generally collects premiums from insureds and after deducting its commissions, remits the premiums to the respective insurance underwriters. The Company also collects claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims proceeds are held by the Company in a fiduciary capacity. The Company's fiduciary assets primarily include bank or short-term time deposits and liquid money market funds, classified as cash and cash equivalents. Since cash and cash equivalents held in a fiduciary capacity are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities.
Risk and Insurance Services revenue includes interest on fiduciary assets of $453 million, $120 million and $15 million in 2023, 2022 and 2021, respectively.

Net uncollected premiums and claims and the related payables were $13.8 billion and $13.0 billion at December 31, 2023 and 2022, respectively. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
As a result of reclassifying cash and cash equivalents held in a fiduciary capacity, total RIS and Consulting assets at December 31, 2022 and 2021, were also conformed to the current presentation for comparative purposes. Refer to Note 17, Segment Information, for the reclassified segment balances.
Foreign Currency: The financial statements of our international subsidiaries are translated from functional currency to U.S. dollars using month-end exchange rates for assets and liabilities, and average monthly exchange rates during the period for revenues and expenses. Translation adjustments are recorded in AOCI within the consolidated statements of equity. Foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in operating income in the consolidated statements of income.
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

The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including from the multiple major wars, escalating conflict throughout the Middle East and rising tension in the South China Sea, slower GDP growth or recession, lower interest rates, capital markets volatility and inflation to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standard update on segment reporting. The new guidance: (1) introduces a requirement to disclose significant segment expenses regularly provided to the chief operating decision maker ("CODM"), (2) extends certain annual disclosures to interim periods, (3) clarifies disclosure requirements for single reportable segment entities, (4) permits more than one measure of segment profit or loss to be reported under certain conditions, and (5) requires disclosure of the title and position of the CODM. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance applies retrospectively to all periods presented in the financial statements. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.
In December 2023, the FASB issued an accounting standard update on income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The new guidance requires public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, all entities are required to disclose on an annual basis the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, and by individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid, net of refunds received. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. An entity should apply the amendments in the standard prospectively, even though retrospective application is permitted. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.
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
Other revenue included in the consolidated statements of income that is not from contracts with customers is less than 1% of total revenue and is not presented as a separate line item.
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
In addition to compensation from its clients, Marsh also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh's placements primarily in Marsh McLennan Agency ("MMA") and parts of Marsh's international operations. Revenue for contingent commissions from insurers is estimated based on historical evidence of the achievement of the respective contingent metrics and recorded as the underlying policies that contribute to the achievement of the metric are placed. Due to the uncertainty of the amount of contingent consideration that will be received, the estimated revenue is constrained to an amount that is probable to not have a significant negative adjustment. Contingent consideration is generally received in the first quarter of the subsequent year.

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
Reinsurance brokerage revenue is recognized on the effective date of the treaty. Payment terms depend on the type of reinsurance. For XOL treaties, brokerage revenue is typically collected in 4 installments during an annual treaty period based on a contractually specified minimum or deposit premium. For proportional or quota share treaties, brokerage is billed as underlying insured risks attach to the reinsurance treaty, generally over 12 to 18 months.
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
Health brokerage and consulting services are components of both Marsh, which includes MMA, and Mercer, with approximately 57% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.

The following table disaggregates various components of the Company's revenue:

For the Years Ended December 31,
(In millions)	2023	2022	2021
Marsh:
EMEA (a) (b) (f)	$3,262	$2,997	$3,236
Asia Pacific (a)	1,295	1,215	1,172
Latin America	559	502	453
Total International	5,116	4,714	4,861
U.S./Canada	6,262	5,791	5,342
Total Marsh	11,378	10,505	10,203
Guy Carpenter (c)	2,258	2,020	1,867
Subtotal	13,636	12,525	12,070
Fiduciary interest income	453	120	15
Total Risk and Insurance Services	$14,089	$12,645	$12,085

Mercer:
Wealth (d)	$2,507	$2,366	$2,509
Health (e)	2,061	2,017	1,855
Career	1,019	962	890
Total Mercer	5,587	5,345	5,254
Oliver Wyman Group (b)	3,122	2,794	2,535
Total Consulting	$8,709	$8,139	$7,789
(a)In the first quarter of 2023, the Company began reporting the Marsh India operations in EMEA. Prior years' results for India have been reclassified from Asia Pacific to EMEA for comparative purposes. Revenue in 2021 also included a gain on consolidation of Marsh India of $267 million.
(b)Revenue in 2022 includes the loss on deconsolidation of the Company's Russian businesses at Marsh and Oliver Wyman Group of $27 million and $12 million, respectively.
(c)Revenue in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees.
(d)Revenue in 2023 includes the loss on sale of an individual financial advisory business in Canada of $17 million.
(e)Revenue in 2022 includes a net gain from the sale of the Mercer U.S. affinity business of $112 million.
(f)Revenue in 2021 includes a net gain on the disposition of businesses of approximately $50 million.
The following table provides contract assets and contract liabilities information from contracts with customers:

December 31, (In millions)	2023	2022	2021
Contract assets	$357	$335	$290
Contract liabilities	$869	$837	$776
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

Details of the change in Contract Assets and Contract Liabilities for 2023 and 2022 are as follows:

For the Years Ended December 31,
(In millions)	2023	2022
Contract Assets
Balance at January 1,	$335	$290
Additions	825	661
Transfers to accounts receivable (a)	(805)	(614)
Effect of foreign exchange rate changes	2	(2)
Balance at December 31,	$357	$335

Contract Liabilities
Balance at January 1,	$837	$776
Cash received for performance obligations not yet fulfilled	822	726
Revenue recognized	(799)	(640)
Effect of foreign exchange rate changes	9	(25)
Balance at December 31,	$869	$837
(a) Amounts transferred to accounts receivable as the rights to bill and collect became unconditional.
The amount of revenue recognized in 2023, 2022 and 2021 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $71 million, $83 million, and $84 million, respectively.
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
At December 31, 2023, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $10 million, $362 million and $370 million, respectively. At December 31, 2022, the Company's capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $19 million, $328 million and $320 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheets. The Company recorded compensation and benefits expense of $1.8 billion, $1.6 billion and $1.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively, related to the amortization of these capitalized assets.
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

3.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31,
(In millions)	2023	2022	2021
Assets acquired, excluding cash, and cash and cash equivalents held in a fiduciary capacity	$1,292	$734	$1,697
Acquisition-related deposit	—	24	—
Fiduciary liabilities assumed	(93)	(6)	(18)
Liabilities assumed	(182)	(49)	(213)
Non-controlling interests assumed	—	(5)	(64)
Fair value of previously-held equity method investment	—	(6)	(390)
Contingent/deferred purchase consideration	(41)	(120)	(153)
Net cash outflow for acquisitions	$976	$572	$859

(In millions)	2023	2022	2021
Interest paid	$499	$431	$441
Income taxes paid, net of refunds	$1,119	$1,049	$1,069
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2023	2022	2021
Operating:
Contingent consideration payments for prior year acquisitions	$(41)	$(38)	$(49)
Receipt of contingent consideration for dispositions	1	—	19
Acquisition/disposition related net charges for adjustments	29	49	57
Adjustments and payments related to contingent consideration	$(11)	$11	$27
Financing:
Contingent consideration for prior year acquisitions	$(135)	$(32)	$(28)
Deferred consideration related to prior year acquisitions	(67)	(126)	(89)
Payments of deferred and contingent consideration for acquisitions	$(202)	$(158)	$(117)

Receipts of contingent consideration for dispositions	$2	$3	$71
The Company had non-cash issuances of common stock under its share-based payment plan of $310 million, $372 million and $228 million in 2023, 2022 and 2021, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $363 million, $367 million and $348 million in 2023, 2022 and 2021, respectively.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses.

An analysis of the allowance for credit losses is provided below:

For the Years Ended December 31,
(In millions)	2023	2022	2021
Balance at January 1,	$160	$166	$142
Provision charged to operations	17	17	46
Accounts written-off, net of recoveries	(20)	(17)	(16)
Effect of exchange rate changes and other	(6)	(6)	(6)
Balance at December 31,	$151	$160	$166
Other
In October 2023, the Company recorded a gain from a legal settlement with a competitor for $58 million, excluding legal fees of approximately $10 million. In 2022, the Company had incurred $30 million in settlement charges and legal costs related to strategic recruiting.

4.    Accumulated Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the years ended December 31, 2023 and 2022, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2023	$(2,721)	$(2,593)	$(5,314)
Other comprehensive (loss) income before reclassifications	(394)	399	5
Amounts reclassified from accumulated other comprehensive income	14	—	14
Net current period other comprehensive (loss) income	(380)	399	19
Balance at December 31, 2023	$(3,101)	$(2,194)	$(5,295)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2022	$(3,202)	$(1,373)	$(4,575)
Other comprehensive income (loss) before reclassifications	371	(1,220)	(849)
Amounts reclassified from accumulated other comprehensive income	110	—	110
Net current period other comprehensive income (loss)	481	(1,220)	(739)
Balance at December 31, 2022	$(2,721)	$(2,593)	$(5,314)
The components of other comprehensive (loss) income for the years ended December 31, 2023, 2022 and 2021 are as follows:

For the Year Ended December 31,	2023
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$389	$(10)	$399
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(2)	—	(2)
Net actuarial losses (a)	20	5	15
Effect of settlement (a)	2	1	1
Subtotal	20	6	14
Net losses arising during period	(349)	(85)	(264)
Foreign currency translation adjustments	(167)	(42)	(125)
Other adjustments	(7)	(2)	(5)
Pension/post-retirement plans loss	(503)	(123)	(380)
Other comprehensive (loss) income	$(114)	$(133)	$19
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

For the Year Ended December 31,	2022
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(1,198)	$22	$(1,220)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(2)	—	(2)
Net actuarial losses (a)	150	38	112
Effect of settlement (a)	2	—	2
Subtotal	150	38	112
Net gains arising during period	203	51	152
Foreign currency translation adjustments	285	71	214
Other adjustments	3	—	3
Pension/post-retirement plans gains	641	160	481
Other comprehensive (loss) income	$(557)	$182	$(739)
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
The components of accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2023	December 31, 2022
Foreign currency translation adjustments (net of deferred tax asset of $2 in 2023 and deferred tax liability of $8 in 2022, respectively)	$(2,194)	$(2,593)
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,463 and $1,340 in 2023 and 2022, respectively)	(3,101)	(2,721)
Total	$(5,295)	$(5,314)

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
The Risk and Insurance Services segment completed 9 acquisitions in 2023:
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
•November - Marsh acquired HIG Australia Holdco Pty Ltd ("Honan Insurance Group"), an Australia-based insurance broker in the areas of corporate risk, employee benefits, and strata and real estate insurance.
The Consulting segment completed 5 acquisitions in 2023:
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
•October – Mercer acquired BT Financial Group's Private Portfolio Management, an Australia-based wealth management business that provides investment solutions to not-for-profit organizations, high-net worth clients and their financial advisers.
Total purchase consideration for acquisitions made during 2023 was $1.2 billion, which consisted of cash paid of $1.1 billion, and deferred and estimated contingent purchase consideration of $41 million. Contingent consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities.

In 2023, the Company also paid $67 million of deferred purchase consideration and $176 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2023, based on the estimated fair values for the acquisitions as of their respective acquisition dates. Amounts in the table primarily reflect the impact of Honan Insurance Group, Graham Company and the Westpac Transaction.

Acquisitions for the Year Ended December 31, 2023
(In millions)
Cash	$1,140
Estimated fair value of deferred/contingent consideration	41
Total consideration	$1,181
Allocation of purchase price:
Cash and cash equivalents	$48
Cash and cash equivalents held in a fiduciary capacity	93
Net receivables	46
Other current assets	9
Goodwill	813
Other intangible assets	427
Fixed assets, net	3
Right of use assets	17
Total assets acquired	1,456
Current liabilities	68
Fiduciary liabilities	93
Other liabilities	114
Total liabilities assumed	275
Net assets acquired	$1,181
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

The following table provides information about other intangible assets acquired in 2023:

Other intangible assets through December 31, 2023 (In millions)	Amount	Weighted Average Amortization Period
Customer relationships	$407	12.8 years
Other	20	4.0 years
Total other intangible assets	$427
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statement of income for 2023 includes approximately $152 million of revenue and $24 million of operating income related to acquisitions made in 2023. The consolidated statement of income for 2022 includes approximately $58 million of revenue and $5 million of operating loss related to acquisitions made in 2022, and the consolidated statement of income for 2021 includes approximately $114 million of revenue and $3 million of operating income related to acquisitions made in 2021.
In 2023 and 2022, acquisition and integration related costs were $45 million and $29 million, respectively. These included $39 million and $21 million in 2023 and 2022, respectively, related to the Westpac Transaction, primarily for technology, consulting, legal and people related costs. Acquisition and integrations costs are included in other operating expenses in the Company's consolidated statements of income.
Dispositions
On January 1, 2024, the Company sold its Mercer U.S. health and benefits and U.K pension administration businesses for approximately $110 million. The Company expects the gain on sale not to be material. The Company reclassified $70 million of related net assets as assets held for sale, primarily goodwill and intangible assets, to other current assets at December 31, 2023.
In January 2023, the Company entered into an agreement for the sale of an individual financial advisory business in Canada which was completed in May 2023. As a result, the Company recorded a loss of $17 million in 2023, primarily related to the write-down of the customer relationship intangible assets. The loss is included in revenue in the consolidated statements of income.
In connection with the disposition of the Mercer U.S. affinity business in 2022, the Company transferred to the buyer an additional $24 million of cash and cash equivalents held in a fiduciary capacity in 2023.
Prior year acquisitions
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
•December – MMA acquired McDonald-Zaring Insurance, Inc., a Washington-based full-service broker focused on agribusiness, wineries, crops and contractors, Chartwell Insurance Brokers, Inc., a Massachusetts-based full-service broker that specializes in commercial Property & Casualty insurance in the technology, financial services and non-profit space, and HMS Insurance Associates, Inc., a Maryland-based full-service broker providing commercial, surety, employee benefits, and personal lines insurance. Marsh acquired BHM Consultores S.A., d/b/a Grupo Mesos, a leading auto affinity insurance broker specialist in Chile that has extensive distribution partnerships with car dealerships, original equipment manufacturers and auto finance companies.
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
Total purchase consideration for acquisitions made in 2022 was $705 million, which consisted of cash paid of $579 million and deferred and estimated contingent purchase consideration of $120 million and the fair value of a previously held equity method investment of $6 million. Contingent consideration arrangements are generally based on EBITDA or revenue targets over periods of 2 to 4 years. The fair value of the contingent consideration was based on projected revenue and earnings of the acquired entities. In 2022, the Company also paid $126 million of deferred purchase consideration and $70 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
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

As a result, the Company deconsolidated its Russian businesses effective as of the end of the first quarter of 2022, and recorded a loss of $39 million included in revenue in the consolidated statements of income. The loss consisted of the reclassification of cumulative translation losses from AOCI and a charge for the write-off of the Russia businesses' net assets.
In June 2022, the Company entered into a definitive agreement to exit its businesses in Russia and transfer ownership to local management, pending regulatory approvals.
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company in 2023, 2022 and 2021. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2022 and reflects acquisitions made in 2022 as if they occurred on January 1, 2021. The 2021 information includes 2021 acquisitions as if they occurred on January 1, 2020. The unaudited pro-forma information includes the effects of amortization of acquired intangibles in all years. The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

For the Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
Revenue	$22,904	$21,238	$20,220
Net income attributable to the Company	$3,807	$3,058	$3,177
Basic net income per share attributable to the Company	$7.71	$6.12	$6.27
Diluted net income per share attributable to the Company	$7.63	$6.06	$6.20
6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. The reporting unit level is defined as the same level as the Company's operating segments. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may elect to proceed directly to the quantitative goodwill impairment test.
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived identified intangible assets at December 31, 2023 and 2022.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2023	2022
Balance at January 1,	$16,251	$16,317
Goodwill acquired	813	460
Other adjustments (a)	167	(526)
Balance at December 31,	$17,231	$16,251
(a) Primarily reflects the impact of foreign exchange.

The goodwill arising from acquisitions in 2023 and 2022 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained assembled workforce acquired.
The goodwill acquired in 2023 included approximately $230 million and $12 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes. The goodwill acquired in 2022 included approximately $348 million and $64 million in the Risk and Insurance Service and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocable to the Company’s reportable segments at December 31, 2023, is $13.2 billion for Risk and Insurance Services and $4.0 billion for Consulting.
The gross cost and accumulated amortization of other intangible assets at December 31, 2023 and 2022 are as follows:

(In millions)	2023			2022
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$4,337	$1,761	$2,576	$3,993	$1,508	$2,485
Other (a)	391	337	54	360	308	52
Other intangible assets	$4,728	$2,098	$2,630	$4,353	$1,816	$2,537
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $343 million, $338 million, and $365 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated future aggregate amortization expense is as follows:

For the Years Ended December 31,
(In millions)	Estimated Expense
2024	$351
2025	309
2026	287
2027	278
2028	270
Subsequent years	1,135
Total future amortization	$2,630

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions)	2023	2022	2021
Income before income taxes:
U.S.	$1,823	$1,468	$1,590
Other	3,203	2,614	2,618
	$5,026	$4,082	$4,208

The expense (benefit) for income taxes is comprised of:
Current –
U.S. Federal	$273	$262	$251
Other national governments	838	653	714
U.S. state and local	142	123	132
	1,253	1,038	1,097
Deferred –
U.S. Federal	29	38	(40)
Other national governments	(73)	(91)	(12)
U.S. state and local	15	10	(11)
	(29)	(43)	(63)
Total income taxes	$1,224	$995	$1,034
The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions)	2023	2022
Deferred tax assets:
Accrued expenses not currently deductible (a)	$679	$670
Differences related to non-U.S. operations (b)	299	275
Accrued U.S. retirement benefits	134	172
Net operating losses (c)	297	285
Income currently recognized for tax	48	34
Other	32	25
	$1,489	$1,461

Deferred tax liabilities:
Differences related to non-U.S. operations	$586	$543
Depreciation and amortization	527	510
Accrued retirement & post-retirement benefits – non-U.S. operations	404	408
Capitalized expenses currently recognized for tax	120	107
Other	38	57
	$1,675	$1,625
(a) Net of valuation allowances of $3 million in 2023 and $5 million in 2022.
(b) Net of valuation allowances of $53 million in 2023 and $160 million in 2022.
(c) Net of valuation allowances of $69 million in 2023 and 2022.

December 31,
(In millions)	2023	2022
Balance sheet classifications:
Deferred tax assets	$357	$358
Other liabilities	$543	$522
The amount of cumulative undistributed earnings that are indefinitely reinvested in non-U.S. subsidiaries is approximately $830 million at December 31, 2023. While no additional U.S. federal income tax would be required if such earnings were repatriated, additional state and withholding taxes would apply. The amount of these additional taxes is estimated to be approximately $80 million.
Future U.S. federal tax costs related to basis differences in non-U.S. subsidiaries would primarily be realized through the U.S. Global Intangible Low-Taxed Income ("GILTI") minimum tax regime. The Company elected to recognize GILTI tax costs as a period cost and has not provided deferred tax liabilities on these basis differences.
A reconciliation from the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

For the Years Ended December 31,	2023	2022	2021
U.S. Federal statutory rate	21.0%	21.0%	21.0%
U.S. state and local income taxes — net of U.S. Federal income tax benefit	2.6	2.7	2.3
Differences related to non-U.S. operations	2.2	0.8	0.1
Change in valuation allowance	(1.4)	(0.1)	—
U.K. statutory rate change	—	—	2.6
Gain on consolidation of business	—	—	(1.5)
Equity compensation	(0.7)	(0.7)	(0.7)
Uncertain tax positions	(0.1)	0.1	0.1
Other	0.7	0.6	0.7
Effective tax rate	24.3%	24.4%	24.6%
The rates in all periods reflect the effects of tax planning and the ongoing impact of regulatory and other guidance as it became available. The tax rates in all periods include a valuation allowance for certain tax credits, the impact of uncertain tax positions, and certain tax planning benefits. The tax rate in 2023 includes the effect of a release of valuation allowances on deferred tax assets related to the Company’s non-U.S. operations, due to sustained profitability. The tax rate in 2021 also included the effect of a statutory rate change in the U.K. and the tax effect of a gain from the fair value re-measurement of the Company’s previously held equity method investment in Marsh India when the Company increased its ownership interest from 49% to 92%. The Company does not intend to dispose the business and has indefinitely reinvested this gain.
A valuation allowance was recorded to adjust deferred tax assets to the amount that the Company believes is more likely than not to be realized. Valuation allowances had a net decrease of $110 million and $1 million in 2023 and 2022, respectively, and an increase of $36 million in 2021. Adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $94 million in 2023. Adjustments of the beginning of the year valuation allowances decreased income tax expense by $5 million in 2022 and increased tax expense by $2 million in 2021. Approximately 10% of the Company’s net operating loss carryforwards expire from 2023 through 2038, and the remaining 90% are unlimited. The gross deferred tax assets of the potential tax benefit from net operating loss carryforwards at the end of 2023 comprised of federal, state and local, and non-U.S. tax benefits of $1 million, $4 million, and $363 million, respectively.
Changes in tax laws, rulings, policies or related legal and regulatory interpretations occur frequently and may also have significant favorable or adverse impacts on our effective tax rate. In July 2023, the U.K. enacted legislation to implement Pillar 2 of the Organization for Economic Cooperation and Development's ("OECD") framework, effective from January 1, 2024. This minimum tax will be treated as a period cost in future years and does not impact operating results for 2023. Other countries in the European Union (E.U.) and elsewhere have similarly adopted legislation. The Company is continuing to monitor legislative developments, especially in the E.U.

countries, and is in the process of evaluating the potential impact of the U.K. and other enacted legislation on its results of future operations.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The Company evaluated the provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. The IRA was effective as of January 1, 2023, and does not have a significant impact on the Company's financial results of operations for the current year.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

(In millions)	2023	2022	2021
Balance at January 1,	$97	$94	$98
Additions, based on tax positions related to current year	6	1	2
Additions for tax positions of prior years	44	15	11
Reductions for tax positions of prior years	(8)	(2)	(1)
Settlements	(8)	(2)	(1)
Lapses in statutes of limitations	(7)	(9)	(15)
Balance at December 31,	$124	$97	$94
Of the total unrecognized tax benefits at December 31, 2023, 2022, and 2021, $122 million, $94 million and $87 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties, before any applicable federal benefit, was $48 million at December 31, 2023 and 2022, and $45 million at December 31, 2021.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction, the Company participates in the Internal Revenue Service’s ("IRS") Compliance Assurance Process ("CAP"), which is structured to be, in effect, a real-time audit. In 2021, the IRS concluded its examination of the Company’s 2017, 2018, and 2019 tax returns. The Company was accepted into the Bridge phase of the CAP program for tax years 2020 and 2021, and generally will not be audited by the IRS for those years. The IRS CAP Maintenance Audit for tax year 2022 is ongoing. In 2023, the IRS began its pre-filing examination of the Company's 2023 tax year. New York is a significant tax jurisdiction for the Company. New York State and New York City have continuing examinations underway in 2023 for various entities covering the years 2015 through 2019. In 2023, the New York State audits for 2013-2014 and the New York City audits for 2010-2014 were finalized. The New York State audits for 2010-2012 were finalized in 2022.
We conduct business through multiple legal entities in significant jurisdictions outside the U.S. Separate audits for individual entities within a jurisdiction may open or close within a particular year. The status of audits for significant jurisdictions outside the U.S. are summarized in the table below:

Tax Audit (Years)
Jurisdiction:	Initiated in 2023	Ongoing	Concluded in 2023
Germany	2017 - 2020	2013 - 2016
Italy	2017	2015, 2016
Singapore	2019, 2020	2017 - 2021	2020
United Kingdom	2021	2016 - 2020
Mexico	2017
Canada	2019 - 2021
India	2021	2007 - 2020
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company. However, an adverse resolution of tax matters from current or future audits or tax litigation could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $58 million within the next 12 months due to settlement of audits and expiration of statutes of limitations.

8.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees.
Combined U.S. and Non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and post-retirement benefit plans are as follows:

	Pension Benefits		Post-retirement Benefits
	2023	2022	2023	2022
Weighted average assumptions:
Discount rate (for expense)	5.16%	2.28%	4.92%	2.36%
Expected return on plan assets	5.31%	4.57%	—	—
Rate of compensation increase (for expense) *	3.16%	3.34%	—	—
Discount rate (for benefit obligation)	4.95%	5.16%	5.26%	4.92%
Rate of compensation increase (for benefit obligation) *	3.16%	3.16%	—	—
(*) There are no rate of compensation increase assumptions for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At December 31, 2023, the actual allocation for the U.S. plans was 49% equities and equity alternatives and 51% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 79% of non-U.S. plan assets, is 14% equities and equity alternatives and 86% fixed income. At December 31, 2023, the actual allocation for the U.K. plans was 13% equities and equity alternatives and 87% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit (credit) or cost of the Company's defined benefit and other post-retirement plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit (credit) or cost for the years 2023, 2022 and 2021 are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Post-retirement
For the Years Ended December 31,	Benefits			Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Service cost	$23	$28	$38	$—	$—	$1
Interest cost	599	389	341	3	3	2
Expected return on plan assets	(860)	(778)	(832)	—	—	—
Amortization of prior service	—	1	—	(2)	(2)	(2)
Recognized actuarial loss (gain)	22	149	206	(3)	1	1
Net periodic benefit (credit) cost	(216)	(211)	(247)	(2)	2	2
Curtailment loss	—	—	2	—	—	—
Settlement loss	2	2	5	—	—	—
Net benefit (credit) cost	$(214)	$(209)	$(240)	$(2)	$2	$2

The following table provides the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Compensation and benefits expense	$23	$28	$38	$—	$—	$1
Other net benefit (credit) cost	(237)	(237)	(278)	(2)	2	1
Net benefit (credit) cost	$(214)	$(209)	$(240)	$(2)	$2	$2
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

U.S. Plans
The following tables provide information concerning the Company’s U.S. defined benefit pension and post-retirement benefit plans:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$4,876	$6,594	$22	$28
Interest cost	260	193	1	1
Employee contributions	—	—	3	3
Actuarial (gain) loss	(20)	(1,625)	2	(3)
Benefits paid	(426)	(286)	(8)	(7)
Benefit obligation, December 31	$4,690	$4,876	$20	$22
Change in plan assets:
Fair value of plan assets at beginning of year	$4,276	$5,537	$2	$2
Actual return on plan assets	351	(1,005)	—	—
Employer contributions	33	30	5	4
Employee contributions	—	—	3	3
Benefits paid	(426)	(286)	(8)	(7)
Fair value of plan assets, December 31	$4,234	$4,276	$2	$2
Net funded status, December 31	$(456)	$(600)	$(18)	$(20)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(31)	$(31)	$(1)	$(1)
Non-current liabilities	(425)	(569)	(17)	(19)
Net liability recognized, December 31	$(456)	$(600)	$(18)	$(20)
Amounts recognized in other comprehensive income (loss):
Prior service (cost)	$(1)	$(1)	$—	$—
Net actuarial (loss) gain	(1,347)	(1,419)	4	8
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,348)	$(1,420)	$4	$8
Cumulative employer contributions in excess of (less than) net benefit (credit) cost	892	820	(22)	(28)
Net amount recognized in consolidated balance sheet	$(456)	$(600)	$(18)	$(20)
Accumulated benefit obligation, December 31	$4,690	$4,876	$—	$—

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2023	2022	2023	2022
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,419)	$(1,777)	$8	$3
Recognized as component of net benefit cost (credit)	19	74	(2)	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Other	(7)	—	—	2
Liability experience	20	1,625	(2)	3
Asset experience	40	(1,341)	—	—
Total gain recognized as change in plan assets and benefit obligations	53	284	(2)	5
Net actuarial (loss) gain, December 31	$(1,347)	$(1,419)	$4	$8

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Post-retirement Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$(105)	$(427)	$(722)	$3	$(4)	$—
The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the U.S. defined benefit and other U.S. post-retirement plans are as follows:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
	2023	2022	2023	2022
Weighted average assumptions:
Discount rate (for expense)	5.53%	3.00%	5.31%	2.56%
Expected return on plan assets	6.49%	6.88%	—	—
Discount rate (for benefit obligation)	5.52%	5.53%	5.34%	5.31%
The accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $4.7 billion and $4.2 billion, respectively, at December 31, 2023 and $4.9 billion and $4.3 billion, respectively, at December 31, 2022.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $4.7 billion and $4.2 billion, respectively, at December 31, 2023 and $4.9 billion and $4.3 billion, respectively, at December 31, 2022.
At December 31, 2023, the U.S. qualified plan holds 1 million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 4.5% of that plan's assets at December 31, 2023.

The components of the net benefit (credit) cost for the U.S. defined benefit and other post-retirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Interest cost	$260	$193	$184	$1	$1	$1
Expected return on plan assets	(311)	(336)	(327)	—	—	—
Recognized actuarial loss (gain)	19	74	90	(2)	—	(1)
Net benefit (credit) cost	$(32)	$(69)	$(53)	$(1)	$1	$—
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles is approximately 6.1% in 2023, gradually declining to 4.0% in 2046. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5.0%.
Estimated Future Contributions
The Company expects to contribute approximately $31 million to its non-qualified U.S. plans in 2024. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law. The Company was not required to and made no contributions to its U.S. qualified plans in 2023. In 2024, the Company is required to make contributions totaling $2 million to its U.S. qualified plans.

Non-U.S. Plans
The following tables provide information concerning the Company’s non-U.S. defined benefit pension and post-retirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$6,886	$12,057	$48	$68
Service cost	23	28	—	—
Interest cost	339	196	2	2
Employee contributions	3	3	—	—
Plan combination	—	2	—	—
Actuarial loss (gain)	226	(3,953)	(10)	(14)
Effect of settlement	(15)	(22)	—	—
Benefits paid	(352)	(342)	(2)	(2)
Foreign currency changes	411	(1,083)	2	(6)
Benefit obligation, December 31	$7,521	$6,886	$40	$48
Change in plan assets:
Fair value of plan assets at beginning of year	$8,764	$13,855	$—	$—
Plan combination	—	1	—	—
Actual return on plan assets	358	(3,609)	—	—
Effect of settlement	(15)	(22)	—	—
Company contributions	78	139	2	2
Employee contributions	3	3	—	—
Benefits paid	(352)	(342)	(2)	(2)
Foreign currency changes	472	(1,261)	—	—
Fair value of plan assets, December 31	$9,308	$8,764	$—	$—
Net funded status, December 31	$1,787	$1,878	$(40)	$(48)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$2,050	$2,127	$—	$—
Current liabilities	(7)	(6)	(3)	(3)
Non-current liabilities	(256)	(243)	(37)	(45)
Net asset (liability) recognized, December 31	$1,787	$1,878	$(40)	$(48)
Amounts recognized in other comprehensive loss:
Prior service (cost) credit	$(17)	$(16)	$3	$5
Net actuarial (loss) gain	(3,219)	(2,610)	17	6
Total recognized accumulated other comprehensive (loss) income, December 31	$(3,236)	$(2,626)	$20	$11
Cumulative employer contributions in excess of (less than) net benefit (credit) cost	5,023	4,504	(60)	(59)
Net asset (liability) recognized in consolidated balance sheets, December 31	$1,787	$1,878	$(40)	$(48)
Accumulated benefit obligation, December 31	$7,396	$6,776	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2023	2022	2023	2022
Reconciliation of prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning balance	$(16)	$(18)	$5	$7
Recognized as component of net benefit (credit) cost:
Amortization of prior service credit	—	—	(2)	(2)
Total recognized as component of net benefit (credit) cost	—	—	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Exchange rate adjustments	(1)	2	—	—
Prior service (cost) credit, December 31	$(17)	$(16)	$3	$5

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2023	2022	2023	2022
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(2,610)	$(2,904)	$6	$(10)
Recognized as component of net benefit (credit) cost:
Amortization of net loss (gain)	3	75	(1)	1
Effect of settlement	2	2	—	—
Total recognized as component of net benefit cost (credit)	5	77	(1)	1
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(226)	3,953	10	14
Asset experience	(191)	(4,051)	—	—
Total amount recognized as change in plan assets and benefit obligations	(417)	(98)	10	14
Exchange rate adjustments	(197)	315	2	1
Net actuarial (loss) gain, December 31	$(3,219)	$(2,610)	$17	$6

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$429	$(436)	$(745)	$(9)	$(13)	$(2)

The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the non-U.S. defined benefit plans are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
	2023	2022	2023	2022
Weighted average assumptions:
Discount rate (for expense)	4.89%	1.89%	4.73%	2.28%
Expected return on plan assets	4.74%	3.64%	—	—
Rate of compensation increase (for expense)	3.16%	3.34%	—	—
Discount rate (for benefit obligation)	4.59%	4.89%	5.22%	4.73%
Rate of compensation increase (for benefit obligation)	3.16%	3.16%	—	—
The accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $427 million and $210 million, respectively, at December 31, 2023 and $935 million and $718 million, respectively, at December 31, 2022.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $1.3 billion and $1.0 billion, respectively, at December 31, 2023 and $1.0 billion and $723 million, respectively, at December 31, 2022.
Components of Net Benefit (Credit) or Cost
The components of the net benefit (credit) or cost for the non-U.S. defined benefit and other post-retirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Service cost	$23	$28	$38	$—	$—	$1
Interest cost	339	196	157	2	2	1
Expected return on plan assets	(549)	(442)	(505)	—	—	—
Amortization of prior service credit	—	1	—	(2)	(2)	(2)
Recognized actuarial loss	3	75	116	(1)	1	2
Net periodic benefit (credit) cost	(184)	(142)	(194)	(1)	1	2
Settlement loss	2	2	5	—	—	—
Curtailment loss	—	—	2	—	—	—
Net benefit (credit) cost	$(182)	$(140)	$(187)	$(1)	$1	$2
The assumed health care cost trend rate was approximately 8.87% in 2023, gradually declining to 4.46% in 2040. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans.
Estimated Future Contributions
The Company expects to contribute approximately $78 million to its non-U.S. pension plans in 2024. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements under U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
In the U.K., the assumptions used to determine pension contributions are the result of legally prescribed negotiations between the Company and the plans' trustee that typically occurs every 3 years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status than under U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.

In 2021, following the acquisition of Jardine Lloyd Thompson Group plc ("JLT"), the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $41 million to the JLT section in 2023 and is expected to make contributions totaling approximately $38 million in 2024.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022 based on the surplus funding position at December 31, 2021. In accordance with the agreement no deficit funding is required the earliest until 2026. The funding level will be re-assessed during 2025, as part of the December 31, 2024 actuarial valuation, to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions by the U.K. operating companies under certain circumstances, up to £450 million (or $576 million) over a seven-year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and post-retirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
2024	$316	$380	$3	$3
2025	$327	$367	$3	$3
2026	$338	$377	$2	$3
2027	$342	$390	$2	$3
2028	$344	$404	$2	$3
2029-2033	$1,719	$2,227	$7	$14
Defined Benefit Plans Fair Value Disclosures
The U.S. and non-U.S. plan investments are classified into:
•Level 1, which refers to investments valued using quoted prices from active markets for identical assets;
•Level 2, which refers to investments not traded on an active market but for which observable market inputs are readily available;
•Level 3, which refers to investments valued based on significant unobservable inputs; and
•Investments valued using net asset value ("NAV") as a practical expedient.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 10, Fair Value Measurements, for further description of the fair value hierarchy.

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$43	$—	$—	$3,535	$3,578
Corporate obligations	—	2,806	—	—	2,806
Corporate stocks	227	37	1	—	265
Private equity/partnerships	—	—	—	1,444	1,444
Government securities	23	5,077	—	—	5,100
Real estate	—	—	—	63	63
Short-term investment funds	488	—	—	—	488
Company common stock	189	—	—	—	189
Other investments	7	14	302	—	323
Total investments	$977	$7,934	$303	$5,042	$14,256
Net derivative liabilities	—	(804)	—	—	(804)
Net investments	$977	$7,130	$303	$5,042	$13,452

	Fair Value Measurements at December 31, 2022
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$43	$—	$—	$3,995	$4,038
Corporate obligations	—	2,402	—	—	2,402
Corporate stocks	527	36	1	—	564
Private equity/partnerships	—	—	—	1,433	1,433
Government securities	15	4,662	—	—	4,677
Real estate	—	—	—	261	261
Short-term investment funds	609	3	—	—	612
Company common stock	331	—	—	—	331
Other investments	10	11	308	—	329
Total investments	$1,535	$7,114	$309	$5,689	$14,647
Net derivative liabilities	—	(1,605)	—	—	(1,605)
Net investments	$1,535	$5,509	$309	$5,689	$13,042
The above tables do not include receivables or payables related to securities at December 31, 2023 and 2022.

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2023 and December 31, 2022:

Assets (In millions)	Fair Value, January 1, 2023	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2023
Other investments	$308	$16	$(15)	$(21)	$—	$14	$—	$302
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$309	$16	$(15)	$(21)	$—	$14	$—	$303

Assets (In millions)	Fair Value, January 1, 2022	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2022
Other investments	$662	$18	$(19)	$(302)	$—	$(51)	$—	$308
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$663	$18	$(19)	$(302)	$—	$(51)	$—	$309
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
Insurance group annuity contracts (included in Other investments): The fair values for these investments are based on the current market value of the aggregate accumulated contributions plus interest earned.
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
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("MMC 401(k) Plan") and the Marsh & McLennan Agency Savings and Investment Plan (collectively, the "401(k) Plans"), that are qualified under U.S. tax laws. For the 401(k) Plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations, and the Company matches a fixed portion of the employees’ contributions. In addition, the Company also amended the MMC 401(k) Plan for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plans contain an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $726 million of the 401(k) Plans' assets at December 31, 2023 and $677 million at December 31, 2022 were invested in the Company’s common stock. If a participant does not choose an investment direction for their future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $173 million in 2023, $161 million in 2022 and $150 million in 2021. In addition, the Company has significant defined contribution plans in the U.K. Effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. In addition, the Company assumed responsibility for the defined contribution section of the JLT U.K. plan. Members of the JLT U.K. plan defined contribution section transferred to the MMC U.K. Pension Fund defined contribution section in 2021. The cost of the U.K. defined contribution plan was $158 million, $140 million and $141 million in 2023, 2022 and 2021, respectively.
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
The estimated fair value of options granted is calculated using the Black-Scholes option pricing valuation model. This model considers several factors and assumptions. The dividend yield assumption is based on anticipated dividends over the expected life of the stock options.
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Risk-free interest rate	4.11%	1.88%	0.79%
Expected life (in years)	5.8	5.8	6.0
Expected volatility	22.59%	22.58%	23.45%
Expected dividend yield	1.44%	1.41%	1.58%
A summary of the status of the Company’s stock option awards at December 31, 2023 and changes during the year then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2023	7,533,045	$99.18
Granted	699,662	$164.15
Exercised	(1,537,473)	$75.59
Forfeited	(99,472)	$143.89
Balance at December 31, 2023	6,595,762	$110.90	5.2 years	$514,853
Options vested or expected to vest at December 31, 2023	6,542,158	$110.66	5.2 years	$512,214
Options exercisable at December 31, 2023	4,320,314	$94.59	4.2 years	$407,683
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted in 2023, 2022 and 2021 was $41.92, $31.38 and $22.25, respectively. The total intrinsic value of options exercised during the same periods was $164 million, $56 million and $138 million, respectively.
At December 31, 2023, there was $30 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.38 years. Cash received from the exercise of stock options in 2023, 2022 and 2021 was $116 million, $50 million and $103 million, respectively.
The Company's policy is to issue treasury shares upon option exercises or share unit conversion. The Company intends to issue treasury shares as long as an adequate number of those shares is available.
Restricted Stock Units and Performance Stock Units: The Company currently grants RSU and PSU awards under the 2020 Plan. The Compensation Committee determines the restrictions on such units, when the restrictions lapse, when the units vest and are paid, and under what terms the units are forfeited. The cost of these awards is amortized over the vesting period, which is generally 3 years. Dividend equivalents are not paid out unless and until such time that the award vests and shares are distributed.

The payout for PSU awards is based on the Company's adjusted EPS growth as modified for executive compensation purposes and a relative total stockholder return ("TSR") modifier versus the S&P 500 constituents, both measured on a three-year basis. The number of shares earned at the end of the three-year vesting period varies from 0% to 200% of the number of PSUs granted depending on adjusted EPS growth and relative TSR performance. PSU awards are paid out generally at the end of February after the three-year performance period is completed.
The Company accounts for PSU awards as performance condition restricted stock units. The adjusted EPS-related performance condition is not considered in the determination of grant date fair value of such awards. Compensation cost is recognized over the performance period based on management's estimate of the number of units expected to vest and shares to be paid in connection with adjusted EPS growth and is adjusted to reflect the actual number of shares paid out at the end of the three-year performance period for such performance.
The TSR modifier is a market condition with the grant-date fair value determined using a Monte Carlo simulation model. The Monte Carlo model considers several factors and assumptions including the risk-free interest rate, historical volatility of and correlations between the stock prices of the Company and the S&P 500 constituents, and the Company's relative TSR versus S&P 500 constituents for the brief portion of the three-year performance period prior to the grant date.
The assumptions used in the Monte Carlo simulation model for PSU awards granted with the TSR modifier by the Company in 2023 include:

2023
Risk-Free Interest Rate	4.44%
Dividend Yield	1.4%
Volatility	28.0%
Initial TSR	(2.6)%
A summary of the status of the Company's RSU and PSU awards at December 31, 2023 and changes during the period then ended are presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2023	4,182,695	$135.01	638,978	$133.36
Granted	1,939,993	$165.05	178,738	$170.80
Vested	(1,998,640)	$128.51	(206,580)	$127.71
Forfeited	(200,380)	$146.22	(19,799)	$147.84
Non-vested balance at December 31, 2023	3,923,668	$152.60	591,337	$146.17
The weighted-average grant-date fair value of the Company's RSU awards granted in 2022 and 2021 was $152.34 and $120.19, respectively. The weighted-average grant-date fair value of the Company's PSU awards granted in 2022 and 2021 was $151.00 and $122.77, respectively. The total fair value of the shares distributed in 2023, 2022 and 2021 in connection with the Company's non-option equity awards was $398 million, $560 million and $278 million, respectively.
The payout of shares in 2023 with respect to the PSU awards granted in 2020 was 200% of target based on performance for the three-year performance period. In aggregate, 413,160 shares became distributable in respect to PSUs vested in 2023.
At December 31, 2023, there was $368 million of unrecognized compensation cost related to the Company's RSU and PSU awards. The weighted-average period over which that cost is expected to be recognized is approximately one year.

Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999 following its fifth annual offering. In accordance with the current terms of the 1999 Plan, shares are purchased 4 times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. In accordance with the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007 and the addition of 4,750,000 shares due to a shareholder action in May 2018, no more than 40,350,000 shares of the Company's common stock may be sold. Employees purchased 331,017 shares in 2023 and at December 31, 2023, 3,862,742 shares were available for issuance for the 1999 Plan.
In accordance with the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, the addition of 4,000,000 shares due to a shareholder action in May 2007 and reducing the shares available by 1,000,000 consistent with the Company's Board of Directors' action in March 2018, no more than 11,000,000 shares of the Company's common stock may be sold. Employees purchased 116,578 shares in 2023 and there were 804,211 shares available for issuance at December 31, 2023 for the International Plan. The plans are considered non-compensatory.
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
Contingent Purchase Consideration Assets and Liabilities - Level 3
Purchase consideration for some acquisitions and dispositions made by the Company includes contingent consideration arrangements. Contingent consideration arrangements are based primarily on EBITDA or revenue targets over a period of 2 to 4 years. The fair value of the contingent purchase consideration asset and liability is estimated as the present value of future cash flows to be paid, based on projections of revenue and earnings and related targets of the acquired and disposed entities.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022:

(In millions)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/23	12/31/22	12/31/23	12/31/22	12/31/23	12/31/22	12/31/23	12/31/22
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$5	$6	$—	$—	$—	$—	$5	$6
Mutual funds (a)	178	162	—	—	—	—	178	162
Money market funds (b)	606	146	—	—	—	—	606	146
Other equity investment (a)	—	—	—	13	—	—	—	13
Contingent purchase consideration asset (c)	—	—	—	—	1	3	1	3
Total assets measured at fair value	$789	$314	$—	$13	$1	$3	$790	$330
Fiduciary Assets:
Money market funds	180	201	—	—	—	—	180	201
Total fiduciary assets measured at fair value	$180	$201	$—	$—	$—	$—	$180	$201
Liabilities:
Contingent purchase consideration liability (d)	$—	$—	$—	$—	$252	$377	$252	$377
Total liabilities measured at fair value	$—	$—	$—	$—	$252	$377	$252	$377
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
In 2023 and 2022, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2023 and December 31, 2022.

(In millions)	2023	2022
Balance at January 1,	$377	$352
Net additions	22	46
Payments	(176)	(70)
Revaluation impact	29	49
Balance at December 31,	$252	$377

Long-Term Investments
The Company holds investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $266 million and $215 million at December 31, 2023 and 2022, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $63 million and $56 million at December 31, 2023 and 2022, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis. In December 2021, the Company increased its ownership in Marsh India from 49% to 92%. Prior to the increase in ownership, the Company accounted for the investment under the equity method of accounting.
Private Equity Investments
The Company's investments in private equity funds were $203 million and $159 million at December 31, 2023 and 2022, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income from these investments of $7 million, $18 million and $56 million in 2023, 2022 and 2021, respectively.
At December 31, 2023, the Company has commitments for potential future investments of approximately $121 million in private equity funds that invest primarily in financial services companies.
Other Investments
The Company held certain equity investments with readily determinable market values at December 31, 2023 and 2022, of $16 million and $17 million, respectively. In 2023, the Company recorded a mark-to-market loss on these investments of $1 million, and mark-to-market gains of $11 million and $5 million in 2022 and 2021, respectively.
The Company also held investments without readily determinable market values of $20 million and $42 million at December 31, 2023 and 2022, respectively. In 2023, the Company recorded a net loss of $1 million on these investments. In 2022, the Company sold certain of these investments for cash proceeds of approximately $62 million, including its remaining investment in the common stock of Alexander Forbes, and recorded a net loss of $4 million.
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
The U.S. dollar value of the Euro notes increased by $54 million in 2023 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the year ended December 31, 2023.

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
In 2023 and 2022, the Company determined that $27 million and $118 million of its ROU assets, respectively, were impaired and recorded a charge to the consolidated statements of income with an offsetting reduction to the ROU assets.
The following table provides additional information about the Company’s property leases:

For the Years Ended December 31, (In millions, except weighted average data)	2023	2022
Lease Cost:
Operating lease cost (a)	$324	$343
Short-term lease cost	5	4
Variable lease cost	122	133
Sublease income	(11)	(17)
Net lease cost	$440	$463
Other information:
Operating cash outflows from operating leases	$379	$380
Right of use assets obtained in exchange for new operating lease liabilities	$224	$196
Weighted average remaining lease term – real estate	7.98 years	8.37 years
Weighted average discount rate – real estate leases	3.35%	2.90%
(a) Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at December 31, 2023 are as follows:

(In millions)	Real Estate Leases
2024	$372
2025	345
2026	319
2027	280
2028	199
Subsequent years	722
Total future lease payments	2,237
Less: imputed interest	(264)
Total	$1,973
Current lease liabilities	$312
Long-term lease liabilities	1,661
Total lease liabilities	$1,973
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At December 31, 2023, the Company had additional operating real estate leases that had not yet commenced of $62 million. These operating leases will commence over the next 12 months.

13.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2023	2022
Short-term:
Current portion of long-term debt	$1,619	$268
	1,619	268
Long-term:
Senior notes – 4.05% due 2023	—	250
Senior notes – 3.50% due 2024	600	599
Senior notes – 3.875% due 2024	1,000	998
Senior notes – 3.50% due 2025	499	499
Senior notes – 1.349% due 2026	617	587
Senior notes – 3.75% due 2026	599	598
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	601	576
Senior notes – 2.25% due 2030	741	739
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.750% due 2032	493	493
Senior notes – 5.875% due 2033	298	298
Senior notes – 5.400% due 2033	592	—
Senior notes – 4.75% due 2039	496	495
Senior notes – 4.35% due 2047	494	493
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,239	1,238
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	492
Senior notes – 5.450% due 2053	591	—
Senior notes – 5.700% due 2053	988	—
Mortgage – 5.70% due 2035	284	301
Other	5	4
	13,463	11,495
Less current portion	1,619	268
	$11,844	$11,227
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
In November 2023, the Company increased its short-term commercial paper financing program (the "Program") to $3.5 billion from $2.8 billion. The Company had previously increased the Program's capacity in October 2022 to $2.8 billion from $2.0 billion. The Company did not have any commercial paper outstanding at December 31, 2023 and 2022.
Credit Facilities
In October 2023, the Company increased its multi-currency unsecured five-year credit facility (the "Credit Facility") capacity to $3.5 billion from $2.8 billion and extended the expiration to October 2028. The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating. In the second quarter of 2023, the Credit Facility was amended that borrowings under the Credit Facility bear interest at a rate per annum equal, at the Company's option, either at (a) SOFR benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At December 31, 2023 and 2022, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility ("Uncommitted Credit Facility"). There were no borrowings outstanding under the Uncommitted Credit Facility at December 31, 2022.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $113 million at December 31, 2023 and $362 million at December 31, 2022. There were no outstanding borrowings under these facilities at December 31, 2023 and 2022.
The Company has outstanding guarantees and letters of credit with various banks aggregating $139 million and $152 million at December 31, 2023 and 2022, respectively.
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
Scheduled repayments of long-term debt in 2024 and in the 4 succeeding years are $1.6 billion, $518 million, $1.2 billion, $21 million and $21 million, respectively.
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

	December 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,619	$1,610	$268	$265
Long-term debt	$11,844	$11,723	$11,227	$10,544
The fair value of the Company’s short-term debt consists of term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short- and long-term debt would be classified as Level 2 in the fair value hierarchy.
14.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The Company anticipates total charges related to these activities to be approximately $475 million. Through December 31, 2023, the Company has incurred $441 million of restructuring costs, primarily related to severance and lease exit charges, of which $222 million were incurred in 2023. Any remaining costs are expected to be incurred by the end of 2024. The Company continues to refine its detailed plans for each business and location, which may change the expected timing, estimates of expected costs and related savings.
Restructuring activities also include charges related to improving the Company's global information technology function and improving efficiencies and client services related to the Marsh operational excellence program.

In 2022, costs also included charges related to the remaining JLT integration, including additional lease related exit charges of $89 million in the Risk and Insurance services segments for a legacy JLT U.K. location.
The Company incurred costs related to these initiatives as follows:

For the Years Ended December 31, (In millions)	2023	2022
Risk and Insurance Services	$177	$254
Consulting	62	77
Corporate	62	96
Total	$301	$427
Details of the restructuring activity from January 1, 2022 through December 31, 2023, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2022	$35	$34	$—	$—	$69
2022 charges	111	195	15	106	427
Cash payments	(58)	(25)	(6)	(104)	(193)
Non-cash charges	—	(148)	(9)	—	(157)
Liability at December 31, 2022	$88	$56	$—	$2	$146
2023 charges	148	96	15	42	301
Cash payments	(147)	(69)	(13)	(42)	(271)
Non-cash charges	—	(44)	(2)	—	(46)
Liability at December 31, 2023	$89	$39	$—	$2	$130
(a)Includes ROU and fixed asset impairments and other related costs.
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
15.    Common Stock
The Company has a share repurchases program authorized by the Board of Directors.
In 2023, the Company repurchased 6.4 million shares of its common stock for $1.15 billion. At December 31, 2023, the Company remained authorized to repurchase up to approximately $3.2 billion in shares of its common stock. There is no time limit on the authorization. In 2022, the Company repurchased 12.2 million shares of its common stock for $1.9 billion.
In March 2022, the Board of Directors of the Company authorized an additional $5 billion in share repurchases. This was in addition to the Company's existing share repurchase program, which had approximately $1.3 billion of remaining authorization at December 31, 2021.
The Company issued approximately 3.6 million and 3.5 million shares related to stock compensation and employee stock purchase plans during the years ended December 31, 2023 and 2022, respectively.
In January 2024, the Board of Directors of the Company declared a quarterly dividend of $0.710 per share on outstanding common stock, payable in February 2024.

16. Claims, Lawsuits and Other Contingencies
Nature of Contingencies
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the course of our business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims often seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims, the Company utilizes case level reviews by inside and outside counsel, and internal actuarial analysis by Oliver Wyman Group, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Our activities are regulated under the laws of the U.S. and its various states, the U.K., the E.U. and its member states, and the many other jurisdictions in which the Company operates. The Company also receives subpoenas in the ordinary course of business, and from time to time requests for information in connection with government investigations.
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
•From 2014, Marsh Ltd. was engaged by Greensill Capital (UK) Limited as its insurance broker. Marsh Ltd. placed a number of trade credit insurance policies for Greensill. On March 1, 2021, Greensill filed an action against certain of its trade credit insurers in Australia seeking a mandatory injunction compelling these insurers to renew coverage under expiring policies. Later that day, the Australian court denied Greensill’s application. Since then, a number of Greensill entities have filed for, or been subject to, insolvency proceedings, and several litigations and investigations have been commenced in the U.K., Australia, Germany, Switzerland and the U.S., including claims brought by Greensill's administrators and loss payees under Greensill's trade credit insurance policies. In June 2023, White Oak, one such loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In November 2023, Credit Suisse, another loss payee, added Marsh Ltd. as a party to the omnibus trade credit insurance policy litigation among Greensill and its insurers and loss payees in Australia. The claims by both loss payees allege that Marsh Ltd., which was not the insurance broker for either White Oak or Credit Suisse, failed to take required steps to make complete and accurate representations to them in their respective capacities as loss payees.
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
* * * *
The pending proceedings described above and other matters not explicitly described in this Note 16 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages, fines, penalties or other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with the FASB guidance on Contingencies - Loss Contingencies.
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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Years Ended December 31, (In millions)	Revenue		Operating Income (Loss)	Total Assets		Depreciation and Amortization	Capital Expenditures
2023 –
Risk and Insurance Services	$14,089	(a)	$3,945	$34,449	(c)	$487	$242
Consulting	8,709	(b)	1,666	11,461	(d)	152	105
Total Segments	22,798		5,611	45,910		639	347
Corporate/Eliminations	(62)		(329)	2,120	(e)	74	69
Total Consolidated	$22,736		$5,282	$48,030		$713	$416
2022 –
Risk and Insurance Services	$12,645	(a)	$3,089	$33,022	(c)	$469	$283
Consulting	8,139	(b)	1,553	10,446	(d)	158	109
Total Segments	20,784		4,642	43,468		627	392
Corporate/Eliminations	(64)		(362)	646	(e)	92	78
Total Consolidated	$20,720		$4,280	$44,114		$719	$470
2021 –
Risk and Insurance Services	$12,085	(a)	$3,080	$31,233	(c)	$505	$214
Consulting	7,789	(b)	1,504	10,731	(d)	171	109
Total Segments	19,874		4,584	41,964		676	323
Corporate/Eliminations	(54)		(272)	2,046	(e)	71	83
Total Consolidated	$19,820		$4,312	$44,010		$747	$406
(a)Includes inter-segment revenue of $6 million in 2023, and $5 million in 2022 and 2021, interest income on fiduciary funds of $453 million, $120 million and $15 million in 2023, 2022 and 2021, respectively, and equity method income of $18 million, $12 million and $31 million in 2023, 2022 and 2021, respectively. Revenue in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees. Revenue in 2022 includes the loss on deconsolidation of the Russian businesses of $27 million. Revenue in 2021 includes the gain on the consolidation of Marsh India of $267 million and a net gain on disposition of business of approximately $50 million.
(b)Includes inter-segment revenue of $56 million, $59 million and $49 million in 2023, 2022 and 2021, respectively, and equity method income of $1 million in 2022. Revenue in 2023 includes the loss on sale of an individual financial advisory business in Canada of $17 million. Revenue in 2022 includes a net gain on the sale of the Mercer U.S. affinity business of $112 million, partially offset by the loss on deconsolidation of the Russian businesses of $12 million.
(c)Includes equity method investments of $57 million, $50 million and $53 million at December 31, 2023, 2022 and 2021, respectively.
(d)Includes equity method investments of $6 million at December 31, 2023 and 2022, and $5 million at December 31, 2021.
(e)Corporate assets primarily include insurance recoverables, pension related assets, the owned portion of the Company headquarters building and intercompany eliminations.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions)	2023	2022	2021
Risk and Insurance Services
Marsh	$11,657	$10,585	$10,214
Guy Carpenter	2,432	2,060	1,871
Total Risk and Insurance Services	14,089	12,645	12,085
Consulting
Mercer	5,587	5,345	5,254
Oliver Wyman Group	3,122	2,794	2,535
Total Consulting	8,709	8,139	7,789
Total Segments	22,798	20,784	19,874
Corporate/Eliminations	(62)	(64)	(54)
Total	$22,736	$20,720	$19,820
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions)	2023	2022	2021
Revenue
United States (a)	$10,924	$10,215	$9,343
United Kingdom (b)	3,555	3,114	3,130
Other (c)	8,319	7,455	7,401
	22,798	20,784	19,874
Corporate/Eliminations	(62)	(64)	(54)
Total	$22,736	$20,720	$19,820
(a)Revenue in 2022 includes a net gain from the sale of the Mercer U.S. affinity business of $112 million.
(b)Revenue in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees. Revenue in 2021 includes net gain on disposition of businesses of approximately $50 million.
(c)Revenue in 2023 includes the loss on sale of an individual financial advisory business in Canada of $17 million. Revenue in 2022 includes the loss on deconsolidation of the Company's Russian businesses at Marsh and Oliver Wyman Group of $27 million and $12 million, respectively. Revenue in 2021 includes the gain on the consolidation of Marsh India of $267 million.

For the Years Ended December 31,
(In millions)	2023	2022	2021
Fixed Assets, Net
United States	$468	$473	$484
United Kingdom	168	166	116
Other	246	232	247
Total	$882	$871	$847
In 2023, the Company reclassified revenues and fixed assets for certain geographic regions into Other. Prior years' amounts have been reclassified for comparative purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 12, 2024
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

(b)Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 12, 2024, expressed an unqualified opinion on those financial statements.
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
February 12, 2024

(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
The following Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated "Rule 10b5-1 trading arrangements" (as defined in Item 408 under Regulation S-K of the Exchange Act):
•Paul Beswick, our Senior Vice President and Chief Information Officer, adopted a new trading plan on December 4, 2023. The plan’s maximum length is until December 3, 2024, and first trades will not occur until March 4, 2024, at the earliest. The trading plan is intended to permit Mr. Beswick to (1) sell 1,450 shares, (2) sell up to 8,510 shares subject to performance stock units (" PSUs") and (3) exercise and sell 5,000 stock options.
•Dean Klisura, our President and Chief Executive Officer of Guy Carpenter and Vice Chair, Marsh McLennan, adopted a new trading plan on December 4, 2023. The plan’s maximum length is until December 3, 2024, and first trades will not occur until March 4, 2024, at the earliest. The trading plan is intended to permit Mr. Klisura to (1) sell up to 4,256 shares subject to PSUs, (2) sell 1,419 shares subject to restricted stock units ("RSUs") and (3) exercise and sell 9,994 stock options.
•Mark McGivney, our Chief Financial Officer, adopted a new trading plan on December 4, 2023. The plan’s maximum length is until December 3, 2024, and first trades will not occur until March 4, 2024, at the earliest. The trading plan is intended to permit Mr. McGivney to (1) sell up to 25,526 shares subject to PSUs and (2) exercise and sell 66,393 stock options.
•Stacy Mills, our Vice President and Controller, adopted a new trading plan on December 13, 2023. The plan’s maximum length is until December 12, 2024, and first trades will not occur until March 13, 2024, at the earliest. The trading plan is intended to permit Ms. Mills to (1) sell up to 1,702 shares subject to PSUs, (2) sell 1,572 shares subject to RSUs and (3) exercise and sell 4,101 stock options.
The actual number of shares subject to PSUs that may be sold pursuant to each plan described above is subject to satisfaction of the applicable performance conditions and may vary from the number above.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2024 Proxy Statement.
The executive officers and executive officer appointees of the Company are Paul Beswick, Katherine J. Brennan, John Q. Doyle, Martine Ferland, Carmen Fernandez, John Jones, Dean Klisura, Mark C. McGivney, Martin South and Nick Studer. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2024 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee" and "Additional Information—Transactions with Management and Others" is incorporated herein by reference.
Item 11.    Executive Compensation.
The information set forth in the sections "Additional Information—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2024 Proxy Statement is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2024 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2024 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2024 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:
(1)Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2023
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2023
Notes to Consolidated Financial Statements
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
(4.19)    Sixteenth Supplemental Indenture, dated March 9, 2023, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated March 9, 2023)
(4.20)    Seventeenth Supplemental Indenture, dated September 11, 2023, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 2023)
(4.21)     Description of Marsh & McLennan Companies, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
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
(10.6)*Form of 2014 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.7)*Form of 2015 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
(10.8)*Form of 2016 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)
(10.9)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2020 through February 1, 2021, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.10)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2021 through February 1, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.11)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2021 through February 1, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.12)*Form of Restricted Stock Unit Award, dated as of February 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.13)*Form of Performance Stock Unit Award, dated as of February 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.14)*Form of Stock Option Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
(10.15)*Form of Stock Option Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.16)*Form of Stock Option Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.17)*Form of Stock Option Award, dated as of May 1, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
(10.18)*Form of Stock Option Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.19)*Form of Stock Option Award, dated as of February, 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.20)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2022 through February 1, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.21)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2022 through February 1, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.22)*Form of Restricted Stock Unit Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.23)*Form of Performance Stock Unit Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.24)*Form of Stock Option Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.25)*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)
(10.26)*Amendment to the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.27)*Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2020)
(10.28)2023 Amendment to the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan effective January 12, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
(10.29)*Amendments to Certain Marsh & McLennan Companies Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.30)*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.31)*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.32)*Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.33)*First Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.34)*Second Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.35)*Third Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.36)*Fourth Amendment to the Marsh & McLennan Companies Supplemental Savings & Investment Plan Restatement effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)
(10.37)Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement effective January 1, 2022 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)
(10.38)*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.39)*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016
(10.40)*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
(10.41)*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)
(10.42)*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
(10.43)*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
(10.44)*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
(10.45)*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
(10.46)*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2023 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)
(10.47)*Letter Agreement, effective as of March 20, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
(10.48)*Non-Competition and Non-Solicitation Agreement, effective as of September 18, 2013, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
(10.49)*Letter Agreement, effective as of May 14, 2014, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)
(10.50)*Letter Agreement, effective as of February 22, 2016, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
(10.51)*Letter Agreement, effective as of February 22, 2017, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)
(10.52)*Letter Agreement, dated as of September 18, 2019, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
(10.53)*Letter Agreement Amendment, dated September 23, 2022, between Marsh & McLennan Companies, Inc. and Daniel S. Glaser (incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2022)
(10.54)*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
(10.55)*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.56)*Letter Agreement, effective as of January 17, 2018, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.57)*Letter Agreement, effective as of January 16, 2019, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.58)*Letter Agreement, effective as of September 22, 2022, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)
(10.59)*Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.60)*Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.61)*Letter Agreement, effective as of January 15, 2020, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.62)*Letter Agreement, effective as of January 1, 2022 between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)
(10.63)*Letter Amendment, dated November 10, 2022, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company's Current Report on Form 8-K/A dated September 26, 2022)
(10.64)*Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.65)*Non-Competition and Non-Solicitation Agreement, effective as of March 1, 2016, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
(10.66)*Letter Agreement, effective as of January 20, 2021, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.67)*Letter Agreement, effective as of April 1, 2022, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.68)*Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Martin South (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.69)*Non-Competition and Non-Solicitation Agreement, dated as of December 1, 2021, between Marsh & McLennan Companies, Inc. and Martin South (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.70)*Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Peter C. Hearn (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.71)Paying Agency Agreement, dated as of March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)
(10.72)Shareholder Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.73)Form of Director Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.74)Bridge Loan Agreement, dated as of September 18, 2018 by and between Marsh & McLennan Companies, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.75)Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.76)Amended and Restated 5 Year Credit Agreement, dated as of October 11, 2023 among Marsh & McLennan Companies, Inc., the designated subsidiaries as party thereto as borrowers, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)
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
(23.1)Consent of Independent Registered Public Accounting Firm
(24.1)Power of Attorney (included on signature page)
(31.1)Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2)Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1)Section 1350 Certifications
(97.1)    Marsh & McLennan Companies, Inc. Compensation Clawback Policy dated as of December 1, 2023.
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

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 12, 2024	By	/S/ JOHN Q. DOYLE
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 12th day of February, 2024.

Name	Title	Date

/S/ JOHN Q. DOYLE John Q. Doyle	Director, President & Chief Executive Officer	February 12, 2024

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 12, 2024

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 12, 2024

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 12, 2024

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 12, 2024

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 12, 2024

/S/ JUDITH HARTMANN Judith Hartmann	Director	February 12, 2024

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 12, 2024

/S/ TAMARA INGRAM Tamara Ingram	Director	February 12, 2024

/S/ JANE H. LUTE Jane H. Lute	Director	February 12, 2024

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 12, 2024

/S/ BRUCE P. NOLOP Bruce P. Nolop	Director	February 12, 2024

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 12, 2024

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 12, 2024

/S/ RAY G. YOUNG Ray G. Young	Director	February 12, 2024