Form 10-Q
period 2024-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2024-04-18
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________ to________.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of April 15, 2024, there were outstanding 492,724,025 shares of common stock, par value $1.00 per share, of the registrant.

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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenue	$6,473	$5,924
Expense:
Compensation and benefits	3,470	3,207
Other operating expenses	1,078	991
Operating expenses	4,548	4,198
Operating income	1,925	1,726
Other net benefit credits	67	58
Interest income	37	14
Interest expense	(159)	(136)
Investment income	1	2
Income before income taxes	1,871	1,664
Income tax expense	447	412
Net income before non-controlling interests	1,424	1,252
Less: Net income attributable to non-controlling interests	24	17
Net income attributable to the Company	$1,400	$1,235
Net income per share attributable to the Company:
– Basic	$2.84	$2.50
– Diluted	$2.82	$2.47
Average number of shares outstanding:
– Basic	492	495
– Diluted	497	500
Shares outstanding at March 31,	493	495
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income before non-controlling interests	$1,424	$1,252
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(244)	119
Gain (loss) related to pension/post-retirement plans	50	(58)
Other comprehensive (loss) income before tax	(194)	61
Income tax expense (benefit) on other comprehensive loss	20	(19)
Other comprehensive (loss) income, net of tax	(214)	80
Comprehensive income	1,210	1,332
Less: comprehensive income attributable to non-controlling interest	24	17
Comprehensive income attributable to the Company	$1,186	$1,315
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,452	$3,358
Cash and cash equivalents held in a fiduciary capacity	11,458	10,794
Receivables
Commissions and fees	6,509	5,806
Advanced premiums and claims	107	103
Other	757	660
	7,373	6,569
Less-allowance for credit losses	(157)	(151)
Net receivables	7,216	6,418
Other current assets	1,173	1,178
Total current assets	21,299	21,748

Goodwill	17,314	17,231
Other intangible assets	2,631	2,630
Fixed assets (net of accumulated depreciation and amortization of $1,585 at March 31, 2024 and $1,562 at December 31, 2023)	877	882
Pension related assets	2,114	2,051
Right of use assets	1,494	1,541
Deferred tax assets	276	357
Other assets	1,567	1,590
	$47,572	$48,030
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,169	$1,619
Accounts payable and accrued liabilities	3,379	3,403
Accrued compensation and employee benefits	1,539	3,346
Current lease liabilities	310	312
Accrued income taxes	456	321
Dividends payable	349	—
Fiduciary liabilities	11,458	10,794
Total current liabilities	18,660	19,795

Long-term debt	12,300	11,844
Pension, post-retirement and post-employment benefits	747	779
Long-term lease liabilities	1,600	1,661
Liabilities for errors and omissions	324	314
Other liabilities	1,319	1,267
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2024 and December 31, 2023	561	561
Additional paid-in capital	1,112	1,242
Retained earnings	23,456	22,759
Accumulated other comprehensive loss	(5,509)	(5,295)
Non-controlling interests	200	179
	19,820	19,446
Less – treasury shares, at cost, 67,816,273 shares at March 31, 2024 and 68,635,498 shares at December 31, 2023	(7,198)	(7,076)
Total equity	12,622	12,370
	$47,572	$48,030
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions)	2024	2023
Operating cash flows:
Net income before non-controlling interests	$1,424	$1,252
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	99	84
Amortization of intangible assets	90	85
Non-cash lease expense	67	73
Adjustments and payments related to contingent consideration assets and liabilities	(8)	8
Net gain on investments	(1)	(2)
Net (gain) loss on disposition of assets	(19)	21
Share-based compensation expense	103	99
Changes in assets and liabilities:
Net receivables	(742)	(775)
Other assets	(70)	(163)
Accrued compensation and employee benefits	(1,779)	(1,670)
Provision for taxes, net of payments and refunds	209	189
Contributions to pension and other benefit plans in excess of current year credit	(88)	(75)
Other liabilities	11	134
Operating lease liabilities	(77)	(79)
Net cash used by operations	(781)	(819)
Financing cash flows:
Purchase of treasury shares	(300)	(300)
Net proceeds from issuance of commercial paper	50	594
Borrowings from term-loan and credit facilities	—	250
Proceeds from issuance of debt	989	589
Repayments of debt	(1,004)	(4)
Shares withheld for taxes on vested units – treasury shares	(169)	(136)
Issuance of common stock from treasury shares	113	42
Payments of deferred and contingent consideration for acquisitions	(15)	(13)
Receipts of contingent consideration for dispositions	—	2
Distributions of non-controlling interests	(4)	(3)
Dividends paid	(354)	(296)
Change in fiduciary liabilities	829	48
Net cash provided by financing activities	135	773
Investing cash flows:
Capital expenditures	(87)	(84)
Purchases of long term investments	(10)	(4)
Sales of long term investments	4	—
Dispositions	26	(20)
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(301)	(263)
Other, net	—	3
Net cash used for investing activities	(368)	(368)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(228)	152
Decrease in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(1,242)	(262)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	14,152	12,102
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$12,910	$11,840

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at March 31,	2024	2023
(In millions)
Cash and cash equivalents	$1,452	$1,006
Cash and cash equivalents held in a fiduciary capacity	11,458	10,834
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$12,910	$11,840
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,242	$1,179
Change in accrued stock compensation costs	(205)	(190)
Issuance of shares under stock compensation plans and employee stock purchase plans	75	75
Balance, end of period	$1,112	$1,064
RETAINED EARNINGS
Balance, beginning of period	$22,759	$20,301
Net income attributable to the Company	1,400	1,235
Dividend equivalents declared	(5)	(4)
Dividends declared	(698)	(583)
Balance, end of period	$23,456	$20,949
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,295)	$(5,314)
Other comprehensive loss (income), net of tax	(214)	80
Balance, end of period	$(5,509)	$(5,234)
TREASURY SHARES
Balance, beginning of period	$(7,076)	$(6,207)
Issuance of shares under stock compensation plans and employee stock purchase plans	178	120
Purchase of treasury shares	(300)	(300)
Balance, end of period	$(7,198)	$(6,387)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$179	$229
Net income attributable to non-controlling interests	24	17
Distributions and other changes	(3)	(3)
Balance, end of period	$200	$243
TOTAL EQUITY	$12,622	$11,196
Dividends declared per share	$1.42	$1.18
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
2.     Principles of Consolidation and Other Matters
The Company prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. For interim filings, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) have been omitted pursuant to such rules and regulations. The Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").
The accompanied consolidated financial statements include all wholly-owned and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three months ended March 31, 2024 and 2023.
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
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At March 31, 2024, the Company maintained $480 million compared to $486 million at December 31, 2023 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three months ended March 31, 2024 and 2023, respectively.
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
The Company recorded net investment income of $1 million and $2 million for the three months ended March 31, 2024 and 2023, respectively.
Income Taxes
The Company's effective tax rate for the three months ended March 31, 2024 was 23.9%, compared with 24.7% for the corresponding quarter of 2023.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The rate for the three months ended March 31, 2024 reflects the previously enacted change in the United Kingdom (U.K.) corporate income tax rate from 19% to 25%, which was effective April 1, 2023. The blended U.K. statutory tax rate for 2023 was 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 2.3% and 1.3% for the three months ended March 31, 2024 and 2023, respectively.

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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $127 million at March 31, 2024, and $124 million at December 31, 2023. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $66 million within the next twelve months due to settlement of audits and expirations of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by approximately 30 countries, including the U.K. and Ireland. This minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2023 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended March 31,
(In millions)	2024	2023
Marsh:
EMEA	$1,025	$932
Asia Pacific	336	312
Latin America	125	115
Total International	1,486	1,359
U.S./Canada	1,517	1,385
Total Marsh	3,003	2,744
Guy Carpenter	1,148	1,071
Subtotal	4,151	3,815
Fiduciary interest income	122	91
Total Risk and Insurance Services	$4,273	$3,906

Mercer:
Wealth	$672	$581
Health	538	545
Career	215	218
Total Mercer	1,425	1,344
Oliver Wyman Group	789	687
Total Consulting	$2,214	$2,031
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	March 31, 2024	December 31, 2023
Contract assets	$389	$357
Contract liabilities	$902	$869
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

Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the contract liability balance at the beginning of each of those periods was $315 million and $293 million, respectively.
The amount of revenue recognized for the three months ended March 31, 2024 and 2023 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $14 million and $17 million, respectively.
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
Risk and Insurance Services revenue includes interest on fiduciary assets of $122 million and $91 million for the three months ended March 31, 2024 and 2023, respectively.
Net uncollected premiums and claims and the related payables were $15.2 billion at March 31, 2024, and $13.8 billion at December 31, 2023. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Net income before non-controlling interests	$1,424	$1,252
Less: Net income attributable to non-controlling interests	24	17
Net income attributable to the Company	$1,400	$1,235
Basic weighted average common shares outstanding	492	495
Dilutive effect of potentially issuable common shares	5	5
Diluted weighted average common shares outstanding	497	500
Average stock price used to calculate common stock equivalents	$199.39	$166.93

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the three months ended March 31, 2024 and 2023:

(In millions)	2024	2023
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$372	$17
Acquisition-related deposit	—	252
Fiduciary liabilities assumed	(5)	—
Liabilities assumed	(15)	(2)
Contingent/deferred purchase consideration	(51)	(4)
Net cash outflow for acquisitions	$301	$263

(In millions)	2024	2023
Interest paid	$225	$165
Income taxes paid, net of refunds	$239	$223
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2024	2023
Operating:
Contingent consideration payments for prior year acquisitions	$(14)	$—
Receipt of contingent consideration for dispositions	—	1
Acquisition/disposition related net charges for adjustments	6	7
Adjustments and payments related to contingent consideration	$(8)	$8
Financing:
Contingent consideration for prior year acquisitions	$(12)	$(1)
Deferred consideration related to prior year acquisitions	(3)	(12)
Payments of deferred and contingent consideration for acquisitions	$(15)	$(13)

Receipts of contingent consideration for dispositions	$—	$2
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $309 million and $290 million for the three months ended March 31, 2024 and 2023, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $103 million and $99 million for the three months ended March 31, 2024 and 2023, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three months ended March 31, 2024 and 2023, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2024	$(3,101)	$(2,194)	$(5,295)
Other comprehensive income (loss) before reclassifications	33	(251)	(218)
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current period other comprehensive income (loss)	37	(251)	(214)
Balance at March 31, 2024 (a)	$(3,064)	$(2,445)	$(5,509)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2023	$(2,721)	$(2,593)	$(5,314)
Other comprehensive (loss) income before reclassifications	(48)	125	77
Amounts reclassified from accumulated other comprehensive income	3	—	3
Net current period other comprehensive (loss) income	(45)	125	80
Balance at March 31, 2023 (a)	$(2,766)	$(2,468)	$(5,234)
(a)At March 31, 2024 and 2023, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.5 billion and $1.4 billion, respectively.
The components of other comprehensive (loss) income for the three months ended March 31, 2024 and 2023 are as follows:

Three Months Ended March 31,	2024			2023
(In millions)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(244)	$7	$(251)	$119	$(6)	$125
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Net actuarial losses (a)	6	2	4	5	2	3
Subtotal	6	2	4	5	2	3
Foreign currency translation adjustments	44	11	33	(63)	(15)	(48)
Pension/post-retirement plans gains (losses)	50	13	37	(58)	(13)	(45)
Other comprehensive (loss) income	$(194)	$20	$(214)	$61	$(19)	$80
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
The Risk and Insurance Services segment completed 2 acquisitions for the three months ended March 31, 2024:
•January – Marsh acquired NOSCO Insurance Service Company Ltd., a Japan-based insurance broker that provides affinity type schemes, corporate and personal lines insurance.
•March – Marsh & McLennan Agency ("MMA") acquired Lousiana-based insurance brokers, Querbes & Nelson ("Q&N") and Louisiana Companies. Q&N offers business insurance, employee benefits, and alternative risk financing consulting to a variety of businesses with specific expertise in energy services, commercial contractors, and transportation. Louisiana Companies provides business and personal lines insurance to businesses and individuals with specific expertise in the construction, manufacturing, distributor, healthcare, and hospitality industries.
The Consulting segment completed 4 acquisitions for the three months ended March 31, 2024:
•February – Oliver Wyman Group acquired SeaTec Consulting Inc., a Georgia-based firm that provides consulting, engineering, and digital expertise across the aviation, aerospace and defense, and transportation industries.
•March – Mercer acquired Vanguard's Institutional Advisory Services business unit, a Pennsylvania-based outsourced chief investment officer ("OCIO") business, that provides investment management services for not-for-profit organizations and other institutional investors in the U.S. Mercer also acquired The Talent Enterprise, a United Arab Emirates-based psychometric and talent assessment technology company, that provides talent assessment tools and talent capability development solutions. Oliver Wyman Group acquired Innopay NL B.V., a Netherlands-based consultancy firm that delivers strategy, scheme development, and execution in the domain of digital payments, open finance, digital identity and data sharing.
Total purchase consideration for acquisitions made for the three months ended March 31, 2024 was $359 million, which consisted of cash paid of $308 million and deferred and estimated contingent purchase consideration of $51 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the three months ended March 31, 2024, the Company also paid $3 million of deferred purchase consideration and $26 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2024, based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions through March 31, 2024
(In millions)
Cash	$308
Estimated fair value of deferred/contingent purchase consideration	51
Total consideration	$359
Allocation of purchase price:
Cash and cash equivalents	$2
Cash and cash equivalents held in a fiduciary capacity	5
Net receivables	35
Goodwill	216
Other intangible assets	115
Fixed assets, net	3
Right of use assets	1
Other assets	2
Total assets acquired	379
Current liabilities	6
Fiduciary liabilities	5
Other liabilities	9
Total liabilities assumed	20
Net assets acquired	$359
The purchase price allocation for assets acquired and liabilities assumed is based on estimates that are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments must be finalized during the measurement period, which for a particular asset, liability, or non-controlling interest ends once the acquirer determines that either (1) the necessary information has been obtained or (2) the information is not available. However, the measurement period for all items is limited to 1 year from the acquisition date.
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

The following table provides information about other intangible assets acquired in 2024:

Other intangible assets through March 31, 2024 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$112	10.9 years
Other	3	2.8 years
Total other intangible assets	$115
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three months ended March 31, 2024, include revenue of approximately $14 million and an operating loss of $6 million for acquisitions made in 2024.
The Company incurred approximately $3 million and $17 million of integration expenses for the three months ended March 31, 2024 and 2023, respectively, for the Westpac Transaction, primarily for technology, consulting, legal and people related costs. Acquisition and integration costs are included in other operating expenses in the Company's consolidated statements of income.
Dispositions
On January 1, 2024, the Company sold its Mercer U.K pension administration and U.S. health and benefits administration businesses for approximately $114 million and recorded a net gain of $21 million, which is included in revenue in the consolidated statements of income.
As part of the disposition of the businesses, the Company incurred exit costs of $18 million. These costs are included in expenses in the Company's consolidated statements of income.
Prior year acquisitions
The Risk and Insurance Services segment completed 9 acquisitions in 2023:
•May – Marsh acquired Austral Insurance Brokers Pty Ltd, an Australia-based insurance broker that provides risk advice services and business insurance solutions in the labor hire, mining services, transport, manufacturing, agribusiness, retail and professional services sectors.
•June – Guy Carpenter acquired Re Solutions, an Israel-based reinsurance broker with actuarial and analytics capabilities and solutions, including an extensive facultative reinsurance offering, and MMA acquired SOLV Risk Solutions, LLC, a Texas-based risk management advisory services firm.
•July – MMA acquired Integrity HR, Inc., a Kentucky-based human resources consulting firm and Trideo Systems, an Illinois-based risk management information systems provider for health care organizations, and Marsh acquired Asprose Corredora de Seguros, a Costa Rica-based insurance broker that provides insurance brokerage and risk advisory services to commercial organizations.
•August – MMA acquired Graham Company, a Pennsylvania-based risk management consultancy and insurance and employee benefits broker, specializing in construction, real estate, manufacturing and distribution, health and human services and professional services.
•September – MMA acquired Blue Water Insurance LLC, a Kentucky-based employee health and benefits insurance broker.
•November – Marsh acquired HIG Australia Holdco Pty Ltd ("Honan Insurance Group"), an Australia-based insurance broker in the areas of corporate risk, employee benefits, and strata and real estate insurance.
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
Total purchase consideration for acquisitions made for the three months ended March 31, 2023 was approximately $15 million, which consisted of cash paid of $11 million and deferred and estimated contingent purchase consideration of $4 million. Contingent purchase consideration arrangements are generally based primarily on EBITDA or revenue targets over a period of 2 to 4 years.
For the first three months of 2023, the Company also paid $12 million of deferred purchase consideration and $1 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
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
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company in 2024 and 2023. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2024 is as if they occurred on January 1, 2023, and reflects acquisitions made in 2023, as if they occurred on January 1, 2022.
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

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenue	$6,505	$6,055
Net income attributable to the Company	$1,409	$1,274
Basic net income per share attributable to the Company	$2.86	$2.57
Diluted net income per share attributable to the Company	$2.84	$2.55

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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived intangible assets at March 31, 2024 and December 31, 2023.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2024	2023
Balance at January 1,	$17,231	$16,251
Goodwill acquired	216	11
Other adjustments (a)	(133)	38
Balance at March 31,	$17,314	$16,300
(a) Primarily reflects the impact of foreign exchange.
The goodwill from acquisitions in 2024 and 2023 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2024 included approximately $38 million and $81 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at March 31, 2024, is $13.2 billion for Risk and Insurance Services and $4.1 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024			December 31, 2023
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$4,424	$1,836	$2,588	$4,337	$1,761	$2,576
Other (a)	369	326	43	391	337	54
Other intangible assets	$4,793	$2,162	$2,631	$4,728	$2,098	$2,630
(a) Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2024 and 2023, was $90 million and $85 million, respectively.

The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2024 (excludes amortization through March 31, 2024)	$249
2025	317
2026	294
2027	285
2028	267
Subsequent years	1,219
Total future amortization	$2,631
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/24	12/31/23	03/31/24	12/31/23	03/31/24	12/31/23	03/31/24	12/31/23
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$7	$5	$—	$—	$—	$—	$7	$5
Mutual funds (a)	183	178	—	—	—	—	183	178
Money market funds (b)	321	606	—	—	—	—	321	606
Contingent purchase consideration assets (c)	—	—	—	—	1	1	1	1
Total assets measured at fair value	$511	$789	$—	$—	$1	$1	$512	$790
Fiduciary Assets:
Money market funds	$76	$180	$—	$—	$—	$—	$76	$180
Total fiduciary assets measured at fair value	$76	$180	$—	$—	$—	$—	$76	$180
Liabilities:
Contingent purchase consideration liabilities (d)	$—	$—	$—	$—	$242	$252	$242	$252
Total liabilities measured at fair value	$—	$—	$—	$—	$242	$252	$242	$252
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
For the three months ended March 31, 2024 and 2023, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Balance at January 1,	$252	$377
Net additions	13	—
Payments	(26)	(1)
Revaluation impact	6	7
Other	(3)	—
Balance at March 31,	$242	$383

Long-Term Investments
The Company has investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $272 million and $266 million at March 31, 2024 and December 31, 2023, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $64 million and $63 million at March 31, 2024 and December 31, 2023, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $208 million and $203 million at March 31, 2024 and December 31, 2023, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment losses from these investments of $1 million for the three months ended March 31, 2024 and investment gains of $3 million for the three months ended March 31, 2023.
At March 31, 2024, the Company has commitments of potential future investments of approximately $109 million in private equity funds that invest primarily in financial services companies.
Other Investments
The Company held equity investments with readily determinable market values at March 31, 2024 and December 31, 2023, of $18 million and $16 million, respectively. For the three months ended March 31, 2024, the Company recorded mark-to-market investment gains on these investments of $2 million. For the three months ended March 31, 2023, the Company recorded mark-to-market losses on these investments of $1 million.
The Company also held investments without readily determinable market values of $19 million and $20 million at March 31, 2024 and December 31, 2023, respectively.
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
The U.S. dollar value of the Euro notes decreased by $31 million through March 31, 2024, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the three months ended March 31, 2024.

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
Operating leases are recognized on the consolidated balance sheets as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease. The Company determined that $1 million and $8 million of its ROU assets were impaired and recorded a charge to the consolidated statements of income for the three months ended March 31, 2024 and 2023, respectively, with an offsetting reduction to ROU assets.
The following table provides additional information about the Company’s property leases:

	Three Months Ended March 31,
(In millions)	2024	2023
Lease Cost:
Operating lease cost (a)	$82	$80
Short-term lease cost	1	1
Variable lease cost	26	37
Sublease income	(3)	(4)
Net lease cost	$106	$114
Other information:
Operating cash outflows from operating leases	$93	$94
Right of use assets obtained in exchange for new operating lease liabilities	$36	$76
Weighted average remaining lease term – real estate	7.8 years	8.4 years
Weighted average discount rate – real estate leases	3.44%	3.12%
(a) Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases as of March 31, 2024 are as follows:

(In millions)	Real Estate Leases
2024 (excludes payments through March 31, 2024)	$281
2025	349
2026	321
2027	283
2028	204
2029	158
Subsequent years	574
Total future lease payments	2,170
Less: Imputed interest	(260)
Total	$1,910
Current lease liabilities	$310
Long-term lease liabilities	1,600
Total lease liabilities	$1,910
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At March 31, 2024, the Company had additional operating real estate leases that had not yet commenced of $55 million. These operating leases will commence over the next 12 months.

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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
March 31,	2024	2023
Weighted average assumptions:
Expected return on plan assets	5.44%	5.31%
Discount rate	4.95%	5.16%
Rate of compensation increase *	3.16%	3.16%
(*) There are no rate of compensation increase assumptions for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At March 31, 2024, the actual allocation for the U.S. plans was 51% equities and equity alternatives, and 49% fixed income. The target allocation for the U.K. plans at March 31, 2024 is 14% equities and equity alternatives and 86% fixed income. At March 31, 2024, the actual allocation for the U.K. plans was 14% equities and equity alternatives and 86% fixed income. The Company's U.K. plans comprised approximately 79% of non-U.S. plan assets at December 31, 2023. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2024	2023
Service cost	$6	$6
Interest cost	144	148
Expected return on plan assets	(219)	(212)
Recognized actuarial loss	8	6
Net benefit credit	$(61)	$(52)
The following table provides the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2024	2023
Compensation and benefits expense	$6	$6
Other net benefit credits	(67)	(58)
Net benefit credit	$(61)	$(52)

U.S. Plans only
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2024	2023
Interest cost	$62	$65
Expected return on plan assets	(76)	(78)
Recognized actuarial loss	5	5
Net benefit credit	$(9)	$(8)

Significant non-U.S. Plans only
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2024	2023
Service cost	$6	$6
Interest cost	82	83
Expected return on plan assets	(143)	(134)
Recognized actuarial loss	3	1
Net benefit credit	$(52)	$(44)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2024 of approximately $24 million compared to contributions of $21 million for the corresponding quarter in the prior year. The Company expects to contribute approximately $69 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2024.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $49 million and $44 million for the three months ended March 31, 2024 and 2023, respectively. The cost of the U.K. DC Plans was $52 million and $43 million for the three months ended March 31, 2024 and 2023, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2024	December 31, 2023
Short-term:
Commercial paper	$50	$—
Current portion of long-term debt	1,119	1,619
	$1,169	$1,619

Long-term:
Senior notes – 3.50% due 2024	$600	$600
Senior notes – 3.875% due 2024	—	1,000
Senior notes – 3.50% due 2025	499	499
Senior notes – 1.349% due 2026	601	617
Senior notes – 3.75% due 2026	599	599
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	587	601
Senior notes – 2.25% due 2030	742	741
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.750% due 2032	493	493
Senior notes – 5.875% due 2033	298	298
Senior notes – 5.400% due 2033	592	592
Senior notes – 5.150% due 2034	496	—
Senior notes – 4.75% due 2039	496	496
Senior notes – 4.35% due 2047	494	494
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,239	1,239
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	491
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	988	988
Senior notes – 5.450% due 2054	494	—
Mortgage – 5.70% due 2035	280	284
Other	4	5
	13,419	13,463
Less: current portion	1,119	1,619
	$12,300	$11,844
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
In November 2023, the Company increased its short-term commercial paper financing program (the "Program") to $3.5 billion from $2.8 billion. The Company had previously increased the Program's capacity in October 2022 to $2.8 billion from $2.0 billion.
The Company had $50 million of commercial paper outstanding at March 31, 2024, at an average effective interest rate of 5.450%. The Company had no commercial paper outstanding at December 31, 2023.

Credit Facilities
In October 2023, the Company increased its multi-currency unsecured five-year credit facility (the "Credit Facility") capacity to $3.5 billion from $2.8 billion and extended the expiration to October 2028. The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating.
In the second quarter of 2023, the Credit Facility was amended so that that borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) SOFR benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At March 31, 2024 and December 31, 2023, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility ("Uncommitted Credit Facility"). At March 31, 2023, the Company had $250 million borrowings outstanding under this facility with a weighted average interest rate of 5.19%.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $114 million and $113 million, at March 31, 2024 and December 31, 2023, respectively. There were no outstanding borrowings under these facilities at March 31, 2024 and December 31, 2023.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $128 million and $139 million, at March 31, 2024 and December 31, 2023, respectively.
Senior Notes
In March 2024, the Company repaid $1 billion of 3.875% senior notes at maturity.
In February 2024, the Company issued $500 million of 5.150% senior notes due 2034 and $500 million of 5.450% senior notes due 2054. The Company intends to use the net proceeds from these issuances for general corporate purposes.
In October 2023, the Company repaid $250 million of 4.05% senior notes at maturity.
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

	March 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,169	$1,159	$1,619	$1,610
Long-term debt	$12,300	$11,915	$11,844	$11,723
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

15.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. For the three months ended March 31, 2024, the Company has incurred $30 million of restructuring costs related to these activities, primarily severance. Any remaining costs are expected to be incurred by the end of 2024.
The Company incurred a total of $42 million for restructuring activities for the three months ended March 31, 2024, compared to $53 million for the corresponding quarter in the prior year. The Company incurred costs related to these initiatives as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Risk and Insurance Services	$22	$32
Consulting	11	9
Corporate	9	12
Total	$42	$53
Details of the restructuring activity from January 1, 2023 through March 31, 2024, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at 1/1/23	$88	$56	$—	$2	$146
2023 charges	148	96	15	42	301
Cash payments	(147)	(69)	(13)	(42)	(271)
Non-cash charges	—	(44)	(2)	—	(46)
Liability at 12/31/23	$89	$39	$—	$2	$130
2024 charges	21	10	5	6	42
Cash payments	(62)	(13)	(5)	(8)	(88)
Non-cash charges	—	(2)	—	—	(2)
Liability at 3/31/24	$48	$34	$—	$—	$82
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
16.    Common Stock
The Company has a share repurchases program authorized by the Board of Directors. During the first three months of 2024, the Company repurchased 1.5 million shares of its common stock for $300 million.
At March 31, 2024, the Company remained authorized to repurchase up to approximately $2.9 billion in shares of its common stock. There is no time limit on the authorization. During the first three months of 2023, the Company repurchased 1.8 million shares of its common stock for $300 million.
The Company issued approximately 2.3 million and 1.8 million shares related to stock compensation and employee stock purchase plans during the first three months of 2024 and 2023, respectively.
In March 2024, the Board of Directors of the Company declared a quarterly dividend of $0.71 per share on outstanding common stock, payable in May 2024. In February 2024, the Company paid the quarterly dividend declared in January 2024 by the Company's Board of Directors of $0.71 per share on outstanding common stock.

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
Our activities are regulated under the laws of the U.S. and its various states, the U.K., the European Union (E.U.) and its member states, and the many other jurisdictions in which the Company operates. The Company also receives subpoenas in the ordinary course of business, and from time to time requests for information in connection with government investigations.
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
* * * * *
The pending proceedings described above and other matters not explicitly described in this Note 17 on Claims, Lawsuits and Other Contingencies may expose the Company or its subsidiaries to liability for significant monetary damages, fines, penalties or other forms of relief. Where a loss is both probable and reasonably estimable, the Company establishes liabilities in accordance with the Financial Accounting Standards Board ("FASB") guidance on Contingencies - Loss Contingencies.
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
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies, in the Company’s 2023 Form 10-K. Segment performance is evaluated based on segment operating income, which includes directly related expenses, and charges or credits related to restructuring but not the Company’s corporate-level expenses. Revenues are attributed to geographic areas on the basis of where the services are performed.
Selected information about the Company’s segments for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Operating Income/(Loss)
2024 –
Risk and Insurance Services	$4,273	(a)	$1,565
Consulting	2,214	(b)	432
Total Segments	6,487		1,997
Corporate/Eliminations	(14)		(72)
Total Consolidated	$6,473		$1,925
2023 –
Risk and Insurance Services	$3,906	(a)	$1,395
Consulting	2,031	(b)	411
Total Segments	5,937		1,806
Corporate/Eliminations	(13)		(80)
Total Consolidated	$5,924		$1,726
(a)Includes interest income on fiduciary funds of $122 million and $91 million in 2024 and 2023, respectively.
(b)Includes inter-segment revenue of $13 million in 2024 and 2023. Revenue in 2024 also includes a net gain of $21 million from the sale of Mercer's U.K. pension administration and U.S. health and benefits administration businesses.

Details of operating segment revenue for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Risk and Insurance Services
Marsh	$3,081	$2,800
Guy Carpenter	1,192	1,106
Total Risk and Insurance Services	4,273	3,906
Consulting
Mercer	1,425	1,344
Oliver Wyman Group	789	687
Total Consulting	2,214	2,031
Total Segments	6,487	5,937
Corporate Eliminations	(14)	(13)
Total	$6,473	$5,924
19.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued an accounting standard update on income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The new guidance requires that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, all entities are required to disclose on an annual basis the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, and by individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid, net of refunds received. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. An entity should apply the amendments in the standard prospectively, even though retrospective application is permitted. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.
In November 2023, the FASB issued an accounting standard update on segment reporting. The new guidance: (1) introduces a requirement to disclose significant segment expenses regularly provided to the chief operating decision maker ("CODM"), (2) extends certain annual disclosures to interim periods, (3) clarifies disclosure requirements for single reportable segment entities, (4) permits more than one measure of segment profit or loss to be reported under certain conditions, and (5) requires disclosure of the title and position of the CODM. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance applies retrospectively to all periods presented in the financial statements. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.

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
Marsh provides data-driven risk advisory services and insurance solutions to commercial and consumer clients. Guy Carpenter develops advanced risk, reinsurance and capital strategies that help clients grow profitably and pursue emerging opportunities. Mercer delivers advice and technology-driven solutions that help organizations redefine the world of work, shape retirement and investment outcomes, and unlock health and well-being for a changing workforce. Oliver Wyman Group serves as a critical strategic, economic and brand advisor to private sector and governmental clients. The four businesses also collaborate together to deliver new solutions to help clients manage complex and interconnected risks.
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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three months ended March 31, 2024, compared to the corresponding period in 2023, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three months ended March 31, 2023, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended March 31, 2023.
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

Financial Highlights
•Consolidated revenue for the three months ended March 31, 2024 was $6.5 billion, an increase of 9%, on a reported and underlying basis.
•Consolidated operating income increased $199 million, or 12% to $1.9 billion for the three months ended March 31, 2024, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $1.4 billion. Earnings per share on a diluted basis increased to $2.82 from $2.47, or 14%, compared to the corresponding quarter in the prior year.
•Risk and Insurance Services revenue for the three months ended March 31, 2024 was $4.3 billion, an increase of 9%, on a reported and underlying basis. Operating income was $1.6 billion, compared with $1.4 billion for the corresponding quarter in the prior year.
•Consulting revenue for the three months ended March 31, 2024 was $2.2 billion, an increase of 9%, on a reported and underlying basis. Operating income was $432 million, compared with $411 million for the corresponding quarter in the prior year.
•The Company completed 6 acquisitions in the first quarter of 2024, the largest being the acquisition of Vanguard's Institutional Advisory Services business unit ("Vanguard") in the Consulting segment and the acquisition of Louisiana-based insurance brokers, Querbes & Nelson and Louisiana Companies in the Risk and Insurance Services segment.
•On January 1, 2024, the Company completed the sale of its Mercer U.K. pension administration and U.S. health and benefits administration businesses for approximately $114 million, and recorded a net gain of $21 million.
•In February 2024, the Company issued $500 million of 5.150% senior notes due 2034 and $500 million of 5.450% senior notes due 2054.
•In March 2024, the Company repaid $1 billion of 3.875% senior notes at maturity.
•In the first quarter of 2024, the Company repurchased 1.5 million shares of stock for $300 million.
•In March 2024, the Board of Directors of the Company declared a dividend of $0.71 per share on outstanding common stock, payable in May of 2024.
The macroeconomic and geopolitical environment including multiple major wars, escalating conflict throughout the Middle East and rising tension in the South China Sea, slower GDP growth or recession, lower interest rates, capital markets volatility and inflation could impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see "Part I, Item 1A. Risk Factors" in our annual Report on Form 10-K for the year ended December 31, 2023.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenue	$6,473	$5,924
Expense:
Compensation and benefits	3,470	3,207
Other operating expenses	1,078	991
Operating expenses	4,548	4,198
Operating income	$1,925	$1,726
Income before income taxes	$1,871	$1,664
Net income before non-controlling interests	$1,424	$1,252
Net income attributable to the Company	$1,400	$1,235
Net income per share attributable to the Company:
– Basic	$2.84	$2.50
– Diluted	$2.82	$2.47
Average number of shares outstanding:
– Basic	492	495
– Diluted	497	500
Shares outstanding at March 31,	493	495
Consolidated operating income increased $199 million, or 12% to $1.9 billion for the three months ended March 31, 2024, compared to $1.7 billion for the corresponding quarter in the prior year, reflecting a 9% increase in revenue and an 8% increase in expenses. Revenue growth was driven by increases in both the Risk and Insurance Services and Consulting segments of 9%.
The increase in revenue for the three months ended March 31, 2024 reflects the continued demand for our advice and solutions, and growth in new business and renewals. Results also continued to benefit from growth in the global economy, inflation, higher insurance and reinsurance pricing, and an increase in fiduciary income due to higher funds and interest rates. In Consulting, revenue growth reflects the continued demand for our health and wealth solutions, and consulting services.
Expenses increased for the three months ended March 31, 2024 primarily due to compensation and benefits, driven by higher base salary and incentive compensation. Expenses in 2023 also included $51 million of insurance and indemnity recoveries for a legacy Jardine Lloyd Thompson Group plc ("JLT") errors and omissions ("E&O") matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the United Kingdom (U.K).
Diluted earnings per share increased to $2.82 from $2.47, or 14% for the three months ended March 31, 2024, compared to corresponding quarter in the prior year. The increase is primarily the result of higher operating income for the three months ended March 31, 2024, compared to the corresponding quarter in the prior year.

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
The following tables present the Company's non-GAAP revenue for the three months ended March 31, 2024 and 2023 and the related non-GAAP underlying revenue change:

Three Months Ended March 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Risk and Insurance Services
Marsh	$3,003	$2,744	9%	$2,970	$2,744	8%
Guy Carpenter	1,148	1,071	7%	1,143	1,059	8%
Subtotal	4,151	3,815	9%	4,113	3,803	8%
Fiduciary interest income	122	91		121	91
Total Risk and Insurance Services	4,273	3,906	9%	4,234	3,894	9%
Consulting
Mercer	1,425	1,344	6%	1,405	1,320	6%
Oliver Wyman Group	789	687	15%	775	686	13%
Total Consulting	2,214	2,031	9%	2,180	2,006	9%
Corporate Eliminations	(14)	(13)		(14)	(13)
Total Revenue	$6,473	$5,924	9%	$6,400	$5,887	9%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended March 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Marsh:
EMEA	$1,025	$932	10%	$1,014	$932	9%
Asia Pacific	336	312	8%	330	312	6%
Latin America	125	115	8%	124	115	8%
Total International	1,486	1,359	9%	1,468	1,359	8%
U.S./Canada	1,517	1,385	10%	1,502	1,385	8%
Total Marsh	$3,003	$2,744	9%	$2,970	$2,744	8%
Mercer:
Wealth	$672	$581	16%	$612	$582	5%
Health	538	545	(1)%	572	520	10%
Career	215	218	(1)%	221	218	1%
Total Mercer	$1,425	$1,344	6%	$1,405	$1,320	6%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three months ended March 31, 2024 and 2023:

	2024				2023
Three Months Ended March 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh	$3,003	$6	$(39)	$2,970	$2,744	$—	$2,744
Guy Carpenter	1,148	(2)	(3)	1,143	1,071	(12)	1,059
Subtotal	4,151	4	(42)	4,113	3,815	(12)	3,803
Fiduciary interest income	122	—	(1)	121	91	—	91
Total Risk and Insurance Services	4,273	4	(43)	4,234	3,906	(12)	3,894
Consulting
Mercer (a)	1,425	8	(28)	1,405	1,344	(24)	1,320
Oliver Wyman Group	789	(4)	(10)	775	687	(1)	686
Total Consulting	2,214	4	(38)	2,180	2,031	(25)	2,006
Corporate Eliminations	(14)	—	—	(14)	(13)	—	(13)
Total Revenue	$6,473	$8	$(81)	$6,400	$5,924	$(37)	$5,887
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2024				2023
Three Months Ended March 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$1,025	$(10)	$(1)	$1,014	$932	$—	$932
Asia Pacific	336	13	(19)	330	312	—	312
Latin America	125	3	(4)	124	115	—	115
Total International	1,486	6	(24)	1,468	1,359	—	1,359
U.S./Canada	1,517	—	(15)	1,502	1,385	—	1,385
Total Marsh	$3,003	$6	$(39)	$2,970	$2,744	$—	$2,744
Mercer:
Wealth (a)	$672	$2	$(62)	$612	$581	$1	$582
Health (a)	538	2	32	572	545	(25)	520
Career	215	4	2	221	218	—	218
Total Mercer	$1,425	$8	$(28)	$1,405	$1,344	$(24)	$1,320
(a) Acquisitions, dispositions and other in 2024 includes a net gain of $21 million from the sale of the U.K. pension administration and U.S. health and benefits administration businesses, that comprised of a $66 million gain in Wealth, offset by a $45 million loss in Health.

Consolidated Revenue
Consolidated revenue increased $549 million, or 9% to $6.5 billion for the three months ended March 31, 2024, compared to $5.9 billion for the three months ended March 31, 2023. Consolidated revenue increased 9% on an underlying basis and 1% from acquisitions. On an underlying basis, revenue increased 9% for the three months ended March 31, 2024 in both the Risk and Insurance Services and Consulting segments.
Underlying revenue growth in the Risk and Insurance Services and Consulting segments for the three months ended March 31, 2024 reflects the continued demand for our advice and solutions. In Risk and Insurance Services, the increase in underlying revenue was primarily due to strong growth in new business and solid renewals. Results also continued to benefit from growth in the global economy, inflation, higher insurance and reinsurance pricing, and an increase in fiduciary income due to higher funds and interest rates. In Consulting, revenue growth reflects the continued demand for our health and wealth solutions, and consulting services.
Consolidated Operating Expenses
Consolidated operating expenses increased $350 million, or 8% to $4.5 billion for the three months ended March 31, 2024, compared to $4.2 billion for the three months ended March 31, 2023. Expenses reflect a 1% increase from acquisitions. Expenses, excluding the impact from acquisitions, increased 8% for the three months ended March 31, 2024, with increases of 6% and 11% in the Risk and Insurance Services and Consulting segments, respectively.
Expenses increased for the three months ended March 31, 2024 primarily due to compensation and benefits driven by higher base salaries and incentive compensation. Expenses in 2023 also included $51 million of insurance and indemnity recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
Restructuring activities
The Company incurred a total of $42 million for restructuring activities for the three months ended March 31, 2024, compared to $53 million for the corresponding quarter in the prior year.
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. For the three months ended March 31, 2024, the Company has incurred $30 million of restructuring costs related to these activities, primarily severance. Any remaining costs are expected to be incurred by the end of 2024.

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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2024	2023
Revenue	$4,273	$3,906
Compensation and benefits (a)	2,118	1,931
Other operating expenses (a)	590	580
Operating expenses	2,708	2,511
Operating income	$1,565	$1,395
Operating income margin	36.6%	35.7%
(a)The Company reclassified certain prior period amounts between Compensation and benefits and Other operating expenses for each reporting segment for comparability purposes. The reclassification had no impact on consolidated or reporting segment total expenses.
Revenue
Revenue in the Risk and Insurance Services segment increased $367 million, or 9% to $4.3 billion for the three months ended March 31, 2024, compared to $3.9 billion for the three months ended March 31, 2023. Revenue increased 9% on an underlying basis and 1% from acquisitions. Interest earned on fiduciary funds increased by $31 million to $122 million for the three months ended March 31, 2024, compared to $91 million for the corresponding quarter in the prior year.
The increase in revenue on an underlying basis in the Risk and Insurance Services segment for the three months ended March 31, 2024 was primarily due to strong growth in new business and solid renewals. Results also continued to benefit from growth in the global economy, inflation, higher insurance and reinsurance pricing, and an increase in fiduciary income due to higher funds and interest rates compared to the corresponding period in the prior year.
Marsh's revenue increased $259 million, or 9% to $3.0 billion for the three months ended March 31, 2024, compared to $2.7 billion for the three months ended March 31, 2023. This reflects increases of 8% on an underlying basis and 1% from acquisitions. U.S./Canada rose 8% on an underlying basis. Total International operations produced underlying revenue growth of 8%, reflecting growth of 9% in EMEA, 8% in Latin America, and 6% in Asia Pacific.
Guy Carpenter's revenue increased $77 million, or 7% to $1.1 billion for the three months ended March 31, 2024, compared to the corresponding quarter in the prior year. This reflects an increase of 8% on an underlying basis, partially offset by a decrease of 1% from acquisitions.
The Risk and Insurance Services segment completed 2 acquisitions for the three months ended March 31, 2024. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $197 million, or 8% to $2.7 billion for the three months ended March 31, 2024, compared to $2.5 billion for the three months ended March 31, 2023. Expenses reflect a 2% increase from acquisitions.
Expenses for the three months ended March 31, 2024 increased primarily due to compensation and benefits driven by increased headcount, and higher base salary and incentive compensation.

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
The results of operations for the Consulting segment are as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2024	2023
Revenue	$2,214	$2,031
Compensation and benefits (a)	1,314	1,235
Other operating expenses (a)	468	385
Operating expenses	1,782	1,620
Operating income	$432	$411
Operating income margin	19.5%	20.2%
(a)The Company reclassified certain prior period amounts between Compensation and benefits and Other operating expenses for each reporting segment for comparability purposes. The reclassification had no impact on consolidated or reporting segment total expenses.
Revenue
Consulting revenue increased $183 million, or 9% to $2.2 billion for the three months ended March 31, 2024, compared to $2.0 billion for the three months ended March 31, 2023. This reflects an increase of 9% on an underlying basis and 1% primarily from the disposition of businesses.
Mercer's revenue increased $81 million, or 6% to $1.4 billion for the three months ended March 31, 2024, compared to $1.3 billion for the three months ended March 31, 2023. This reflects an increase of 6% on an underlying basis, partially offset by a decrease of 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health, Wealth and Career increased 10%, 5%, and 1%, respectively, as compared to the corresponding quarter in the prior year.
The increase in revenue on an underlying basis at Mercer for the three months ended March 31, 2024 was primarily due to the continued demand for our health and wealth solutions. Health continued to benefit from growth in new business, strong retention, enrolled lives, and medical inflation. Revenue in Wealth on an underlying basis was driven by defined benefit consulting and investment management. The increase in investment management was primarily due to higher assets under management as a result of the Westpac and Vanguard acquisitions, a rebound in capital markets, and positive net flows.
Revenue for the three months ended March 31, 2024, includes a net gain of $21 million from the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses. Results for 2023 include the loss on sale of an individual financial advisory business in Canada of $19 million.
Oliver Wyman Group's revenue increased $102 million, or 15% to $789 million for the three months ended March 31, 2024, compared to $687 million for the three months ended March 31, 2023. This reflects an increase of 13% on an underlying basis and 1% from both acquisitions and the impact of foreign currency translation.
The increase in underlying revenue at Oliver Wyman Group for the three months ended March 31, 2024 was driven by growth across all regions.
The Consulting segment completed 4 acquisitions for the three months ended March 31, 2024. Information regarding these acquisitions are included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $162 million, or 10% to $1.8 billion for the three months ended March 31, 2024, compared to $1.6 billion for the three months ended March 31, 2023. Expenses reflect a 1% decrease from dispositions.

Expenses for the three months ended March 31, 2024 increased primarily due to compensation and benefits driven by higher base salaries and incentive compensation. Expenses in 2023 also included $51 million of insurance and indemnity recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
For the three months ended March 31, 2024, expenses also reflect acquisition and disposition costs of $21 million, primarily related to exit costs for the disposition of the Mercer U.K. pension administration and U.S. health benefits administration businesses in 2024. For the three months ended March 31, 2023, the Company incurred integration costs of $17 million, related to the Westpac Transaction.
Corporate and Other
Corporate expenses decreased $8 million, or 9% to $72 million for the three months ended March 31, 2024, compared to $80 million for the three months ended March 31, 2023.
Interest Income
Interest income was $37 million for the three months ended March 31, 2024, compared to $14 million for the three months ended March 31, 2023. Interest income increased $23 million due to higher corporate funds and interest rates compared to the corresponding quarter in the prior year.
Interest Expense
Interest expense was $159 million for the three months ended March 31, 2024, compared to $136 million for the three months ended March 31, 2023.
Interest expense for the three months ended March 31, 2024, increased $23 million, due to an increase in long term debt and higher interest rates.
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
The Company recorded net investment income of $1 million for the three months ended March 31, 2024, compared to net investment income of $2 million, for the corresponding quarter in the prior year.
Income and Other Taxes
The Company's effective tax rate for the three months ended March 31, 2024 was 23.9%, compared with 24.7% for the corresponding quarter of 2023.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The rate for the three months ended March 31, 2024 reflects the previously enacted change in the U.K. corporate income tax rate from 19% to 25%, which was effective April 1, 2023. The blended U.K. statutory tax rate for 2023 was 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 2.3% and 1.3% for the three months ended March 31, 2024 and 2023, respectively.
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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company, although a resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $66 million within the next twelve months due to settlement of audits and expiration of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by approximately 30 countries, including the U.K. and Ireland. This minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
As a U.S. domiciled parent holding company, the Company is the issuer of essentially all the Company's external indebtedness, and incurs the related interest expense in the U.S. The Company’s interest expense deductions are not currently limited. However, the Company may not be able to fully deduct intercompany interest on loans used to finance the Company's foreign operations. Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the U.S. Some of these expenses may not be deductible in the U.S., which may impact the effective tax rate.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At March 31, 2024, the Company had approximately $1.2 billion of cash and cash equivalents in its foreign operations, which includes $456 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the three months ended March 31, 2024, the Company recorded foreign currency translation adjustments which decreased net equity by $218 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company used $781 million of cash from operations for the three months ended March 31, 2024, compared to $819 million used for operations in the first three months of 2023. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $88 million and $79 million related to its restructuring activities for the three months ended March 31, 2024 and 2023, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. During the first three months ended March 31, 2024, the Company contributed $8 million to its U.S. defined benefit pension plans and $16 million to its non-U.S. defined benefit pension plans. For the three months ended March 31, 2023, the Company contributed $8 million to its U.S. defined benefit pension plans and $13 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. During the three months ended March 31, 2024, the Company made $8 million of contributions to its non-qualified plans and expects to contribute approximately an additional $23 million over the remainder of 2024. The Company is also required to make $2 million of contributions to its U.S. qualified plans in 2024.
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
In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created (referred to as the "JLT section"). For the first three months of 2024, the Company made deficit contributions of $10 million to the JLT section of its U.K. plans, and is expected to make $10 million of contributions in the remainder of 2024.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required at the earliest until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $569 million) over a seven year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
The Company expects to fund an additional $44 million to its non-U.S. defined benefit plans over the remainder of 2024, comprising approximately $10 million to the U.K. plans and $34 million to plans outside of the U.K.
Financing Cash Flows
Net cash provided by financing activities was $135 million for the three months ended March 31, 2024, compared with $773 million provided by financing activities for the corresponding period in 2023.
Credit Facilities
In October 2023, the Company increased its multi-currency unsecured $2.8 billion five-year revolving credit facility (the "Credit Facility") capacity to $3.5 billion and extended the expiration to October 2028. The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating. In the second quarter of 2023, the Credit Facility was amended that borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) SOFR benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At March 31, 2024 and December 31, 2023, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility ("Uncommitted Credit Facility"). At March 31, 2023, the Company had $250 million borrowings outstanding under this facility with a weighted average interest rate of 5.19%.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $114 million and $113 million, at March 31, 2024 and December 31, 2023, respectively. There were no outstanding borrowings under these facilities at March 31, 2024 and December 31, 2023.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $128 million and $139 million, at March 31, 2024 and December 31, 2023, respectively.
Debt
The Company had $50 million of commercial paper outstanding at March 31, 2024, at an average effective interest rate of 5.450%.
In March 2024, the Company repaid $1 billion of 3.875% senior notes at maturity.
In February 2024, the Company issued $500 million of 5.150% senior notes due 2034 and $500 million of 5.450% senior notes due 2054. The Company intends to use the net proceeds from these issuances for general corporate purposes.
In October 2023, the Company repaid $250 million of 4.05% senior notes at maturity.

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
Share Repurchases
During the first three months of 2024, the Company repurchased 1.5 million shares of its common stock for $300 million. At March 31, 2024, the Company remained authorized to repurchase up to approximately $2.9 billion in shares of its common stock. There is no time limit on the authorization. During the first three months of 2023, the Company repurchased 1.8 million shares of its common stock for $300 million.
Dividends
The Company paid dividends on its common stock shares of $354 million ($0.71 per share) during the first three months of 2024, as compared with $296 million ($0.59 per share) during the first three months of 2023.
In March 2024, the Board of Directors of the Company declared a quarterly dividend of $0.71 per share on outstanding common stock, payable in May 2024. In February 2024, the Company paid the quarterly dividend declared in January 2024 by the Company's Board of Directors of $0.71 per share on outstanding common stock.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2024	2023
Operating:
Contingent consideration payments for prior year acquisitions	$(14)	$—
Receipt of contingent consideration for dispositions	—	1
Acquisition/disposition related net charges for adjustments	6	7
Adjustments and payments related to contingent consideration	$(8)	$8
Financing:
Contingent consideration for prior year acquisitions	$(12)	$(1)
Deferred consideration related to prior year acquisitions	(3)	(12)
Payments of deferred and contingent consideration for acquisitions	$(15)	$(13)

Receipt of contingent consideration for dispositions	$—	$2
For acquisitions completed during the first three months of 2024 and in prior years, remaining estimated future contingent payments of $242 million and deferred consideration payments of $125 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2024.

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
The U.S. dollar value of the Euro notes decreased by $31 million through March 31, 2024, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the three months ended March 31, 2024.
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $829 million and $48 million for the three months ended March 31, 2024 and 2023, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $368 million for the first three months of 2024, compared with $368 million used for investing activities for the corresponding period in 2023.
The Company paid $301 million and $263 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during the first three months of 2024 and 2023, respectively.
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
On January 1, 2024, the Company sold its Mercer U.K pension administration and U.S. health and benefits administration businesses for approximately $114 million, comprising of cash proceeds of $30 million and deferred consideration of $84 million.
In connection with the disposition of Mercer's U.S. affinity business in 2022, the Company transferred to the buyer an additional $20 million of cash and cash equivalents held in a fiduciary capacity during the first quarter of 2023.
The Company's additions to fixed assets and capitalized software, which amounted to $87 million for the first three months of 2024, and $84 million for the first three months of 2023, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash used for long-term investments in the first three months of 2024 is due to investments in private equity funds. At March 31, 2024, the Company has commitments for potential future investments of approximately $109 million in private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at March 31, 2024:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$50	$50	$—	$—	$—
Current portion of long-term debt	1,120	1,120	—	—	—
Long-term debt	12,406	—	1,236	1,543	9,627
Interest on long-term debt	9,419	576	1,064	1,021	6,758
Net operating leases	2,170	371	654	456	689
Service agreements	558	271	213	74	—
Other long-term obligations (a)	437	219	184	30	4
Total	$26,160	$2,607	$3,351	$3,124	$17,078
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $127 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $54 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act (the "TCJA") of $58 million, which will be paid in installments from 2024 through 2026.
Management’s Discussion of Critical Accounting Policies and Estimates
The Company’s discussion of critical accounting policies and estimates that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2023 Form 10-K.
New Accounting Pronouncements
Note 19, New Accounting Pronouncements, in the notes to the consolidated financial statements in this report, contains a discussion of recently issued accounting guidance and their impact or potential future impact on the Company’s financial results, if determinable.

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
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,452	$3,358
Cash and cash equivalents held in a fiduciary capacity	$11,458	$10,794
Based on the above balances at March 31, 2024, if short-term interest rates increased or decreased by 10%, or 52 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $49 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension expense. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic cost for 2024 are discussed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Discussion of Critical Accounting Policies and Estimates - Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $85 million. The Company has exposure to over 80 foreign currencies. If exchange rates at March 31, 2024, hold constant for the rest of 2023, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will decrease full year net operating income by approximately $25 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments at March 31, 2024 in both public and private companies as well as private equity funds, including investments of approximately $18 million that are valued using readily determinable fair values and approximately $19 million of investments without readily determinable fair values. The Company also has investments of approximately $272 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 1A. Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.
If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the three months ended March 31, 2024, the Company repurchased 1.5 million shares of its common stock for $300 million. At March 31, 2024, the Company remained authorized to repurchase up to approximately $2.9 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024	475,695	$194.1360	475,695	$3,071,735,465
February 1-29, 2024	494,345	$198.4904	494,345	$2,973,612,743
March 1-31, 2024	534,354	$204.9715	534,354	$2,864,085,390
Total	1,504,394	$199.4156	1,504,394	$2,864,085,390
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

Date:	April 18, 2024	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 18, 2024	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2024).

10.2	Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2024).

10.3	Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and Martin South.

10.4	Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and Dean M. Klisura.

10.5	Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Dean M. Klisura.

10.6	Non-Competition and Non-Solicitation Agreement, dated as of December 1, 2021, between Marsh & McLennan Companies, Inc. and Dean M. Klisura.

10.7	Form of Deferred Stock Unit Award, with grant dates from March 1, 2024 through February 1, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting.

10.8	Form of Deferred Stock Unit Award, with grant dates from March 1, 2024 through February 1, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting.

10.9	Form of Restricted Stock Unit Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan.

10.10	Form of Performance Stock Unit Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan.

10.11	Form of Stock Option Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase