Form 10-Q
period 2024-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2024-07-18
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 15, 2024, there were outstanding 491,755,908 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from multiple major wars, escalating conflict throughout the Middle East and rising tension in the South China Sea, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates;
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
•the impact of changes in tax laws, guidance and interpretations, such as the implementation of the Organization for Economic Cooperation and Development international tax framework, or the increasing number of challenges by tax authorities in the current global tax environment; and
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and insurer revenue streams.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$6,221	$5,876	$12,694	$11,800
Expense:
Compensation and benefits	3,454	3,337	6,924	6,544
Other operating expenses	1,125	1,082	2,203	2,073
Operating expenses	4,579	4,419	9,127	8,617
Operating income	1,642	1,457	3,567	3,183
Other net benefit credits	66	60	133	118
Interest income	12	10	49	24
Interest expense	(156)	(146)	(315)	(282)
Investment income	1	3	2	5
Income before income taxes	1,565	1,384	3,436	3,048
Income tax expense	425	337	872	749
Net income before non-controlling interests	1,140	1,047	2,564	2,299
Less: Net income attributable to non-controlling interests	15	12	39	29
Net income attributable to the Company	$1,125	$1,035	$2,525	$2,270
Net income per share attributable to the Company:
– Basic	$2.28	$2.09	$5.13	$4.59
– Diluted	$2.27	$2.07	$5.08	$4.55
Average number of shares outstanding:
– Basic	492	495	492	495
– Diluted	496	499	497	499
Shares outstanding at June 30,	492	494	492	494
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income before non-controlling interests	$1,140	$1,047	$2,564	$2,299
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(28)	223	(272)	342
Gain (loss) related to pension/post-retirement plans	18	(62)	68	(120)
Other comprehensive (loss) income before tax	(10)	161	(204)	222
Income tax expense (benefit) on other comprehensive loss	8	(18)	28	(37)
Other comprehensive (loss) income, net of tax	(18)	179	(232)	259
Comprehensive income	1,122	1,226	2,332	2,558
Less: comprehensive income attributable to non-controlling interest	15	12	39	29
Comprehensive income attributable to the Company	$1,107	$1,214	$2,293	$2,529
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,653	$3,358
Cash and cash equivalents held in a fiduciary capacity	11,497	10,794
Receivables
Commissions and fees	7,031	5,806
Advanced premiums and claims	119	103
Other	749	660
	7,899	6,569
Less-allowance for credit losses	(160)	(151)
Net receivables	7,739	6,418
Other current assets	1,133	1,178
Total current assets	22,022	21,748

Goodwill	17,516	17,231
Other intangible assets	2,638	2,630
Fixed assets (net of accumulated depreciation and amortization of $1,572 at June 30, 2024 and $1,562 at December 31, 2023)	879	882
Pension related assets	2,187	2,051
Right of use assets	1,468	1,541
Deferred tax assets	285	357
Other assets	1,596	1,590
	$48,591	$48,030
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) June 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,267	$1,619
Accounts payable and accrued liabilities	3,205	3,403
Accrued compensation and employee benefits	2,086	3,346
Current lease liabilities	304	312
Accrued income taxes	505	321
Fiduciary liabilities	11,497	10,794
Total current liabilities	18,864	19,795

Long-term debt	12,278	11,844
Pension, post-retirement and post-employment benefits	715	779
Long-term lease liabilities	1,586	1,661
Liabilities for errors and omissions	322	314
Other liabilities	1,261	1,267
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2024 and December 31, 2023	561	561
Additional paid-in capital	1,197	1,242
Retained earnings	24,578	22,759
Accumulated other comprehensive loss	(5,527)	(5,295)
Non-controlling interests	198	179
	21,007	19,446
Less – treasury shares, at cost, 68,717,711 shares at June 30, 2024 and 68,635,498 shares at December 31, 2023	(7,442)	(7,076)
Total equity	13,565	12,370
	$48,591	$48,030
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2024	2023
Operating cash flows:
Net income before non-controlling interests	$2,564	$2,299
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	186	175
Amortization of intangible assets	179	172
Non-cash lease expense	132	143
Adjustments and payments related to contingent consideration assets and liabilities	(75)	(23)
Net gain on investments	(2)	(5)
Net (gain) loss on disposition of assets	(20)	19
Share-based compensation expense	193	191
Changes in assets and liabilities:
Net receivables	(1,287)	(1,029)
Other assets	(62)	(108)
Accrued compensation and employee benefits	(1,226)	(1,101)
Provision for taxes, net of payments and refunds	214	245
Contributions to pension and other benefit plans in excess of current year credit	(182)	(164)
Other liabilities	(30)	10
Operating lease liabilities	(150)	(159)
Net cash provided by operations	434	665
Financing cash flows:
Purchase of treasury shares	(600)	(600)
Net proceeds from issuance of commercial paper	749	308
Borrowings from term-loan and credit facilities	—	200
Proceeds from issuance of debt	988	589
Repayments of debt	(1,609)	(8)
Purchase of non-controlling interests	—	(139)
Shares withheld for taxes on vested units – treasury shares	(173)	(141)
Issuance of common stock from treasury shares	167	120
Payments of deferred and contingent consideration for acquisitions	(81)	(185)
Receipts of contingent consideration for dispositions	1	2
Distributions of non-controlling interests	(21)	(10)
Dividends paid	(706)	(591)
Change in fiduciary liabilities	901	682
Net cash (used for) provided by financing activities	(384)	227
Investing cash flows:
Capital expenditures	(167)	(185)
Purchases of long term investments	(14)	(30)
Sales of long term investments	14	16
Dispositions	27	(17)
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(644)	(292)
Other, net	1	7
Net cash used for investing activities	(783)	(501)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(269)	242
(Decrease)/increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(1,002)	633
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	14,152	12,102
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$13,150	$12,735

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at June 30,	2024	2023
(In millions)
Cash and cash equivalents	$1,653	$1,171
Cash and cash equivalents held in a fiduciary capacity	11,497	11,564
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$13,150	$12,735
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,112	$1,064	$1,242	$1,179
Change in accrued stock compensation costs	80	89	(125)	(101)
Issuance of shares under stock compensation plans and employee stock purchase plans	5	(9)	80	66
Purchase of non-controlling interest	—	(70)	—	(70)
Balance, end of period	$1,197	$1,074	$1,197	$1,074
RETAINED EARNINGS
Balance, beginning of period	$23,456	$20,949	$22,759	$20,301
Net income attributable to the Company	1,125	1,035	2,525	2,270
Dividend equivalents declared	(2)	(4)	(7)	(8)
Dividends declared	(1)	—	(699)	(583)
Balance, end of period	$24,578	$21,980	$24,578	$21,980
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,509)	$(5,234)	$(5,295)	$(5,314)
Other comprehensive (loss) income, net of tax	(18)	179	(232)	259
Balance, end of period	$(5,527)	$(5,055)	$(5,527)	$(5,055)
TREASURY SHARES
Balance, beginning of period	$(7,198)	$(6,387)	$(7,076)	$(6,207)
Issuance of shares under stock compensation plans and employee stock purchase plans	56	88	234	208
Purchase of treasury shares	(300)	(300)	(600)	(600)
Balance, end of period	$(7,442)	$(6,599)	$(7,442)	$(6,599)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$200	$243	$179	$229
Net income attributable to non-controlling interests	15	12	39	29
Net non-controlling interests acquired	—	(69)	—	(69)
Distributions and other changes	(17)	(8)	(20)	(11)
Balance, end of period	$198	$178	$198	$178
TOTAL EQUITY	$13,565	$12,139	$13,565	$12,139
Dividends declared per share	$—	$—	$1.42	$1.18
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
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the six months ended June 30, 2024 and 2023.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including from the multiple major wars, escalating conflict throughout the Middle East and rising tension in the South China Sea, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end-of-term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At June 30, 2024, the Company maintained $505 million compared to $486 million at December 31, 2023 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three and six months ended June 30, 2024 and 2023, respectively.
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
The Company recorded net investment income of $1 million and $2 million for the three and six months ended June 30, 2024, respectively, compared to net investment income of $3 million and $5 million, respectively, for the corresponding periods in the prior year.
Income Taxes
The Company's effective tax rate for the three months ended June 30, 2024 was 27.1%, compared with 24.4% for the corresponding quarter of 2023. The effective tax rates for the six months ended June 30, 2024 and 2023 were 25.4% and 24.6%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The rate for the three and six months ended June 30, 2024 reflects the previously enacted change in the United Kingdom (U.K.) corporate income tax rate from 19% to 25%, which was effective April 1, 2023. The blended U.K. statutory tax rate for 2023 was 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 0.7% and 1.2% for the three months ended June 30, 2024 and 2023, respectively, and by 1.6% and 1.3% for the six months periods ended June 30, 2024 and 2023, respectively.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $119 million at June 30, 2024, and $124 million at December 31, 2023. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $66 million within the next twelve months due to settlement of audits and expirations of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by approximately 35 countries, including the U.K. and Ireland. This minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2023 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Marsh:
EMEA	$912	$858	$1,937	$1,790
Asia Pacific	391	357	727	669
Latin America	137	137	262	252
Total International	1,440	1,352	2,926	2,711
U.S./Canada	1,825	1,686	3,342	3,071
Total Marsh	3,265	3,038	6,268	5,782
Guy Carpenter	632	576	1,780	1,647
Subtotal	3,897	3,614	8,048	7,429
Fiduciary interest income	125	108	247	199
Total Risk and Insurance Services	$4,022	$3,722	$8,295	$7,628

Mercer:
Wealth	$612	$637	$1,284	$1,218
Health	547	518	1,085	1,063
Career	220	219	435	437
Total Mercer	1,379	1,374	2,804	2,718
Oliver Wyman Group	837	798	1,626	1,485
Total Consulting	$2,216	$2,172	$4,430	$4,203
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	June 30, 2024	December 31, 2023
Contract assets	$430	$357
Contract liabilities	$885	$869
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

Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized for the three and six months ended June 30, 2024 that was included in the contract liability balance at the beginning of each of those periods was $266 million and $581 million, respectively, compared to revenue recognized of $218 million and $511 million, respectively, for the corresponding periods in the prior year.
The amount of revenue recognized for the three and six months ended June 30, 2024 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $29 million and $43 million, respectively, and $27 million and $44 million, respectively, for the corresponding periods in the prior year.
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
Risk and Insurance Services revenue includes interest on fiduciary assets of $125 million and $247 million for the three and six months ended June 30, 2024, respectively, and $108 million and $199 million for the three and six months ended June 30, 2023, respectively.
Net uncollected premiums and claims and the related payables were $16.9 billion at June 30, 2024, and $13.8 billion at December 31, 2023. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets. In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income before non-controlling interests	$1,140	$1,047	$2,564	$2,299
Less: Net income attributable to non-controlling interests	15	12	39	29
Net income attributable to the Company	$1,125	$1,035	$2,525	$2,270
Basic weighted average common shares outstanding	492	495	492	495
Dilutive effect of potentially issuable common shares	4	4	5	4
Diluted weighted average common shares outstanding	496	499	497	499
Average stock price used to calculate common stock equivalents	$205.67	$177.33	$202.53	$172.13

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the six months ended June 30, 2024 and 2023:

(In millions)	2024	2023
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$721	$364
Fiduciary liabilities assumed	(5)	(1)
Liabilities assumed	(18)	(63)
Contingent/deferred purchase consideration	(54)	(8)
Net cash outflow for acquisitions	$644	$292

(In millions)	2024	2023
Interest paid	$295	$245
Income taxes paid, net of refunds	$658	$504
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2024	2023
Operating:
Contingent consideration payments for prior year acquisitions	$(90)	$(41)
Receipt of contingent consideration for dispositions	—	1
Acquisition/disposition related net charges for adjustments	15	17
Adjustments and payments related to contingent consideration	$(75)	$(23)
Financing:
Contingent consideration for prior year acquisitions	$(71)	$(134)
Deferred consideration related to prior year acquisitions	(10)	(51)
Payments of deferred and contingent consideration for acquisitions	$(81)	$(185)

Receipts of contingent consideration for dispositions	$1	$2
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $321 million and $296 million for the six months ended June 30, 2024 and 2023, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $90 million and $193 million for the three and six months ended June 30, 2024, respectively, and $92 million and $191 million for the three and six months ended June 30, 2023, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three and six months ended June 30, 2024 and 2023, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at April 1, 2024	$(3,064)	$(2,445)	$(5,509)
Other comprehensive income (loss) before reclassifications	9	(32)	(23)
Amounts reclassified from accumulated other comprehensive income	5	—	5
Net current period other comprehensive income (loss)	14	(32)	(18)
Balance at June 30, 2024 (a)	$(3,050)	$(2,477)	$(5,527)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at April 1, 2023	$(2,766)	$(2,468)	$(5,234)
Other comprehensive (loss) income before reclassifications	(48)	224	176
Amounts reclassified from accumulated other comprehensive income	3	—	3
Net current period other comprehensive (loss) income	(45)	224	179
Balance at June 30, 2023 (a)	$(2,811)	$(2,244)	$(5,055)
(a)At June 30, 2024 and 2023, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.5 billion and $1.4 billion, respectively.

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2024	$(3,101)	$(2,194)	$(5,295)
Other comprehensive income (loss) before reclassifications	42	(283)	(241)
Amounts reclassified from accumulated other comprehensive income	9	—	9
Net current period other comprehensive income (loss)	51	(283)	(232)
Balance at June 30, 2024 (a)	$(3,050)	$(2,477)	$(5,527)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2023	$(2,721)	$(2,593)	$(5,314)
Other comprehensive (loss) income before reclassifications	(96)	349	253
Amounts reclassified from accumulated other comprehensive income	6	—	6
Net current period other comprehensive (loss) income	(90)	349	259
Balance at June 30, 2023 (a)	$(2,811)	$(2,244)	$(5,055)
(a)At June 30, 2024 and 2023, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.5 billion and $1.4 billion, respectively.

The components of other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 are as follows:

Three Months Ended June 30,	2024			2023
(In millions)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(28)	$4	$(32)	$223	$(1)	$224
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	7	1	6	5	1	4
Subtotal	6	1	5	4	1	3
Foreign currency translation adjustments	12	3	9	(59)	(16)	(43)
Other adjustments	—	—	—	(7)	(2)	(5)
Pension/post-retirement plans gains (losses)	18	4	14	(62)	(17)	(45)
Other comprehensive (loss) income	$(10)	$8	$(18)	$161	$(18)	$179
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2024			2023
(In millions)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(272)	$11	$(283)	$342	$(7)	$349
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	13	3	10	10	3	7
Subtotal	12	3	9	9	3	6
Foreign currency translation adjustments	56	14	42	(122)	(31)	(91)
Other adjustments	—	—	—	(7)	(2)	(5)
Pension/post-retirement plans gains (losses)	68	17	51	(120)	(30)	(90)
Other comprehensive (loss) income	$(204)	$28	$(232)	$222	$(37)	$259
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
The Risk and Insurance Services segment completed 5 acquisitions for the six months ended June 30, 2024:
•January – Marsh acquired NOSCO Insurance Service Company Ltd., a Japan-based insurance broker that provides affinity type schemes, corporate and personal lines insurance.
•March – Marsh & McLennan Agency ("MMA") acquired Louisiana-based insurance brokers, Querbes & Nelson ("Q&N") and Louisiana Companies. Q&N offers business insurance, employee benefits, and alternative risk financing consulting to a variety of businesses with specific expertise in energy services, commercial contractors, and transportation. Louisiana Companies provides business and personal lines insurance to businesses and individuals with specific expertise in the construction, manufacturing, distributor, healthcare, and hospitality industries.
•May – MMA acquired AC Risk Management, a New York-based commercial lines insurance broker primarily offering property and casualty insurance to businesses with a focus on the construction industry; Perkins Insurance Agencies LLC, a Texas-based insurance broker providing commercial property and casualty and personal lines coverage to businesses, non-profits and families with expertise in the oil and gas, trucking, farm and ranch and restaurant industries; and Fisher Brown Bottrell Insurance, Inc., a Mississippi-based insurance broker providing commercial property and casualty insurance, surety and employee benefits services to businesses and individuals.
The Consulting segment completed 4 acquisitions for the six months ended June 30, 2024:
•February – Oliver Wyman Group acquired SeaTec Consulting Inc., a Georgia-based firm that provides consulting, engineering, and digital expertise across the aviation, aerospace and defense, and transportation industries.
•March – Mercer acquired Vanguard's Institutional Advisory Services business unit ("Vanguard"), a Pennsylvania-based outsourced chief investment officer ("OCIO") business, that provides investment management services for not-for-profit organizations and other institutional investors in the U.S. Mercer also acquired The Talent Enterprise, a United Arab Emirates-based psychometric and talent assessment technology company, that provides talent assessment tools and talent capability development solutions. Oliver Wyman Group acquired Innopay NL B.V., a Netherlands-based consultancy firm that delivers strategy, scheme development, and execution in the domain of digital payments, open finance, digital identity and data sharing.
Total purchase consideration for acquisitions made for the six months ended June 30, 2024 was $716 million, which consisted of cash paid of $662 million and deferred and estimated contingent purchase consideration of $54 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the six months ended June 30, 2024, the Company also paid $10 million of deferred purchase consideration and $161 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2024, based on the estimated fair values for the acquisitions as of their respective acquisition dates. Amounts in the table primarily reflect the impact of the Fisher Brown Bottrell Insurance, Inc. and Vanguard acquisitions.

Acquisitions through June 30, 2024
(In millions)
Cash	$662
Estimated fair value of deferred/contingent purchase consideration	54
Total consideration	$716
Allocation of purchase price:
Cash and cash equivalents	$13
Cash and cash equivalents held in a fiduciary capacity	5
Net receivables	49
Other current assets	22
Goodwill	430
Other intangible assets	215
Fixed assets, net	3
Other assets	2
Total assets acquired	739
Current liabilities	9
Fiduciary liabilities	5
Other liabilities	9
Total liabilities assumed	23
Net assets acquired	$716
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
•amounts for deferred tax assets and liabilities, pending the finalization of valuations of the assets acquired, liabilities assumed and associated goodwill; and
•amounts for income tax assets, receivables and liabilities, pending the filing of the acquired companies' pre-acquisition income tax returns and receipt of information from taxing authorities which may change certain estimates and assumptions used.
The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s results of operations.

The following table provides information about other intangible assets acquired in 2024:

Other intangible assets through June 30, 2024 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$205	11.8 years
Other	10	2.8 years
Total other intangible assets	$215
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and six months ended June 30, 2024 include revenue of approximately $48 million and $62 million, respectively, and operating income of $3 million and operating loss of $3 million, respectively, for acquisitions made in 2024. The consolidated statements of income for both the three and six months ended June 30, 2023 include revenue of approximately $41 million and operating income of $9 million for acquisitions made in 2023.
The Company incurred approximately $21 million and $29 million of acquisition related expenses for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, the Company incurred integration costs of $10 million and $27 million, respectively, for the acquisition of Westpac Banking Corporation's ("Westpac") financial advisory business, Advance Asset Management, and the transfer from Westpac of BT Financial Group's personal corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Westpac Transaction"). These expenses related primarily to technology, consulting, legal and people related costs. Acquisition and integration costs are included in other operating expenses in the Company's consolidated statements of income.
Dispositions
On January 1, 2024, the Company sold its Mercer U.K. pension administration and U.S. health and benefits administration businesses for approximately $114 million and recorded a net gain of $21 million, which is included in revenue in the consolidated statements of income.
As part of the disposition of the businesses, the Company incurred exit costs of $18 million in the first quarter of 2024. These costs are included in expenses in the Company's consolidated statements of income.
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
Total purchase consideration for acquisitions made for the six months ended June 30, 2023 was $340 million, which consisted of cash paid of $332 million and deferred and estimated contingent purchase consideration of $8 million. Contingent purchase consideration arrangements are generally based primarily on EBITDA or revenue targets over a period of 2 to 4 years.
For the first six months of 2023, the Company also paid $51 million of deferred purchase consideration and $175 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$6,234	$5,989	$12,756	$12,060
Net income attributable to the Company	$1,135	$1,065	$2,546	$2,317
Basic net income per share attributable to the Company	$2.31	$2.15	$5.17	$4.68
Diluted net income per share attributable to the Company	$2.29	$2.13	$5.13	$4.64

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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived intangible assets at June 30, 2024 and December 31, 2023.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2024	2023
Balance at January 1,	$17,231	$16,251
Goodwill acquired	430	236
Other adjustments (a)	(145)	134
Balance at June 30,	$17,516	$16,621
(a) Primarily reflects the impact of foreign exchange.
The goodwill from acquisitions in 2024 and 2023 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2024 included approximately $254 million and $81 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at June 30, 2024 is $13.4 billion for Risk and Insurance Services and $4.1 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024			December 31, 2023
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$4,498	$1,905	$2,593	$4,337	$1,761	$2,576
Other (a)	376	331	45	391	337	54
Other intangible assets	$4,874	$2,236	$2,638	$4,728	$2,098	$2,630
(a) Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three and six months ended June 30, 2024 was $89 million and $179 million, respectively, compared to $87 million and $172 million, respectively, for the corresponding periods in the prior year.

The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2024 (excludes amortization through June 30, 2024)	$174
2025	322
2026	301
2027	293
2028	271
Subsequent years	1,277
Total future amortization	$2,638
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/24	12/31/23	06/30/24	12/31/23	06/30/24	12/31/23	06/30/24	12/31/23
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$8	$5	$—	$—	$—	$—	$8	$5
Mutual funds (a)	182	178	—	—	—	—	182	178
Money market funds (b)	354	606	—	—	—	—	354	606
Contingent purchase consideration assets (c)	—	—	—	—	—	1	—	1
Total assets measured at fair value	$544	$789	$—	$—	$—	$1	$544	$790
Fiduciary Assets:
Money market funds	$65	$180	$—	$—	$—	$—	$65	$180
Total fiduciary assets measured at fair value	$65	$180	$—	$—	$—	$—	$65	$180
Liabilities:
Contingent purchase consideration liabilities (d)	$—	$—	$—	$—	$121	$252	$121	$252
Total liabilities measured at fair value	$—	$—	$—	$—	$121	$252	$121	$252
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
During the six months ended June 30, 2024 and 2023, there were no assets or liabilities that were transferred between levels. The change in the contingent purchase consideration assets from December 31, 2023 is driven primarily by cash receipts of approximately $1 million.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Balance at beginning of period	$242	$383	$252	$377
Net additions	4	4	17	4
Payments	(135)	(174)	(161)	(175)
Revaluation impact	9	10	15	17
Other	1	—	(2)	—
Balance at end of period	$121	$223	$121	$223

Long-Term Investments
The Company has investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $276 million and $266 million at June 30, 2024 and December 31, 2023, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $73 million and $63 million at June 30, 2024 and December 31, 2023, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $203 million at both June 30, 2024 and December 31, 2023. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment gains of $1 million for the three months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recorded net investment gains of $3 million and $6 million, respectively.
At June 30, 2024, the Company has commitments of potential future investments of approximately $114 million in private equity funds that invest primarily in financial services companies.
Other Investments
The Company held equity investments with readily determinable market values at June 30, 2024 and December 31, 2023, of $19 million and $16 million, respectively. For the six months ended June 30, 2024, the Company recorded mark-to-market investment gains on these investments of $2 million. For the six months ended June 30, 2023, the Company recorded mark-to-market losses on these investments of $1 million.
The Company also held investments without readily determinable market values of $20 million at both June 30, 2024 and December 31, 2023.
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
The U.S. dollar value of the Euro notes decreased by $47 million through June 30, 2024 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the six months ended June 30, 2024.
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

Operating leases are recognized on the consolidated balance sheets as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease. For the three and six months ended June 30, 2024 and 2023, the Company determined that $1 million and $2 million, respectively, and $5 million and $13 million, respectively, of the ROU assets were impaired and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.
The following table provides additional information about the Company’s property leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Lease Cost:
Operating lease cost (a)	$81	$81	$163	$161
Short-term lease cost	2	2	3	3
Variable lease cost	28	26	54	63
Sublease income	(5)	(2)	(8)	(6)
Net lease cost	$106	$107	$212	$221
Other information:
Operating cash outflows from operating leases			$183	$189
Right of use assets obtained in exchange for new operating lease liabilities			$85	$121
Weighted average remaining lease term – real estate			7.8 years	8.3 years
Weighted average discount rate – real estate leases			3.58%	3.21%
(a) Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at June 30, 2024 are as follows:

(In millions)	Real Estate Leases
2024 (excludes payments through June 30, 2024)	$182
2025	355
2026	327
2027	289
2028	214
2029	170
Subsequent years	616
Total future lease payments	2,153
Less: Imputed interest	(263)
Total	$1,890
Current lease liabilities	$304
Long-term lease liabilities	1,586
Total lease liabilities	$1,890
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At June 30, 2024, the Company had additional operating real estate leases that had not yet commenced of $25 million. These operating leases will commence over the next 12 months.

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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
June 30,	2024	2023
Weighted average assumptions:
Expected return on plan assets	5.44%	5.31%
Discount rate	4.95%	5.16%
Rate of compensation increase *	3.16%	3.16%
(*) There are no rate of compensation increase assumptions for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives, and 50% fixed income. At June 30, 2024, the actual allocation for the U.S. plans was 51% equities and equity alternatives, and 49% fixed income. The target allocation for the U.K. plans at June 30, 2024 is 14% equities and equity alternatives, and 86% fixed income. At June 30, 2024, the actual allocation for the U.K. plans was 14% equities and equity alternatives and 86% fixed income. The Company's U.K. plans comprised approximately 79% of non-U.S. plan assets at December 31, 2023. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2024	2023
Service cost	$6	$5
Interest cost	144	150
Expected return on plan assets	(216)	(215)
Amortization of prior service (credit) cost	1	—
Recognized actuarial loss	7	5
Net benefit credit	$(58)	$(55)

Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2024	2023
Service cost	$12	$11
Interest cost	288	298
Expected return on plan assets	(435)	(427)
Amortization of prior service (credit) cost	1	—
Recognized actuarial loss	15	11
Net benefit credit	$(119)	$(107)

The following tables provide the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2024	2023
Compensation and benefits expense	$6	$5
Other net benefit credits	(64)	(60)
Net benefit credit	$(58)	$(55)

Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2024	2023
Compensation and benefits expense	$12	$11
Other net benefit credits	(131)	(118)
Net benefit credit	$(119)	$(107)
The components of the net benefit credit for the U.S. defined benefit plans are as follows:

U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2024	2023
Interest cost	$63	$65
Expected return on plan assets	(75)	(77)
Recognized actuarial loss	5	4
Net benefit credit	$(7)	$(8)

U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2024	2023
Interest cost	$125	$130
Expected return on plan assets	(151)	(155)
Recognized actuarial loss	10	9
Net benefit credit	$(16)	$(16)
The components of the net benefit credit for the non-U.S. defined benefit plans are as follows:

Significant non-U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2024	2023
Service cost	$6	$5
Interest cost	81	85
Expected return on plan assets	(141)	(138)
Amortization of prior service credit	1	—
Recognized actuarial loss	2	1
Net benefit credit	$(51)	$(47)

Significant non-U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2024	2023
Service cost	$12	$11
Interest cost	163	168
Expected return on plan assets	(284)	(272)
Amortization of prior service credit	1	—
Recognized actuarial loss	5	2
Net benefit credit	$(103)	$(91)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and six months ended June 30, 2024 of approximately $27 million and $51 million, respectively, compared to contributions of $26 million and $47 million, respectively, for the corresponding periods in the prior year. The Company expects to contribute approximately $43 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2024.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and six months ended June 30, 2024 was $48 million and $97 million, respectively, and $44 million and $88 million, respectively, for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and six months ended June 30, 2024 was $39 million and $91 million, respectively, and $38 million and $81 million, respectively, for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2024	December 31, 2023
Short-term:
Commercial paper	$749	$—
Current portion of long-term debt	518	1,619
	$1,267	$1,619

Long-term:
Senior notes – 3.50% due 2024	$—	$600
Senior notes – 3.875% due 2024	—	1,000
Senior notes – 3.50% due 2025	500	499
Senior notes – 1.349% due 2026	593	617
Senior notes – 3.75% due 2026	599	599
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	578	601
Senior notes – 2.25% due 2030	742	741
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.750% due 2032	493	493
Senior notes – 5.875% due 2033	298	298
Senior notes – 5.400% due 2033	592	592
Senior notes – 5.150% due 2034	495	—
Senior notes – 4.75% due 2039	496	496
Senior notes – 4.35% due 2047	494	494
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,239	1,239
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	491
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	988	988
Senior notes – 5.450% due 2054	493	—
Mortgage – 5.70% due 2035	276	284
Other	3	5
	12,796	13,463
Less: current portion	518	1,619
	$12,278	$11,844
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
In November 2023, the Company increased its short-term commercial paper financing program (the "Program") to $3.5 billion from $2.8 billion. The Company had previously increased the Program's capacity in October 2022 to $2.8 billion from $2.0 billion.
The Company had $749 million of commercial paper outstanding at June 30, 2024, at an average effective interest rate of 5.498%. The Company had no commercial paper outstanding at December 31, 2023.

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
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At June 30, 2024 and December 31, 2023, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility ("Uncommitted Credit Facility"). At June 30, 2023, the Company had $200 million borrowings outstanding under this facility with a weighted average interest rate of 5.50%.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $118 million and $113 million, at June 30, 2024 and December 31, 2023, respectively. There were no outstanding borrowings under these facilities at June 30, 2024 and December 31, 2023.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $143 million and $139 million, at June 30, 2024 and December 31, 2023, respectively.
Senior Notes
In June 2024, the Company repaid $600 million of 3.50% senior notes at maturity.
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

	June 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,267	$1,261	$1,619	$1,610
Long-term debt	$12,278	$11,707	$11,844	$11,723
The fair value of the Company's short-term debt consists primarily of commercial and term debt maturing within the next year and its fair value approximates its carrying value. The estimated fair value of a primary portion of the Company's long-term debt is based on discounted future cash flows using current interest rates available for debt with similar terms and remaining maturities. Short-term and long-term debt would be classified as Level 2 in the fair value hierarchy.

15.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. For the three and six months ended June 30, 2024, the Company has incurred $30 million and $60 million, respectively, of restructuring costs related to these activities, primarily severance. Any remaining costs are expected to be incurred by the end of 2024.
The Company incurred a total of $44 million and $86 million for restructuring activities for the three and six months ended June 30, 2024, respectively, compared to $65 million and $118 million, for the corresponding periods in the prior year.
The Company incurred costs related to these initiatives as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Risk and Insurance Services	$29	$31	$51	$63
Consulting	5	7	16	16
Corporate	10	27	19	39
Total	$44	$65	$86	$118
Details of the restructuring activity from January 1, 2023 through June 30, 2024, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2023	$88	$56	$—	$2	$146
2023 charges	148	96	15	42	301
Cash payments	(147)	(69)	(13)	(42)	(271)
Non-cash charges	—	(44)	(2)	—	(46)
Liability at December 31, 2023	$89	$39	$—	$2	$130
2024 charges	42	21	11	12	86
Cash payments	(102)	(26)	(11)	(14)	(153)
Non-cash charges	—	(3)	—	—	(3)
Liability at June 30, 2024	$29	$31	$—	$—	$60
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
16.    Common Stock
The Company has a share repurchases program authorized by the Board of Directors. For the first six months of 2024, the Company repurchased 3.0 million shares of its common stock for $600 million.
At June 30, 2024, the Company remained authorized to repurchase up to approximately $2.6 billion in shares of its common stock. There is no time limit on the authorization. For the first six months of 2023, the Company repurchased 3.5 million shares of its common stock for $600 million.
The Company issued approximately 2.9 million and 2.8 million shares related to stock compensation and employee stock purchase plans for the first six months of 2024 and 2023, respectively.
In January and March of 2024, the Board of Directors of the Company declared quarterly dividends of $0.710 per share on outstanding common stock, which were paid in February and May 2024, respectively.
In July 2024, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in August 2024.

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
•From 2014, Marsh Ltd. was engaged by Greensill Capital (UK) Limited and its affiliates as its insurance broker. Marsh Ltd. placed a number of trade credit insurance policies for Greensill. On March 1, 2021, Greensill filed an action against certain of its trade credit insurers in Australia seeking a mandatory injunction compelling these insurers to renew coverage under expiring policies. Later that day, the Australian court denied Greensill’s application. Since then, a number of Greensill entities have filed for, or been subject to, insolvency proceedings, and several litigations and investigations have been commenced in the U.K., Australia, Germany, Switzerland and the U.S., including claims brought by Greensill's administrators and loss payees under Greensill's trade credit insurance policies. In June 2023, White Oak, one such loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In November 2023, Credit Suisse, another loss payee, added Marsh Ltd. as a party to the omnibus trade credit insurance policy litigation among Greensill and its insurers and loss payees in Australia. The claims by both loss payees allege that Marsh Ltd., which was not the insurance broker for either White Oak or Credit Suisse, failed to take required steps to make complete and accurate representations to them in their respective capacities as loss payees.
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
Selected information about the Company’s segments for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	Revenue		Operating Income/(Loss)	Revenue		Operating Income/(Loss)
2024 –
Risk and Insurance Services	$4,022	(a)	$1,297	$8,295	(c)	$2,862
Consulting	2,216	(b)	410	4,430	(d)	842
Total Segments	6,238		1,707	12,725		3,704
Corporate/Eliminations	(17)		(65)	(31)		(137)
Total Consolidated	$6,221		$1,642	$12,694		$3,567
2023 –
Risk and Insurance Services	$3,722	(a)	$1,157	$7,628	(c)	$2,552
Consulting	2,172	(b)	388	4,203	(d)	799
Total Segments	5,894		1,545	11,831		3,351
Corporate/Eliminations	(18)		(88)	(31)		(168)
Total Consolidated	$5,876		$1,457	$11,800		$3,183
(a)Includes inter-segment revenue of $4 million and $5 million in 2024 and 2023, respectively, interest income on fiduciary funds of $125 million and $108 million in 2024 and 2023, respectively, and equity method income of $10 million and $12 million in 2024 and 2023, respectively.

(b)Includes inter-segment revenue of $13 million in 2024 and 2023.
(c)Includes inter-segment revenue of $5 million in both 2024 and 2023, interest income on fiduciary funds of $247 million and $199 million in 2024 and 2023, respectively, and equity method income of $10 million and $11 million in 2024 and 2023, respectively.
(d)Includes inter-segment revenue of $26 million in both 2024 and 2023. Revenue in 2024 also includes a net gain of $21 million from the sale of Mercer's U.K. pension administration and U.S. health and benefits administration businesses.
Details of operating segment revenue for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Risk and Insurance Services
Marsh	$3,342	$3,103	$6,423	$5,903
Guy Carpenter	680	619	1,872	1,725
Total Risk and Insurance Services	4,022	3,722	8,295	7,628
Consulting
Mercer	1,379	1,374	2,804	2,718
Oliver Wyman Group	837	798	1,626	1,485
Total Consulting	2,216	2,172	4,430	4,203
Total Segments	6,238	5,894	12,725	11,831
Corporate Eliminations	(17)	(18)	(31)	(31)
Total	$6,221	$5,876	$12,694	$11,800
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc., and its consolidated subsidiaries (the "Company") is a global professional services firm in the areas of risk, strategy and people, advising clients in 130 countries across four busineses: Marsh, Guy Carpenter, Mercer and Oliver Wyman Group. With annual revenue of $23 billion and more than 85,000 colleagues, Marsh McLennan helps build the confidence to thrive through the power of perspective.
The Company conducts business through two segments:
•Risk and Insurance Services (RIS) includes risk management activities (risk advice, risk transfer and risk control and mitigation solutions) as well as insurance and reinsurance broking and services. The Company conducts business in this segment through Marsh and Guy Carpenter.
•Consulting includes health, wealth and career advice, solutions and products, and specialized management, strategic, economic and brand consulting services. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three and six months ended June 30, 2024, compared to the corresponding periods in 2023, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three and six months ended June 30, 2023, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended June 30, 2023.
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

Financial Highlights
•Consolidated revenue for the three months ended June 30, 2024 was $6.2 billion, an increase of 6%, on a reported and underlying basis. For the six months ended June 30, 2024, consolidated revenue was $12.7 billion, an increase of 8%, on a reported and underlying basis compared to the corresponding period in the prior year.
•Consolidated operating income increased $185 million, or 13% to $1.6 billion for the three months ended June 30, 2024, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $1.1 billion. Earnings per share on a diluted basis increased to $2.27 from $2.07, or 10%, compared to the corresponding quarter in the prior year. For the six months ended June 30, 2024, consolidated operating income increased $384 million, or 12% to $3.6 billion, compared to the corresponding period in the prior year. Net income attributable to the Company was $2.5 billion. Earnings per share on a diluted basis increased to $5.08 from $4.55, or 12%, compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended June 30, 2024 was $4.0 billion, an increase of 8%, or 7% on an underlying basis. Operating income was $1.3 billion, compared with $1.2 billion for the corresponding quarter in the prior year. For the six months ended June 30, 2024, Risk and Insurance Services revenue was $8.3 billion, an increase of 9%, or 8% on an underlying basis. Operating income was $2.9 billion, compared with $2.6 billion for the corresponding period in the prior year.
•Consulting revenue for the three months ended June 30, 2024 was $2.2 billion, an increase of 2%, or 4% on an underlying basis. Operating income was $410 million, compared with $388 million for the corresponding quarter in the prior year. For the six months ended June 30, 2024, Consulting revenue was $4.4 billion, an increase of 5%, or 6% on an underlying basis. Operating income was $842 million, compared with $799 million for the corresponding period in the prior year.
•The increase in underlying revenue for the three and six months ended June 30, 2024, reflects the continued demand for our advice and solutions.
•In Risk and Insurance Services, underlying revenue growth for the three and six months ended June 30, 2024 was driven by strong new business and solid renewals at Marsh, as well as growth across most geographies and specialties in Guy Carpenter. Results also continued to benefit from continued economic growth in most major markets, inflation, and an increase in fiduciary income due to higher average funds and interest rates.
•In Consulting, for the three months ended June 30, 2024, underlying revenue growth was primarily driven by growth at Mercer. For the six months ended June 30, 2024, underlying revenue growth was driven by growth at both Mercer and Oliver Wyman Group. Underlying revenue growth at Mercer included continued strong growth in Health and steady growth in Wealth. Health reflected growth across all regions. Wealth growth was driven by both defined benefit consulting and investment management. The increase in investment management was driven by the impact of the capital markets and positive net flows. Career revenue continued the trend of modest growth following a two-year stretch of strong growth and demand. The increase in underlying revenue growth at Oliver Wyman Group was driven primarily by the Middle East and Asia.
•Expenses increased for the three and six months ended June 30, 2024, primarily due to compensation and benefits, driven by higher base salary and incentive compensation.
•The Company completed 3 acquisitions in the second quarter of 2024, the largest being the acquisition of Fisher Brown Bottrell Insurance, Inc., by Marsh McLennan Agency ("MMA") in Risk and Insurance Services.
•In June 2024, the Company repaid $600 million of 3.50% senior notes at maturity.
•The Company repurchased 1.5 million shares for $300 million in the second quarter of 2024. During the six months ended June 30, 2024, the Company repurchased 3.0 million shares for $600 million.
•In July 2024, the Board of Directors of the Company declared a dividend of $0.815 per share on outstanding common stock, payable in August of 2024.

The macroeconomic and geopolitical environment including multiple major wars, escalating conflict throughout the Middle East and rising tension in the South China Sea, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates could impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see "Part I, Item 1A. Risk Factors" in our annual Report on Form 10-K for the year ended December 31, 2023.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$6,221	$5,876	$12,694	$11,800
Expense:
Compensation and benefits	3,454	3,337	6,924	6,544
Other operating expenses	1,125	1,082	2,203	2,073
Operating expenses	4,579	4,419	9,127	8,617
Operating income	$1,642	$1,457	$3,567	$3,183
Income before income taxes	$1,565	$1,384	$3,436	$3,048
Net income before non-controlling interests	$1,140	$1,047	$2,564	$2,299
Net income attributable to the Company	$1,125	$1,035	$2,525	$2,270
Net income per share attributable to the Company:
– Basic	$2.28	$2.09	$5.13	$4.59
– Diluted	$2.27	$2.07	$5.08	$4.55
Average number of shares outstanding:
– Basic	492	495	492	495
– Diluted	496	499	497	499
Shares outstanding at June 30,	492	494	492	494
Consolidated operating income increased $185 million, or 13% to $1.6 billion for the three months ended June 30, 2024, compared to $1.5 billion for the corresponding quarter in the prior year, reflecting a 6% increase in revenue and a 4% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 8% and 2%, respectively.
Consolidated operating income increased $384 million, or 12% to $3.6 billion for the six months ended June 30, 2024, compared to $3.2 billion in the corresponding period in the prior year, reflecting an 8% increase in revenue and a 6% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 9% and 5%, respectively.

Consolidated Revenue and Expense
Revenue – Non-GAAP Revenue and Components of Change
The Company advises clients in 130 countries. As a result, foreign exchange rate movements may impact period over period comparisons of revenue. Similarly, certain other items such as acquisitions and dispositions, including transfers among businesses, may impact period over period comparisons of revenue. Non-GAAP revenue measures the change in revenue from one period to the next by isolating these impacts on an underlying revenue basis. Percentage changes, referred to as non-GAAP underlying revenue, are calculated by dividing the period over period change in non-GAAP revenue by the prior period non-GAAP revenue.
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
The following tables present the Company's non-GAAP revenue for the three and six months ended June 30, 2024 and 2023 and the related non-GAAP underlying revenue change:

Three Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Risk and Insurance Services
Marsh	$3,265	$3,038	8%	$3,234	$3,037	7%
Guy Carpenter	632	576	10%	638	576	11%
Subtotal	3,897	3,614	8%	3,872	3,613	7%
Fiduciary interest income	125	108		126	108
Total Risk and Insurance Services	4,022	3,722	8%	3,998	3,721	7%
Consulting
Mercer	1,379	1,374	—	1,370	1,306	5%
Oliver Wyman Group	837	798	5%	821	798	3%
Total Consulting	2,216	2,172	2%	2,191	2,104	4%
Corporate Eliminations	(17)	(18)		(17)	(18)
Total Revenue	$6,221	$5,876	6%	$6,172	$5,807	6%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Marsh:
EMEA	$912	$858	6%	$916	$857	7%
Asia Pacific	391	357	9%	383	357	7%
Latin America	137	137	1%	147	137	8%
Total International	1,440	1,352	7%	1,446	1,351	7%
U.S./Canada	1,825	1,686	8%	1,788	1,686	6%
Total Marsh	$3,265	$3,038	8%	$3,234	$3,037	7%
Mercer:
Wealth	$612	$637	(4)%	$604	$588	3%
Health	547	518	6%	544	499	9%
Career	220	219	1%	222	219	2%
Total Mercer	$1,379	$1,374	—	$1,370	$1,306	5%
(*) Rounded to whole percentages.

Six Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Risk and Insurance Services
Marsh	$6,268	$5,782	8%	$6,204	$5,781	7%
Guy Carpenter	1,780	1,647	8%	1,781	1,635	9%
Subtotal	8,048	7,429	8%	7,985	7,416	8%
Fiduciary interest income	247	199		247	199
Total Risk and Insurance Services	8,295	7,628	9%	8,232	7,615	8%
Consulting
Mercer	2,804	2,718	3%	2,775	2,626	6%
Oliver Wyman Group	1,626	1,485	9%	1,596	1,484	8%
Total Consulting	4,430	4,203	5%	4,371	4,110	6%
Corporate Eliminations	(31)	(31)		(31)	(31)
Total Revenue	$12,694	$11,800	8%	$12,572	$11,694	8%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Six Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Marsh:
EMEA	$1,937	$1,790	8%	$1,930	$1,789	8%
Asia Pacific	727	669	9%	713	669	7%
Latin America	262	252	4%	271	252	8%
Total International	2,926	2,711	8%	2,914	2,710	8%
U.S./Canada	3,342	3,071	9%	3,290	3,071	7%
Total Marsh	$6,268	$5,782	8%	$6,204	$5,781	7%
Mercer:
Wealth	$1,284	$1,218	5%	$1,216	$1,170	4%
Health	1,085	1,063	2%	1,116	1,019	10%
Career	435	437	—	443	437	2%
Total Mercer	$2,804	$2,718	3%	$2,775	$2,626	6%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three and six months ended June 30, 2024 and 2023:

	2024				2023
Three Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh	$3,265	$33	$(64)	$3,234	$3,038	$(1)	$3,037
Guy Carpenter	632	6	—	638	576	—	576
Subtotal	3,897	39	(64)	3,872	3,614	(1)	3,613
Fiduciary interest income	125	1	—	126	108	—	108
Total Risk and Insurance Services	4,022	40	(64)	3,998	3,722	(1)	3,721
Consulting
Mercer	1,379	17	(26)	1,370	1,374	(68)	1,306
Oliver Wyman Group	837	3	(19)	821	798	—	798
Total Consulting	2,216	20	(45)	2,191	2,172	(68)	2,104
Corporate Eliminations	(17)	—	—	(17)	(18)	—	(18)
Total Revenue	$6,221	$60	$(109)	$6,172	$5,876	$(69)	$5,807
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2024				2023
Three Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$912	$5	$(1)	$916	$858	$(1)	$857
Asia Pacific	391	12	(20)	383	357	—	357
Latin America	137	14	(4)	147	137	—	137
Total International	1,440	31	(25)	1,446	1,352	(1)	1,351
U.S./Canada	1,825	2	(39)	1,788	1,686	—	1,686
Total Marsh	$3,265	$33	$(64)	$3,234	$3,038	$(1)	$3,037
Mercer:
Wealth	$612	$4	$(12)	$604	$637	$(49)	$588
Health	547	7	(10)	544	518	(19)	499
Career	220	6	(4)	222	219	—	219
Total Mercer	$1,379	$17	$(26)	$1,370	$1,374	$(68)	$1,306
Note: Amounts in the tables above are rounded to whole numbers.

	2024				2023
Six Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh	$6,268	$39	$(103)	$6,204	$5,782	$(1)	$5,781
Guy Carpenter	1,780	4	(3)	1,781	1,647	(12)	1,635
Subtotal	8,048	43	(106)	7,985	7,429	(13)	7,416
Fiduciary interest income	247	1	(1)	247	199	—	199
Total Risk and Insurance Services	8,295	44	(107)	8,232	7,628	(13)	7,615
Consulting
Mercer (a)	2,804	25	(54)	2,775	2,718	(92)	2,626
Oliver Wyman Group	1,626	(1)	(29)	1,596	1,485	(1)	1,484
Total Consulting	4,430	24	(83)	4,371	4,203	(93)	4,110
Corporate Eliminations	(31)	—	—	(31)	(31)	—	(31)
Total Revenue	$12,694	$68	$(190)	$12,572	$11,800	$(106)	$11,694
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2024				2023
Six Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$1,937	$(5)	$(2)	$1,930	$1,790	$(1)	$1,789
Asia Pacific	727	25	(39)	713	669	—	669
Latin America	262	17	(8)	271	252	—	252
Total International	2,926	37	(49)	2,914	2,711	(1)	2,710
U.S./Canada	3,342	2	(54)	3,290	3,071	—	3,071
Total Marsh	$6,268	$39	$(103)	$6,204	$5,782	$(1)	$5,781
Mercer:
Wealth (a)	$1,284	$6	$(74)	$1,216	$1,218	$(48)	$1,170
Health (a)	1,085	9	22	1,116	1,063	(44)	1,019
Career	435	10	(2)	443	437	—	437
Total Mercer	$2,804	$25	$(54)	$2,775	$2,718	$(92)	$2,626
(a)Acquisitions, dispositions and other in 2024 includes a net gain of $21 million from the sale of the U.K. pension administration and U.S. health and benefits administration businesses, that comprised of a $66 million gain in Wealth, offset by a $45 million loss in Health.
Note: Amounts in the tables above are rounded to whole numbers.

Consolidated Revenue
Consolidated revenue increased $345 million, or 6% to $6.2 billion for the three months ended June 30, 2024, compared to $5.9 billion for the three months ended June 30, 2023. Consolidated revenue also increased 6% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. On an underlying basis, revenue increased 7% and 4% for the three months ended June 30, 2024 in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $894 million, or 8% to $12.7 billion for the six months ended June 30, 2024, compared to $11.8 billion for the six months ended June 30, 2023. Consolidated revenue also increased 8% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. On an underlying basis, revenue increased 8% and 6% for the six months ended June 30, 2024 in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated Operating Expenses
Consolidated operating expenses increased $160 million, or 4% to $4.6 billion for the three months ended June 30, 2024, compared to $4.4 billion for the three months ended June 30, 2023. Expenses reflect an increase of 1% from acquisitions, offset by a decrease of 1% from the impact of foreign currency translation.
Consolidated operating expenses increased $510 million, or 6% to $9.1 billion for the six months ended June 30, 2024, compared to $8.6 billion for the six months ended June 30, 2023. Expenses reflect an increase of 1% from acquisitions, offset by a decrease of 1% from the impact of foreign currency translation.
Restructuring Activities
The Company incurred a total of $44 million and $86 million for restructuring activities for the three and six months ended June 30, 2024, compared to $65 million and $118 million for the corresponding quarter in the prior year.
Additional details are included in Note 15, Restructuring Costs, in the notes to the consolidated financial statements.
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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2024	2023	2024	2023
Revenue	$4,022	$3,722	$8,295	$7,628
Compensation and benefits (a)	2,108	1,965	4,226	3,896
Other operating expenses (a)	617	600	1,207	1,180
Operating expenses	2,725	2,565	5,433	5,076
Operating income	$1,297	$1,157	$2,862	$2,552
Operating income margin	32.2%	31.1%	34.5%	33.5%
(a)The Company reclassified certain prior period amounts between Compensation and benefits and Other operating expenses for each reporting segment for comparability purposes. The reclassification had no impact on consolidated or reporting segment total expenses.
Revenue
Revenue in the Risk and Insurance Services segment increased $300 million, or 8% to $4.0 billion for the three months ended June 30, 2024, compared to $3.7 billion for the three months ended June 30, 2023. Revenue increased 7% on an underlying basis and 2% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. Interest earned on fiduciary funds increased $17 million to $125 million for the three months ended June 30, 2024, compared to $108 million for the corresponding quarter in the prior year.

Revenue in the Risk and Insurance Services segment increased $667 million, or 9% to $8.3 billion for the six months ended June 30, 2024, compared to $7.6 billion for the six months ended June 30, 2023. Revenue increased 8% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. Interest earned on fiduciary funds increased by $48 million to $247 million for the six months ended June 30, 2024, compared to $199 million for the corresponding period in the prior year.
Marsh's revenue increased $227 million, or 8% to $3.3 billion for the three months ended June 30, 2024, compared to $3.0 billion for the three months ended June 30, 2023. This reflects increases of 7% on an underlying basis and 2% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. U.S./Canada rose 6% on an underlying basis. Total International operations produced underlying revenue growth of 7%, reflecting growth of 8% in Latin America, and 7% in both Asia Pacific and EMEA.
Marsh's revenue increased $486 million, or 8% to $6.3 billion for the six months ended June 30, 2024, compared to $5.8 billion for the six months ended June 30, 2023. This reflects increases of 7% on an underlying basis and 2% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. U.S./Canada rose 7% on an underlying basis. Total International operations produced underlying revenue growth of 8%, reflecting growth of 8% in both EMEA and Latin America, and 7% in Asia Pacific.
Guy Carpenter's revenue increased $56 million, or 10% to $632 million for the three months ended June 30, 2024, compared to $576 million for the three months ended June 30, 2023. This reflects an increase of 11% on an underlying basis, partially offset by a decrease of 1% from the impact of foreign currency translation.
Guy Carpenter's revenue increased $133 million, or 8% to $1.8 billion for the six months ended June 30, 2024, compared to $1.6 billion for the six months ended June 30, 2023. This reflects an increase of 9% on an underlying basis, partially offset by a decrease of 1% from acquisitions.
The Risk and Insurance Services segment completed 5 acquisitions for the six months ended June 30, 2024. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
In the Risk and Insurance Services segment, expenses increased $160 million, or 6% to $2.7 billion for the three months ended June 30, 2024, compared to $2.6 billion for the three months ended June 30, 2023. Expenses reflect a 2% increase from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation.
Expenses in the Risk and Insurance Services segment increased $357 million, or 7% to $5.4 billion for the six months ended June 30, 2024, compared to $5.1 billion for the six months ended June 30, 2023. Expenses reflect a 2% increase from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation.
Expenses for the three and six months ended June 30, 2024 increased primarily due to compensation and benefits driven by higher base salary and incentive compensation.

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
The results of operations for the Consulting segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2024	2023	2024	2023
Revenue	$2,216	$2,172	$4,430	$4,203
Compensation and benefits (a)	1,314	1,336	2,628	2,571
Other operating expenses (a)	492	448	960	833
Operating expenses	1,806	1,784	3,588	3,404
Operating income	$410	$388	$842	$799
Operating income margin	18.5%	17.9%	19.0%	19.0%
(a)The Company reclassified certain prior period amounts between Compensation and benefits and Other operating expenses for each reporting segment for comparability purposes. The reclassification had no impact on consolidated or reporting segment total expenses.
Revenue
Consulting revenue increased $44 million, or 2% to $2.2 billion for the three months ended June 30, 2024, compared to the corresponding quarter in the prior year. This reflects an increase of 4% on an underlying basis, partially offset by decreases of 1% from both acquisitions and the impact of foreign currency translation.
Consulting revenue increased $227 million, or 5% to $4.4 billion for the six months ended June 30, 2024, compared to $4.2 billion for the six months ended June 30, 2023. This reflects an increase of 6% on an underlying basis, partially offset by a decrease of 1% from the impact of foreign currency translation.
Mercer's revenue increased $5 million to $1.4 billion for the three months ended June 30, 2024, compared to the corresponding quarter in the prior year. This reflects an increase of 5% on an underlying basis, offset by decreases of 3% from acquisitions and 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health, Wealth and Career increased 9%, 3%, and 2%, respectively, as compared to the corresponding quarter in the prior year.
Mercer's revenue increased $86 million, or 3% to $2.8 billion for the six months ended June 30, 2024, compared to $2.7 billion for the six months ended June 30, 2023. This reflects an increase of 6% on an underlying basis, partially offset by decreases of 1% from acquisitions and 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health, Wealth and Career increased 10%, 4%, and 2%, respectively, as compared to the corresponding period in the prior year.
Revenue for the six months ended June 30, 2024, includes a net gain of $21 million from the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses. Results for the six months ended June 30, 2023 include the loss on sale of an individual financial advisory business in Canada of $17 million.
Oliver Wyman Group's revenue increased $39 million, or 5% to $837 million for the three months ended June 30, 2024, compared to $798 million for the three months ended June 30, 2023. This reflects increases of 3% on an underlying basis and 2% from acquisitions.
Oliver Wyman Group's revenue increased $141 million, or 9% to $1.6 billion for the six months ended June 30, 2024, compared to $1.5 billion for the six months ended June 30, 2023. This reflects increases of 8% on an underlying basis and 2% from acquisitions.
The Consulting segment completed 4 acquisitions for the six months ended June 30, 2024. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Operating Expenses
In the Consulting segment, expenses increased $22 million, or 1% to $1.8 billion for the three months ended June 30, 2024, compared to the corresponding quarter in the prior year. Expenses reflect decreases of 2% from dispositions, related to the sale of the Mercer U.K. pension administration and U.S. health and benefits administration business, and 1% from the impact of foreign currency translation.
Expenses in the Consulting segment increased $184 million, or 5% to $3.6 billion for the six months ended June 30, 2024, compared to $3.4 billion for the six months ended June 30, 2023. Expenses reflect a 1% decrease from dispositions.
Expenses for the six months ended June 30, 2024 increased primarily due to compensation and benefits driven by higher base salaries and incentive compensation. Expenses for the six months ended June 30, 2023 also included benefit of $51 million of insurance and indemnity recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
Corporate and Other
Corporate expenses decreased $23 million, or 27% to $65 million for the three months ended June 30, 2024, compared to $88 million for the three months ended June 30, 2023.
Corporate expenses decreased $31 million, or 18% to $137 million for the six months ended June 30, 2024, compared to $168 million for the six months ended June 30, 2023.
Corporate expenses for the three and six months ended June 30, 2024 decreased primarily due to lower restructuring costs compared to the corresponding periods in the prior year.
Interest Income
Interest income was $12 million for the three months ended June 30, 2024, compared to $10 million for the three months ended June 30, 2023.
Interest income was $49 million for the six months ended June 30, 2024, compared to $24 million for the six months ended June 30, 2023.
Interest income for the three and six months ended June 30, 2024 increased $2 million and $25 million, respectively, due to higher average corporate funds and interest rates compared to the corresponding periods in the prior year.
Interest Expense
Interest expense was $156 million for the three months ended June 30, 2024, compared to $146 million for the three months ended June 30, 2023.
Interest expense was $315 million for the six months ended June 30, 2024, compared to $282 million for the six months ended June 30, 2023.
Interest expense for the three and six months ended June 30, 2024, increased $10 million and $33 million, respectively, reflecting higher levels of debt and higher interest rates, compared to the corresponding periods in the prior year.
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
The Company recorded net investment income of $1 million and $2 million for the three and six months ended June 30, 2024, compared to net investment income of $3 million and $5 million, respectively, for the corresponding periods in the prior year.

Income and Other Taxes
The Company's effective tax rate for the three months ended June 30, 2024 was 27.1%, compared with 24.4% for the corresponding quarter of 2023. The effective tax rates for the six months ended June 30, 2024 and 2023 were 25.4% and 24.6%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The rate for the three and six months ended June 30, 2024 reflects the previously enacted change in the United Kingdom (U.K.) corporate income tax rate from 19% to 25%, which was effective April 1, 2023. The blended U.K. statutory tax rate for 2023 was 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 0.7% and 1.2% for the three months ended June 30, 2024 and 2023, respectively, and by 1.6% and 1.3% for the six months periods ended June 30, 2024 and 2023, respectively.
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
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by approximately 35 countries, including the U.K. and Ireland. This minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
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

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to stockholders, repurchase its shares and pay corporate expenses. The Company can also provide financial support to its operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed in the Financing Cash Flows section.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At June 30, 2024, the Company had approximately $1.3 billion of cash and cash equivalents in its foreign operations, which includes $481 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the six months ended June 30, 2024, the Company recorded foreign currency translation adjustments which decreased net equity by $241 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $434 million of cash from operations for the six months ended June 30, 2024, compared to $665 million provided by operations in the first six months of 2023. These amounts reflect the net income of the Company during the periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $153 million and $151 million related to its restructuring activities for the six months ended June 30, 2024 and 2023, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. For the three and six months ended June 30, 2024, the Company contributed $9 million and $17 million, respectively, to its U.S. defined benefit pension plans and $18 million and $34 million to its non-U.S. defined benefit pension plans, respectively. For the three and six months ended June 30, 2023, the Company contributed $7 million and $15 million to its U.S. defined benefit pension plans, respectively, and $19 million and $32 million to its non-U.S. defined benefit pension plans, respectively.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. For the three and six months ended June 30, 2024, the Company made contributions of $9 million and $17 million, respectively, to its non-qualified plans, and expects to contribute approximately an additional $14 million over the remainder of 2024. The Company is also required to make $2 million of contributions to its U.S. qualified plans in 2024.
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
In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created (referred to as the "JLT section"). For the first six months of 2024, the Company made deficit contributions of $21 million to the JLT section of its U.K. plans, and does not expect to make any additional contributions for the remainder of 2024.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required at the earliest until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $568 million) over a seven year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
The Company expects to fund an additional $27 million to its non-U.S. defined benefit plans over the remainder of 2024, comprising approximately $1 million to the U.K. plans and $26 million to plans outside of the U.K.
Financing Cash Flows
Net cash used for financing activities was $384 million for the six months ended June 30, 2024, compared with $227 million provided by financing activities for the corresponding period in 2023.
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
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At June 30, 2024 and December 31, 2023, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility ("Uncommitted Credit Facility"). At June 30, 2023, the Company had $200 million borrowings outstanding under this facility with a weighted average interest rate of 5.50%.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $118 million and $113 million, at June 30, 2024 and December 31, 2023, respectively. There were no outstanding borrowings under these facilities at June 30, 2024 and December 31, 2023.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $143 million and $139 million, at June 30, 2024 and December 31, 2023, respectively.
Debt
The Company had $749 million of commercial paper outstanding at June 30, 2024, at an average effective interest rate of 5.498%.
In June 2024, the Company repaid $600 million of 3.50% senior notes at maturity.
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
Share Repurchases
For the first six months of 2024, the Company repurchased 3.0 million shares of its common stock for $600 million. At June 30, 2024, the Company remained authorized by the Board of Directors to repurchase up to approximately $2.6 billion in shares of its common stock. There is no time limit on the authorization. For the first six months of 2023, the Company repurchased 3.5 million shares of its common stock for $600 million.
Dividends
The Company paid dividends on its common stock shares of $706 million ($1.42 per share) for the first six months of 2024, as compared with $591 million ($1.18 per share) for the first six months of 2023.
In July 2024, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in August 2024.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2024	2023
Operating:
Contingent consideration payments for prior year acquisitions	$(90)	$(41)
Receipt of contingent consideration for dispositions	—	1
Acquisition/disposition related net charges for adjustments	15	17
Adjustments and payments related to contingent consideration	$(75)	$(23)
Financing:
Contingent consideration for prior year acquisitions	$(71)	$(134)
Deferred consideration related to prior year acquisitions	(10)	(51)
Payments of deferred and contingent consideration for acquisitions	$(81)	$(185)

Receipt of contingent consideration for dispositions	$1	$2
For acquisitions completed during the first six months of 2024 and in prior years, remaining estimated future contingent payments of $121 million and deferred consideration payments of $116 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2024.

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
The U.S. dollar value of the Euro notes decreased by $47 million through June 30, 2024, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the six months ended June 30, 2024.
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $901 million and $682 million for the six months ended June 30, 2024 and 2023, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $783 million for the first six months of 2024, compared with $501 million used for investing activities for the corresponding period in 2023.
The Company paid $644 million and $292 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during the first six months of 2024 and 2023, respectively. The outflow of funds in 2024 relates primarily to the acquisitions of Vanguard's Institutional Advisory
Services business unit ("Vanguard") and Fischer Brown Bottrell Insurance Inc., for $469 million. The outflow of funds in 2023 primarily relates to the completion of the Westpac Transaction for $233 million.
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
The Company's additions to fixed assets and capitalized software, which amounted to $167 million for the first six months of 2024, and $185 million for the first six months of 2023, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash used for long-term investments for the first six months of 2024 is due to investments in private equity funds. At June 30, 2024, the Company has commitments for potential future investments of approximately $114 million in private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at June 30, 2024:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$749	$749	$—	$—	$—
Current portion of long-term debt	519	519	—	—	—
Long-term debt	12,384	—	1,227	1,544	9,613
Interest on long-term debt	9,356	565	1,063	1,021	6,707
Net operating leases	2,153	363	651	443	696
Service agreements	479	227	188	64	—
Other long-term obligations (a)	300	109	155	34	2
Total	$25,940	$2,532	$3,284	$3,106	$17,018
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $119 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $54 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act (the "TCJA") of $48 million, which will be paid in installments from 2025 through 2026.
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
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,653	$3,358
Cash and cash equivalents held in a fiduciary capacity	$11,497	$10,794
Based on the above balances at June 30, 2024, if short-term interest rates increased or decreased by 10%, or 43 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $29 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension cost. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic cost for 2024 are discussed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Discussion of Critical Accounting Policies and Estimates - Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $85 million. The Company has exposure to over 80 foreign currencies. If exchange rates at June 30, 2024, hold constant for the rest of 2024, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will decrease full year net operating income by approximately $50 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments at June 30, 2024 in both public and private companies as well as private equity funds, including investments of approximately $19 million that are valued using readily determinable fair values and approximately $20 million of investments without readily determinable fair values. The Company also has investments of approximately $276 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the six months ended June 30, 2024, the Company repurchased 3.0 million shares of its common stock for $600 million. At June 30, 2024, the Company remained authorized to repurchase up to approximately $2.6 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2024	566,616	$201.1932	566,616	$2,750,086,100
May 1-31, 2024	504,769	$204.6581	504,769	$2,646,781,033
June 1-30 2024	392,750	$210.5525	392,750	$2,564,086,539
Total	1,464,135	$204.8984	1,464,135	$2,564,086,539
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

Date:	July 18, 2024	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	July 18, 2024	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement Amendment, dated July 10, 2024, between Marsh & McLennan Companies, Inc. and John Q. Doyle

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase