Form 10-Q
period 2024-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2024-10-17
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 14, 2024, there were outstanding 491,121,531 shares of common stock, par value $1.00 per share, of the registrant.

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
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and insurer revenue streams; and
•our ability to successfully integrate or achieve the intended benefits of the acquisition of McGriff.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$5,697	$5,382	$18,391	$17,182
Expense:
Compensation and benefits	3,442	3,287	10,366	9,831
Other operating expenses	1,147	1,099	3,350	3,172
Operating expenses	4,589	4,386	13,716	13,003
Operating income	1,108	996	4,675	4,179
Other net benefit credits	68	62	201	180
Interest income	12	16	61	40
Interest expense	(154)	(145)	(469)	(427)
Investment income	1	1	3	6
Income before income taxes	1,035	930	4,471	3,978
Income tax expense	283	192	1,155	941
Net income before non-controlling interests	752	738	3,316	3,037
Less: Net income attributable to non-controlling interests	5	8	44	37
Net income attributable to the Company	$747	$730	$3,272	$3,000
Net income per share attributable to the Company:
– Basic	$1.52	$1.48	$6.65	$6.07
– Diluted	$1.51	$1.47	$6.59	$6.01
Average number of shares outstanding:
– Basic	492	494	492	494
– Diluted	496	499	496	499
Shares outstanding at September 30,	491	493	491	493
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income before non-controlling interests	$752	$738	$3,316	$3,037
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	661	(473)	389	(131)
(Loss) gain related to pension/post-retirement plans	(173)	107	(105)	(13)
Other comprehensive income (loss) before tax	488	(366)	284	(144)
Income tax (benefit) expense on other comprehensive loss	(49)	39	(21)	2
Other comprehensive income (loss), net of tax	537	(405)	305	(146)
Comprehensive income	1,289	333	3,621	2,891
Less: comprehensive income attributable to non-controlling interest	5	8	44	37
Comprehensive income attributable to the Company	$1,284	$325	$3,577	$2,854
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,798	$3,358
Cash and cash equivalents held in a fiduciary capacity	11,923	10,794
Receivables
Commissions and fees	6,783	5,806
Advanced premiums and claims	102	103
Other	702	660
	7,587	6,569
Less-allowance for credit losses	(165)	(151)
Net receivables	7,422	6,418
Other current assets	1,143	1,178
Total current assets	22,286	21,748

Goodwill	18,235	17,231
Other intangible assets	2,720	2,630
Fixed assets (net of accumulated depreciation and amortization of $1,638 at September 30, 2024 and $1,562 at December 31, 2023)	884	882
Pension related assets	2,384	2,051
Right of use assets	1,487	1,541
Deferred tax assets	242	357
Other assets	1,626	1,590
	$49,864	$48,030
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) September 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$518	$1,619
Accounts payable and accrued liabilities	3,099	3,403
Accrued compensation and employee benefits	2,785	3,346
Current lease liabilities	313	312
Accrued income taxes	565	321
Dividends payable	401	—
Fiduciary liabilities	11,923	10,794
Total current liabilities	19,604	19,795

Long-term debt	12,330	11,844
Pension, post-retirement and post-employment benefits	704	779
Long-term lease liabilities	1,618	1,661
Liabilities for errors and omissions	330	314
Other liabilities	1,396	1,267
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2024 and December 31, 2023	561	561
Additional paid-in capital	1,289	1,242
Retained earnings	24,520	22,759
Accumulated other comprehensive loss	(4,990)	(5,295)
Non-controlling interests	194	179
	21,574	19,446
Less – treasury shares, at cost, 69,608,340 shares at September 30, 2024 and 68,635,498 shares at December 31, 2023	(7,692)	(7,076)
Total equity	13,882	12,370
	$49,864	$48,030
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2024	2023
Operating cash flows:
Net income before non-controlling interests	$3,316	$3,037
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	276	270
Amortization of intangible assets	269	257
Non-cash lease expense	206	215
Adjustments and payments related to contingent consideration assets and liabilities	(69)	(19)
Net gain on investments	—	(6)
Net (gain) loss on disposition of assets	(18)	18
Share-based compensation expense	283	273
Changes in assets and liabilities:
Net receivables	(821)	(670)
Other assets	(45)	(98)
Accrued compensation and employee benefits	(582)	(458)
Provision for taxes, net of payments and refunds	233	242
Contributions to pension and other benefit plans in excess of current year credit	(262)	(246)
Other liabilities	(211)	(103)
Operating lease liabilities	(229)	(237)
Net cash provided by operations	2,346	2,475
Financing cash flows:
Purchase of treasury shares	(900)	(900)
Issuance of commercial paper with maturity greater than 90 days	—	146
Repayment of commercial paper with maturity greater than 90 days	—	(146)
Proceeds from issuance of debt	988	2,170
Repayments of debt	(1,613)	(12)
Payment of bridge loan commitment fees	(23)	—
Purchase of non-controlling interests	(5)	(139)
Shares withheld for taxes on vested units – treasury shares	(177)	(145)
Issuance of common stock from treasury shares	221	165
Payments of deferred and contingent consideration for acquisitions	(91)	(187)
Receipts of deferred and contingent consideration for dispositions	3	2
Distributions of non-controlling interests	(29)	(18)
Dividends paid	(1,110)	(944)
Change in fiduciary liabilities	916	1,223
Net cash (used for) provided by financing activities	(1,820)	1,215
Investing cash flows:
Capital expenditures	(240)	(296)
Purchases of long term investments	(18)	(44)
Sales of long term investments	17	18
Dispositions	106	(18)
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(1,042)	(619)
Other, net	1	16
Net cash used for investing activities	(1,176)	(943)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	219	(120)
(Decrease)/increase in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(431)	2,627
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	14,152	12,102
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$13,721	$14,729

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at September 30,	2024	2023
(In millions)
Cash and cash equivalents	$1,798	$2,901
Cash and cash equivalents held in a fiduciary capacity	11,923	11,828
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$13,721	$14,729
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,197	$1,074	$1,242	$1,179
Change in accrued stock compensation costs	84	74	(41)	(27)
Issuance of shares under stock compensation plans and employee stock purchase plans	8	2	88	68
Purchase of non-controlling interest	—	—	—	(70)
Balance, end of period	$1,289	$1,150	$1,289	$1,150
RETAINED EARNINGS
Balance, beginning of period	$24,578	$21,980	$22,759	$20,301
Net income attributable to the Company	747	730	3,272	3,000
Dividend equivalents declared	(3)	(1)	(10)	(9)
Dividends declared	(802)	(702)	(1,501)	(1,285)
Balance, end of period	$24,520	$22,007	$24,520	$22,007
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,527)	$(5,055)	$(5,295)	$(5,314)
Other comprehensive income (loss), net of tax	537	(405)	305	(146)
Balance, end of period	$(4,990)	$(5,460)	$(4,990)	$(5,460)
TREASURY SHARES
Balance, beginning of period	$(7,442)	$(6,599)	$(7,076)	$(6,207)
Issuance of shares under stock compensation plans and employee stock purchase plans	50	47	284	255
Purchase of treasury shares	(300)	(300)	(900)	(900)
Balance, end of period	$(7,692)	$(6,852)	$(7,692)	$(6,852)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$198	$178	$179	$229
Net income attributable to non-controlling interests	5	8	44	37
Net non-controlling interests acquired	—	—	—	(69)
Distributions and other changes	(9)	(6)	(29)	(17)
Balance, end of period	$194	$180	$194	$180
TOTAL EQUITY	$13,882	$11,586	$13,882	$11,586
Dividends declared per share	$1.63	$1.42	$3.05	$2.60
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
The accompanied consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the nine months ended September 30, 2024 and 2023.
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
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At September 30, 2024, the Company maintained $507 million compared to $486 million at December 31, 2023 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, respectively.
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
The Company recorded net investment income of $1 million and $3 million for the three and nine months ended September 30, 2024, respectively, compared to net investment income of $1 million and $6 million, respectively, for the corresponding periods in the prior year.
Income Taxes
The Company's effective tax rate for the three months ended September 30, 2024 was 27.3%, compared with 20.6% for the corresponding quarter of 2023. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 25.8% and 23.7%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The rate for the three and nine months ended September 30, 2024 reflects the previously enacted change in the United Kingdom (U.K.) corporate income tax rate from 19% to 25%, which was effective April 1, 2023. The blended U.K. statutory tax rate for 2023 was 23.5%.

The excess tax benefit related to share-based payments is the most significant discrete item for the nine months ended September 30, 2024 and 2023, reducing the effective tax rate by 1.3% and 1.2%, respectively. The reduction to the effective tax rate for the three months ended September 30, 2024 and 2023 is 0.3% and 1.0%, respectively.
During the third quarter of 2023, the Company released a valuation allowance related to the realizability of deferred tax assets for its non-U.S. operations of $48 million as a discrete tax benefit, primarily due to the sustained profitability of its operations. This was the most significant discrete item for the three months ended September 30, 2023, reducing the effective tax rate by 4.8%. For the nine months ended September 30, 2023, the reduction to the effective tax rate was 1.1%.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $122 million at September 30, 2024, and $124 million at December 31, 2023. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $66 million within the next twelve months due to settlement of audits and expirations of statutes of limitations. In the third quarter of 2024, the Company received closure notices and assessments from the U.K. tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments and resolving this matter through litigation or alternative dispute resolution may take several years. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company. However, an adverse resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-U.S. jurisdictions where the Company operates, including the U.K. and Ireland. This minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2023 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Marsh:
EMEA	$747	$692	$2,684	$2,482
Asia Pacific	342	311	1,069	980
Latin America	134	134	396	386
Total International	1,223	1,137	4,149	3,848
U.S./Canada	1,711	1,563	5,053	4,634
Total Marsh	2,934	2,700	9,202	8,482
Guy Carpenter	381	359	2,161	2,006
Subtotal	3,315	3,059	11,363	10,488
Fiduciary interest income	138	131	385	330
Total Risk and Insurance Services	$3,453	$3,190	$11,748	$10,818

Mercer:
Wealth	$625	$635	$1,909	$1,853
Health	520	496	1,605	1,559
Career	307	294	742	731
Total Mercer	1,452	1,425	4,256	4,143
Oliver Wyman Group	810	781	2,436	2,266
Total Consulting	$2,262	$2,206	$6,692	$6,409

The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	September 30, 2024	December 31, 2023
Contract assets	$433	$357
Contract liabilities	$864	$869
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
Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized for the three and nine months ended September 30, 2024 that was included in the contract liability balance at the beginning of each of those periods was $149 million and $730 million, respectively, compared to revenue recognized of $187 million and $698 million, respectively, for the corresponding periods in the prior year.
The amount of revenue recognized for the three and nine months ended September 30, 2024 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $18 million and $61 million, respectively, and $20 million and $64 million, respectively, for the corresponding periods in the prior year.
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
Risk and Insurance Services revenue includes interest on fiduciary assets of $138 million and $385 million for the three and nine months ended September 30, 2024, respectively, and $131 million and $330 million for the three and nine months ended September 30, 2023, respectively.
Net uncollected premiums and claims and the related payables were $15.6 billion at September 30, 2024, and $13.8 billion at December 31, 2023. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets. In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. These advances are made from corporate funds and are reflected in the accompanying consolidated balance sheets as receivables.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income before non-controlling interests	$752	$738	$3,316	$3,037
Less: Net income attributable to non-controlling interests	5	8	44	37
Net income attributable to the Company	$747	$730	$3,272	$3,000
Basic weighted average common shares outstanding	492	494	492	494
Dilutive effect of potentially issuable common shares	4	5	4	5
Diluted weighted average common shares outstanding	496	499	496	499
Average stock price used to calculate common stock equivalents	$222.13	$191.66	$209.06	$178.64

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the nine months ended September 30, 2024 and 2023:

(In millions)	2024	2023
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,310	$760
Fiduciary liabilities assumed	(8)	(14)
Liabilities assumed	(84)	(98)
Contingent/deferred purchase consideration	(176)	(29)
Net cash outflow for acquisitions	$1,042	$619

(In millions)	2024	2023
Interest paid	$538	$427
Income taxes paid, net of refunds	$922	$699
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2024	2023
Operating:
Contingent consideration payments for prior year acquisitions	$(90)	$(41)
Receipt of contingent consideration for dispositions	—	1
Acquisition/disposition related net charges for adjustments	21	21
Adjustments and payments related to contingent consideration	$(69)	$(19)
Financing:
Contingent consideration for prior year acquisitions	$(73)	$(135)
Deferred consideration related to prior year acquisitions	(18)	(52)
Payments of deferred and contingent consideration for acquisitions	$(91)	$(187)

Receipts of contingent consideration for dispositions	$1	$2
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $328 million and $304 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $90 million and $283 million for the three and nine months ended September 30, 2024, respectively, and $82 million and $273 million for the three and nine months ended September 30, 2023, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three and nine months ended September 30, 2024 and 2023, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2024	$(3,050)	$(2,477)	$(5,527)
Other comprehensive (loss) income before reclassifications	(135)	668	533
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current period other comprehensive (loss) income	(131)	668	537
Balance at September 30, 2024 (a)	$(3,181)	$(1,809)	$(4,990)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2023	$(2,811)	$(2,244)	$(5,055)
Other comprehensive income (loss) before reclassifications	76	(485)	(409)
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current period other comprehensive income (loss)	80	(485)	(405)
Balance at September 30, 2023 (a)	$(2,731)	$(2,729)	$(5,460)
(a)At September 30, 2024 and 2023, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.5 billion and $1.3 billion, respectively.

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2024	$(3,101)	$(2,194)	$(5,295)
Other comprehensive (loss) income before reclassifications	(93)	385	292
Amounts reclassified from accumulated other comprehensive income	13	—	13
Net current period other comprehensive (loss) income	(80)	385	305
Balance at September 30, 2024 (a)	$(3,181)	$(1,809)	$(4,990)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2023	$(2,721)	$(2,593)	$(5,314)
Other comprehensive (loss) income before reclassifications	(20)	(136)	(156)
Amounts reclassified from accumulated other comprehensive income	10	—	10
Net current period other comprehensive (loss) income	(10)	(136)	(146)
Balance at September 30, 2023 (a)	$(2,731)	$(2,729)	$(5,460)
(a)At September 30, 2024 and 2023, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.5 billion and $1.3 billion, respectively.

The components of other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023 are as follows:

Three Months Ended September 30,	2024			2023
(In millions)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$661	$(7)	$668	$(473)	$12	$(485)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Net actuarial losses (a)	6	2	4	5	1	4
Subtotal	6	2	4	5	1	4
Foreign currency translation adjustments	(180)	(44)	(136)	102	26	76
Effect of settlement	1	—	1	—	—	—
Pension/post-retirement plans (losses) gains	(173)	(42)	(131)	107	27	80
Other comprehensive income (loss)	$488	$(49)	$537	$(366)	$39	$(405)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2024			2023
(In millions)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$389	$4	$385	$(131)	$5	$(136)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(1)	—	(1)	(1)	—	(1)
Net actuarial losses (a)	19	5	14	15	4	11
Subtotal	18	5	13	14	4	10
Foreign currency translation adjustments	(124)	(30)	(94)	(20)	(5)	(15)
Effect of settlement	1	—	1	—	—	—
Other adjustments	—	—	—	(7)	(2)	(5)
Pension/post-retirement plans (losses) gains	(105)	(25)	(80)	(13)	(3)	(10)
Other comprehensive income (loss)	$284	$(21)	$305	$(144)	$2	$(146)
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
The Risk and Insurance Services segment completed 8 acquisitions for the nine months ended September 30, 2024:
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
•May – MMA acquired AC Risk Management, a New York-based commercial lines insurance broker primarily offering property and casualty insurance to businesses with a focus on the construction industry; Perkins Insurance Agencies LLC, a Texas-based insurance broker providing commercial property and casualty and personal lines coverage to businesses, non-profits and families with expertise in the oil and gas, trucking, farm and ranch and restaurant industries; and Fisher Brown Bottrell Insurance, Inc. ("FBBI"), a Mississippi-based insurance broker providing commercial property and casualty insurance, surety and employee benefits services to businesses and individuals.
•July – MMA acquired AmeriStar Agency Inc., a Minnesota-based insurance broker offering insurance coverage solutions to high-net-worth individuals and commercial clients; and Hudson Shore Group, a New Jersey-based public and private sector employee benefits broker, that specializes in public sector clients providing employee benefits, consulting, and administrative services with a focus on large group and alternative-funded benefits programs.
•August – MMA acquired The Horton Group, Inc. ("Horton Group"), an Illinois-based insurance broker that offers property and casualty insurance, employee benefits consultation, and personal lines coverage to businesses and individuals.
The Consulting segment completed 5 acquisitions for the nine months ended September 30, 2024:
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
•July – Oliver Wyman Group acquired Veritas Total Solutions, a Texas-based commodity trading advisory firm with expertise in risk, systems, analytics and artificial intelligence.

Total purchase consideration for acquisitions made for the nine months ended September 30, 2024 was $1.3 billion, which consisted of cash paid of $1.1 billion and deferred and estimated contingent purchase consideration of $176 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the nine months ended September 30, 2024, the Company also paid $18 million of deferred purchase consideration and $163 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2024, based on the estimated fair values for the acquisitions as of their respective acquisition dates. Amounts in the table primarily reflect the impact of the Horton Group and FBBI acquisitions.

Acquisitions through September 30, 2024
(In millions)
Cash	$1,078
Estimated fair value of deferred/contingent purchase consideration	176
Total consideration	$1,254
Allocation of purchase price:
Cash and cash equivalents	$28
Cash and cash equivalents held in a fiduciary capacity	8
Net receivables	67
Other current assets	30
Goodwill	826
Other intangible assets	371
Fixed assets, net	5
Right of use assets	9
Other assets	2
Total assets acquired	1,346
Current liabilities	29
Fiduciary liabilities	8
Other liabilities	55
Total liabilities assumed	92
Net assets acquired	$1,254
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
The following table provides information about other intangible assets acquired in 2024:

Other intangible assets through September 30, 2024 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$349	12.3 years
Other	22	2.8 years
Total other intangible assets	$371
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The consolidated statements of income for the three and nine months ended September 30, 2024 include revenue of approximately $82 million and $144 million, respectively, and operating losses of $2 million and $5 million, respectively, for acquisitions made in 2024. The consolidated statements of income for both the three and nine months ended September 30, 2023, include revenue of approximately $50 million and $91 million respectively, and operating income of $5 million and $14 million for acquisitions made in 2023.
The Company incurred approximately $20 million and $49 million of acquisition related expenses for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company incurred integration costs of $5 million and $32 million, respectively, for the acquisition of Westpac Banking Corporation's ("Westpac") financial advisory business, Advance Asset Management, and the transfer from Westpac of BT Financial Group's personal corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Westpac Transaction"). The expenses for the Westpac Transaction related primarily to technology, consulting, legal and people related costs. Acquisition and integration costs are included in other operating expenses in the Company's consolidated statements of income.
Pending Acquisition
On September 30, 2024, the Company announced that it had reached an agreement to acquire McGriff Insurance Services, LLC ("McGriff"), an affiliate of TIH Insurance Holdings (the "Transaction"). McGriff is an insurance broking and risk management services provider in the U.S. Under the terms of the Transaction, the Company will acquire McGriff for an aggregate purchase price of $7.75 billion in cash consideration, funded by a combination of cash proceeds and debt financing. In conjunction with the Transaction, the Company expects to assume a deferred tax asset valued at approximately $500 million. The Transaction is targeted to close by the end of 2024, subject to regulatory clearance and other standard closing conditions.
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
Total purchase consideration for acquisitions made for the nine months ended September 30, 2023 was $711 million, which consisted of cash paid of $682 million and deferred and estimated contingent purchase consideration of $29 million. Contingent purchase consideration arrangements are generally based primarily on EBITDA or revenue targets over a period of 2 to 4 years.
For the first nine months of 2023, the Company also paid $52 million of deferred purchase consideration and $176 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
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
Deconsolidation of Russia
In the third quarter of 2024, the Company obtained regulatory approval and completed its definite agreement to exit its businesses in Russia and transfer ownership to local management entered into in June 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$5,707	$5,494	$18,535	$17,621
Net income attributable to the Company	$755	$749	$3,309	$3,065
Basic net income per share attributable to the Company	$1.54	$1.52	$6.73	$6.20
Diluted net income per share attributable to the Company	$1.52	$1.50	$6.67	$6.14
9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. The reporting unit level is defined at the same level as the Company's operating segments. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, a company may elect to proceed directly to the quantitative goodwill impairment test. In the third quarter of 2024, the Company completed a qualitative impairment assessment and concluded that goodwill was not impaired. As part of its assessment, the Company considered numerous factors, including:
•that the fair value of each reporting unit exceeds its carrying value by a substantial margin based on its most recent quantitative assessment in 2023;
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived intangible assets at September 30, 2024 and December 31, 2023.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2024	2023
Balance at January 1,	$17,231	$16,251
Goodwill acquired	826	480
Other adjustments (a)	178	(76)
Balance at September 30,	$18,235	$16,655
(a) Primarily reflects the impact of foreign exchange.

The goodwill from acquisitions in 2024 and 2023 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2024 included approximately $263 million and $88 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at September 30, 2024 is $14.0 billion for Risk and Insurance Services and $4.2 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024			December 31, 2023
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$4,614	$1,937	$2,677	$4,337	$1,761	$2,576
Other (a)	386	343	43	391	337	54
Other intangible assets	$5,000	$2,280	$2,720	$4,728	$2,098	$2,630
(a) Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three and nine months ended September 30, 2024 was $90 million and $269 million, respectively, compared to $85 million and $257 million, respectively, for the corresponding periods in the prior year.
The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2024 (excludes amortization through September 30, 2024)	$91
2025	337
2026	317
2027	308
2028	285
Subsequent years	1,382
Total future amortization	$2,720
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/24	12/31/23	09/30/24	12/31/23	09/30/24	12/31/23	09/30/24	12/31/23
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$8	$5	$—	$—	$—	$—	$8	$5
Mutual funds (a)	189	178	—	—	—	—	189	178
Money market funds (b)	440	606	—	—	—	—	440	606
Contingent purchase consideration assets (c)	—	—	—	—	—	1	—	1
Total assets measured at fair value	$637	$789	$—	$—	$—	$1	$637	$790
Fiduciary Assets:
Money market funds	$66	$180	$—	$—	$—	$—	$66	$180
Total fiduciary assets measured at fair value	$66	$180	$—	$—	$—	$—	$66	$180
Liabilities:
Contingent purchase consideration liabilities (d)	$—	$—	$—	$—	$168	$252	$168	$252
Total liabilities measured at fair value	$—	$—	$—	$—	$168	$252	$168	$252
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
During the nine months ended September 30, 2024 and 2023, there were no assets or liabilities that were transferred between levels. The change in the contingent purchase consideration assets from December 31, 2023 is driven primarily by cash receipts of approximately $1 million.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Balance at beginning of period	$121	$223	$252	$377
Net additions	43	5	60	9
Payments	(2)	(1)	(163)	(176)
Revaluation impact	6	4	21	21
Other	—	—	(2)	—
Balance at end of period	$168	$231	$168	$231
Long-Term Investments
The Company has investments in public and private companies as well as certain private equity investments that are accounted for using the equity method of accounting. The carrying value of these investments was $275 million and $266 million at September 30, 2024 and December 31, 2023, respectively.
Investments in Public and Private Companies
The Company has investments in private insurance and consulting companies with a carrying value of $74 million and $63 million at September 30, 2024 and December 31, 2023, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Private Equity Investments
The Company's investments in private equity funds were $201 million and $203 million at September 30, 2024 and December 31, 2023, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds on the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets.
At September 30, 2024, the Company has commitments of potential future investments of approximately $120 million in private equity funds that invest primarily in financial services companies.
Other Investments
The Company held equity investments with readily determinable market values at September 30, 2024 and December 31, 2023, of $19 million and $16 million, respectively.
The Company also held investments without readily determinable market values of $21 million and $20 million at September 30, 2024 and December 31, 2023, respectively.

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
The U.S. dollar value of the Euro notes increased by $8 million through September 30, 2024 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the nine months ended September 30, 2024.
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
Operating leases are recognized on the consolidated balance sheets as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at commencement date of the lease. For the three and nine months ended September 30, 2024 and 2023, the Company determined that $7 million and $9 million, respectively, and $6 million and $19 million, respectively, of the ROU assets were impaired and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.
The following table provides additional information about the Company’s property leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Lease Cost:
Operating lease cost (a)	$84	$82	$247	$243
Short-term lease cost	1	1	4	4
Variable lease cost	31	31	85	94
Sublease income	(2)	(2)	(10)	(8)
Net lease cost	$114	$112	$326	$333
Other information:
Operating cash outflows from operating leases			$278	$284
Right of use assets obtained in exchange for new operating lease liabilities			$135	$177
Weighted average remaining lease term – real estate			7.8 years	8.1 years
Weighted average discount rate – real estate leases			3.64%	3.28%
(a) Excludes ROU asset impairment charges.

Future minimum lease payments for the Company’s operating leases at September 30, 2024 are as follows:

(In millions)	Real Estate Leases
2024 (excludes payments through September 30, 2024)	$95
2025	371
2026	343
2027	305
2028	229
2029	183
Subsequent years	678
Total future lease payments	2,204
Less: Imputed interest	(273)
Total	$1,931
Current lease liabilities	$313
Long-term lease liabilities	1,618
Total lease liabilities	$1,931
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At September 30, 2024, the Company did not have any additional operating real estate leases that had not yet commenced.
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit costs for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
September 30,	2024	2023
Weighted average assumptions:
Expected return on plan assets	5.44%	5.31%
Discount rate	4.95%	5.16%
Rate of compensation increase *	3.16%	3.16%
(*) There are no rate of compensation increase assumptions for the U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives, and 50% fixed income. At September 30, 2024, the actual allocation for the U.S. plans was 50% equities and equity alternatives, and 50% fixed income. The target allocation for the U.K. plans at September 30, 2024 is 13% equities and equity alternatives, and 87% fixed income. At September 30, 2024, the actual allocation for the U.K. plans was 14% equities and equity alternatives and 86% fixed income. The Company's U.K. plans comprised approximately 79% of non-U.S. plan assets at December 31, 2023. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions.

The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2024	2023
Service cost	$5	$7
Interest cost	146	151
Expected return on plan assets	(222)	(218)
Recognized actuarial loss	8	5
Net periodic benefit credit	$(63)	$(55)
Settlement loss	1	—
Net benefit credit	$(62)	$(55)

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2024	2023
Service cost	$17	$18
Interest cost	434	449
Expected return on plan assets	(657)	(645)
Amortization of prior service cost	1	—
Recognized actuarial loss	23	16
Net periodic benefit credit	$(182)	$(162)
Settlement loss	1	—
Net benefit credit	$(181)	$(162)
The following tables provide the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2024	2023
Compensation and benefits expense	$5	$7
Other net benefit credits	(67)	(62)
Net benefit credit	$(62)	$(55)

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2024	2023
Compensation and benefits expense	$17	$18
Other net benefit credits	(198)	(180)
Net benefit credit	$(181)	$(162)
The components of the net benefit credit for the U.S. defined benefit plans are as follows:

U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2024	2023
Interest cost	$62	$65
Expected return on plan assets	(76)	(78)
Recognized actuarial loss	5	5
Net benefit credit	$(9)	$(8)

U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2024	2023
Interest cost	$187	$195
Expected return on plan assets	(227)	(233)
Recognized actuarial loss	15	14
Net benefit credit	$(25)	$(24)
The components of the net benefit credit for the non-U.S. defined benefit plans are as follows:

Significant non-U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2024	2023
Service cost	$5	$7
Interest cost	84	86
Expected return on plan assets	(146)	(140)
Recognized actuarial loss	3	—
Net periodic benefit credit	$(54)	$(47)
Settlement loss	1	—
Net benefit credit	$(53)	$(47)

Significant non-U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2024	2023
Service cost	$17	$18
Interest cost	247	254
Expected return on plan assets	(430)	(412)
Amortization of prior service cost	1	—
Recognized actuarial loss	8	2
Net periodic benefit credit	$(157)	$(138)
Settlement loss	1	—
Net benefit credit	$(156)	$(138)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and nine months ended September 30, 2024 of approximately $16 million and $67 million, respectively, compared to contributions of $26 million and $73 million, respectively, for the corresponding periods in the prior year. The Company expects to contribute approximately $25 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2024.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and nine months ended September 30, 2024 was $45 million and $142 million, respectively, and $45 million and $133 million, respectively, for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and nine months ended September 30, 2024 was $39 million and $130 million, respectively, and $39 million and $120 million, respectively, for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2024	December 31, 2023
Short-term:
Current portion of long-term debt	$518	$1,619
	$518	$1,619

Long-term:
Senior notes – 3.50% due 2024	$—	$600
Senior notes – 3.875% due 2024	—	1,000
Senior notes – 3.50% due 2025	500	499
Senior notes – 1.349% due 2026	623	617
Senior notes – 3.75% due 2026	599	599
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	603	601
Senior notes – 2.25% due 2030	742	741
Senior notes – 2.375% due 2031	397	397
Senior notes – 5.750% due 2032	493	493
Senior notes – 5.875% due 2033	298	298
Senior notes – 5.400% due 2033	593	592
Senior notes – 5.150% due 2034	495	—
Senior notes – 4.75% due 2039	496	496
Senior notes – 4.35% due 2047	494	494
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,239	1,239
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	491
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	988	988
Senior notes – 5.450% due 2054	493	—
Mortgage – 5.70% due 2035	271	284
Other	4	5
	12,848	13,463
Less: current portion	518	1,619
	$12,330	$11,844
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
In November 2023, the Company increased its short-term commercial paper financing program (the "Program") to $3.5 billion from $2.8 billion. The Company did not have any commercial paper outstanding at September 30, 2024 and December 31, 2023.
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
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At September 30, 2024 and December 31, 2023, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility ("Uncommitted Credit Facility"). In the third quarter of 2023, the Company repaid $200 million of borrowings outstanding under this facility with a weighted average interest rate of 5.50%. There were no borrowings outstanding under the Uncommited Credit Facility at September 30, 2023.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $124 million and $113 million, at September 30, 2024 and December 31, 2023, respectively. There were no outstanding borrowings under these facilities at September 30, 2024 and December 31, 2023.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $153 million and $139 million, at September 30, 2024 and December 31, 2023, respectively.
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
Pending Acquisition
In connection with the pending McGriff Transaction, on September 29, 2024, the Company entered into a Bridge Loan Commitment Letter (the “Commitment Letter”) to provide the Company with 100% of the loans under a 364-day unsecured bridge term loan facility in an amount not to exceed $7.75 billion (the “Bridge Loan Facility”). The Company paid approximately $23 million for customary upfront fees related to the Commitment Letter, which will be amortized as interest expense based on the period of time the Bridge Loan Facility is expected to be in effect. Any borrowing under the Bridge Loan Facility will mature 364 days from the funding date, and the Company will be required to comply with certain covenants including maintaining an interest coverage ratio and leverage ratio within specified levels. The loans will bear interest at a rate per annum, equal to, at the Company’s election, either (a) SOFR-based rate, or (b) an alternative base rate, in each case, plus an applicable margin which varies with the Company's credit ratings.
At September 30, 2024, there has not been any funding of bridge loans under the Commitment Letter. The commitments under the Bridge Loan Facility are expected to be reduced, or any loans borrowed repaid, with long-term financing, equity issuances, or disposition of assets.
Fair Value of Short-term and Long-term Debt
The estimated fair value of the Company's short-term and long-term debt is provided below. Certain estimates and judgments were required to develop the fair value amounts.
The fair value amounts shown in the following table are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or need to dispose of the financial instrument.

	September 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$518	$515	$1,619	$1,610
Long-term debt	$12,330	$12,279	$11,844	$11,723
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
15.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. In the third quarter of 2024, the Company finalized its detailed plans and anticipates total charges related to these activities to be approximately $650 million. The Company has incurred approximately $540 million of these restructuring costs through September 30, 2024, primarily severance and lease exit charges, of which $36 million and $96 million were incurred for the three and nine months ended September 30, 2024, respectively. The Company is expected to complete these activities by the end of 2024.
The Company incurred a total of $54 million and $140 million for restructuring activities for the three and nine months ended September 30, 2024, respectively, compared to $52 million and $170 million, for the corresponding periods in the prior year.
The Company incurred costs related to these initiatives as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Risk and Insurance Services	$22	$26	$73	$89
Consulting	14	17	30	33
Corporate	18	9	37	48
Total	$54	$52	$140	$170
Details of the restructuring activity from January 1, 2023 through September 30, 2024, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2023	$88	$56	$—	$2	$146
2023 charges	148	96	15	42	301
Cash payments	(147)	(69)	(13)	(42)	(271)
Non-cash charges	—	(44)	(2)	—	(46)
Liability at December 31, 2023	$89	$39	$—	$2	$130
2024 charges	63	41	19	17	140
Cash payments	(123)	(34)	(19)	(19)	(195)
Non-cash charges	—	(9)	—	—	(9)
Liability at September 30, 2024	$29	$37	$—	$—	$66
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

16.    Common Stock
The Company has a share repurchases program authorized by the Board of Directors. For the first nine months of 2024, the Company repurchased 4.3 million shares of its common stock for $900 million.
At September 30, 2024, the Company remained authorized to repurchase up to approximately $2.3 billion in shares of its common stock. There is no time limit on the authorization. For the first nine months of 2023, the Company repurchased 5.1 million shares of its common stock for $900 million.
The Company issued approximately 3.3 million shares related to stock compensation and employee stock purchase plans for the first nine months of both 2024 and 2023.
In January and March of 2024, the Board of Directors of the Company declared quarterly dividends of $0.710 per share on outstanding common stock, which were paid in February and May 2024, respectively. In July 2024, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, paid in August 2024.
In September 2024, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in November 2024.
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

Selected information about the Company’s segments for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	Revenue		Operating Income/(Loss)	Revenue		Operating Income/(Loss)
2024 –
Risk and Insurance Services	$3,453	(a)	$733	$11,748	(c)	$3,595
Consulting	2,262	(b)	462	6,692	(d)	1,304
Total Segments	5,715		1,195	18,440		4,899
Corporate/Eliminations	(18)		(87)	(49)		(224)
Total Consolidated	$5,697		$1,108	$18,391		$4,675
2023 –
Risk and Insurance Services	$3,190	(a)	$640	$10,818	(c)	$3,192
Consulting	2,206	(b)	424	6,409	(d)	1,223
Total Segments	5,396		1,064	17,227		4,415
Corporate/Eliminations	(14)		(68)	(45)		(236)
Total Consolidated	$5,382		$996	$17,182		$4,179
(a)Includes interest income on fiduciary funds of $138 million and $131 million in 2024 and 2023, respectively, and equity method income of $7 million and $3 million in 2024 and 2023, respectively.
(b)Includes inter-segment revenue of $18 million and $14 million in 2024 and 2023, respectively.
(c)Includes inter-segment revenue of $5 million in both 2024 and 2023, interest income on fiduciary funds of $385 million and $330 million in 2024 and 2023, respectively, and equity method income of $17 million and $14 million in 2024 and 2023, respectively.
(d)Includes inter-segment revenue of $44 million and $40 million in 2024 and 2023, respectively. Revenue in 2024 also includes a net gain of $21 million from the sale of Mercer's U.K. pension administration and U.S. health and benefits administration businesses.
Details of operating segment revenue for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Risk and Insurance Services
Marsh	$3,023	$2,782	$9,446	$8,685
Guy Carpenter	430	408	2,302	2,133
Total Risk and Insurance Services	3,453	3,190	11,748	10,818
Consulting
Mercer	1,452	1,425	4,256	4,143
Oliver Wyman Group	810	781	2,436	2,266
Total Consulting	2,262	2,206	6,692	6,409
Total Segments	5,715	5,396	18,440	17,227
Corporate Eliminations	(18)	(14)	(49)	(45)
Total	$5,697	$5,382	$18,391	$17,182

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc., and its consolidated subsidiaries (the "Company") is a global professional services firm in the areas of risk, strategy and people, advising clients in 130 countries across four businesses: Marsh, Guy Carpenter, Mercer and Oliver Wyman Group. With annual revenue of $23 billion and more than 85,000 colleagues, Marsh McLennan helps build the confidence to thrive through the power of perspective.
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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three and nine months ended September 30, 2024, compared to the corresponding periods in 2023, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three and nine months ended September 30, 2023, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended September 30, 2023.
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

Financial Highlights
•Consolidated revenue for the three months ended September 30, 2024 was $5.7 billion, an increase of 6%, or 5% on an underlying basis. For the nine months ended September 30, 2024, consolidated revenue was $18.4 billion, an increase of 7%, on both a reported and underlying basis compared to the corresponding period in the prior year.
•Consolidated operating income increased $112 million, or 11% to $1.1 billion for the three months ended September 30, 2024, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $747 million. Earnings per share on a diluted basis increased to $1.51 from $1.47, or 3%, compared to the corresponding quarter in the prior year. For the nine months ended September 30, 2024, consolidated operating income increased $496 million, or 12% to $4.7 billion, compared to the corresponding period in the prior year. Net income attributable to the Company was $3.3 billion. Earnings per share on a diluted basis increased to $6.59 from $6.01, or 10%, compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended September 30, 2024 was $3.5 billion, an increase of 8%, or 6% on an underlying basis. Operating income was $733 million, compared with $640 million for the corresponding quarter in the prior year. For the nine months ended September 30, 2024, Risk and Insurance Services revenue was $11.7 billion, an increase of 9%, or 8% on an underlying basis. Operating income was $3.6 billion, compared with $3.2 billion for the corresponding period in the prior year.
•Marsh's revenue for the three months ended September 30, 2024 was $2.9 billion, an increase of 9%, or 7% on an underlying basis. For the nine months ended September 30, 2024, Marsh revenue was $9.2 billion, an increase of 8%, or 7% on an underlying basis.
•Guy Carpenter's revenue for the three months ended September 30, 2024 was $381 million, an increase of 6%, or 7% on an underlying basis. For the nine months ended September 30, 2024, Guy Carpenter revenue was $2.2 billion, an increase of 8%, on both a reported and underlying basis.
•Consulting revenue for the three months ended September 30, 2024 was $2.3 billion, an increase of 3%, or 4% on an underlying basis. Operating income was $462 million, compared with $424 million for the corresponding quarter in the prior year. For the nine months ended September 30, 2024, Consulting revenue was $6.7 billion, an increase of 4%, or 5% on an underlying basis. Operating income was $1.3 billion, compared with $1.2 billion for the corresponding period in the prior year.
•Mercer's revenue for the three months ended September 30, 2024 was $1.5 billion, an increase of 2%, or 5% on an underlying basis. For the nine months ended September 30, 2024, Mercer revenue was $4.3 billion, an increase of 3%, or 6% on an underlying basis.
•Oliver Wyman Group's revenue for the three months ended September 30, 2024 was $810 million, an increase of 4%, or 1% on an underlying basis. For the nine months ended September 30, 2024, Oliver Wyman Group revenue was $2.4 billion, an increase of 8%, or 5% on an underlying basis.
•The Company completed 4 acquisitions in the third quarter of 2024, the largest being the acquisition of The Horton Group Inc., by Marsh McLennan Agency ("MMA") in Risk and Insurance Services.
•The Company repurchased 1.4 million shares for $300 million in the third quarter of 2024. For the nine months ended September 30, 2024, the Company repurchased 4.3 million shares for $900 million.
•In September 2024, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in November 2024.

Pending Acquisition
On September 30, 2024, the Company announced that it had reached an agreement to acquire McGriff Insurance Services, LLC ("McGriff"), an affiliate of TIH Insurance Holdings (the "Transaction"). Under the terms of the Transaction, the Company will acquire McGriff for an aggregate purchase price of $7.75 billion in cash consideration, funded by a combination of cash proceeds and debt financing. In conjunction with the Transaction, the Company expects to assume a deferred tax asset valued at approximately $500 million. The Transaction is targeted to close by the end of 2024, subject to regulatory clearance and other standard closing conditions.
In connection with the Transaction, the Company entered into a Bridge Loan Commitment Letter (the "Commitment Letter") to provide the Company with 100% of the loans under a 364-day unsecured bridge term loan facility in an amount not to exceed $7.75 billion (the "Bridge Loan Facility"). The Company paid approximately $23 million for customary upfront fees related to the Commitment Letter, which will be amortized as interest expense based on the period of time the Bridge Loan Facility is expected to be in effect. The commitments under the Bridge Loan Facility are expected to be reduced, or any loans borrowed repaid, with long-term financing, equity issuances, or disposition of assets.
* * * * *
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

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$5,697	$5,382	$18,391	$17,182
Expense:
Compensation and benefits	3,442	3,287	10,366	9,831
Other operating expenses	1,147	1,099	3,350	3,172
Operating expenses	4,589	4,386	13,716	13,003
Operating income	$1,108	$996	$4,675	$4,179
Income before income taxes	$1,035	$930	$4,471	$3,978
Net income before non-controlling interests	$752	$738	$3,316	$3,037
Net income attributable to the Company	$747	$730	$3,272	$3,000
Net income per share attributable to the Company:
– Basic	$1.52	$1.48	$6.65	$6.07
– Diluted	$1.51	$1.47	$6.59	$6.01
Average number of shares outstanding:
– Basic	492	494	492	494
– Diluted	496	499	496	499
Shares outstanding at September 30,	491	493	491	493
Consolidated operating income increased $112 million, or 11% to $1.1 billion for the three months ended September 30, 2024, compared to $996 million for the corresponding quarter in the prior year, reflecting a 6% increase in revenue and a 5% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 8% and 3%, respectively.
Consolidated operating income increased $496 million, or 12% to $4.7 billion for the nine months ended September 30, 2024, compared to $4.2 billion in the corresponding period in the prior year, reflecting a 7% increase in revenue and a 5% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 9% and 4%, respectively.

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
The following tables present the Company's non-GAAP revenue for the three and nine months ended September 30, 2024 and 2023 and the related non-GAAP underlying revenue change:

Three Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Risk and Insurance Services
Marsh	$2,934	$2,700	9%	$2,877	$2,699	7%
Guy Carpenter	381	359	6%	382	359	7%
Subtotal	3,315	3,059	8%	3,259	3,058	7%
Fiduciary interest income	138	131		137	131
Total Risk and Insurance Services	3,453	3,190	8%	3,396	3,189	6%
Consulting
Mercer	1,452	1,425	2%	1,434	1,358	5%
Oliver Wyman Group	810	781	4%	787	781	1%
Total Consulting	2,262	2,206	3%	2,221	2,139	4%
Corporate Eliminations	(18)	(14)		(18)	(14)
Total Revenue	$5,697	$5,382	6%	$5,599	$5,314	5%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Marsh:
EMEA	$747	$692	8%	$741	$691	7%
Asia Pacific	342	311	10%	327	311	5%
Latin America	134	134	(1)%	146	134	8%
Total International	1,223	1,137	7%	1,214	1,136	7%
U.S./Canada	1,711	1,563	10%	1,663	1,563	6%
Total Marsh	$2,934	$2,700	9%	$2,877	$2,699	7%
Mercer:
Wealth	$625	$635	(2)%	$612	$589	4%
Health	520	496	5%	514	475	8%
Career	307	294	4%	308	294	5%
Total Mercer	$1,452	$1,425	2%	$1,434	$1,358	5%
(*) Rounded to whole percentages.

Nine Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Risk and Insurance Services
Marsh	$9,202	$8,482	8%	$9,081	$8,480	7%
Guy Carpenter	2,161	2,006	8%	2,163	1,994	8%
Subtotal	11,363	10,488	8%	11,244	10,474	7%
Fiduciary interest income	385	330		384	330
Total Risk and Insurance Services	11,748	10,818	9%	11,628	10,804	8%
Consulting
Mercer	4,256	4,143	3%	4,209	3,984	6%
Oliver Wyman Group	2,436	2,266	8%	2,383	2,265	5%
Total Consulting	6,692	6,409	4%	6,592	6,249	5%
Corporate Eliminations	(49)	(45)		(49)	(45)
Total Revenue	$18,391	$17,182	7%	$18,171	$17,008	7%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Nine Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Marsh:
EMEA	$2,684	$2,482	8%	$2,671	$2,480	8%
Asia Pacific	1,069	980	9%	1,040	980	6%
Latin America	396	386	3%	417	386	8%
Total International	4,149	3,848	8%	4,128	3,846	7%
U.S./Canada	5,053	4,634	9%	4,953	4,634	7%
Total Marsh	$9,202	$8,482	8%	$9,081	$8,480	7%
Mercer:
Wealth	$1,909	$1,853	3%	$1,828	$1,759	4%
Health	1,605	1,559	3%	1,630	1,494	9%
Career	742	731	2%	751	731	3%
Total Mercer	$4,256	$4,143	3%	$4,209	$3,984	6%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three and nine months ended September 30, 2024 and 2023:

	2024				2023
Three Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh	$2,934	$11	$(68)	$2,877	$2,700	$(1)	$2,699
Guy Carpenter	381	1	—	382	359	—	359
Subtotal	3,315	12	(68)	3,259	3,059	(1)	3,058
Fiduciary interest income	138	—	(1)	137	131	—	131
Total Risk and Insurance Services	3,453	12	(69)	3,396	3,190	(1)	3,189
Consulting
Mercer	1,452	5	(23)	1,434	1,425	(67)	1,358
Oliver Wyman Group	810	(2)	(21)	787	781	—	781
Total Consulting	2,262	3	(44)	2,221	2,206	(67)	2,139
Corporate Eliminations	(18)	—	—	(18)	(14)	—	(14)
Total Revenue	$5,697	$15	$(113)	$5,599	$5,382	$(68)	$5,314
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2024				2023
Three Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$747	$(5)	$(1)	$741	$692	$(1)	$691
Asia Pacific	342	—	(15)	327	311	—	311
Latin America	134	14	(2)	146	134	—	134
Total International	1,223	9	(18)	1,214	1,137	(1)	1,136
U.S./Canada	1,711	2	(50)	1,663	1,563	—	1,563
Total Marsh	$2,934	$11	$(68)	$2,877	$2,700	$(1)	$2,699
Mercer:
Wealth	$625	$(4)	$(9)	$612	$635	$(46)	$589
Health	520	5	(11)	514	496	(21)	475
Career	307	4	(3)	308	294	—	294
Total Mercer	$1,452	$5	$(23)	$1,434	$1,425	$(67)	$1,358
Note: Amounts in the tables above are rounded to whole numbers.

	2024				2023
Nine Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh	$9,202	$50	$(171)	$9,081	$8,482	$(2)	$8,480
Guy Carpenter	2,161	5	(3)	2,163	2,006	(12)	1,994
Subtotal	11,363	55	(174)	11,244	10,488	(14)	10,474
Fiduciary interest income	385	1	(2)	384	330	—	330
Total Risk and Insurance Services	11,748	56	(176)	11,628	10,818	(14)	10,804
Consulting
Mercer (a)	4,256	30	(77)	4,209	4,143	(159)	3,984
Oliver Wyman Group	2,436	(3)	(50)	2,383	2,266	(1)	2,265
Total Consulting	6,692	27	(127)	6,592	6,409	(160)	6,249
Corporate Eliminations	(49)	—	—	(49)	(45)	—	(45)
Total Revenue	$18,391	$83	$(303)	$18,171	$17,182	$(174)	$17,008
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2024				2023
Nine Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$2,684	$(10)	$(3)	$2,671	$2,482	$(2)	$2,480
Asia Pacific	1,069	25	(54)	1,040	980	—	980
Latin America	396	31	(10)	417	386	—	386
Total International	4,149	46	(67)	4,128	3,848	(2)	3,846
U.S./Canada	5,053	4	(104)	4,953	4,634	—	4,634
Total Marsh	$9,202	$50	$(171)	$9,081	$8,482	$(2)	$8,480
Mercer:
Wealth (a)	$1,909	$2	$(83)	$1,828	$1,853	$(94)	$1,759
Health (a)	1,605	14	11	1,630	1,559	(65)	1,494
Career	742	14	(5)	751	731	—	731
Total Mercer	$4,256	$30	$(77)	$4,209	$4,143	$(159)	$3,984
(a)Acquisitions, dispositions and other in 2024 includes a net gain of $21 million from the sale of the U.K. pension administration and U.S. health and benefits administration businesses, that comprised of a $66 million gain in Wealth, offset by a $45 million loss in Health.
Note: Amounts in the tables above are rounded to whole numbers.
Consolidated Revenue
Consolidated revenue growth for the three and nine months ended September 30, 2024, reflects the continued demand for our advice and solutions.
Revenue increased $315 million, or 6% to $5.7 billion for the three months ended September 30, 2024, compared to $5.4 billion for the three months ended September 30, 2023. Consolidated revenue increased 5% on an underlying basis and 1% from acquisitions. On an underlying basis, revenue increased 6% and 4% for the three months ended September 30, 2024 in the Risk and Insurance Services and Consulting segments, respectively.
Revenue increased $1.2 billion, or 7% to $18.4 billion for the nine months ended September 30, 2024, compared to $17.2 billion for the nine months ended September 30, 2023. Consolidated revenue also increased 7% on an underlying basis and 1% from acquisitions. On an underlying basis, revenue increased 8% and 5% for the nine months ended September 30, 2024 in the Risk and Insurance Services and Consulting segments, respectively.

Consolidated Operating Expenses
Consolidated operating expenses for the three and nine months ended September 30, 2024, increased primarily due to compensation and benefits, driven by higher base salary and incentive compensation.
Expenses increased $203 million, or 5% to $4.6 billion for the three months ended September 30, 2024, compared to $4.4 billion for the three months ended September 30, 2023. Expenses reflect an increase of 1% from acquisitions.
Expenses increased $713 million, or 5% to $13.7 billion for the nine months ended September 30, 2024, compared to $13.0 billion for the nine months ended September 30, 2023. Expenses reflect an increase of 1% from acquisitions.
Restructuring Activities
The Company incurred a total of $54 million and $140 million for restructuring activities for the three and nine months ended September 30, 2024, compared to $52 million and $170 million for the corresponding periods in the prior year.
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. In the third quarter of 2024, the Company finalized its detailed plans and anticipates total charges related to these activities to be approximately $650 million. The Company has incurred approximately $540 million of these restructuring costs through September 30, 2024, primarily severance and lease exit charges, of which $36 million and $96 million were incurred for the three and nine months ended September 30, 2024, respectively. The Company is expected to complete these activities by the end of 2024. Related estimated savings are now expected to be over $500 million, with approximately $400 million realized by the end of 2024. The remaining savings are expected to be realized in 2025.
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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	2024	2023
Revenue	$3,453	$3,190	$11,748	$10,818
Compensation and benefits (a)	2,095	1,938	6,321	5,834
Other operating expenses (a)	625	612	1,832	1,792
Operating expenses	2,720	2,550	8,153	7,626
Operating income	$733	$640	$3,595	$3,192
Operating income margin	21.2%	20.0%	30.6%	29.5%
(a)The Company reclassified certain prior period amounts between Compensation and benefits and Other operating expenses for each reporting segment for comparability purposes. The reclassification had no impact on consolidated or reporting segment total expenses.

Revenue
Revenue in the Risk and Insurance Services segment increased $263 million, or 8% to $3.5 billion for the three months ended September 30, 2024, compared to $3.2 billion for the three months ended September 30, 2023. Revenue increased 6% on an underlying basis and 2% from acquisitions. Interest earned on fiduciary funds increased $7 million to $138 million for the three months ended September 30, 2024, compared to $131 million for the corresponding quarter in the prior year.
Revenue in the Risk and Insurance Services segment increased $930 million, or 9% to $11.7 billion for the nine months ended September 30, 2024, compared to $10.8 billion for the nine months ended September 30, 2023. Revenue increased 8% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. Interest earned on fiduciary funds increased by $55 million to $385 million for the nine months ended September 30, 2024, compared to $330 million for the corresponding period in the prior year.
In Risk and Insurance Services, underlying revenue growth for the three and nine months ended September 30, 2024, was driven by solid retention and new business growth at Marsh and Guy Carpenter. Results also benefited from continued economic growth in most major markets and inflation.
Marsh's revenue increased $234 million, or 9% to $2.9 billion for the three months ended September 30, 2024, compared to $2.7 billion for the three months ended September 30, 2023. This reflects an increase of 7% on an underlying basis and 2% from acquisitions. U.S./Canada rose 6% on an underlying basis. Total International operations produced underlying revenue growth of 7%, reflecting growth of 8% in Latin America, 7% in EMEA and 5% in Asia Pacific.
Marsh's revenue increased $720 million, or 8% to $9.2 billion for the nine months ended September 30, 2024, compared to $8.5 billion for the nine months ended September 30, 2023. This reflects an increase of 7% on an underlying basis and 2% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. U.S./Canada rose 7% on an underlying basis. Total International operations produced underlying revenue growth of 7%, reflecting growth of 8% in both EMEA and Latin America, and 6% in Asia Pacific.
Guy Carpenter's revenue increased $22 million, or 6% to $381 million for the three months ended September 30, 2024, compared to $359 million for the three months ended September 30, 2023. This reflects an increase of 7% on an underlying basis.
Guy Carpenter's revenue increased $155 million, or 8% to $2.2 billion for the nine months ended September 30, 2024, compared to $2.0 billion for the nine months ended September 30, 2023. Revenue on an underlying basis also increased by 8%.
At Guy Carpenter, underlying revenue growth for the three months ended September 30, 2024 was primarily driven by strong growth international, including global specialities. Underlying revenue growth for the nine months ended September 30, 2024, was driven by growth both in U.S./Canada and International.
The Risk and Insurance Services segment completed 8 acquisitions for the nine months ended September 30, 2024. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
In the Risk and Insurance Services segment, expenses for the three and nine months ended September 30, 2024, increased primarily due to compensation and benefits driven by higher base salary and incentive compensation.
Expenses increased $170 million, or 7% to $2.7 billion for the three months ended September 30, 2024, compared to $2.6 billion for the three months ended September 30, 2023. Expenses reflect a 3% increase from acquisitions.
Expenses increased $527 million, or 7% to $8.2 billion for the nine months ended September 30, 2024, compared to $7.6 billion for the nine months ended September 30, 2023. Expenses reflect a 2% increase from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation.

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
The results of operations for the Consulting segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	2024	2023
Revenue	$2,262	$2,206	$6,692	$6,409
Compensation and benefits (a)	1,309	1,316	3,937	3,887
Other operating expenses (a)	491	466	1,451	1,299
Operating expenses	1,800	1,782	5,388	5,186
Operating income	$462	$424	$1,304	$1,223
Operating income margin	20.4%	19.2%	19.5%	19.1%
(a)The Company reclassified certain prior period amounts between Compensation and benefits and Other operating expenses for each reporting segment for comparability purposes. The reclassification had no impact on consolidated or reporting segment total expenses.
Revenue
Consulting revenue increased $56 million, or 3% to $2.3 billion for the three months ended September 30, 2024, compared to $2.2 billion for the three months ended September 30, 2023. This reflects an increase of 4% on an underlying basis, partially offset by a decrease of 1% net of dispositions.
In Consulting, for the three months ended September 30, 2024, underlying revenue growth was primarily driven by growth at Mercer.
Consulting revenue increased $283 million, or 4% to $6.7 billion for the nine months ended September 30, 2024, compared to $6.4 billion for the nine months ended September 30, 2023. This reflects an increase of 5% on an underlying basis, partially offset by a decrease of 1% net of dispositions.
For the nine months ended September 30, 2024, underlying revenue growth was driven by both Mercer and Oliver Wyman Group.
Mercer's revenue increased $27 million, or 2% to $1.5 billion for the three months ended September 30, 2024, compared to $1.4 billion for the three months ended September 30, 2023. This reflects an increase of 5% on an underlying basis, offset by a decrease of 3% net of dispositions. On an underlying basis, revenue for Health, Career and Wealth increased 8%, 5%, and 4%, respectively, as compared to the corresponding quarter in the prior year.
Mercer's revenue increased $113 million, or 3% to $4.3 billion for the nine months ended September 30, 2024, compared to $4.1 billion for the nine months ended September 30, 2023. This reflects an increase of 6% on an underlying basis, partially offset by a decrease of 2% net of dispositions and 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health, Wealth and Career increased 9%, 4%, and 3%, respectively, as compared to the corresponding period in the prior year.
Revenue for the nine months ended September 30, 2024, includes a net gain of $21 million from the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses. Results for the nine months ended September 30, 2023 include the loss on sale of an individual financial advisory business in Canada of $17 million.
Underlying revenue growth at Mercer included continued strong growth in Health and steady growth in Wealth and Career. Health reflected growth across all regions. Wealth growth was driven by continued demand in defined benefits consulting and growth in investment management. The increase in investment management was driven by the impact of the capital markets and positive net flows. Career revenue continued to see strong growth in rewards and talent strategy.

Oliver Wyman Group's revenue increased $29 million, or 4% to $810 million for the three months ended September 30, 2024, compared to $781 million for the three months ended September 30, 2023. This reflects an increase of 1% on an underlying basis and 3% from acquisitions.
Oliver Wyman Group's revenue increased $170 million, or 8% to $2.4 billion for the nine months ended September 30, 2024, compared to $2.3 billion for the nine months ended September 30, 2023. This reflects an increase of 5% on an underlying basis and 2% from acquisitions.
The increase in underlying revenue growth at Oliver Wyman Group for the nine months ended September 30, 2024, was primarily driven by the Middle East and Asia.
The Consulting segment completed 5 acquisitions for the nine months ended September 30, 2024. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
In the Consulting segment, expenses increased $18 million, or 1% to $1.8 billion for the three months ended September 30, 2024, compared to the corresponding quarter in the prior year. Expenses reflect a decrease of 1% net of dispositions.
Expenses in the Consulting segment increased $202 million, or 4% to $5.4 billion for the nine months ended September 30, 2024, compared to $5.2 billion for the nine months ended September 30, 2023. Expenses reflect a 1% decrease net of dispositions.
Expenses for the three and nine months ended September 30, 2024 increased primarily due to compensation and benefits driven by higher base salary and incentive compensation. For both periods, the decrease from dispositions is primarily related to the sale of the Mercer U.K. pension administration and U.S. health and benefits administration business.
Expenses for the nine months ended September 30, 2023 also included a benefit of $51 million of insurance and indemnity recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
Corporate and Other
Corporate expenses increased $19 million, or 26% to $87 million for the three months ended September 30, 2024, compared to $68 million for the three months ended September 30, 2023.
Corporate expenses decreased $12 million, or 5% to $224 million for the nine months ended September 30, 2024, compared to $236 million for the nine months ended September 30, 2023.
Corporate expenses reflect primarily lower restructuring costs for the nine months ended September 30, 2024, partially offset by higher restructuring costs for the three months ended September 30, 2024, compared to the corresponding periods in the prior year.
Interest Income
Interest income was $12 million for the three months ended September 30, 2024, compared to $16 million for the three months ended September 30, 2023.
Interest income was $61 million for the nine months ended September 30, 2024, compared to $40 million for the nine months ended September 30, 2023.
Interest income increased for the nine months ended September 30, 2024, due to higher average corporate funds compared to the corresponding period in the prior year.
Interest Expense
Interest expense increased for the three and nine months ended September 30, 2024, reflecting higher levels of debt and higher interest rates, compared to the corresponding periods in the prior year.
Interest expense was $154 million for the three months ended September 30, 2024, compared to $145 million for the three months ended September 30, 2023.
Interest expense was $469 million for the nine months ended September 30, 2024, compared to $427 million for the nine months ended September 30, 2023.

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
The Company recorded net investment income of $1 million and $3 million for the three and nine months ended September 30, 2024, compared to net investment income of $1 million and $6 million, respectively, for the corresponding periods in the prior year.
Income and Other Taxes
The Company's effective tax rate for the three months ended September 30, 2024 was 27.3%, compared with 20.6% for the corresponding quarter of 2023. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 25.8% and 23.7%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The rate for the three and nine months ended September 30, 2024 reflects the previously enacted change in the United Kingdom (U.K.) corporate income tax rate from 19% to 25%, which was effective April 1, 2023. The blended U.K. statutory tax rate for 2023 was 23.5%.
The excess tax benefit related to share-based payments is the most significant discrete item for the nine months ended September 30, 2024 and 2023, reducing the effective tax rate by 1.3% and 1.2%, respectively. The reduction to the effective tax rate for the three months ended September 30, 2024 and 2023 is 0.3% and 1.0%, respectively.
During the third quarter of 2023, the Company released a valuation allowance related to the realizability of deferred tax assets for its non-U.S. operations of $48 million as a discrete tax benefit, primarily due to the sustained profitability of its operations. This was the most significant discrete item for the three months ended September 30, 2023, reducing the effective tax rate by 4.8%. For the nine months ended September 30, 2023, the reduction to the effective tax rate was 1.1%.
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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. In the third quarter of 2024, the Company received closure notices and assessments from the U.K. tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments and resolving this matter through litigation or alternative dispute resolution may take several years. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company. However, an adverse resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $66 million within the next twelve months due to settlement of audits and expiration of statutes of limitations.

Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-U.S. jurisdictions where the Company operates, including the U.K. and Ireland. This minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At September 30, 2024, the Company had approximately $1.7 billion of cash and cash equivalents in its foreign operations, which includes $482 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the nine months ended September 30, 2024, the Company recorded foreign currency translation adjustments which increased net equity by $291 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $2.3 billion of cash from operations for the nine months ended September 30, 2024, compared to $2.5 billion provided by operations in the first nine months of 2023. These amounts reflect the net income of the Company during the periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $195 million and $215 million related to its restructuring activities for the nine months ended September 30, 2024 and 2023, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. For the three and nine months ended September 30, 2024, the Company contributed $8 million and $25 million, respectively, to its U.S. defined benefit pension plans and $8 million and $42 million to its non-U.S. defined benefit pension plans, respectively. For the three and nine months ended September 30, 2023, the Company contributed $8 million and $23 million to its U.S. defined benefit pension plans, respectively, and $18 million and $50 million to its non-U.S. defined benefit pension plans, respectively.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. For the three and nine months ended September 30, 2024, the Company made contributions of $8 million and $24 million, respectively, to its non-qualified plans, and expects to contribute approximately an additional $8 million over the remainder of 2024.
The Company also made required contributions of $1 million to its U.S. qualified plans in 2024.
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
In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created (referred to as the "JLT section"). For the first nine months of 2024, the Company made deficit contributions of $19 million to the JLT section of its U.K. plans, and does not expect to make additional contributions for the remainder of 2024.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required at the earliest until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $604 million) over a seven year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
The Company expects to fund an additional $17 million to its non-U.S. defined benefit plans over the remainder of 2024, primarily to plans outside of the U.K.
Financing Cash Flows
Net cash used for financing activities was $1.8 billion for the nine months ended September 30, 2024, compared with $1.2 billion provided by financing activities for the corresponding period in 2023.
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
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At September 30, 2024 and December 31, 2023, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility ("Uncommitted Credit Facility"). In the third quarter of 2023, the Company repaid $200 million of borrowings outstanding under this facility with a weighted average interest rate of 5.50%. There were no borrowings outstanding under the Uncommitted Credit Facility at September 30, 2023.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $124 million and $113 million, at September 30, 2024 and December 31, 2023, respectively. There were no outstanding borrowings under these facilities at September 30, 2024 and December 31, 2023.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $153 million and $139 million, at September 30, 2024 and December 31, 2023, respectively.
Debt
In November 2023, the Company increased its short-term commercial paper financing program (the "Program") to $3.5 billion from $2.8 billion. The Company did not have any commercial paper outstanding at September 30, 2024.
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
Pending Acquisition
In connection with the McGriff Transaction, on September 29, 2024, the Company entered into a Commitment Letter to provide the Company with a Bridge Loan Facility. The Company paid approximately $23 million for customary upfront fees related to the Commitment Letter, which will be amortized as interest expense based on the period of time the Bridge Loan Facility is expected to be in effect. The Bridge Loan Facility agreement is discussed in more detail in Note 14, Debt, in the notes to the consolidated financial statements.
Share Repurchases
For the nine months ended September 30, 2024, the Company repurchased 4.3 million shares of its common stock for $900 million. At September 30, 2024, the Company remained authorized by the Board of Directors to repurchase up to approximately $2.3 billion in shares of its common stock. There is no time limit on the authorization. For the nine months ended September 30, 2023, the Company repurchased 5.1 million shares of its common stock for $900 million.
Dividends
The Company paid dividends on its common stock shares of $1.1 billion ($2.235 per share) for the nine months ended September 30, 2024, as compared with $944 million ($1.89 per share) for the first nine months of 2023.
In September 2024, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in November 2024.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2024	2023
Operating:
Contingent consideration payments for prior year acquisitions	$(90)	$(41)
Receipt of contingent consideration for dispositions	—	1
Acquisition/disposition related net charges for adjustments	21	21
Adjustments and payments related to contingent consideration	$(69)	$(19)
Financing:
Contingent consideration for prior year acquisitions	$(73)	$(135)
Deferred consideration related to prior year acquisitions	(18)	(52)
Payments of deferred and contingent consideration for acquisitions	$(91)	$(187)

Receipt of contingent consideration for dispositions	$1	$2

For acquisitions completed during the first nine months of 2024 and in prior years, remaining estimated future contingent payments of $168 million and deferred consideration payments of $189 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2024.
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
The U.S. dollar value of the Euro notes increased by $8 million through September 30, 2024, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the nine months ended September 30, 2024.
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $916 million and $1.2 billion for the nine months ended September 30, 2024 and 2023, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $1.2 billion for the first nine months of 2024, compared with $943 million used for investing activities for the corresponding period in 2023.
The Company paid $1 billion and $619 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made during the first nine months of 2024 and 2023, respectively. The outflow of funds in 2024 relates primarily to the acquisitions of the Horton Group, Inc. and Fischer Brown Bottrell Insurance Inc., for $705 million. The outflow of funds in 2023 primarily relates to the completion of the Westpac Transaction for $233 million and the Graham Company acquisition for $307 million.
On January 1, 2024, the Company sold its Mercer U.K pension administration and U.S. health and benefits administration businesses for approximately $114 million, comprising of cash proceeds of $30 million and deferred consideration of $84 million. The Company received $76 million of deferred consideration during the third quarter of 2024.
In connection with the disposition of Mercer's U.S. affinity business in 2022, the Company transferred to the buyer an additional $20 million of cash and cash equivalents held in a fiduciary capacity during the first quarter of 2023.
The Company's additions to fixed assets and capitalized software, which amounted to $240 million for the nine months ended September 30, 2024, and $296 million for the nine months ended September 30, 2023, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash used for long-term investments for the nine months ended September 30, 2024 is due to investments in private equity funds. At September 30, 2024, the Company has commitments for potential future investments of approximately $120 million in private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at September 30, 2024:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	519	519	—	—	—
Long-term debt	12,433	—	1,254	1,544	9,635
Interest on long-term debt	9,128	554	1,044	987	6,543
Net operating leases	2,204	375	664	444	721
Service agreements	400	182	164	54	—
Other long-term obligations (a)	436	123	285	27	1
Total	$25,120	$1,753	$3,411	$3,056	$16,900
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $122 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $54 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act (the "TCJA") of $48 million, which will be paid in installments from 2025 through 2026.
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
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,798	$3,358
Cash and cash equivalents held in a fiduciary capacity	$11,923	$10,794
Based on the above balances at September 30, 2024, if short-term interest rates increased or decreased by 10%, or 46 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $16 million.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $87 million. The Company has exposure to over 80 foreign currencies. If exchange rates at September 30, 2024, hold constant for the rest of 2024, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will decrease full year net operating income by approximately $27 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments at September 30, 2024 in both public and private companies as well as private equity funds, including investments of approximately $19 million that are valued using readily determinable fair values and approximately $21 million of investments without readily determinable fair values. The Company also has investments of approximately $275 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the nine months ended September 30, 2024, the Company repurchased 4.3 million shares of its common stock for $900 million. At September 30, 2024, the Company remained authorized to repurchase up to approximately $2.3 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2024	609,668	$216.5102	609,668	$2,432,087,177
August 1-31, 2024	374,890	$221.9134	374,890	$2,348,894,077
September 1-30 2024	373,699	$226.9375	373,699	$2,264,087,742
Total	1,358,257	$220.8704	1,358,257	$2,264,087,742
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

Date:	October 17, 2024	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 17, 2024	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

2.1	Agreement and Plan of Merger by and among TIH Blocker II, Inc., Marsh & McLennan
Agency, LLC, BD Merger Sub, Inc. and TIH Platform Midco, L.P., dated as of September
29, 2024 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 30, 2024)

10.1	Commitment Letter by and among Marsh & McLennan Companies, Inc. and Citigroup Global Markets Inc., dated as of September 29, 2024.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)