Form 10-K
period 2024-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2025-02-10
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $103,586,269,063 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2024.
As of February 6, 2025, there were outstanding 491,131,126 shares of common stock, par value $1.00 per share, of the registrant.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York	Auditor Firm ID:	34
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from multiple major wars and global conflicts, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates;
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
•our failure to design and execute operating model changes that capture opportunities and efficiencies at the intersection of our business; and
•our ability to successfully integrate or achieve the intended benefits of the acquisition of McGriff.
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
GENERAL
Marsh McLennan is the world's leading professional services firm in the areas of risk, strategy and people. We help clients build the confidence to thrive through the power of perspective of our four market-leading businesses. With annual revenue of over $24 billion, we have more than 90,000 colleagues advising clients in over 130 countries.
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
OUR BUSINESSES
RISK AND INSURANCE SERVICES
The Risk and Insurance Services segment generated approximately 63% of the Company's total revenue in 2024 and employs approximately 52,400 colleagues worldwide. The Company conducts business in this segment through Marsh and Guy Carpenter.
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
Currently, approximately 48,800 Marsh colleagues provide risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in over 130 countries. Marsh generated approximately 53% of the Company's total revenue in 2024.
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

The firm’s resources also include nearly three dozen specialty and industry practices, including cyber, construction, renewable energy, healthcare, and financial and professional service practices.
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
•Marsh McLennan Agency (MMA) provides business insurance, employee health and benefits, retirement and wealth management, and private client insurance solutions to individuals and mid-market organizations. MMA advises on insurance program structure and market dynamics, along with industry expertise and transactional capability. Since its first acquisition in 2009, MMA has acquired more than 125 agencies.
Commercial & Consumer. Clients in this market segment typically face less complex risks and are served by Marsh’s innovative product and placement offerings and growing capabilities in digitally enabled distribution and administration.
•Victor Insurance Managers (Victor) is one of the largest underwriting managers of professional liability, catastrophe, and other specialty insurance programs worldwide. In the U.S., Victor Insurance Managers (US) and ICAT Managers underwrite, solicit, sell and service coverages through a national third-party distribution network of licensed brokers and agents. Through its Victor Small Business platform, Victor deploys cloud-based technology to enable independent insurance agents, on behalf of their small business clients, to obtain online quotes from multiple insurance providers and bind property and casualty and workers compensation insurance policies in real time. Victor also manages Torrent Technologies, the nation’s largest service provider to the National Flood Insurance Program (NFIP). Victor Insurance Managers (Canada), a leading managing general agent in Canada, delivers professional liability and construction insurance and other property and casualty programs and administers group and retiree benefits programs and claims handling operations for individuals, organizations and businesses. Victor also has a business in the U.K., the Netherlands, Italy, Germany and Australia.
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
GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, generated approximately 10% of the Company's total revenue in 2024. Currently, approximately 3,600 Guy Carpenter colleagues provide clients with a combination of specialized reinsurance broking expertise, strategic advisory services and analytics solutions. Guy Carpenter creates and executes reinsurance and risk management solutions for clients worldwide through risk assessment analytics, actuarial services, highly-specialized product knowledge and trading relationships with reinsurance markets. Client services also include contract and claims management, reinsurance accounting and fiduciary services.
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

Guy Carpenter also provides its clients with reinsurance-related services, including actuarial, enterprise risk management, financial and regulatory consulting, portfolio analysis and advice on the efficient use of capital. Guy Carpenter's Global Analytics & Advisory ("GAA") unit helps clients better understand and quantify the uncertainties inherent in their businesses. Working in close partnership with Guy Carpenter account executives, GAA specialists help support clients' critical decisions in numerous areas, including reinsurance utilization, catastrophe exposure portfolio management, new product and market development, rating agency, regulatory and account impacts, loss reserve risk, capital adequacy and return on capital.
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
CONSULTING
The Company's Consulting segment generated approximately 37% of the Company's total revenue in 2024 and employs approximately 30,500 colleagues worldwide. The Company conducts business in this segment through Mercer and Oliver Wyman Group.
MERCER
Mercer is a leading provider in delivering advice, solutions and products that help organizations meet the health, wealth and career needs of a changing workforce. Mercer has approximately 23,300 colleagues based in 48 countries. Clients include a majority of the companies in the Fortune 1000 and FTSE 100, as well as medium- and small-market organizations, public sector entities and individual customers. Mercer generated approximately 23% of the Company's total revenue in 2024.
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

Mercer provides actuarial consulting, investment consulting, investment management and related services to the sponsors and trustees of pension plans and master trusts. Mercer also provides investment consulting and investment management services to foundations, endowments, sovereign wealth funds, U.S. public sector clients, insurance companies, financial intermediaries, family offices and individuals. Mercer provides retirement plan outsourcing, including administration and delivery of defined benefit and defined contribution retirement benefits.
The investment consulting and investment management services provided by Mercer and its affiliates (investment management services may also be referred to as "investment solutions," "delegated solutions," "fiduciary management" or "outsourced Chief Investment Officer (OCIO) services") cover a range of stages of the investment process, from investment research (through its Mercer-Insight service), asset allocation and implementation of investment strategies to ongoing portfolio management services. Mercer provides these services primarily to institutional and other sophisticated investors including retirement plans (e.g., defined benefit and defined contribution), master trusts, endowments and foundations, sovereign wealth funds, U.S. public sector clients, insurance companies and family offices, as well as wealth managers and other financial intermediaries, primarily through manager of manager strategies and funds sponsored and managed by Mercer. Mercer’s clients invest in both traditional asset classes (e.g., equities, fixed income and cash equivalents) and alternative or private market strategies (e.g., private equity, private debt, real estate, other real assets and hedge funds). As of December 31, 2024, Mercer and its global affiliates had assets under management of approximately $617 billion worldwide.
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
OLIVER WYMAN GROUP
With more than 7,200 professionals and offices in over 34 countries, Oliver Wyman Group delivers advisory services to clients through three operating units, each of which is a leader in its field: Oliver Wyman, Lippincott and NERA Economic Consulting. Oliver Wyman Group generated approximately 14% of the Company's total revenue in 2024. Oliver Wyman is a global leader in management consulting and combines deep industry knowledge with specialized expertise in strategy, operations, risk management and organization transformation. The firm works with clients around the world to help optimize their business, improve their operations and risk profile, and accelerate their organizational performance to seize opportunities. Industry groups include:
•Consumer, Telecommunications, and Technology
•Energy and Natural Resources
•Financial Services (including corporate and institutional banking, public policy, and retail and business banking)
•Government and Public Institutions
•Healthcare and Life Sciences
•Insurance and Asset Management
•Private Capital
•Transportation and Advanced Industrials: (including aviation; aerospace and defense; rail; express, postal and third-party logistics; services, including travel and leisure, environmental and facility management, and business and tech services; and CAVOK, which provides technical consulting and market forecasting services)

Oliver Wyman overlays its industry knowledge with expertise in the following specializations:
•Actuarial. Oliver Wyman’s Actuarial Practice uses mathematical and statistical modeling skills and qualitative assessment methodologies to assist clients in evaluating and addressing risk.
•AI Transformation: Quotient is Oliver Wyman’s global AI offering, bringing specialized experience to help clients harness the value of AI.
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
•People and Organizational Performance. Oliver Wyman's People and Organizational Performance capability brings together deep expertise and industry knowledge to enable organizations to work in service of its strategic vision and to address the most pressing organizational, people, and change issues.
•Payments. Oliver Wyman draws on years of industry-shaping work in the Financial Services and Retail industries using deep digital expertise to help clients - from banks/issuers, to payments providers, to retailers - to build growth strategies, form effective partnerships, optimize costs, and manage risk.
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
Lippincott is a creative consultancy specializing in brand and innovation that shapes recognized brands and experiences for clients globally. Lippincott's strategy and design experts have helped create some of the world's most recognized brands.
NERA Economic Consulting provides economic analysis and advice to public and private entities to achieve practical solutions to highly complex business and legal issues arising from competition, regulation, public policy, strategy, finance and litigation. NERA professionals operate worldwide assisting clients including corporations, governments, law firms, regulatory agencies, trade associations, and international agencies. NERA's specialized practice areas include: antitrust, securities, complex commercial litigation, energy, environmental economics, network industries, intellectual property, product liability and mass torts and transfer pricing.
Compensation for Services in Consulting
Oliver Wyman Group is compensated for advice and services primarily through fees paid by clients. Mercer is compensated for advice and services through fees paid by clients, commissions and fees based on assets or members. In the majority of cases, Mercer's Health business is compensated through commissions for the placement of insurance contracts and supplemental compensation from insurers based on such factors as volume, growth of accounts, and total retention of accounts placed by Mercer. Mercer may receive commissions in other parts of its business, such as its Private Client Services business and certain financial advice businesses. Mercer's investments business and certain of Mercer's administration services are compensated typically through fees based on assets under administration or management or fee per member. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported on a gross basis rather than a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, refer to Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
REGULATION
The Company's activities are subject to licensing requirements and extensive regulation under U.S. federal and state laws, as well as laws of other countries in which the Company operates. Across most jurisdictions, we are also subject to various data privacy and data protection laws and regulations that apply to personal information, as well as, in certain jurisdictions, cybersecurity laws and regulations and emerging laws and regulations related to artificial intelligence ("AI"). In addition, we are subject to various financial crime laws and regulations through our activities, activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, anti-money-laundering and counter-terrorist financing. In certain circumstances, we are also required to maintain operating funds primarily related to regulatory requirements outside the U.S. See Part I, Item 1A ("Risk Factors") below for a discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our businesses and for more information about the laws and regulations related to data privacy, data protection, cybersecurity and AI and the associated risks to our businesses.
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
Consulting. Mercer's retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Depending on the country, Mercer may rely on licensed colleagues or registered legal entities to engage in these services, or may utilize other Marsh McLennan entities or third parties. In addition, trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates may also be subject to investment and securities regulations in various jurisdictions, including (but not limited to) regulations imposed or enforced by the Securities and Exchange Commission (SEC) and the Department of Labor in the U.S., the Ontario Securities Commission in Canada, the FCA in the United Kingdom, the Central Bank of Ireland and the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission. In the U.S., Mercer provides investment services through Mercer Investments LLC, (formerly Mercer Investment Management, Inc.), an SEC-registered investment adviser, which consolidated the activities of each of Mercer’s affiliated investment adviser entities in the U.S. (including Mercer Investment Consulting LLC and Pavilion Advisory Group) in 2019. Mercer Trust Company, a limited purpose New Hampshire chartered trust bank, may also provide services for certain clients of Mercer’s investment management business in the U.S. The benefits insurance consulting and brokerage services provided by Mercer and its subsidiaries and affiliates are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance Services businesses. Depending on the nature of the client and services performed, Mercer may also be subject to direct oversight by the Department of Health and Human Services and other federal agencies in the U.S. Mercer provides annuity buy-out advice that is subject to regulations (for example, in the U.S., state insurance licensing regulations and ERISA). Mercer uses the services of MMC Securities LLC to provide certain services, including executive benefit and compensation services and securities dealing services.
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
Our People. As of December 31, 2024, the Company and its consolidated subsidiaries employed more than 90,000 colleagues worldwide, including approximately 52,400 in Risk and Insurance Services and 30,500 in Consulting.
People Leadership and Governance. The Chief People Officer is responsible for leading the development and execution of our enterprise people strategy. This includes the attraction, recruitment, hiring, development and engagement of talent to deliver on our strategy and the design of colleague total rewards programs. The Chief People Officer is also responsible for leading the development and integration of our inclusion approach into our strategy.
Our ESG Committee and Compensation Committee of the Board of Directors have oversight responsibility for various aspects of the Company’s human capital management and are regularly updated by the Chief People Officer.
Colleague Value Proposition and Engagement. In 2024, we introduced our shared Colleague Value Proposition (CVP), an articulation of why colleagues choose to work and invest their talents at Marsh McLennan. You can be your best here captures the unique experience offered to current and prospective colleagues at Marsh McLennan, and it’s inspired by our own colleagues’ voices. In 2024, we introduced our shared Colleague Value Proposition (CVP), an articulation of why colleagues choose to work and invest their talents at Marsh McLennan. You can be your best here captures the unique experience offered to current and prospective colleagues at Marsh McLennan, and it’s inspired by our own colleagues’ voices. It is embodied in our key pillars: Impact, Leadership, Culture, Career, and Rewards, all of which support our shared purpose: “We build the confidence to thrive through the power of perspective.”
Each year since 2011, we have asked our colleagues to share their views on working at Marsh McLennan through a company-wide engagement survey that is administered by a third party. In 2024, we expanded the survey with questions on technology and the Company's strategy. The survey enables us to understand the evolution of our culture and identify opportunities to build on strengths and address challenges, all with the intention of furthering our productivity through an engaged workforce that can adapt to changing work environments and business needs.
Talent & Inclusion. Our Company’s greatest strength is the collective talent of our people. We provide resources to support colleagues to be their best at Marsh McLennan. We are committed to helping colleagues perform at their best by encouraging regular discussions about their goals, performance, career aspirations and development opportunities. We enable all colleagues to advance their skills through professional development, learning from talented colleagues, and support in taking on new challenges. We deliver professional development via a multi-lingual, digital-first learning strategy, supplemented by formal programs for key groups. In 2024, we offered 520 developmental workshops comprising of professional skills, people management and leadership development. Additionally, we launched our AI Academy to promote development of essential new skills. In the six months since launch, nearly 35,000 colleagues have received their AI Academy credentials.
Health and Well-being. We are committed to enhancing the well-being of our colleagues through a comprehensive value proposition that prioritizes health, wellness and work-life balance. We offer comprehensive health insurance, including medical coverage and other core health benefits that are competitive in the market. Recognizing the importance of mental wellness, we provide personalized tools and support, along with 24/7 access to Employee Assistance Programs for confidential counselling. Our critical incident support ensures that colleagues receive the help they need in times of crisis, particularly in countries affected by disasters.
In addition to these health benefits, we offer competitive time-off policies, including a paid day off each year to volunteer, reflecting our commitment to community engagement and personal fulfillment. We understand that life can bring changing circumstances and we are here to support our colleagues through milestone life events, health and economic challenges, and the integration of new technologies.
Total Rewards. We offer our colleagues rewards that are designed to be competitive in the market, attract and retain highly talented individuals and recognize their performance and contributions. Base pay is one component. We further encourage performance that aligns with the Company’s interests by awarding eligible colleagues with discretionary incentives. These incentives, such as annual bonuses, sales incentives and long-term incentives are awarded to colleagues in roles that have a significant impact on our short and long-term success. In addition to health benefits, our total rewards also include retirement benefits, savings and stock investment plans in most jurisdictions so that our colleagues can experience a full range of rewards that work for them.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers and executive officer appointees of the Company are appointed annually by the Company’s Board of Directors. The following individuals are the executive officers of the Company as of February 10, 2025:
Paul Beswick, age 50, is Senior Vice President and Global Chief Information and Operations Officer (CIOO) of Marsh McLennan. As CIOO, Mr. Beswick leads the Business and Client Services team and oversees Marsh McLennan's Operations and Technology teams in support of the Company's global businesses. Prior to assuming this expanded role in January 2025, Mr. Beswick served as Chief Information Officer from 2021 to 2025. He was previously a Partner and Global Head of Oliver Wyman Labs and the Digital Practice at Oliver Wyman where he worked in various sectors, including financial services, retail, transportation, telecoms, and consumer goods. Before this, Mr. Beswick headed Oliver Wyman's North American Retail Practice.
Katherine J. Brennan, age 46, is Senior Vice President and General Counsel of Marsh McLennan. In this role, she leads Marsh McLennan’s global legal, compliance and public affairs function, which supports the Company’s four businesses, Marsh, Guy Carpenter, Mercer and Oliver Wyman. She also leads the Company’s sustainability efforts. Ms. Brennan has held several legal and compliance leadership roles at Marsh McLennan, serving most recently as General Counsel, Marsh LLC. She also served as Deputy General Counsel, Corporate Secretary and Chief Compliance Officer for Marsh McLennan from 2017 to 2021, and prior to that, as General Counsel of Guy Carpenter. Ms. Brennan currently serves on the Board of the Red Cross of Greater New York.
John Q. Doyle, age 61, is President and Chief Executive Officer of Marsh McLennan. Previously, from 2021 to 2022 he served as Group President and Chief Operating Officer, responsible for the strategy and operational objectives of Marsh McLennan’s four global businesses. He joined the firm in 2016 as President of Marsh, then led Marsh as President and CEO from 2017 to 2021. An industry veteran with more than 35 years of management experience, Mr. Doyle began his career at AIG, where he held several executive positions. He is a member of the Board of the New York Police and Fire Widows’ and Children’s Benefit Fund, a Trustee of the Inner-City Scholarship Fund, a member of the Board of Overseers of the Maurice R. Greenberg School of Risk Management, Insurance and Actuarial Science at St. John’s University and a director of Catalyst Inc. Mr. Doyle serves as the Chairman of the U.S. Federal Advisory Committee on Insurance.
Carmen Fernandez, age 51, is Senior Vice President and Chief People Officer for Marsh McLennan. Prior to her appointment as Chief People Officer in January 2021, Ms. Fernandez held positions within Marsh McLennan for 15 years, most recently Deputy CHRO, CHRO of Guy Carpenter, and HR leadership roles at Mercer, including North America HR Leader, Global HR Leader for the Career business and Chief of Staff in the Office of the CEO. Before joining Marsh McLennan, Ms. Fernandez worked in investment banking at Goldman Sachs and Bank of America. She began her career as a consultant with PricewaterhouseCoopers.
John Jones, age 53, is Chief Marketing and Communications Officer of Marsh McLennan. Previously, he served as Chief Marketing and Communications Officer of Marsh from 2018 to 2022. Mr. Jones joined Marsh in 2016 as Senior Vice President of Business Planning, leading strategic planning and global growth initiatives. Prior to that, Mr. Jones was senior vice president of commercial marketing and strategy for AIG and has more than 25 years of marketing, communications and strategy experience.
Dean Klisura, age 61, is President and Chief Executive Officer of Guy Carpenter and serves as Vice Chair of Marsh McLennan. Prior to assuming this role in January 2022, he was President of Guy Carpenter, overseeing the North America, International, Specialty and Global Analytics & Advisory business units. Prior to joining Guy Carpenter, Mr. Klisura was President of Marsh Global Placement and Advisory Services, leading property and casualty placement activities globally, as well as leading Bowring Marsh, the Insurer Consulting Group, and Marsh Advisory. He joined Marsh in 1993 and held several key global leadership roles including President of Global Specialties.
Mark McGivney, age 57, is Chief Financial Officer of Marsh McLennan. Prior to assuming this role in January 2016, Mr. McGivney held a number of senior financial management positions since joining the Company in 2007. Most recently he was Senior Vice President, Corporate Finance of Marsh McLennan, and was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions from 2014 until 2016. Prior to that, he served as Chief Financial Officer of Marsh, and Chief Financial Officer and Chief Operating Officer of Mercer. His prior experience includes senior positions at The Hanover Insurance Group, including serving as Senior Vice President of Finance, Treasurer, and Chief Financial Officer of the Property & Casualty business, and investment banking positions at Merrill Lynch and PricewaterhouseCoopers.

Martin South, age 60, is President and Chief Executive Officer of Marsh, a position he assumed in January 2022, and oversees all of Marsh’s businesses and operations globally. He also serves as Vice Chair of Marsh McLennan. With more than 30 years in the insurance industry, Mr. South joined Marsh for the first time in 1985 with Bowring Marsh, a Marsh McLennan broking unit. His industry experience includes senior leadership roles at Zurich Financial Services, where he was a member of the Group Management Board, responsible for all of Zurich’s operations outside of North America and Europe, and CEO of Zurich’s London operations. Since rejoining Marsh in 2007, Mr. South has served as CEO of Marsh’s Asia-Pacific region, CEO of Marsh U.K. and Ireland, CEO of Marsh Europe and CEO of Marsh U.S. and Canada.
Nicholas Studer, age 51, is Chief Executive Officer of Oliver Wyman Group, a role he assumed in July of 2021. He also serves as Vice Chair of Marsh McLennan. From 2017 to 2021, Mr. Studer was the Managing Partner of the Consumer, Industrial and Services Practice Group, before becoming Managing Partner of Oliver Wyman in 2021. He has held many senior positions at Oliver Wyman including Managing Partner of the Financial Services Practice Group, Head of the European Finance and Risk Practice and Global head of the Corporate and Institutional Banking practice. He has over 25 years of experience consulting in the U.K., Continental Europe, and North America. Mr. Studer was a founding Director of TheCityUK, a founding advisory board member of the FICC Markets Standards Board and is a member of the Sustainable Markets Initiative.
Pat Tomlinson, age 54, is President and Chief Executive Officer of Mercer and Vice Chair of Marsh McLennan, a position he assumed in April of 2024. He also serves as CEO of Marsh McLennan US and Canada, with responsibility for leading across businesses to address clients’ increasingly interconnected risk, strategy and people challenges. From 2020 to 2024, Mr. Tomlinson served as Mercer's President of U.S. and Canada. Prior to that, he served as a U.S. and Canada business leader, leading the U.S. East Market, where he guided Mercer's Health, Wealth, and Career businesses to meet ever-changing client needs. Prior to joining Mercer in 2014, he spent 17 years with Aon and served as an officer in the U.S. Army.
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
•The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the EU's General Data Protection Regulation (GDPR) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (CCPA), Australia's CPS 234, as well as emerging AI-related laws such as the EU's AI Act, could adversely affect our financial condition, operating results and our reputation;
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
•Failure to maintain our corporate culture could adversely affect our business and reputation;
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
•Mercer’s Wealth business is subject to a number of risks, including risks related to public and private capital market fluctuations, third-party asset managers and custodians, operations and technology risks, trading and execution risks, conflicts of interest, ESG and greenwashing, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business;
•Our businesses are subject to a number of risks related to the U.S. healthcare industry, including risks related to healthcare regulation and reputational damage from negative publicity;
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
Geopolitical and macroeconomic conditions, including from multiple major wars and global conflicts, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates affect our clients' businesses and the markets they serve. These conditions, including inflationary expense pressure with our clients, may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations.
For example, the war in Ukraine and the conflict throughout the Middle East have resulted in worldwide geopolitical and macroeconomic uncertainty and may negatively impact other regional and global economic markets (including Europe, the Middle East and the U.S.), companies in other countries (particularly those that have done business with Russia or have substantial exposure to, or operations in, impacted countries) and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas, and may increase financial market volatility and adversely impact regional and global economic markets, industries and companies.
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
Our businesses provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory, investment management and actuarial services, to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty, breach of contract and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage, or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. For example, these claims could include allegations related to losses from cyberattacks associated with policies where cyber risk was not specifically included or excluded in policies, commonly referred to as “silent cyber.” In our Consulting segment, where we may act in a fiduciary capacity through our investments business, such claims could include allegations of damages arising from the provision of consulting, investment management (including, for example, from trading execution or other operational errors), actuarial, pension administration and other services. We may also be exposed to claims related to services or solutions offered by the Consulting segment in addition to consulting services. These Consulting segment services frequently involve complex calculations and services, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing individual financial planning advice including investment advice and advice relating to cashing out of defined benefit pension plans, (v) providing investment advice, including guidance on asset allocation and investment strategy, and (vi) managing client assets, including the selection of investment managers and implementation of a client’s investment policy and strategies. We provide these services to a broad client base, including clients in the public sector. Matters may relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
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
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources. In some cases, these laws and regulations may decrease the need for our services, increase our costs, negatively impact our revenues or impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. In particular, the financial and operational impact of complying with laws and regulations has increased in the current global environment of increased regulatory activity and enforcement. In addition, in the United States, shifts in regulatory priorities, policy approaches or interpretations of existing laws by federal, state or local governments occur following changes in U.S. presidential administrations, which often leads to changes involving the level of regulatory oversight and focus on businesses and certain industries, particularly financial services. Changes or uncertainty with respect to the applicable laws and regulations may impose additional and unforeseen costs on us or pose new or previously immaterial risks to us. There can be no assurance that current and future government regulations will not adversely affect our business, and we cannot predict new regulatory priorities, the form, content or timing of regulatory actions, and their impact on our business and operations. In addition, geopolitical conflict, such as the war in Ukraine and the conflict throughout the Middle East, has resulted in, and may continue to result in, new and rapidly evolving trade sanctions, which may increase our costs, negatively impact our revenues or impose additional operational limitations on our businesses. Changes to tax laws, trade agreements, tariffs, labor policies, or environmental standards could also result in increased costs or operational changes.
While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our colleagues, our consultants and our contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations. If we fail to comply or are accused of failing to comply with applicable laws and regulations, including those referred to above, or new and evolving regulations regarding cybersecurity, AI or sustainability matters, we may become subject to investigations, criminal penalties, civil remedies or other consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients or other parties, and we may become exposed to negative publicity or reputational damage. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. These inquiries consume significant management attention, and the cost of compliance and the consequences of failing to be in compliance could therefore have a material adverse effect on our business.
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
In operating our business and providing services and solutions to clients, we collect, use, store, transmit and otherwise process certain electronic information, including personal, confidential, proprietary and sensitive data such as financial records, health care, mergers and acquisitions and personal data of our clients, colleagues and vendors. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties, which in some cases is critical to our ability to deliver services to our clients. This electronic information comprises sensitive and confidential data, including information related to financial records, health care, mergers and acquisitions and clients’ personal data. Our information technology systems and information security control systems, and those of our numerous third-party providers, as well as the control systems of critical infrastructure they rely on, such as power grids, and undersea cables, are potentially vulnerable to unauthorized access, damage or interruption from a variety of external threats, including software bugs, physical attack, cyberattacks, computer viruses and other malware, malicious or destructive code, ransomware, social engineering attacks (including phishing, business e-mail compromise and digital or telephonic impersonation), hacking theft, denial-of-service attacks and other types of data and systems-related modes of attack. The techniques used to achieve such unauthorized access, damage or interruption change frequently and new techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or implement adequate preventative or remedial measures, resulting in potential data loss, data unavailability, data corruption or other damage to information technology systems. In addition, remote and hybrid work arrangements have increased the risk of phishing and other cybersecurity attacks, unauthorized dissemination of personal, confidential, proprietary or sensitive data, and unauthorized access to company computing assets. Further, a disruption of physical infrastructure could impact our ability to conduct business and service clients. This may include deliberate or unintentional disruption of service to electrical systems, satellite communications, undersea or terrestrial cable systems, Internet services, or other systems our colleagues or third parties rely on us to conduct business in a multitude of jurisdictions across the globe. Disruptions may be the result of weather, natural disaster, war, terrorism, pandemic, or other natural or geopolitical events. Our systems are also subject to compromise from internal threats such as fraud, mistakes, misconduct or other improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner, and even if detected, there can be no assurance that we can mitigate or remediate such compromise in an adequate or timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to the public, law enforcement agencies or regulators following any such event, whether due to delayed discovery or a failure to follow existing protocols.
Cyberattacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including nation states, state-sponsored organizations, opportunistic attacks, and organized crime and hackers, through use of increasingly sophisticated methods of attack, including the deployment of AI to find and exploit vulnerabilities, "deep fakes", long-term, persistent attacks (referred to as advanced persistent threats) and the use of the IT supply chain to introduce malware through software updates or compromised suppliers accounts or hardware. In particular, the advance of AI and large language models has given rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails or other forms of digital impersonation, doing so quickly and without requiring deep technical understanding of potential exploits. In addition, increasing use of generative AI models in our internal systems may create new attack methods for adversaries. Because generative AI is a new field, understanding of cybersecurity risks and protection methods continues to develop, and features that rely on generative AI, including in services provided to us by third parties, may be susceptible to unanticipated cybersecurity threats from sophisticated adversaries and other cybersecurity incidents. Further, we are at increased risk of a cyberattack during periods of heightened geopolitical conflict, such as the war in Ukraine and the conflict throughout the Middle East, as diplomatic events and economic policies may trigger espionage or retaliatory cyber incidents. Additionally, nation states may deploy threat actors masquerading as potential candidates for hire at target companies to perform corporate espionage or execute internal cyber threat activities. Despite our efforts to comply with applicable cybersecurity requirements and mitigate risks of cybersecurity threats, we cannot be certain that our security measures will definitively prevent, contain, detect, or remediate all cybersecurity threats or incidents or other instructions from malware currently in existence or developed in the future.
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
Our information systems must be continually updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software and infrastructure vulnerabilities continues to increase markedly, as has the criticality of patches and other mitigation and remedial measures. In addition to mitigating and remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyberattackers exploit these vulnerabilities before they have been communicated by vendors or addressed. Due to the large number and age of the systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, the need to test patches and, in some cases, coordinate with clients and vendors, before they can be deployed, we perpetually face the substantial risk that we cannot deploy patches in a timely manner. Some security patches may not be compatible with other software running on our systems and therefore may not be able to be deployed. We are also dependent on third party vendors to keep their systems patched and secure in order to protect our data. Any failure related to these activities could have a material adverse effect on our business.

We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients and our employees. We also use hundreds of IT vendors and software providers to maintain and secure our global information systems infrastructure. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud where it is hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems or data. We are at risk of a cyberattack involving a vendor or other third parties, which could result in a breakdown of such third party’s data protection processes or the cyberattackers gaining access to our infrastructure or data through a supply chain attack. Highly publicized data security breaches, such as the October 2023 attack on Okta, may embolden malicious actors to target the IT supply chain and providers of business software. In addition, we depend on our third-party vendors to keep software current. Our systems’ availability could be impacted by poor or improperly tested software code and updates deployed to our environment by a third-party through normal and expected processes, which occurred with the CrowdStrike event in July 2024. Our control over and ability to monitor the cybersecurity practices of our third-party vendors and service providers, and other third parties with whom we do business, remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the development processes or cybersecurity infrastructure or IT controls owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
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
We have experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), vulnerabilities in the software on which we rely, users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as emails sent to the wrong recipient, loss of portable and other data storage devices or misconfiguration of software or hardware resulting in inadvertent exposure of personal, sensitive, confidential or proprietary information or reduction of system availability. Like many companies, we are also subject to social engineering attacks such as WhatsApp scams and regular phishing email campaigns directed at our employees that can result in malware infections, fraud and data loss. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in personal, sensitive, confidential or proprietary information, including client, employee or Company data, being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, which could have a material adverse effect on our business. In the event of a cyberattack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. A cyberattack may also result in systems or data being encrypted or otherwise unavailable due to ransomware or other malware. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely or adequate manner. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related data and system incidents. Further, we cannot be sure that our existing coverage will continue to be available on acceptable terms or at all or that our insurers will not deny coverage as to any future claim.
The costs to comply with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the EU's General Data Protection Regulation (GDPR) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (CCPA), Australia's CPS 234, as well as emerging AI-related laws such as the EU's AI Act, could adversely affect our financial condition, operating results and our reputation.
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

We collect data from clients and individuals located all over the world and leverage systems and teams to process it. As a result, we are subject to a variety of laws and regulations in the U.S., Europe and around the world regarding privacy, data protection, data security and cyber security. These laws and regulations are continuously evolving and developing. Some of these laws and regulations are increasing the level of data handling restrictions, including rules on data localization, all of which could affect our operations and result in regulatory liability and high fines. In particular, high-profile data breaches at major companies continue to be disclosed regularly, which is leading to even greater regulatory scrutiny and significant fines, which are not limited to data breaches as regulators increasingly focus on other data processing activities, including those related to ad-tech and “data subject” rights. The number of laws that apply to us keeps increasing and the interpretation of such laws is often uncertain and may be conflicting.
At the international level, we are subject to an increasing number of comprehensive privacy laws including, for example, those passed in Indonesia, the Kingdom of Saudi Arabia, India and Australia. Many of these laws, which are modeled after the GDPR, have greatly increased the jurisdictional reach of privacy laws and added a broad array of requirements for handling personal data, such as the public disclosure of data breaches, data protection impact assessments, data portability and the appointment of data protection officers in some cases. Given the breadth and depth of changes in data protection obligations, including classifying data and committing to a range of administrative, technical and physical controls to protect data and enable data transfers across borders, our compliance with such laws will continue to require time, resources and review of the technology and systems we use. Despite a proliferation of regulatory guidance papers, there remains uncertainty in key areas related to these laws, and that uncertainty could result in potential liability for our failure to meet our obligations, including the possibility of significant fines some of which can amount to 4% or more of our global revenue. Further, despite developments such as the U.S.- EU Data Privacy Framework and the U.S.- U.K. Data Bridge, there remains a high level of uncertainty concerning the flow of personal information between the U.S. and EU, between the U.S. and the U.K. and between the U.K. and the EU. This uncertainty may impair our ability to offer our existing and planned products and services or increase our cost of doing business. Some of the global laws enacted in recent years, including those in China and the Kingdom of Saudi Arabia, also include data localization elements that will require that certain personal data stay within their borders. These requirements are complex and our efforts to comply with them require significant resources, and we cannot guarantee we are or will be in full compliance with such laws at all times.
At the U.S. federal level, we are subject to various privacy laws and regulations, including those promulgated under the authority of the U.S. Federal Trade Commission, which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including with respect to data privacy and cybersecurity. At the U.S. state level, we are subject to laws and regulations related to privacy, such as the CCPA, which introduced concepts such as transparency and rights like access and deletion, that have been enacted by over twenty states with more such laws expected to pass in future years. These laws establish a privacy framework for covered businesses, including various obligations imposed on them related to the personal information they collect and use, and offer various rights for their state residents. Some of these laws provide a private right of action for violations and in some cases damages may be significant. Many of these laws diverge from the CCPA and create their own set of rules, and this proliferation of inconsistent state level privacy laws will add operational complexity and increased risk of noncompliance or violations which could trigger enforcement action or litigation.
In addition to data protection and data privacy laws, foreign countries and U.S. states are enacting cybersecurity laws and regulations. For example, in late 2023 the New York State Department of Financial Services (NYDFS) issued amendments to its previous cybersecurity regulations which imposed obligations on companies such as Marsh McLennan, including for example, requiring companies to provide evidence of how they are implementing their data retention, data governance and data classifications policies and procedures. A number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Failure to comply with some of these obligations, especially those related to data retention requirements, could expose us to regulatory fines and other penalties.
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
We post public privacy notices and other documentation regarding our collection, use, disclosure, cross-border transfer, retention, and other processing of personal information. Although we endeavor to comply with our published notices and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties with whom we do business fail to comply with our published notices and documentation. Such failures could carry similar consequences or subject us to potential enforcement actions or investigations if they are found to be deceptive, unfair or misrepresentative of our actual practices.
Furthermore, U.S. and global regulators continue to focus their enforcement actions and investigations on website-related practices, including the proper use of "cookies", pixels and other online trackers, as well as the use of online session recording tools. As we use such tools in our website environment, we are at risk of being impacted by such activity, including fines and cease and desist orders.
Additionally, certain foreign, U.S. federal and U.S. state governments are increasingly enacting, or are considering enacting, AI-related laws and regulations, such as the EU's AI Act, the AI Transparency Act of California and the AI Act of Colorado, which impose complex new obligations on developers and providers of AI systems. Given the emerging nature of AI technology, the lack of legal or regulatory precedent, and the ambiguity surrounding key definitions, complying with these evolving legal and regulatory frameworks is likely to be both challenging and costly. There is a risk that we may not fully meet the requirements set forth by these laws and regulations, potentially exposing us to legal, regulatory or financial penalties. Furthermore, as new and divergent AI laws and regulations continue to emerge globally, they could significantly increase our risk of liability and fines, impact our ability to deploy and utilize AI tools across different jurisdictions, disrupt operations and prospective business and increase our compliance burdens.
Privacy or AI-related legal or regulatory violations, including unauthorized use disclosure or transfer of sensitive, personal or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business (if they fail to meet the standards we impose) could damage our reputation and subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions where we operate. Given the complexity of operationalizing the various privacy, data security, data protection and AI laws and regulations mentioned above, the complexity of proposed compliance frameworks and the continued lack of certainty on how to implement their requirements, we and our clients are at risk of enforcement actions taken by applicable regulators or authorities around the world or litigation from third parties, including consumer advocacy groups acting on behalf of data subjects. Additionally, due to the ongoing fast pace of legislative and regulatory activity, we may not be able to respond quickly or effectively to new legislative, regulatory and other developments. These changes may also impair our ability to offer our existing or planned products and services and increase our cost of doing business in various countries.
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
We are actively investing in generative AI tools. While our internal generative AI tool, LenAI, was designed to meet our standards for data security and to address and mitigate the risks associated with this new technology, our use of generative AI in certain products, services and operations may present risks and challenges that remain uncertain due to the relative novelty of this technology. These risks may include operational disruptions or failures, reputational harm, enhanced governmental or regulatory scrutiny, litigation or ethical concerns. The models underlying AI tools may be incorrectly or inadequately designed or implemented and trained on, or otherwise use, data or algorithms that are (and the output generated by such AI tools also may be) biased, unethical, discriminatory, incomplete, inaccurate, misleading or poor-quality, any of which may not be easily detectable. To the extent that we do not have sufficient rights to use the data used in or output generated by such AI tools, we may be subject to litigation by holders of third-party intellectual property, privacy, publicity, contractual or other rights. If any of our employees, contractors, consultants, vendors or service providers use any third-party AI powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. In addition, the use of AI by other companies has resulted in, and our use of AI may in the future result in, data incidents and cybersecurity breaches. While we have implemented certain mitigation measures and governance related to the proliferation of AI tools, these measures may be inadequate or may not satisfy a growing number of legal and regulatory requirements related to AI. Moreover, if we are perceived to exaggerate the effectiveness, safety or ethical design of AI systems, this could lead to regulatory enforcement, litigation or reputational harm. Any misrepresentation, intentional or unintentional, of our AI-related capabilities or initiatives could also erode trust among clients and regulators. There can be no assurance that our use of AI will enhance our products, services or operations or otherwise result in our intended outcomes.
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

Across all of our businesses, our colleagues are critical to developing and retaining client relationships as well as performing the services on which our revenues are earned. It is therefore important for us to attract, incentivize and retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent, which has accelerated in recent years. Such challenges include the increased mobility of colleagues in light of more flexible working models, market dislocation resulting from proposed and actual combinations in the industry, raids by competitors, and fostering an inclusive workplace.
Losing colleagues who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which could adversely affect our results of operations. If a key employee were to join an existing competitor or form a competing company, some of our clients could choose to use the services of a competitor instead of our services. If a colleague joins us from a competitor and is subject to enforceable restrictive covenants, we may not be able to secure client engagements or maximize the colleague's potential. In addition, regulation or legislation impacting the workforce, such as the proposed U.S. Federal Trade Commission rule regarding noncompete clauses, may lead to increased uncertainty and competition for talent.
Failure to maintain our corporate culture could adversely affect our business and reputation.
We strive to foster a culture in which our colleagues act with integrity and feel comfortable speaking up about potential misconduct. We are a people business, and a well-defined and consistently reinforced corporate culture, starting with a strong “tone from the top,” is critical to ensuring compliance with laws and regulations, attracting and retaining top talent and maintaining the trust of our clients, business partners and other stakeholders. As a multinational company operating across many geographies, failure to effectively align our workforce with our core values and ethical principles may impair our ability to achieve our strategic objectives, particularly as we execute operational model changes and integrate acquisitions. If we fail to maintain our corporate culture, there is an increased risk of unethical behavior or regulatory violations, which could result in legal penalties, reputational damage and financial harm.
Increasing scrutiny and changing laws and expectations from regulators, investors, clients and our colleagues with respect to our environmental, social and governance (ESG) practices and disclosure may impose additional costs on us or expose us to new or additional risks.
There is continued focus, including from governmental organizations, regulators, investors, colleagues and clients, on ESG and sustainability issues. The regulatory landscape related to these issues continues to evolve, with new laws and reporting requirements introduced across various jurisdictions, including in the U.S., the U.K., the European Union (E.U.) and Australia. These laws and regulations may impose additional compliance or disclosure obligations on us. Inconsistent or even conflicting requirements across jurisdictions may also increase compliance challenges, add operational costs, or lead to stakeholder dissatisfaction.
As these ESG reporting requirements and standards evolve, we continue to evaluate and update our public disclosures in these areas, including refining our disclosure of metrics and sustainability goals in accordance with the guidance and our own ESG assessments and priorities. These disclosures, metrics and sustainability goals and any failure to accurately report or comply with federal, state or international ESG laws and regulations, or achieve progress on our metrics and sustainability goals on a timely basis, or at all, may result in legal and regulatory proceedings against us and negatively impact our reputation. Implementation of our ESG initiatives also depends in part on third-party performance or data that is outside the Company's control. In addition, heightened regulatory scrutiny of ESG and sustainability-related products, funds, investment strategies and advice has increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements, or that we have otherwise run afoul of regulation. Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.
Organizations that provide information to investors on corporate governance and related matters have also developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries, exclusion of our stock from ESG-oriented indices or investment funds or harm our relationships with regulators and the communities in which we operate.
Moreover, public opinion and potential legal actions regarding ESG-related initiatives remain highly dynamic and can vary across stakeholders and geographies. Balancing these competing expectations globally is complex.

The impact of new laws and regulations, negative public perception, adverse publicity or negative comments in social media could damage our reputation, and be costly to defend, if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact colleague engagement and retention and the willingness of clients and our partners to do business with us.
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
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, war or other geopolitical tensions, protests or riots, security breach, cyberattack (including manipulating the control systems of critical infrastructure), power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have significant operations and approximately 3,900 and 5,800 colleagues in those respective locations, and in certain countries and regions, such as India, in which we operate or are investing additional capabilities that are subject to higher potential threat of terrorist attacks or military conflicts.
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
We have a history of making acquisitions and investments, including a total of 86 in the period from 2020 to 2024, including our recent acquisition of McGriff Insurance Services, LLC ("McGriff") and Gerolamo Holding S.À.R.L. ("Cardano"). We may not be able to successfully integrate the businesses that we acquire into our own business, or achieve any expected cost savings or synergies from the integration of such businesses, including McGriff and

Cardano. Subject to standard contractual protections, we may also be responsible for legacy liabilities of companies that we acquire. Moreover, if we acquire a business operating in regions or industries subject to heightened regulatory scrutiny, we may face significant costs or risks in bringing their operations into compliance with applicable laws and our internal policies. Failure to address these compliance risks could result in regulatory enforcement actions, fines or damage to our reputation.
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
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. As of December 31, 2024, our receivables for our commissions and fees were approximately $6.5 billion, or approximately one-quarter of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.
Macroeconomic or geopolitical conditions, such as a slower economic growth or recession, the war in Ukraine and the conflict throughout the Middle East, inflationary pressures or supply chain challenges, could result in financial difficulties for our clients, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
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
The Company has significant defined benefit pension obligations to its current and former employees, totaling approximately $11.4 billion, and related plan assets of approximately $12.6 billion, at December 31, 2024 in accordance with U.S. GAAP. The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the U.S., contributions to these plans are based on ERISA guidelines. Outside the U.S., contributions are generally based on statutory requirements and local funding practices, which may differ from measurements in accordance with U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-

prescribed negotiations between the Company and the plan trustees. Currently, the use of these assumptions results in a lower funded status than determined in accordance with U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
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
Approximately 52% of our total revenue reported in 2024 was from business outside of the U.S. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. For additional discussion, see "Market Risk and Credit Risk-Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
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
•the impact on us or our clients of changes in legislation, regulation and legal guidance or interpretations in the jurisdictions in which we operate, particularly in the U.S. as a result of the shift in the presidential administration;
•seasonality due to the impact of regulatory deadlines, policy renewals and other timing factors to which our clients are subject;
•the success of our acquisitions or investments;
•occurrence of any significant natural disaster or other insured events including any potential reputational harm to the insurance industry following such event;
•macroeconomic factors such as changes in foreign exchange rates, interest rates and global public and private capital markets, particularly in the case of Mercer, where fees in its investments business and certain other business lines are derived from the value of assets under management, advisement or administration; and
•general economic conditions, including factors beyond our control affecting economic conditions such as global health crises or pandemics, severe weather, climate change, geopolitical unrest such as the war in Ukraine and the conflict throughout the Middle East, protests and riots or other catastrophic events, since our results of operations are directly affected by the levels of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve.
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
Currently, the Company's senior debt is rated A- by S&P, A3 by Moody's and A- by Fitch. The Company's short-term debt is currently rated A-2 by S&P, P-2 by Moody's, and F-2 by Fitch.The Company carries a Stable outlook with S&P, Moody's and Fitch.
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
At December 31, 2024, we had total consolidated debt outstanding of approximately $19.9 billion.
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
We conduct business globally. In 2024, approximately 52% of the Company's total revenue was generated from operations outside the U.S., and over one-half of our employees were located outside the U.S. In addition, we conduct our operations through four separate businesses. Potential conflicts of interest may arise across our businesses given the significant volume of our engagements.
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
•the implementation of the Organization for Economic Cooperation and Development (OECD) international tax framework, including the implementation of the Pillar 2 minimum tax regime and the Pillar 1 profit reallocation regime, potentially resulting in an adverse effect on our effective tax rate, tax payments and results of operations, particularly as key jurisdictions adopt these changes, either partially or in full, alongside potential shifts in tax laws in response to such implementation;
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
•permanent establishments created due to colleagues traveling to and doing work in certain countries, or living in such countries and working remotely post-pandemic, which are not properly compensated through transfer pricing;
•our ability to obtain dividends or repatriate funds from our non-U.S. subsidiaries, including as a result of the imposition of currency controls and other government restrictions on repatriation in the jurisdictions in which our subsidiaries operate, fluctuations in foreign exchange rates and the imposition of withholding and other taxes on such payments;
•geopolitical tensions, such as the war in Ukraine and the conflict throughout the Middle East, in countries where we operate, international hostilities, international trade disputes, terrorist activities, natural disasters, pandemics, and infrastructure disruptions;
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

RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh and Guy Carpenter, represented 63% of the Company's total revenue in 2024. Our business in this segment is subject to particular risks.
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
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. The vast majority of the compensation that Marsh receives is in the form of retail fees and commissions that are paid by the client or paid from premium that is paid by the client. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased in the last several years, both on an underlying basis and through acquisition and represented approximately 6% of Marsh's revenue in 2024. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including underwriting services and services relating to the administration and management of quota shares, panels and other facilities); and (iii) contingent commissions, primarily at MMA and outside the

U.S., paid by insurers based on factors such as volume or profitability. These other revenue streams present potential regulatory, litigation and reputational risks that may arise from alleged anti-competitive behavior or conflicts of interest, (including those arising from Guy Carpenter’s role as intermediary and advisor for insurance companies), and future changes in the regulatory environment may impact our ability to collect such revenue. Adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.
RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Oliver Wyman Group, represented 37% of our total revenue in 2024. Our businesses in this segment are subject to particular risks.
Mercer’s Wealth business is subject to a number of risks, including risks related to public and private capital market fluctuations, third-party asset managers and custodians, operations and technology risks, trading and execution risks, conflicts of interest, ESG and greenwashing, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s Investments business provides clients with digital tools, investment consulting and investment management services. Mercer’s Investments business is subject to a number of risks, including risks related to litigation (both by clients and by plan participants, particularly when we act in a fiduciary capacity), liquidity and market volatility, an inability to obtain contractual limitations of liability for errors & omissions in certain jurisdictions or parts of our business, third-parties, our operations and technology (including the use of AI), trading and execution errors, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s manager research or due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly or timely implement or execute a client’s investment policy or strategy or instruction, which could cause an incorrect or untimely allocation of client assets among asset classes, asset managers, or strategies or result in a trading error. Mercer may also be perceived as making inaccurate or misleading statements regarding the investment strategies of our offerings or investments with respect to ESG or sustainability, commonly referred to as “greenwashing,” or recommending certain asset managers to clients or offering delegated solutions a potential or existing client, solely to enhance its own compensation or due to other conflicts of interest. Asset classes may perform poorly, or asset managers may underperform their benchmarks, due to poor market performance, a downturn in the global markets, negligence or other reasons, resulting in poor returns or loss of client assets. Changes in the value of equity, debt, currency, real estate, commodities, alternatives or other asset classes, in particular as a result of a downturn in the global markets, could cause the value of assets under management or advisement, and the fees earned by Mercer to decline. Mercer or its clients may be subject to claims or class action litigation relating to advice given or investment decisions made by plan sponsors and plan fiduciaries, particularly relating to 401(k) plans in the U.S. or pension schemes in the U.K. These risks, if realized, could result in significant liability and damage our business.
Our businesses are subject to a number of risks related to the U.S. healthcare industry, including risks related to healthcare regulation and reputational damage from negative publicity.
Mercer, MMA and MMB help public and private sector employers design and manage employee health and welfare programs. Their services include plan design, brokering of insurance programs, administration and other consulting and specialty services. The healthcare industry, inclusive of health insurance, is regulated by federal, state and local governments in the U.S., and by regulators and governments in other countries where we do business. The laws and rules governing the healthcare industry and interpretations of those laws and rules are subject to frequent and often unpredictable change. For example, legislation or regulatory action that has the impact of disincentivizing U.S. companies from offering employer-sponsored health insurance could ultimately reduce the revenue we receive when consulting on and broking these policies on behalf of our corporate clients. Legislation seeking to regulate pharmacy benefit management services introduced or enacted at the federal or state level could impact the compensation structure and how much we are paid where we advise clients on prescription drug coverage. Changes to U.S. government health programs, like Medicaid, could also impact our consulting and ancillary services for government clients that manage these programs. Moreover, the health care industry is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate concerning industry regulation. Negative publicity may adversely affect our business and damage our reputation, and expose us to unexpected or unwarranted regulatory scrutiny, including as a result of the revenue our businesses receive from healthcare-related services including our consulting advice to clients from different areas of the healthcare industry.
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
In addition, some of Mercer's Investments business generate fees based upon the value of the clients’ assets under management, advisement or administration. Changes in the value of equity, debt, currency, real estate, commodities, alternatives or other asset classes could cause the value of assets under management, advisement or administration, and the fees received by Mercer, to decline. Such changes could also cause clients to withdraw funds from Mercer’s Investments business in favor of other investment service providers. In either case, our business, financial condition and results of operations could be materially adversely affected. Mercer’s Investments business also could be adversely affected by an accelerated shift away from actively managed investments to passively managed investments with associated lower fees, as well as fee compression from the competitive environment. Further, revenue received by Mercer as investment manager to the majority of the Mercer-managed investment funds is reported in accordance with U.S. GAAP on a gross basis rather than a net basis, with sub-advisor fees reflected as an expense. Therefore, the reported revenue for these offerings does not fully reflect the amount of net revenue ultimately attributable to Mercer.
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
Item 1C.   Cybersecurity.
As a professional services firm that processes confidential and sensitive information, such as personal information, cybersecurity risk management is an integral part of our enterprise risk management strategy. Our cybersecurity risk management program has been designed based on industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework, and provides a framework for assessing cybersecurity risk and identifying and managing cybersecurity threats and incidents, including threats and incidents associated with our use of services, applications and products provided by third-party vendors and service providers.
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
Our cybersecurity risk management framework includes (1) procedures designed to assess the data privacy and cybersecurity practices of third-party vendors and service providers (including risk assessments and contractual protections), (2) technical IT controls designed to manage risks associated with cybersecurity incidents (such as multi-factor authentication and requirements for VPN or private channel access to our systems), and (3) formal policies and procedures designed to address cybersecurity incidents. Our formal policies and procedures designed to address cybersecurity incidents include steps for verifying and assessing the severity of a cybersecurity incident, identifying the source of a cybersecurity incident (including whether it is associated with a third-party service provider) and implementing cybersecurity countermeasures and mitigation strategies. Additionally, we have procedures for informing senior management and our Board of Directors of potentially material cybersecurity incidents. We also periodically engage third-party security consultants to assess our cybersecurity program and to perform penetration testing on our security environment and controls. In addition, cybersecurity training is provided to all newly hired colleagues and then at least annually for all colleagues. We also conduct regular ongoing cybersecurity awareness campaigns and phishing tests and provide training in response to such tests as appropriate.
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
In 2024, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. For more information about these risks, please see “Risk Factors – Cybersecurity, Data Protection and Technology Risks” in this annual report on Form 10-K.

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
The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock in 2024 and 2023, and each quarterly period thereof:

	2024 Stock Price Range		2023 Stock Price Range
	High	Low	High	Low
First Quarter	$209.20	$188.31	$176.85	$151.86
Second Quarter	$216.89	$196.17	$189.02	$165.86
Third Quarter	$232.32	$209.55	$199.20	$183.81
Fourth Quarter	$235.50	$209.34	$202.81	$184.02
Full Year	$235.50	$188.31	$202.81	$151.86
The Company has a share repurchase program authorized by the Board of Directors.
The Company repurchased approximately 4.3 million shares of its common stock for $900 million in 2024. At December 31, 2024, the Company remained authorized to repurchase up to approximately $2.3 billion in shares of its common stock. There is no time limit on the authorization. The Company repurchased approximately 6.4 million shares of its common stock for $1.15 billion in 2023.
There were no repurchases of the Company's common stock during the fourth quarter of 2024.
At February 6, 2025, there were 3,841 stockholders of record.
Item 6.    [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh McLennan Companies Inc., and its consolidated subsidiaries (Marsh McLennan or the "Company") a global professional services firm in the areas of risk, strategy and people. The Company helps clients build the confidence to thrive through the power of perspective of our four market-leading businesses. With annual revenue of over $24 billion, the Company has more than 90,000 colleagues advising clients in over 130 countries.
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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company’s consolidated results for fiscal year 2024, compared to the results for fiscal year 2023, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company’s financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each reportable segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 17, Segment Information, in the notes to the consolidated financial statements included in Part II, Item 8, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for fiscal year 2022, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2023.
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

Financial Highlights
•Consolidated revenue in 2024 was $24.5 billion, an increase of 8%, or 7% on an underlying basis.
•Consolidated operating income increased $535 million, or 10% to $5.8 billion in 2024, compared to 2023. Net income attributable to the Company was $4.1 billion. Earnings per share on a diluted basis increased to $8.18 from $7.53, or 9%, compared with 2023.
•Risk and Insurance Services revenue in 2024 was $15.4 billion, an increase of 9%, or 8% on an underlying basis. Operating income was $4.4 billion and $3.9 billion in 2024 and 2023, respectively.
•Marsh's revenue in 2024 was $12.5 billion, an increase of 10%, or 7% on an underlying basis. Guy Carpenter's revenue in 2024 was $2.4 billion, an increase of 5%, or 8% on an underlying basis.
•Consulting revenue in 2024 was $9.1 billion, an increase of 5%, or 6% on an underlying basis. Operating income was $1.8 billion and $1.7 billion in 2024 and 2023, respectively.
•Mercer's revenue in 2024 was $5.7 billion, an increase of 3%, or 5% on an underlying basis. Oliver Wyman Group's revenue in 2024 was $3.4 billion, an increase of 9%, or 6% on an underlying basis.
•The Company's results of operations in 2024 included restructuring activities of $276 million, primarily related to severance and lease exit charges for activities focused on workforce actions, technology rationalization and reductions in real estate.
•The Company completed 17 acquisitions in 2024. On November 15, 2024, the Company completed the acquisition of McGriff Insurance Services, LLC ("McGriff") for $7.75 billion in cash consideration.
•On January 1, 2024, the Company completed the sale of its Mercer U.K. pension administration and U.S. health and benefits administration businesses for approximately $120 million, and recorded a net gain of $35 million in the current year.
•In November 2024, the Company issued $7.25 billion of senior notes to fund the acquisition of McGriff and for general corporate purposes. In February 2024, the Company issued $500 million of 5.150% senior notes due 2034 and $500 million of 5.450% senior notes due 2054.
•In 2024, the Company repaid $1.6 billion of senior notes at maturity.
•In 2024, the Company repurchased 4.3 million shares for $900 million.

Acquisition of McGriff
On November 15, 2024, the Company completed the acquisition of McGriff, an affiliate of TIH Insurance Holdings (the "McGriff Transaction") for $7.75 billion in cash consideration, subject to certain customary adjustments. McGriff is an insurance broking and risk management services provider in the United States (U.S.), with approximately $1.3 billion in annual revenue.
In connection with the McGriff Transaction, on September 29, 2024, the Company entered into a Bridge Loan Commitment Letter (the “Commitment Letter”) to provide the Company under a 364-day unsecured bridge term loan facility in an amount not to exceed $7.75 billion (the "Bridge Loan Facility"). The Company paid approximately $23 million for customary upfront fees related to the Commitment Letter, amortized as interest expense.
On November 8, 2024, the Company issued $7.25 billion of senior notes and terminated the Commitment Letter.
In connection with the acquisition of McGriff, the Company incurred approximately $63 million of acquisition and retention related costs in 2024. The Company expects to recognize costs of approximately $450 million to $500 million, primarily retention incentives over the next 3 years related to the McGriff acquisition. These costs include retention plans put in place by the seller and were funded through a purchase price adjustment for McGriff. The Company continues to refine its integration plans as it relates to the acquisition of McGriff, which may change the timing and estimates of expected costs and payments.
McGriff's results of operations for the period November 15, 2024 through December 31, 2024 were included in the Company’s results of operations for 2024, in Marsh, in the Risk and Insurance Services segment.
As of November 15, 2024, the Company assumed the assets and legal liabilities of McGriff. Please see the "Risk Factors" section of this Annual Report on Form 10-K for risks associated with acquisitions and dispositions.
* * * * *
The macroeconomic and geopolitical environment including multiple major wars and global conflicts, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates could impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see “Risk Factors – Macroeconomic Risks” in this annual report on Form 10-K.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share data)	2024	2023	2022
Revenue	$24,458	$22,736	$20,720
Expense:
Compensation and benefits	13,996	13,099	12,071
Other operating expenses	4,645	4,355	4,369
Operating expenses	18,641	17,454	16,440
Operating income	$5,817	$5,282	$4,280
Income before income taxes	$5,480	$5,026	$4,082
Net income before non-controlling interests	$4,117	$3,802	$3,087
Net income attributable to the Company	$4,060	$3,756	$3,050
Net income per share attributable to the Company
– Basic	$8.26	$7.60	$6.11
– Diluted	$8.18	$7.53	$6.04
Average number of shares outstanding:
– Basic	492	494	499
– Diluted	496	499	505
Shares outstanding at December 31,	491	492	495
Consolidated operating income increased $535 million, or 10% to $5.8 billion in 2024, compared to $5.3 billion in the prior year, reflecting an 8% increase in revenue and a 7% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 9% and 5%, respectively.
Diluted earnings per share increased to $8.18 from $7.53, or 9% from the prior year. The increase is primarily the result of higher operating income in 2024, compared to the prior year.

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
The following tables present the Company's non-GAAP revenue for the years ended December 31, 2024 and 2023 and the related non-GAAP underlying revenue change:

Year Ended December 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Risk and Insurance Services
Marsh	$12,536	$11,378	10%	$12,218	$11,375	7%
Guy Carpenter	2,362	2,258	5%	2,371	2,188	8%
Subtotal	14,898	13,636	9%	14,589	13,563	8%
Fiduciary interest income	497	453		493	453
Total Risk and Insurance Services	15,395	14,089	9%	15,082	14,016	8%
Consulting
Mercer	5,743	5,587	3%	5,629	5,338	5%
Oliver Wyman Group	3,390	3,122	9%	3,294	3,120	6%
Total Consulting	9,133	8,709	5%	8,923	8,458	6%
Corporate Eliminations	(70)	(62)		(70)	(62)
Total Revenue	$24,458	$22,736	8%	$23,935	$22,412	7%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Year Ended December 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2024	2023		2024	2023
Marsh:
EMEA	$3,530	$3,262	8%	$3,521	$3,259	8%
Asia Pacific	1,414	1,295	9%	1,373	1,295	6%
Latin America	575	559	3%	613	559	10%
Total International	5,519	5,116	8%	5,507	5,113	8%
U.S./Canada	7,017	6,262	12%	6,711	6,262	7%
Total Marsh	$12,536	$11,378	10%	$12,218	$11,375	7%
Mercer:
Wealth	$2,584	$2,507	3%	$2,455	$2,361	4%
Health	2,100	2,061	2%	2,115	1,958	8%
Career	1,059	1,019	4%	1,059	1,019	4%
Total Mercer	$5,743	$5,587	3%	$5,629	$5,338	5%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following table provides the reconciliation of GAAP revenue to Non-GAAP revenue for the years ended December 31, 2024 and 2023:

	2024				2023
Year Ended December 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh	$12,536	$73	$(391)	$12,218	$11,378	$(3)	$11,375
Guy Carpenter (a)	2,362	7	2	2,371	2,258	(70)	2,188
Subtotal	14,898	80	(389)	14,589	13,636	(73)	13,563
Fiduciary interest income	497	1	(5)	493	453	—	453
Total Risk and Insurance Services	15,395	81	(394)	15,082	14,089	(73)	14,016
Consulting
Mercer (b)	5,743	37	(151)	5,629	5,587	(249)	5,338
Oliver Wyman Group (c)	3,390	(5)	(91)	3,294	3,122	(2)	3,120
Total Consulting	9,133	32	(242)	8,923	8,709	(251)	8,458
Corporate Eliminations	(70)	—	—	(70)	(62)	—	(62)
Total Revenue	$24,458	$113	$(636)	$23,935	$22,736	$(324)	$22,412
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2024				2023
Year Ended December 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$3,530	$(10)	$1	$3,521	$3,262	$(3)	$3,259
Asia Pacific	1,414	25	(66)	1,373	1,295	—	1,295
Latin America	575	51	(13)	613	559	—	559
Total International	5,519	66	(78)	5,507	5,116	(3)	5,113
U.S./Canada	7,017	7	(313)	6,711	6,262	—	6,262
Total Marsh	$12,536	$73	$(391)	$12,218	$11,378	$(3)	$11,375
Mercer:
Wealth (b)	$2,584	$—	$(129)	$2,455	$2,507	$(146)	$2,361
Health (b)	2,100	20	(5)	2,115	2,061	(103)	1,958
Career	1,059	17	(17)	1,059	1,019	—	1,019
Total Mercer	$5,743	$37	$(151)	$5,629	$5,587	$(249)	$5,338

(a)Acquisitions, dispositions, and other in 2023 includes a gain from legal settlement with a competitor of $58 million, excluding legal fees.
(b)Acquisitions, dispositions and other in 2024 includes a net gain of $35 million from the sale of the U.K. pension administration and U.S. health and benefits administration businesses, that comprised of a $70 million gain in Wealth, offset by a $35 million loss in Health.
(c)Acquisitions, dispositions, and other in 2024 includes a gain of $20 million from the sale of a business in Oliver Wyman Group.

Note: Amounts in the tables above are rounded to whole numbers.

Consolidated Revenue
Consolidated revenue increased $1.7 billion, or 8%, to $24.5 billion in 2024, compared to $22.7 billion in 2023. Consolidated revenue increased 7% on an underlying basis and 1% from acquisitions. On an underlying basis, revenue increased 8% and 6% in 2024, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue growth in 2024 reflects the continued demand for our advice and solutions.
Consolidated Operating Expenses
Consolidated operating expenses increased $1.2 billion, or 7%, to $18.6 billion in 2024, compared to $17.5 billion in 2023. Expenses reflect a 2% increase from acquisitions.
Consolidated operating expenses in 2024 increased primarily due to compensation and benefits, driven by higher base salaries and incentive compensation.
Restructuring activities
The Company incurred a total of $276 million for restructuring activities in 2024, compared to $301 million in 2023.
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. These activities were completed at the end of 2024. The Company incurred approximately $660 million of these restructuring costs through December 31, 2024, primarily severance and lease exit charges, of which $221 million were incurred in 2024. Related estimated savings are expected to be over $500 million, with over $450 million realized through December 31, 2024. The remaining savings are expected to be realized in 2025.
Additional details are included in Note 14, Restructuring Costs, in the notes to the consolidated financial statements.
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
Marsh and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend on a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. Revenues can be affected by premium rate levels in the insurance and reinsurance markets, the amount of risk retained by insurance and reinsurance clients, and by the value of the risks that have been insured since commission-based compensation is frequently related to the premiums paid by insureds and reinsureds. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required, and service provided by the Company and ultimately, the extent of the risk placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.
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
The results of operations for the Risk and Insurance Services segment are as follows:

(In millions, except percentages)	2024	2023	2022
Revenue	$15,395	$14,089	$12,645
Compensation and benefits	8,499	7,702	7,101
Other operating expenses	2,531	2,442	2,455
Operating expenses	11,030	10,144	9,556
Operating income	$4,365	$3,945	$3,089
Operating income margin	28.4%	28.0%	24.4%
Revenue
Revenue in the Risk and Insurance Services segment increased $1.3 billion, or 9%, to $15.4 billion in 2024, compared to $14.1 billion in 2023. Revenue increased 8% on an underlying basis and 2% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. Interest earned on fiduciary funds increased $44 million to $497 million in 2024, compared to $453 million in 2023, due to higher average interest rates compared to the prior year.
In Risk and Insurance Services, underlying revenue growth in 2024 was driven by strong retention and new business growth at Marsh and Guy Carpenter. Results also benefited from continued economic growth in most major markets and inflation.
Marsh's revenue increased $1.2 billion, or 10%, to $12.5 billion in 2024, compared to $11.4 billion in 2023. This reflects an increase of 7% on an underlying basis and 3% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. U.S./Canada rose 7% on an underlying basis. Total International produced underlying revenue growth of 8%, reflecting growth of 10% in Latin America, 8% in EMEA and 6% in Asia Pacific.
Guy Carpenter's revenue increased $104 million, or 5%, to $2.4 billion in 2024, compared to $2.3 billion in 2023. This reflects an increase of 8% on an underlying basis, partially offset by a decrease of 3% from acquisitions.
At Guy Carpenter, underlying revenue growth in 2024 was driven by growth across all regions and global specialties. Revenue in 2023 includes a gain from a legal settlement with a competitor for $58 million, excluding legal fees of approximately $10 million.
Risk and Insurance Services segment completed 10 acquisitions in 2024. Information regarding these acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $886 million, or 9%, to $11.0 billion in 2024, compared to $10.1 billion in 2023. Expenses reflect a 3% increase from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation.
Expenses in 2024 increased primarily due to compensation and benefits driven by higher base salaries and incentive compensation.
In 2024, the Company incurred a total of $148 million of restructuring costs in Risk and Insurance Services, compared to $177 million in 2023, primarily related to activities initiated in the fourth quarter of 2022, focused on workforce actions, rationalization of technology and functional services, and reductions in real estate.

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
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily life, health and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined benefit and contribution administration services consists principally of fees based on assets under management or administration. For a majority of the Mercer-managed investment funds, revenue is recorded on a gross basis with sub-advisor fees included in other operating expenses.
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
The results of operations for the Consulting segment are as follows:

(In millions, except percentages)	2024	2023	2022
Revenue	$9,133	$8,709	$8,139
Compensation and benefits	5,358	5,249	4,827
Other operating expenses	2,005	1,794	1,759
Operating expenses	7,363	7,043	6,586
Operating income	$1,770	$1,666	$1,553
Operating income margin	19.4%	19.1%	19.1%
Revenue
Consulting revenue increased $424 million, or 5%, to $9.1 billion in 2024, compared to $8.7 billion in 2023. This reflects an increase of 6% on an underlying basis.
In Consulting, underlying revenue growth in 2024 was driven by both Mercer and Oliver Wyman Group.
Mercer's revenue increased $156 million, or 3%, to $5.7 billion in 2024, compared to $5.6 billion in 2023. This reflects an increase of 5% on an underlying basis, partially offset by a decrease of 2% from dispositions and 1% from the impact of foreign currency translation. On an underlying basis, revenue increased 8% for Health, and 4% for each of Career and Wealth, as compared to the prior year.
Underlying revenue growth at Mercer was driven by continued strong growth in Health and solid growth in Career and Wealth. Health reflected growth across all regions. Wealth growth was driven by both investment management and defined benefits consulting. The increase in investment management was driven by positive net flows and the impact of capital markets. Career revenue benefited from continued strong growth in talent and rewards surveys and products.
Revenue in 2024 includes a net gain of $35 million from the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses.
Oliver Wyman Group's revenue increased $268 million, or 9%, to $3.4 billion in 2024, compared to $3.1 billion in 2023. This reflects an increase of 6% on an underlying basis and 3% from acquisitions.
The increase in underlying revenue growth at Oliver Wyman Group in 2024 was primarily driven by the Middle East and Asia. Revenue in 2024 includes a gain of $20 million from the sale of the Celent advisory business.
The Consulting segment completed 7 acquisitions in 2024. Information regarding these acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Operating Expenses
In the Consulting segment, expenses increased $320 million, or 5%, to $7.4 billion in 2024, compared to $7.0 billion in 2023. Expenses reflect a decrease of 1% primarily from dispositions.
Expenses in 2024 increased primarily due to compensation and benefits driven by higher base salaries and incentive compensation, offset by a decrease from dispositions primarily related to the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses. Expenses in 2023 included a benefit of $51 million of insurance and indemnity recoveries for a legacy JLT E&O matter relating to suitability of advice provided to individuals for defined benefit pension transfers in the U.K.
In 2024, the Company incurred $79 million of total restructuring costs in the Consulting segment, compared to $62 million in the prior year, primarily related to the Company's activities initiated in the fourth quarter of 2022, focused on workforce actions, rationalization of technology and functional services, and reductions in real estate.
Corporate and Other
Corporate expenses decreased $11 million, or 3%, to $318 million in 2024, compared to $329 million in 2023, reflecting primarily lower restructuring costs in the current year.
Interest Income
Interest income was $83 million in 2024, compared to $78 million in 2023. Interest income increased $5 million in 2024, due to higher average corporate funds compared to the prior year.
Interest Expense
Interest expense was $700 million in 2024, compared to $578 million in 2023. Interest expense increased $122 million in 2024, reflecting higher levels of debt from new debt issuances and higher interest rates compared to the prior year. Interest expense in 2024 includes $26 million of financing costs, primarily related to customary upfront fees for the Commitment Letter.
Investment Income
The caption "Investment income" in the consolidated statements of income comprises realized and unrealized gains and losses from investments. It includes, when applicable, other than temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on its investments in private equity funds. The Company's investments may include direct investments in insurance, consulting or other strategically linked companies and investments in private equity funds. The Company recorded net investment income of $12 million in 2024, compared to $5 million in 2023. The increase in 2024 is primarily driven by higher mark-to-market gains from the Company's investments compared to the prior year.
Income and Other Taxes
The Company's consolidated effective tax rate for 2024 and 2023 was 24.9% and 24.3%, respectively.
The tax rates in both years reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, return to provision adjustments, and valuation allowances for certain tax credits. The 2024 effective tax rate reflects the full impact of the previously enacted change in the U.K. corporate income tax rate from 19% to 25%, which was effective April 1, 2023. The blended U.K. statutory tax rate for 2023 was 23.5%.
In 2023, the Company released valuation allowances related to its non-U.S. operations. Management determined that there was sufficient positive evidence to conclude that it was more likely than not that deferred tax assets were realizable, primarily due to the sustained profitability of its operations. The release of valuation allowances resulted in a decrease to tax expense of $94 million in 2023.
The effective tax rate may vary significantly from period to period. The effective tax rate is sensitive to the geographic mix of earnings and the cost to repatriate the Company's earnings, which may result in higher or lower effective tax rates. Therefore, a shift in the mix of profits among jurisdictions, or changes in the Company's repatriation strategy to access offshore cash, can affect the effective tax rate. In 2024, pre-tax income in the U.K., Canada, Ireland, India, Bermuda, Germany, Australia, United Arab Emirates, Japan, and Singapore accounted for approximately 65% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 25.0%, 28.0%, 16.3%, 27.9%, 0.0%, 30.9%, 36.7%, 17.6%, 38.2%, and 18.0%, respectively.
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
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development's ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-U.S. jurisdictions where the Company operates, including the U.K. and Ireland. This minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company continues to monitor legislative developments, as well as additional guidance from countries that have enacted Pillar Two legislation and will ensure it complies with any changes.
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
Changes to the U.S. tax law in recent years have allowed the Company to repatriate foreign earnings without incurring additional U.S. federal income tax costs as foreign income is generally already taxed in the U.S. However, permanent reinvestment continues to be a component of the Company's global capital strategy. The Company continues to evaluate its global investment and repatriation strategy considering its capital requirements and potential costs of repatriation, which are generally limited to local country withholding taxes.

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to shareholders, repurchase its shares and pay corporate expenses. The Company can also provide financial support to its operating subsidiaries for acquisitions, investments and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed below in the Financing Cash Flows section.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At December 31, 2024, the Company had approximately $1.4 billion of cash and cash equivalents in its foreign operations, which includes $428 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
In 2024, the Company recorded foreign currency translation adjustments which decreased net equity by $569 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash and cash equivalents on our consolidated balance sheets includes funds available for general corporate purposes. Fiduciary assets are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Fiduciary assets cannot be used for general corporate purposes and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company provided $4.3 billion of cash from operations both in 2024 and in 2023. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension contributions. The Company used cash of $270 million and $271 million related to its restructuring activities in 2024 and 2023, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. In 2024, the Company contributed $34 million to its U.S. defined benefit pension plans and $59 million to its non-U.S. defined benefit pension plans. In 2023, the Company contributed $33 million to its U.S. defined benefit pension plans and $78 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. In 2024, the Company made contributions of $32 million to its non-qualified plans and expects to contribute approximately $35 million in 2025. The Company also made required contributions of $2 million to its U.S. qualified plans in 2024. In 2025, the Company is expected to be required to make contributions totaling $2 million to its U.S. qualified plans.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 78% of non-U.S. plan assets at December 31, 2024. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements in accordance with U.S. GAAP.
In the U.K., the assumptions used to determine pension contributions are the result of legally prescribed negotiations between the Company and the plans' trustee that typically occur every three years in conjunction with the actuarial valuation of the plans. Currently, this results in a lower funded status compared to U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.

In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created (referred to as the "JLT section").
The Company contributed $21 million to its U.K. plans, including the JLT section, in 2024. The Company's contributions to its U.K. plans, including the JLT section, for 2025 are expected to be approximately $1 million. The Company made deficit contributions of $20 million to the JLT section in 2024 and is not required to make any deficit contributions to the JLT section in 2025.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is at the earliest required until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $566 million) over a seven-year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
The Company expects to contribute approximately $43 million to its non-U.S. defined benefit plans in 2025, comprising approximately of $1 million to the U.K. plans and $42 million to plans outside of the U.K.
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets, and changes in the discount rate, as well as the amount of Company contributions, if any. Unrecognized actuarial losses as of December 31, 2024, were approximately $1.4 billion and $3.5 billion for the U.S. plans and non-U.S. plans, respectively, compared with losses of $1.3 billion and $3.2 billion at December 31, 2023. The increase in the U.S. is primarily due to lower than expected returns on plan assets. The increase in the non-U.S. plans is primarily due to lower than expected returns on plan assets partly offset by increases in the discount rates used to measure plan liabilities and the impact of foreign exchange. In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities for the Company's U.S. and U.K. plans increased in 2024, decreased in 2023 and increased in 2022. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. In 2024, the Company's defined benefit pension plan assets had gains of 2.2% and losses of 5.0% in the U.S. and U.K., respectively, as compared to gains of 9.3% and 4.1% in the U.S. and U.K., respectively, in 2023.
Overall, based on the measurement at December 31, 2024, net benefit credits related to the Company’s defined benefit pension plans are expected to be lower by $69 million in 2025, compared to 2024. The decrease is primarily due to lower expected return on assets and higher recognized actuarial loss.
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
Financing Cash Flows
Net cash provided by financing activities was $4.5 billion in 2024, compared with $1.1 billion used by financing activities in 2023.
Credit Facilities
In October 2023, the Company increased its multi-currency unsecured five-year revolving credit facility (the "Credit Facility") capacity to $3.5 billion from $2.8 billion and extended the expiration to October 2028. The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating. In the second quarter of 2023, the Credit Facility was amended that borrowings under the Credit Facility bear interest at a rate per annum equal, at the Company's option, either at (a) Securities Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.

The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At December 31, 2024 and 2023, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility (the "Uncommitted Credit Facility"). There were no borrowings outstanding under the Uncommitted Credit Facility at December 31, 2023.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $123 million at December 31, 2024, and $113 million at December 31, 2023. There were no outstanding borrowings under these facilities at December 31, 2024 and 2023.
The Company has outstanding guarantees and letters of credit with various banks aggregating $163 million and $139 million at December 31, 2024 and 2023, respectively.
Debt
The Company has a short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. In November 2023, the Company increased its short-term commercial paper financing program (the "Program") to $3.5 billion from $2.8 billion. The Company did not have any commercial paper outstanding at December 31, 2024 and 2023.
In November 2024, the Company issued $7.25 billion in senior notes as follows:
•$950 million 4.550% senior notes due 2027;
•$1 billion 4.650% senior notes due 2030;
•$1 billion 4.850% senior notes due 2031;
•$2 billion 5.000% senior notes due 2035;
•$500 million 5.350% senior notes due 2044;
•$1.5 billion 5.400% senior notes due 2055; and
•$300 million floating rate senior notes due 2027 (the "Floating Notes")
collectively referred to as the "November 2024 Notes".
For the Floating Notes, interest is calculated based on a compounded SOFR benchmark rate plus 0.700%.
The Company used the net proceeds from the November 2024 Notes offering to fund, in part, the McGriff Transaction, including the payment of related fees and expenses, as well as for general corporate purposes.
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
Bridge Loan Commitment Letter
In connection with the McGriff Transaction, on September 29, 2024, the Company entered into a Commitment Letter to provide the Company with a Bridge Loan Facility. The Company paid approximately $23 million of customary upfront fees related to the Commitment Letter, amortized as interest expense. On November 8, 2024, the Company terminated the Commitment Letter. The Bridge Loan Facility agreement is discussed in more detail in Note 13, Debt, in the notes to the consolidated financial statements.

Share Repurchases
In 2024, the Company repurchased 4.3 million shares of its common stock for $900 million. At December 31, 2024, the Company remained authorized by the Board of Directors to repurchase up to approximately $2.3 billion in shares of its common stock. There is no time limit on this authorization. In 2023, the Company repurchased 6.4 million shares of its common stock for $1.15 billion.
Dividends
The Company paid dividends on its common stock shares of $1.5 billion ($3.05 per share) in 2024, as compared with $1.3 billion ($2.60 per share) in 2023.
In January 2025, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in February 2025.
Contingent Payments Related To Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating:
Contingent consideration payments for prior year acquisitions	$(92)	$(41)	$(38)
Receipt of contingent consideration for dispositions	—	1	—
Acquisition/disposition related net charges for adjustments	15	29	49
Adjustments and payments related to contingent consideration	$(77)	$(11)	$11
Financing:
Contingent consideration for prior year acquisitions	$(74)	$(135)	$(32)
Deferred consideration for prior year acquisitions	(39)	(67)	(126)
Payments of deferred and contingent consideration for acquisitions	$(113)	$(202)	$(158)

Receipt of contingent consideration for dispositions	$1	$2	$3
For acquisitions completed in 2024, and in prior years, remaining estimated future contingent payments of $161 million, and deferred consideration payments of $179 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheets at December 31, 2024.
Derivatives - Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program, the Company designated its €1.1 billion senior note debt instruments ("Euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in accumulated other comprehensive loss in the consolidated balance sheets.
The U.S. dollar value of the Euro notes decreased by $75 million in 2024 due to change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the year ended December 31, 2024.
Purchase of remaining non-controlling interest
In the second quarter of 2023, the Company purchased the remaining interest in a subsidiary for $139 million.

Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, fiduciary assets are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $411 million in 2024 and a decrease of $255 million in 2023 related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $8.8 billion in 2024, compared with $1.4 billion used for investing activities in 2023.
The Company paid $8.5 billion and $976 million, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions in 2024 and 2023, respectively. The outflow of funds in 2024 related primarily to the acquisition of McGriff, where the Company paid $7.0 billion in cash consideration. The remaining outflow of funds in 2024 related primarily to the acquisitions of Cardano, the Horton Group, and Fisher Brown Bottrell Insurance Inc., for $466 million, $384 million and $321 million, respectively. The outflow of funds in 2023 related primarily to the acquisitions of Honan Insurance Group, Graham Company and Westpac for $358 million, $307 million, and $232 million, respectively.
In 2024, the Company received cash proceeds from dispositions of $135 million, partially offset by $46 million primarily related to cash and cash equivalents held in fiduciary capacity in the disposed businesses. The Company sold its Mercer U.K. pension administration and U.S. health and benefits administration businesses on January 1, 2024, for approximately $120 million, comprised of cash proceeds of $30 million and deferred consideration of $90 million. The Company received $78 million of deferred consideration in 2024.
In connection with the disposition of Mercer's U.S. affinity business in 2022, the Company transferred to the buyer an additional $24 million of cash and cash equivalents held in a fiduciary capacity in 2023.
The Company’s additions to fixed assets and capitalized software, which amounted to $316 million in 2024 and $416 million in 2023, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash used for long-term investments in 2024 is primarily due to an investment in a unit trust fund. At December 31, 2024, the Company has commitments for potential future investments of approximately $117 million in private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by type at December 31, 2024:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$519	$519	$—	$—	$—
Long-term debt	19,594	—	2,463	1,545	15,586
Interest on long-term debt	13,859	879	1,761	1,590	9,629
Net operating leases	2,186	382	668	436	700
Service agreements	540	334	157	47	2
Other long-term obligations (a)	429	106	292	29	2
Total	$37,127	$2,220	$5,341	$3,647	$25,919
(a)Primarily reflects future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $112 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $54 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act ("TCJA") of $48 million, which will be paid in installments from 2025 through 2026.

Management’s Discussion of Critical Accounting Estimates
Management makes estimates and judgments that affect reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management considers the following policies to be critical to understanding the Company’s financial statements because their application places the most significant demands on management’s judgment and requires management to make estimates about the effect of matters that are inherently uncertain. Actual results may differ from those estimates.
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

The long-term rate of return on plan assets assumption is determined for each plan based on the facts and circumstances that exist as of the measurement date, and the specific portfolio mix of each plan’s assets. The Company utilizes a model developed by Mercer, a subsidiary of the Company, to assist in the determination of this assumption. The model takes into account several factors, including: actual and target portfolio allocation, investment, administrative and trading expenses incurred directly by the plan trust, historical portfolio performance, relevant forward-looking economic analysis, and expected returns, variances and correlations for different asset classes. These measures are used to determine probabilities using standard statistical techniques to calculate a range of expected returns on the portfolio.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At the end of 2024, the actual allocation for the U.S. plans was 51% equities and equity alternatives and 49% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 78% of non-U.S. plan assets, is 12% equities and equity alternatives and 88% fixed income. At the end of 2024, the actual allocation for the U.K. plans was 12% equities and equity alternatives and 88% fixed income.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration. In the U.K., the plan duration is reflected using the Mercer yield curve.
The following table shows the weighted average assumed rate of return and the discount rate at the December 31, 2024 measurement date used to measure pension expense in 2025 for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed rate of return on plan assets	5.43%	6.50%	4.92%
Discount rate	5.36%	5.76%	5.09%
Holding all other assumptions constant, a 0.5 percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic benefit (credit) cost for the U.S. and U.K. plans, which together comprise approximately 83% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions)	U.S.	U.K.	U.S.	U.K.
Assumed rate of return on plan assets	$(23)	$(43)	$23	$43
Discount rate	$—	$3	$—	$—
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

In 2024, the Company performed a qualitative impairment assessment. As part of its assessment, the Company considered numerous factors, including:
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
The Company completed its qualitative assessment in the third quarter of 2024, updated for significant considerations at year-end, and concluded that goodwill was not impaired.
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
The Company had the following investments subject to variable interest rates:

For the Years Ended December 31,
(In millions)	2024	2023
Cash and cash equivalents	$2,398	$3,358
Cash and cash equivalents held in a fiduciary capacity	$11,276	$10,794
Based on the above balances at December 31, 2024, if short-term interest rates increased or decreased by 10%, or 41 basis points for the year 2025, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $56 million. At December 31, 2023, a change in short-term interest rates of 10%, or 47 basis points, would have increased or decreased interest income by approximately $66 million. The change in interest rate risk at December 31, 2024 is due to lower interest rates compared to the prior year.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension cost. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic cost for 2025 are discussed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Discussion of Critical Accounting Policies and Estimates - Retirement Benefits" section included in this report.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2024, the Company estimates net operating income would increase or decrease by approximately $93 million. The corresponding increase or decrease in net operating income in 2023 was estimated at $80 million.
The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments in both public and private companies as well as private equity funds, including investments of approximately $19 million that are valued using readily determinable fair values and approximately $16 million of investments without readily determinable fair values. The Company also has investments of approximately $257 million that are accounted for using the equity method. The Company's investments are subject to risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. Refer to Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements included in this report.

Item 8.    Financial Statements and Supplementary Data.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenue	$24,458	$22,736	$20,720
Expense:
Compensation and benefits	13,996	13,099	12,071
Other operating expenses	4,645	4,355	4,369
Operating expenses	18,641	17,454	16,440
Operating income	5,817	5,282	4,280
Other net benefits credits	268	239	235
Interest income	83	78	15
Interest expense	(700)	(578)	(469)
Investment income	12	5	21
Income before income taxes	5,480	5,026	4,082
Income tax expense	1,363	1,224	995
Net income before non-controlling interests	4,117	3,802	3,087
Less: Net income attributable to non-controlling interests	57	46	37
Net income attributable to the Company	$4,060	$3,756	$3,050
Net income per share attributable to the Company
– Basic	$8.26	$7.60	$6.11
– Diluted	$8.18	$7.53	$6.04
Average number of shares outstanding
– Basic	492	494	499
– Diluted	496	499	505
Shares outstanding at December 31,	491	492	495
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2024	2023	2022
Net income before non-controlling interests	$4,117	$3,802	$3,087
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(613)	389	(1,198)
(Loss) gain related to pension and post-retirement plans	(400)	(503)	641
Other comprehensive (loss) income, before tax	(1,013)	(114)	(557)
Income tax (credit) expense on other comprehensive (loss) income	(68)	(133)	182
Other comprehensive (loss) income, net of tax	(945)	19	(739)
Comprehensive income	3,172	3,821	2,348
Less: Comprehensive income attributable to non-controlling interests	57	46	37
Comprehensive income attributable to the Company	$3,115	$3,775	$2,311
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,398	$3,358
Cash and cash equivalents held in a fiduciary capacity	11,276	10,794
Receivables
Commissions and fees	6,533	5,806
Advanced premiums and claims	84	103
Other	706	660
	7,323	6,569
Less – allowance for credit losses	(167)	(151)
Net receivables	7,156	6,418
Other current assets	1,287	1,178
Total current assets	22,117	21,748
Goodwill	23,306	17,231
Other intangible assets	4,820	2,630
Fixed assets, net	859	882
Pension related assets	1,914	2,051
Right of use assets	1,498	1,541
Deferred tax assets	237	357
Other assets	1,730	1,590
	$56,481	$48,030
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$519	$1,619
Accounts payable and accrued liabilities	3,402	3,403
Accrued compensation and employee benefits	3,620	3,346
Current lease liabilities	325	312
Accrued income taxes	376	321
Fiduciary liabilities	11,276	10,794
Total current liabilities	19,518	19,795

Long-term debt	19,428	11,844
Pension, post-retirement and post-employment benefits	840	779
Long-term lease liabilities	1,590	1,661
Liability for errors and omissions	305	314
Other liabilities	1,265	1,267
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at December 31, 2024 and 2023	561	561
Additional paid-in capital	1,370	1,242
Retained earnings	25,306	22,759
Accumulated other comprehensive loss	(6,240)	(5,295)
Non-controlling interests	193	179
	21,190	19,446
Less – treasury shares, at cost, 69,239,488 shares at December 31, 2024 and 68,635,498 shares at December 31, 2023	(7,655)	(7,076)
Total equity	13,535	12,370
	$56,481	$48,030
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating cash flows:
Net income before non-controlling interests	$4,117	$3,802	$3,087
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	369	370	381
Amortization of intangible assets	377	343	338
Non-cash lease expense	280	288	404
Adjustments and payments related to contingent consideration assets and liabilities	(77)	(11)	11
Deconsolidation of Russian businesses	—	—	39
Gain on consolidation of entity	—	—	(2)
Net (gain) on investments	(9)	(5)	(21)
Net (gain) loss on disposition of assets	(48)	16	(127)
Share-based compensation expense	368	363	367
Changes in assets and liabilities:
Net receivables	(467)	(467)	(492)
Other assets	(217)	(154)	(122)
Accrued compensation and employee benefits	92	195	171
Provision for taxes, net of payments and refunds	123	105	(54)
Contributions to pension and other benefit plans in excess of current year credit	(352)	(335)	(385)
Other liabilities	55	64	193
Operating lease liabilities	(309)	(316)	(323)
Net cash provided by operations	4,302	4,258	3,465
Financing cash flows:
Purchase of treasury shares	(900)	(1,150)	(1,950)
Issuance of commercial paper with maturity greater than 90 days	—	146	—
Repayment of commercial paper with maturity greater than 90 days	—	(146)	—
Proceeds from issuance of debt	8,170	2,169	984
Repayments of debt	(1,617)	(266)	(365)
Payment of bridge loan commitment fees	(23)	—	—
Purchase of non-controlling interests	(7)	(139)	(7)
Shares withheld for taxes on vested units – treasury shares	(180)	(148)	(198)
Issuance of common stock from treasury shares	264	199	126
Payments of deferred and contingent consideration for acquisitions	(113)	(202)	(158)
Receipts of deferred and contingent consideration for dispositions	3	2	3
Distributions of non-controlling interests	(40)	(31)	(27)
Dividends paid	(1,513)	(1,298)	(1,138)
Change in fiduciary liabilities	411	(255)	1,684
Net cash provided by (used for) financing activities	4,455	(1,119)	(1,046)
Investing cash flows:
Capital expenditures	(316)	(416)	(470)
Purchases of long-term investments	(108)	(57)	(22)
Sales of long-term investments	55	38	86
Dispositions	89	(17)	119
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(8,542)	(976)	(572)
Other, net	1	11	9
Net cash used for investing activities	(8,821)	(1,417)	(850)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(414)	328	(841)
Decrease in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(478)	2,050	728
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of year	14,152	12,102	11,374
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of year	$13,674	$14,152	$12,102

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at December 31,	2024	2023	2022
(In millions)
Cash and cash equivalents	$2,398	$3,358	$1,442
Cash and cash equivalents held in a fiduciary capacity	11,276	10,794	10,660
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$13,674	$14,152	$12,102
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,242	$1,179	$1,112
Change in accrued stock compensation costs	38	56	(2)
Issuance of shares under stock compensation plans and employee stock purchase plans	94	75	80
Purchase of non-controlling interest	(4)	(68)	—
Other	—	—	(11)
Balance, end of year	$1,370	$1,242	$1,179
RETAINED EARNINGS
Balance, beginning of year	$22,759	$20,301	$18,389
Net income attributable to the Company	4,060	3,756	3,050
Dividend equivalents declared and paid – (per share amounts: $3.05 in 2024, $2.60 in 2023, and $2.25 in 2022)	(14)	(13)	(13)
Dividends declared and paid – (per share amounts: $3.05 in 2024, $2.60 in 2023, and $2.25 in 2022)	(1,499)	(1,285)	(1,125)
Balance, end of year	$25,306	$22,759	$20,301
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(5,295)	$(5,314)	$(4,575)
Other comprehensive (loss) income, net of tax	(945)	19	(739)
Balance, end of year	$(6,240)	$(5,295)	$(5,314)
TREASURY SHARES
Balance, beginning of year	$(7,076)	$(6,207)	$(4,478)
Issuance of shares under stock compensation plans and employee stock purchase plans	322	286	221
Purchase of treasury shares	(901)	(1,155)	(1,950)
Balance, end of year	$(7,655)	$(7,076)	$(6,207)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$179	$229	$213
Net income attributable to non-controlling interests	57	46	37
Net non-controlling interests (disposed) acquired	(7)	(70)	7
Distributions and other changes	(36)	(26)	(28)
Balance, end of year	$193	$179	$229
TOTAL EQUITY	$13,535	$12,370	$10,749
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
Acquisition of McGriff
On November 15, 2024, the Company completed the acquisition of McGriff Insurance Services, LLC ("McGriff"), an affiliate of TIH Insurance Holdings (the "McGriff Transaction").
McGriff's results of operations for the period November 15, 2024 through December 31, 2024 were included in the Company’s results of operations for 2024. As of November 15, 2024, the historical McGriff business was combined into the Company's operations included in Marsh, in the Risk and Insurance Services reporting segment, and the Company assumed the assets and legal liabilities of McGriff.
Principles of Consolidation: The accompanied consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States (U.S.). The consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.
Revenue: The Company provides detailed discussion regarding its revenue policies in Note 2, Revenue.
Cash and Cash Equivalents: Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At December 31, 2024, the Company maintained $455 million compared to $486 million at December 31, 2023 related to these regulatory requirements.
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

The components of fixed assets are as follows:

December 31,
(In millions)	2024	2023
Furniture and equipment	$696	$776
Land and buildings	364	360
Leasehold and building improvements	1,337	1,308
	2,397	2,444
Less: accumulated depreciation and amortization	(1,538)	(1,562)
Fixed assets, net	$859	$882
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
In 2024, the Company recorded net investment income of $12 million, compared to $5 million in 2023, and $21 million in 2022.
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
Other intangible assets, which primarily consist of acquired customer lists that are not deemed to have an indefinite life, are amortized over their estimated lives, typically ranging from 10 to 15 years, and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. The Company had no indefinite lived identified intangible assets at December 31, 2024 and 2023.
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
Leases are negotiated with third-parties and, in some instances, contain renewal, expansion and termination options. The Company also sub-leases certain office facilities to third-parties when the Company no longer utilizes the space. In addition to the base rental costs, the Company's lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. A portion of the Company's real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index ("CPI") as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred. Approximately 98% of the Company's lease obligations are for the use of office space. All of the Company's material leases are operating leases.
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead account as a single lease component. The Company has also elected not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. Refer to Note 12, Leases for additional information.
Capitalized Software Costs: The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $474 million and $519 million, net of accumulated amortization of $2.1 billion and $2 billion at December 31, 2024 and 2023, respectively, are included in other assets in the consolidated balance sheets.
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
At December 31, 2024, the Company’s liability for E&O was $391 million, compared to $385 million at December 31, 2023, of which $86 million and $71 million, respectively, were current liabilities and included in accounts payable and accrued liabilities in the consolidated balance sheets. In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection in accordance with the Company’s various insurance programs.
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

Basic and Diluted EPS Calculation
(In millions, except per share data)	2024	2023	2022
Net income before non-controlling interests	$4,117	$3,802	$3,087
Less: Net income attributable to non-controlling interests	57	46	37
Net income attributable to the Company	$4,060	$3,756	$3,050
Basic weighted average common shares outstanding	492	494	499
Dilutive effect of potentially issuable common shares	4	5	6
Diluted weighted average common shares outstanding	496	499	505
Average stock price used to calculate common stock equivalents	$212.26	$182.30	$160.39

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
Risk and Insurance Services revenue includes interest on fiduciary assets of $497 million, $453 million and $120 million in 2024, 2023 and 2022, respectively.
Net uncollected premiums and claims and the related payables were $15.1 billion and $13.8 billion at December 31, 2024 and 2023, respectively. The increase reflects $465 million related to the acquisition of McGriff. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including from the multiple major wars and global conflicts, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premiums rates to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.

New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted:
In November 2024, the FASB issued an accounting standard update on the disaggregated disclosure of income statement expenses. The new guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new guidance will be applied prospectively with the option for retrospective application. The Company is currently evaluating the guidance and expects it to only impact disclosures with no impact to results of operations, cash flows, or financial condition.
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
New Accounting Pronouncement Adopted Effective December 31, 2024:
In November 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standard update on segment reporting. The new guidance: (1) introduces a requirement to disclose significant segment expenses regularly provided to the chief operating decision maker ("CODM"), (2) extends certain annual disclosures to interim periods, (3) clarifies disclosure requirements for single reportable segment entities, (4) permits more than one measure of segment profit or loss to be reported under certain conditions, and (5) requires disclosure of the title and position of the CODM. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance applies retrospectively to all periods presented in the financial statements. The Company adopted the new standard effective December 31, 2024, which impacted disclosures only, with no impact to results of operations, cash flows, or financial condition.

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
Risk and Insurance Services
Risk and Insurance Services revenue reflects compensation for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend on a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. For the majority of the insurance and reinsurance brokerage arrangements, advice and services provided which culminate in the placement of an effective policy are considered a single performance obligation. Arrangements with clients may include the placement of a single policy (single performance obligation), multiple policies or a combination of policy placements and other services. Consideration related to such "bundled arrangements" is allocated to the individual performance obligations based on their stand alone selling price (multiple performance obligations). Revenue for policy placement is generally recognized on the policy effective date, at which point control over the services provided by the Company has transferred to the client and the client has accepted the services. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required and service provided by the Company and ultimately, the extent of the risk placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients. Fees for non-risk transfer services provided to clients are recognized over time in the period the services are provided, using a proportional performance model, primarily based on input measures. Revenue is typically recognized over time using an input measure of time expended to date relative to total estimated time to be incurred at project completion. Incurred hours represent services rendered and thereby faithfully depicts the transfer of control to the customer.
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
In addition to compensation from its clients, Marsh also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate); and insurer revenue, paid by insurers based on factors such as volume or profitability of Marsh's placements primarily in Marsh McLennan Agency ("MMA") and parts of Marsh's international operations. Revenue for contingent commissions from insurers is recorded at a point in time, estimated based on historical evidence of the achievement of the respective contingent metrics and recorded as the underlying policies that contribute to the achievement of the metric are placed. Due to the uncertainty of the amount of contingent consideration that will be received, the estimated revenue is constrained to an amount that is probable to not have a significant negative adjustment. Contingent consideration is generally received in the first quarter of the subsequent year.

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
Consulting
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily health, life and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined benefit and contribution administration services consists principally of fees based on assets under delegated management or administration. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported on a gross basis rather than a net basis, with the sub-advisor fees included in other operating exepnses.
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
Health brokerage and consulting services are components of both Marsh, which includes MMA, and Mercer, with approximately 54% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.

The following table disaggregates various components of the Company's revenue:

For the Years Ended December 31,
(In millions)	2024	2023	2022
Marsh:
EMEA	$3,530	$3,262	$2,997
Asia Pacific	1,414	1,295	1,215
Latin America	575	559	502
Total International	5,519	5,116	4,714
U.S./Canada	7,017	6,262	5,791
Total Marsh	12,536	11,378	10,505
Guy Carpenter (a)	2,362	2,258	2,020
Subtotal	14,898	13,636	12,525
Fiduciary interest income	497	453	120
Total Risk and Insurance Services	$15,395	$14,089	$12,645

Mercer:
Wealth (b) (c)	$2,584	$2,507	$2,366
Health (b) (d)	2,100	2,061	2,017
Career	1,059	1,019	962
Total Mercer	5,743	5,587	5,345
Oliver Wyman Group (e)	3,390	3,122	2,794
Total Consulting	$9,133	$8,709	$8,139
(a)Revenue in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees.
(b)Revenue in 2024 includes a net gain of $35 million from the sale of the U.K. pension administration and U.S.health and benefits administration businesses, that comprised of a $70 million gain in Wealth, offset by a $35 million loss in Health.
(c)Revenue in 2023 includes the loss on sale of an individual financial advisory business in Canada of $17 million.
(d)Revenue in 2022 includes a net gain from the sale of the Mercer U.S. affinity business of $112 million.
(e)Revenue in 2024 includes a gain of $20 million from the sale of a business in Oliver Wyman Group.
The following table provides contract assets and contract liabilities information from contracts with customers:

December 31, (In millions)	2024	2023	2022
Contract assets	$473	$357	$335
Contract liabilities	$866	$869	$837
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

Details of the change in Contract Assets and Contract Liabilities for 2024 and 2023 are as follows:

For the Years Ended December 31,
(In millions)	2024	2023
Contract Assets
Balance at January 1,	$357	$335
Additions (a)	963	825
Transfers to accounts receivable (b)	(844)	(805)
Effect of foreign exchange rate changes	(3)	2
Balance at December 31,	$473	$357

Contract Liabilities
Balance at January 1,	$869	$837
Cash received for performance obligations not yet fulfilled	847	822
Revenue recognized	(835)	(799)
Effect of foreign exchange rate changes	(15)	9
Balance at December 31,	$866	$869
(a)Includes $69 million from the acquisition of McGriff in 2024.
(b)Amounts transferred to accounts receivable as the rights to bill and collect became unconditional.
The amount of revenue recognized in 2024, 2023 and 2022 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $73 million, $71 million, and $83 million, respectively.
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
In Consulting, the Company incurs fulfillment costs necessary to facilitate the delivery of the contracted services. These costs are capitalized and amortized over the initial contract term plus expected renewal periods.
At December 31, 2024, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $3 million, $396 million and $397 million, respectively. At December 31, 2023, the Company's capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $10 million, $362 million and $370 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheets. The Company recorded compensation and benefits expense of $1.9 billion, $1.8 billion and $1.6 billion for the years ended December 31, 2024, 2023 and 2022, respectively, related to the amortization of these capitalized assets.
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

3.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid:

For the Years Ended December 31,
(In millions)	2024	2023	2022
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$9,724	$1,292	$734
Acquisition-related deposit	—	—	24
Fiduciary liabilities assumed	(421)	(93)	(6)
Liabilities assumed	(571)	(182)	(49)
Non-controlling interests assumed	—	—	(5)
Fair value of previously-held equity method investment	—	—	(6)
Contingent/deferred purchase consideration	(190)	(41)	(120)
Net cash outflow for acquisitions	$8,542	$976	$572

(In millions)	2024	2023	2022
Interest paid	$591	$499	$431
Income taxes paid, net of refunds (a)	$1,239	$1,119	$1,049
(a) Income taxes paid, net of refunds in 2024 include a payment for the purchase of green energy income tax credits which reduced the Company's 2024 income tax liabilities.
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating:
Contingent consideration payments for prior year acquisitions	$(92)	$(41)	$(38)
Receipt of contingent consideration for dispositions	—	1	—
Acquisition/disposition related net charges for adjustments	15	29	49
Adjustments and payments related to contingent consideration	$(77)	$(11)	$11
Financing:
Contingent consideration for prior year acquisitions	$(74)	$(135)	$(32)
Deferred consideration for prior year acquisitions	(39)	(67)	(126)
Payments of deferred and contingent consideration for acquisitions	$(113)	$(202)	$(158)

Receipts of contingent consideration for dispositions	$1	$2	$3
The Company had non-cash issuances of common stock under its share-based payment plan of $333 million, $310 million and $372 million in 2024, 2023 and 2022, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $368 million, $363 million and $367 million in 2024, 2023 and 2022, respectively.

Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses.
An analysis of the allowance for credit losses is provided below:

For the Years Ended December 31,
(In millions)	2024	2023	2022
Balance at January 1,	$151	$160	$166
Provision charged to operations	31	17	17
Accounts written-off, net of recoveries	(14)	(20)	(17)
Effect of exchange rate changes and other	(1)	(6)	(6)
Balance at December 31,	$167	$151	$160
Other
In October 2023, the Company recorded a gain from a legal settlement with a competitor for $58 million, excluding legal fees of approximately $10 million.

4.    Accumulated Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the years ended December 31, 2024 and 2023, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2024	$(3,101)	$(2,194)	$(5,295)
Other comprehensive (loss) before reclassifications	(326)	(638)	(964)
Amounts reclassified from accumulated other comprehensive income	19	—	19
Net current period other comprehensive (loss)	(307)	(638)	(945)
Balance at December 31, 2024	$(3,408)	$(2,832)	$(6,240)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2023	$(2,721)	$(2,593)	$(5,314)
Other comprehensive (loss) income before reclassifications	(394)	399	5
Amounts reclassified from accumulated other comprehensive income	14	—	14
Net current period other comprehensive (loss) income	(380)	399	19
Balance at December 31, 2023	$(3,101)	$(2,194)	$(5,295)
The components of other comprehensive (loss) income for the years ended December 31, 2024, 2023 and 2022 are as follows:

For the Year Ended December 31,	2024
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(613)	$25	$(638)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(1)	—	(1)
Net actuarial losses (a)	25	6	19
Effect of settlement (a)	2	1	1
Subtotal	26	7	19
Net losses arising during period	(520)	(124)	(396)
Foreign currency translation adjustments	92	23	69
Other adjustments	2	1	1
Pension/post-retirement plans (loss)	(400)	(93)	(307)
Other comprehensive (loss)	$(1,013)	$(68)	$(945)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

For the Year Ended December 31,	2023
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$389	$(10)	$399
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(2)	—	(2)
Net actuarial losses (a)	20	5	15
Effect of settlement (a)	2	1	1
Subtotal	20	6	14
Net losses arising during period	(349)	(85)	(264)
Foreign currency translation adjustments	(167)	(42)	(125)
Other adjustments	(7)	(2)	(5)
Pension/post-retirement plans (loss)	(503)	(123)	(380)
Other comprehensive (loss) income	$(114)	$(133)	$19
(a)Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

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
(a)Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.
The components of accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2024	December 31, 2023
Foreign currency translation adjustments (net of deferred tax liability of $23 in 2024 and deferred tax asset of $2 in 2023, respectively)	$(2,832)	$(2,194)
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,558 and $1,463 in 2024 and 2023, respectively)	(3,408)	(3,101)
Total	$(6,240)	$(5,295)

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
The Risk and Insurance Services segment completed 10 acquisitions in 2024:
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
•August – MMA acquired The Horton Group, Inc. (the "Horton Group"), an Illinois-based insurance broker that offers property and casualty insurance, employee benefits consultation, and personal lines coverage to businesses and individuals.
•November – MMA acquired McGriff, a North Carolina-based provider of insurance broking and risk management services.
•December – MMA acquired Acumen Solutions Group, LLC, a New York-based insurance broker offering customized insurance programs to businesses and individuals across the country with specialties in the construction, real estate and aviation industries.
The Consulting segment completed 7 acquisitions in 2024:
•February – Oliver Wyman Group acquired SeaTec Consulting Inc., a Georgia-based firm that provides consulting, engineering, and digital expertise across the aviation, aerospace and defense, and transportation industries.
•March – Mercer acquired Vanguard's Institutional Advisory Services business unit ("Vanguard"), a Pennsylvania-based outsourced chief investment officer ("OCIO") business, that provides investment management services for not-for-profit organizations and other institutional investors in the U.S.; Mercer also acquired The Talent Enterprise, a United Arab Emirates-based psychometric and talent assessment technology company, that provides talent assessment tools and talent capability development solutions. Oliver Wyman Group acquired Innopay NL B.V., a Netherlands-based consultancy firm that delivers strategy, scheme development, and execution in the domain of digital payments, open finance, digital identity and data sharing.
•July – Oliver Wyman Group acquired Veritas Total Solutions, a Texas-based commodity trading advisory firm with expertise in risk, systems, analytics and artificial intelligence.
•October – Mercer acquired hkp///group, a Germany-based human resources and corporate governance consulting firm advising clients throughout Germany and the Netherlands.
•November – Mercer acquired Gerolamo Holding S.À.R.L. (referred to as "Cardano"), a Luxembourg-based pension services, advisory and investment solutions firm, offering a range of fiduciary management, investment advisory services, and liability-driven investing and derivatives solutions to both defined benefit and defined contribution pension schemes in the U.K. and the Netherlands.
Total purchase consideration for acquisitions made in 2024 was $9.4 billion, which consisted of cash paid of $9.2 billion and deferred and estimated contingent purchase consideration of $190 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
In 2024, the Company also paid $39 million of deferred purchase consideration and $166 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2024, based on the estimated fair values for McGriff and other acquisitions as of their respective acquisition dates. Other acquisitions in the table primarily reflect the acquisitions of Cardano, the Horton Group and FBBI.

Acquisitions for the Year Ended December 31, 2024
(In millions)	McGriff	Other	Total
Cash	$7,455	$1,706	$9,161
Estimated fair value of deferred/contingent consideration	—	190	190
Total consideration	$7,455	$1,896	$9,351
Allocation of purchase price:
Cash and cash equivalents	$47	$151	$198
Cash and cash equivalents held in a fiduciary capacity	409	12	421
Net receivables	313	117	430
Other current assets	13	76	89
Goodwill	5,184	1,223	6,407
Other intangible assets	2,142	522	2,664
Fixed assets, net	24	7	31
Right of use assets	76	20	96
Other assets	5	2	7
Total assets acquired	8,213	2,130	10,343
Current liabilities	263	106	369
Fiduciary liabilities	409	12	421
Other liabilities	86	116	202
Total liabilities assumed	758	234	992
Net assets acquired	$7,455	$1,896	$9,351
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
•amounts for deferred tax assets and liabilities pending the finalization of valuations of the assets acquired, liabilities assumed and associated goodwill below; and
•amounts for income tax assets, receivables and liabilities, pending the filing of the acquired companies' pre-acquisition income tax returns and receipt of information from taxing authorities which may change certain estimates and assumptions used.
The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s results of operations.
The following table provides information about other intangible assets acquired in 2024:

Other intangible assets for the Year Ended December 31, 2024	Amount			Weighted Average Amortization Period
(In millions)	McGriff	Other	Total	McGriff	Other
Customer relationships	$2,082	$457	$2,539	14.5 years	12.5 years
Other	60	65	125	2.0 years	4.4 years
Total other intangible assets	$2,142	$522	$2,664
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The following table provides information about the consolidated statements of income for each respective period:

Results For the Year Ended December 31,
(In millions)	2024	2023	2022
Revenue	$451	$152	$58
Operating income (loss)	$34	$24	$(5)
The Company incurred approximately $119 million and $45 million of acquisition and integration related expenses, in 2024 and 2023, respectively.
In 2024, these costs included approximately $63 million of acquisition and retention related costs in connection with the acquisition of McGriff. In 2023, the Company incurred integration costs of $39 million related to the acquisition of Westpac Banking Corporation's ("Westpac") financial advisory business, Advance Asset Management, and the transfer from Westpac of BT Financial Group's personal corporate pension funds to the Mercer Super Trust managed by Mercer Australia (referred to collectively, as the "Westpac Transaction"). The expenses for the Westpac Transaction related primarily to technology, consulting, legal and people related costs.
Acquisition and integration costs are included in other operating expenses in the consolidated statements of income.
Dispositions
On December 31, 2024, the Company sold Oliver Wyman Group's Celent advisory business for approximately $24 million and recorded a gain of $20 million, which is included in revenue in the consolidated statements of income.
In the third quarter of 2024, the Company obtained regulatory approval and completed its definite agreement to exit its businesses in Russia and transfer ownership to local management under an agreement entered into in 2022.
On January 1, 2024, the Company sold its Mercer U.K. pension administration and U.S. health and benefits administration businesses for approximately $120 million and recorded a net gain of $35 million, included in revenue in the consolidated statement of income. As part of the disposition of the businesses, the Company incurred exit costs of $18 million in the first quarter of 2024. These costs are included in expenses in the consolidated statements of income.
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
•April – Mercer acquired Westpac's financial advisory business, Advance Asset Management, and completed the transfer from Westpac of BT Financial Group's personal and corporate pension funds to the Mercer Super Trust managed by Mercer Australia. Oliver Wyman Group acquired the business of Gorman Actuarial, Inc., a Massachusetts-based life and health actuarial consultant business.
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
Total purchase consideration for acquisitions made in 2023 was $1.2 billion, which consisted of cash paid of $1.1 billion and deferred and estimated contingent purchase consideration of $41 million. Contingent purchase consideration arrangements are generally based primarily on EBITDA or revenue targets over a period of 2 to 4 years. The fair value of the contingent purchase consideration was based on projected revenue and earnings of the acquired entities. In 2023, the Company also paid $67 million of deferred purchase consideration and $176 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
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
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company in 2024, 2023 and 2022. In accordance with accounting guidance related to pro-forma disclosures, the information presented for current year acquisitions is as if they occurred on January 1, 2023 and reflects acquisitions made in 2023 as if they occurred on January 1, 2022. The 2022 information includes 2022 acquisitions as if they occurred on January 1, 2021.
The unaudited pro-forma information includes the effects of amortization of acquired intangibles and acquisition related costs in all years. The unaudited pro-forma information presented in the table below also includes adjustments for additional interest expense related to the issuance of debt and bridge financing costs.
The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

For the Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenue	$25,938	$24,723	$21,238
Net income attributable to the Company	$4,119	$3,684	$3,058
Basic net income per share attributable to the Company	$8.37	$7.46	$6.12
Diluted net income per share attributable to the Company	$8.30	$7.39	$6.06
6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. The reporting unit level is defined at the same level as the Company's operating segments. A company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, a company may elect to proceed directly to the quantitative goodwill impairment test. In the third quarter of 2024, the Company completed a qualitative impairment assessment, updated for significant considerations at year-end, and concluded that goodwill was not impaired. As part of its assessment, the Company considered numerous factors, including:
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived identified intangible assets at December 31, 2024 and 2023.

Changes in the carrying amount of goodwill are as follows:

(In millions)	2024	2023
Balance at January 1,	$17,231	$16,251
Goodwill acquired (a)	6,407	813
Other adjustments (b)	(332)	167
Balance at December 31,	$23,306	$17,231
(a)Includes $5.2 billion from the acquisition of McGriff in 2024.
(b)Primarily reflects the impact of foreign exchange.
The goodwill from acquisitions in 2024 and 2023 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained assembled workforce acquired.
The goodwill acquired in 2024 included approximately $1.8 billion and $88 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes. The goodwill acquired in 2023 included approximately $230 million and $12 million in the Risk and Insurance Service and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocable to the Company’s reportable segments at December 31, 2024, is $18.8 billion for Risk and Insurance Services and $4.5 billion for Consulting.
The gross cost and accumulated amortization of other intangible assets at December 31, 2024 and 2023 are as follows:

(In millions)	2024			2023
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships (a)	$6,650	$1,961	$4,689	$4,337	$1,761	$2,576
Other (a) (b)	476	345	131	391	337	54
Other intangible assets	$7,126	$2,306	$4,820	$4,728	$2,098	$2,630
(a)Customer relationships and Other include $2.1 billion and $60 million, respectively, from the acquisition of McGriff in 2024.
(b)Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $377 million, $343 million, and $338 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The estimated future aggregate amortization expense is as follows:

For the Years Ended December 31,
(In millions)	Estimated Expense
2025	$511
2026	488
2027	452
2028	431
2029	417
Subsequent years	2,521
Total future amortization	$4,820

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions)	2024	2023	2022
Income before income taxes:
U.S.	$1,894	$1,823	$1,468
Other	3,586	3,203	2,614
	$5,480	$5,026	$4,082

The expense (benefit) for income taxes is comprised of:
Current –
U.S. Federal	$247	$273	$262
Other national governments	836	838	653
U.S. state and local	123	142	123
	1,206	1,253	1,038
Deferred –
U.S. Federal	53	29	38
Other national governments	84	(73)	(91)
U.S. state and local	20	15	10
	157	(29)	(43)
Total income taxes	$1,363	$1,224	$995
The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions)	2024	2023
Deferred tax assets:
Accrued expenses not currently deductible	$713	$679
Differences related to non-U.S. operations (a)	282	299
Accrued U.S. retirement benefits	149	134
Net operating losses (b)	312	297
Income currently recognized for tax	40	48
Other	40	32
	$1,536	$1,489

Deferred tax liabilities:
Differences related to non-U.S. operations	$588	$586
Depreciation and amortization	616	527
Accrued retirement & post-retirement benefits – non-U.S. operations	374	404
Capitalized expenses currently recognized for tax	133	120
Other	42	38
	$1,753	$1,675
(a)Net of valuation allowances of $75 million in 2024 and $53 million in 2023.
(b)Net of valuation allowances of $69 million in 2024 and 2023.

December 31,
(In millions)	2024	2023
Balance sheet classifications:
Deferred tax assets	$237	$357
Other liabilities	$454	$543
The amount of cumulative undistributed earnings that are indefinitely reinvested in non-U.S. subsidiaries is approximately $860 million at December 31, 2024. While no additional U.S. federal income tax would be required if such earnings were repatriated, additional state and withholding taxes would apply. The amount of these additional taxes is estimated to be approximately $80 million.
Future U.S. federal tax costs related to basis differences in non-U.S. subsidiaries would primarily be realized through the U.S. Global Intangible Low-Taxed Income ("GILTI") minimum tax regime. The Company elected to recognize GILTI tax costs as a period cost and has not provided deferred tax liabilities on these basis differences.
A reconciliation from the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

For the Years Ended December 31,	2024	2023	2022
U.S. Federal statutory rate	21.0%	21.0%	21.0%
U.S. state and local income taxes — net of U.S. Federal income tax benefit	2.1	2.6	2.7
Differences related to non-U.S. operations	2.5	2.2	0.8
Change in valuation allowance	—	(1.4)	(0.1)
Equity compensation	(0.7)	(0.7)	(0.7)
Uncertain tax positions	(0.3)	(0.1)	0.1
Other	0.3	0.7	0.6
Effective tax rate	24.9%	24.3%	24.4%
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
A valuation allowance was recorded to adjust deferred tax assets to the amount that the Company believes is more likely than not to be realized. Valuation allowances had a net increase of $24 million in 2024, and a net decrease of $110 million, and $1 million in 2023, and 2022, respectively. Adjustments of the beginning of the year balances of valuation allowances had no impact to the income tax expense in 2024. Adjustments of the beginning of the year balances of valuation allowances decreased income tax expense by $94 million in 2023 and $5 million in 2022. Approximately 10% of the Company’s net operating loss carryforwards expire from 2025 through 2038, and the remaining 90% are unlimited. The gross deferred tax assets of the potential tax benefit from net operating loss carryforwards at the end of 2024 is primarily comprised of non-U.S. tax benefits of $380 million.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development's ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-U.S. jurisdictions where the Company operates, including the U.K. and Ireland. This minimum tax is treated as a period cost beginning in 2024 and does not have a material impact on the Company's financial results of operations for the current period. The Company continues to monitor legislative developments, as well as additional guidance from countries that have enacted legislation, and will ensure it is compliant with any new developments.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022:

(In millions)	2024	2023	2022
Balance at January 1,	$124	$97	$94
Additions, based on tax positions related to current year	5	6	1
Additions for tax positions of prior years	8	44	15
Reductions for tax positions of prior years	—	(8)	(2)
Settlements	(10)	(8)	(2)
Lapses in statutes of limitations	(15)	(7)	(9)
Balance at December 31,	$112	$124	$97
Of the total unrecognized tax benefits at December 31, 2024, 2023, and 2022, $111 million, $122 million and $94 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties, before any applicable federal benefit, was $45 million at December 31, 2024, and $48 million at December 31, 2023 and 2022.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction, the Company participates in the Internal Revenue Service’s ("IRS") Compliance Assurance Process ("CAP"), which is structured to be, in effect, a real-time audit. In 2024, the IRS concluded its examination of the Company’s 2022 tax return. The IRS CAP Maintenance Audits for tax years 2023 and 2024 are ongoing.
New York is a significant tax jurisdiction for the Company. New York State and New York City have continuing examinations underway in 2024 for various entities covering the years 2015 through 2020. In 2023, the New York State audits for 2013-2014 and the New York City audits for 2010-2014 were finalized. The New York State audits for 2010-2012 were finalized in 2022.
We conduct business through multiple legal entities in significant jurisdictions outside the U.S. Separate audits for individual entities within a jurisdiction may open or close within a particular year. The status of audits for significant jurisdictions outside the U.S. are summarized in the table below:

Tax Audit (Years)
Jurisdiction:	Initiated in 2024	Ongoing	Concluded in 2024
Germany		2017 - 2020	2013 - 2016
Italy		2015 - 2017
Singapore	2022	2018 - 2021	2017
United Kingdom	2022	2016 - 2021
Mexico			2017
Australia		2019 - 2020
Canada		2019 - 2021
India	2022	2007 - 2021
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
It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $65 million within the next 12 months due to settlement of audits and expiration of statutes of limitations.

8.    Retirement Benefits
The Company maintains qualified and non-qualified defined benefit pension plans for its U.S. and non-U.S. eligible employees.
Combined U.S. and Non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and post-retirement benefit plans are as follows:

	Pension Benefits		Post-retirement Benefits
	2024	2023	2024	2023
Weighted average assumptions:
Discount rate (for expense)	4.95%	5.16%	5.26%	4.92%
Expected return on plan assets	5.44%	5.31%	—	—
Rate of compensation increase (for expense) *	3.16%	3.16%	—	—
Discount rate (for benefit obligation)	5.36%	4.95%	5.07%	5.26%
Rate of compensation increase (for benefit obligation) *	3.22%	3.16%	—	—
(*) There are no rate of compensation increase assumptions included for the primary U.S. defined benefit plans since all future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At December 31, 2024, the actual allocation for the U.S. plans was 51% equities and equity alternatives and 49% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 78% of non-U.S. plan assets, is 12% equities and equity alternatives and 88% fixed income. At December 31, 2024, the actual allocation for the U.K. plans was 12% equities and equity alternatives and 88% fixed income. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' asset returns within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit (credit) or cost of the Company's defined benefit and other post-retirement plans is measured on an actuarial basis using various methods and assumptions. The components of the net benefit (credit) or cost for the years 2024, 2023 and 2022 are as follows:

Combined U.S. and significant non-U.S. Plans	Pension			Post-retirement
For the Years Ended December 31,	Benefits			Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Service cost	$23	$23	$28	$—	$—	$—
Interest cost	579	599	389	3	3	3
Expected return on plan assets	(876)	(860)	(778)	—	—	—
Amortization of prior service	1	—	1	(2)	(2)	(2)
Recognized actuarial loss (gain)	31	22	149	(6)	(3)	1
Net periodic benefit (credit) cost	(242)	(216)	(211)	(5)	(2)	2
Settlement loss	2	2	2	—	—	—
Net benefit (credit) cost	$(240)	$(214)	$(209)	$(5)	$(2)	$2

The following table provides the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2024	2023	2022	2024	2023	2022
Compensation and benefits expense	$23	$23	$28	$—	$—	$—
Other net benefit (credit) cost	(263)	(237)	(237)	(5)	(2)	2
Net benefit (credit) cost	$(240)	$(214)	$(209)	$(5)	$(2)	$2
Plan Assets
For the U.S. plans, investment allocation decisions are made by a fiduciary committee composed of senior executives appointed by the Company’s Chief Executive Officer. For the non-U.S. plans, investment allocation decisions are made by local fiduciaries, in consultation with the Company for the larger plans. Plan assets are invested in a manner consistent with the fiduciary standards set forth in all relevant laws relating to pensions and trusts in each country. Primary investment objectives are: (1) to achieve an investment return that, in combination with current and future contributions, will provide sufficient funds to pay benefits as they become due, and (2) to minimize the risk of large losses. The investment allocations are designed to meet these objectives by broadly diversifying plan assets among numerous asset classes with differing expected returns, volatilities, and correlations.
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. plans, the category ranges are 46%-54% for both equities and equity alternatives, and for fixed income. For the U.K. plans, the category ranges are 9%-15% for equities and equity alternatives, and 85%-91% for fixed income. Asset allocation is frequently monitored and re-balancing actions are taken as appropriate.
Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.

U.S. Plans
The following tables provide information concerning the Company’s U.S. defined benefit pension and post-retirement benefit plans:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$4,690	$4,876	$20	$22
Interest cost	250	260	1	1
Employee contributions	—	—	3	3
Plan combinations (a)	62	—	—	—
Actuarial (gain) loss	(107)	(20)	2	2
Benefits paid	(301)	(426)	(9)	(8)
Benefit obligation, December 31	$4,594	$4,690	$17	$20
Change in plan assets:
Fair value of plan assets at beginning of year	$4,234	$4,276	$2	$2
Actual return on plan assets	95	351	—	—
Employer contributions	34	33	5	5
Employee contributions	—	—	4	3
Benefits paid	(301)	(426)	(9)	(8)
Fair value of plan assets, December 31	$4,062	$4,234	$2	$2
Net funded status, December 31	$(532)	$(456)	$(15)	$(18)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(37)	$(31)	$(1)	$(1)
Non-current liabilities	(495)	(425)	(14)	(17)
Net liability recognized, December 31	$(532)	$(456)	$(15)	$(18)
Amounts recognized in other comprehensive income (loss):
Prior service (cost)	$(1)	$(1)	$—	$—
Net actuarial (loss) gain	(1,427)	(1,347)	2	4
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,428)	$(1,348)	$2	$4
Cumulative employer contributions in excess of (less than) net benefit (credit) cost	896	892	(17)	(22)
Net amount recognized in consolidated balance sheets	$(532)	$(456)	$(15)	$(18)
Accumulated benefit obligation, December 31	$4,577	$4,690	$—	$—
(a)Includes plans from the acquisition of McGriff in 2024.

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2024	2023	2024	2023
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,347)	$(1,419)	$4	$8
Recognized as component of net benefit cost (credit)	21	19	—	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Other	—	(7)	—	—
Liability experience	107	20	(2)	(2)
Asset experience	(208)	40	—	—
Total gain recognized as change in plan assets and benefit obligations	(101)	53	(2)	(2)
Net actuarial (loss) gain, December 31	$(1,427)	$(1,347)	$2	$4

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Post-retirement Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$48	$(105)	$(427)	$2	$3	$(4)
The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the U.S. defined benefit and other U.S. post-retirement plans are as follows:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
	2024	2023	2024	2023
Weighted average assumptions:
Discount rate (for expense)	5.52%	5.53%	5.34%	5.31%
Expected return on plan assets	6.49%	6.49%	—	—
Discount rate (for benefit obligation)	5.76%	5.52%	5.52%	5.34%
The accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $4.6 billion and $4.1 billion, respectively, at December 31, 2024 and $4.7 billion and $4.2 billion, respectively, at December 31, 2023.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $4.6 billion and $4.1 billion, respectively, at December 31, 2024 and $4.7 billion and $4.2 billion, respectively, at December 31, 2023.
At December 31, 2024, the U.S. qualified plan held one million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 5.2% of that plan's assets at December 31, 2024.

The components of the net benefit (credit) cost for the U.S. defined benefit and other post-retirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2024	2023	2022	2024	2023	2022
Interest cost	$250	$260	$193	$1	$1	$1
Expected return on plan assets	(303)	(311)	(336)	—	—	—
Recognized actuarial loss (gain)	21	19	74	(1)	(2)	—
Net benefit (credit) cost	$(32)	$(32)	$(69)	$—	$(1)	$1
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles was approximately 7.1% in 2024, gradually declining to 4.0% in 2049. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5.0%.
Estimated Future Contributions
The Company expects to contribute approximately $35 million to its non-qualified U.S. plans in 2025. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S., and applicable foreign law. The Company made required contributions of $2 million to its U.S. qualified plans in 2024. In 2025, the Company is expected to be required to make contributions totaling $2 million to its U.S. qualified plans.

Non-U.S. Plans
The following tables provide information concerning the Company’s non-U.S. defined benefit pension and post-retirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$7,521	$6,886	$40	$48
Service cost	23	23	—	—
Interest cost	329	339	2	2
Employee contributions	3	3	—	—
Actuarial loss (gain)	(423)	226	9	(10)
Plan amendments	(2)	—	—	—
Effect of settlement	(16)	(15)	—	—
Benefits paid	(365)	(352)	(3)	(2)
Foreign currency changes	(236)	411	(2)	2
Benefit obligation, December 31	$6,834	$7,521	$46	$40
Change in plan assets:
Fair value of plan assets at beginning of year	$9,308	$8,764	$—	$—
Actual return on plan assets	(259)	358	—	—
Effect of settlement	(16)	(15)	—	—
Company contributions	59	78	3	2
Employee contributions	3	3	—	—
Benefits paid	(365)	(352)	(3)	(2)
Foreign currency changes	(235)	472	—	—
Fair value of plan assets, December 31	$8,495	$9,308	$—	$—
Net funded status, December 31	$1,661	$1,787	$(46)	$(40)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1,913	$2,050	$—	$—
Current liabilities	(8)	(7)	(3)	(3)
Non-current liabilities	(244)	(256)	(43)	(37)
Net asset (liability) recognized, December 31	$1,661	$1,787	$(46)	$(40)
Amounts recognized in other comprehensive loss:
Prior service (cost) credit	$(14)	$(17)	$1	$3
Net actuarial (loss) gain	(3,519)	(3,219)	3	17
Total recognized accumulated other comprehensive (loss) income, December 31	$(3,533)	$(3,236)	$4	$20
Cumulative employer contributions in excess of (less than) net benefit (credit) cost	5,194	5,023	(50)	(60)
Net asset (liability) recognized in consolidated balance sheets, December 31	$1,661	$1,787	$(46)	$(40)
Accumulated benefit obligation, December 31	$6,725	$7,396	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2024	2023	2024	2023
Reconciliation of prior service credit (cost) recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(17)	$(16)	$3	$5
Recognized as component of net benefit (credit) cost:
Amortization of prior service credit (cost)	1	—	(2)	(2)
Total recognized as component of net benefit cost (credit)	1	—	(2)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	2	—	—	—
Exchange rate adjustments	—	(1)	—	—
Prior service (cost) credit, December 31	$(14)	$(17)	$1	$3

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2024	2023	2024	2023
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(3,219)	$(2,610)	$17	$6
Recognized as component of net benefit cost (credit):
Amortization of net gain (loss)	10	3	(5)	(1)
Effect of settlement	2	2	—	—
Total recognized as component of net benefit cost (credit)	12	5	(5)	(1)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	423	(226)	(9)	10
Asset experience	(831)	(191)	—	—
Total amount recognized as change in plan assets and benefit obligations	(408)	(417)	(9)	10
Exchange rate adjustments	96	(197)	—	2
Net actuarial (loss) gain, December 31	$(3,519)	$(3,219)	$3	$17

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$89	$429	$(436)	$11	$(9)	$(13)

The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the non-U.S. defined benefit plans are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
	2024	2023	2024	2023
Weighted average assumptions:
Discount rate (for expense)	4.59%	4.89%	5.22%	4.73%
Expected return on plan assets	4.96%	4.74%	—	—
Rate of compensation increase (for expense)	3.16%	3.16%	—	—
Discount rate (for benefit obligation)	5.09%	4.59%	4.90%	5.22%
Rate of compensation increase (for benefit obligation)	3.22%	3.16%	—	—
The accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $462 million and $248 million, respectively, at December 31, 2024 and $427 million and $210 million, respectively, at December 31, 2023.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $564 million and $312 million, respectively, at December 31, 2024 and $1.3 billion and $1.0 billion, respectively, at December 31, 2023.
Components of Net Benefit (Credit) or Cost
The components of the net benefit (credit) or cost for the non-U.S. defined benefit and other post-retirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Service cost	$23	$23	$28	$—	$—	$—
Interest cost	329	339	196	2	2	2
Expected return on plan assets	(573)	(549)	(442)	—	—	—
Amortization of prior service credit	1	—	1	(2)	(2)	(2)
Recognized actuarial loss	10	3	75	(5)	(1)	1
Net periodic benefit (credit) cost	(210)	(184)	(142)	(5)	(1)	1
Settlement loss	2	2	2	—	—	—
Net benefit (credit) cost	$(208)	$(182)	$(140)	$(5)	$(1)	$1
The assumed health care cost trend rate was approximately 6.42% in 2024, gradually declining to 4.26% in 2040. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans.
Estimated Future Contributions
The Company expects to contribute approximately $43 million to its non-U.S. pension plans in 2025. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements in accordance with U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
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

In 2021, following the acquisition of Jardine Lloyd Thompson Group plc ("JLT"), the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created. The Company made deficit contributions of $20 million to the JLT section in 2024 and is not required to make any deficit contributions to the JLT section in 2025.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022 based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required at the earliest until 2026. The funding level will be re-assessed during 2025, as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $566 million) over a seven-year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and post-retirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
2025	$331	$377	$3	$3
2026	$337	$367	$2	$3
2027	$345	$373	$2	$3
2028	$348	$389	$2	$3
2029	$349	$405	$2	$3
2030-2034	$1,736	$2,207	$7	$15
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

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$2	$—	$—	$3,226	$3,228
Corporate obligations	—	2,675	—	—	2,675
Corporate stocks	339	35	1	—	375
Private equity/partnerships	—	—	—	1,295	1,295
Government securities	20	4,559	—	—	4,579
Real estate	—	—	—	57	57
Short-term investment funds	292	—	—	—	292
Company common stock	212	—	—	—	212
Other investments	9	13	289	—	311
Total investments	$874	$7,282	$290	$4,578	$13,024
Net derivative liabilities	—	(449)	—	—	(449)
Net investments	$874	$6,833	$290	$4,578	$12,575

	Fair Value Measurements at December 31, 2023
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$43	$—	$—	$3,535	$3,578
Corporate obligations	—	2,806	—	—	2,806
Corporate stocks	227	37	1	—	265
Private equity/partnerships	—	—	—	1,444	1,444
Government securities	23	5,077	—	—	5,100
Real estate	—	—	—	63	63
Short-term investment funds	488	—	—	—	488
Company common stock	189	—	—	—	189
Other investments	7	14	302	—	323
Total investments	$977	$7,934	$303	$5,042	$14,256
Net derivative liabilities	—	(804)	—	—	(804)
Net investments	$977	$7,130	$303	$5,042	$13,452
The above tables do not include receivables or payables related to securities at December 31, 2024 and 2023.

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2024 and December 31, 2023:

Assets (In millions)	Fair Value, January 1, 2024	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2024
Other investments	$302	$17	$(18)	$6	$—	$(18)	$—	$289
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$303	$17	$(18)	$6	$—	$(18)	$—	$290

Assets (In millions)	Fair Value, January 1, 2023	Purchases	Sales	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2023
Other investments	$308	$16	$(15)	$(21)	$—	$14	$—	$302
Corporate stocks	1	—	—	—	—	—	—	1
Total assets	$309	$16	$(15)	$(21)	$—	$14	$—	$303
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
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("MMC 401(k) Plan") and the Marsh & McLennan Agency Savings and Investment Plan (collectively, the "401(k) Plans"), that are qualified under U.S. tax laws. For the 401(k) Plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations, and the Company matches a fixed portion of the employees’ contributions. In addition, the Company also amended the MMC 401(k) Plan for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plans contain an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $737 million of the 401(k) Plans' assets at December 31, 2024 and $726 million at December 31, 2023 were invested in the Company’s common stock. If a participant does not choose an investment direction for their future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $188 million in 2024, $173 million in 2023 and $161 million in 2022. In addition, the Company has significant defined contribution plans in the U.K. Effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. In addition, the Company assumed responsibility for the defined contribution section of the JLT U.K. plan. Members of the JLT U.K. plan defined contribution section transferred to the MMC U.K. Pension Fund defined contribution section in 2021. The cost of the U.K. defined contribution plan was $170 million, $158 million and $140 million in 2024, 2023 and 2022, respectively.
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
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Risk-free interest rate	4.31%	4.11%	1.88%
Expected life (in years)	5.8	5.8	5.8
Expected volatility	20.96%	22.59%	22.58%
Expected dividend yield	1.42%	1.44%	1.41%
A summary of the status of the Company’s stock option awards at December 31, 2024 and changes during the year then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2024	6,595,762	$110.90
Granted	625,702	$200.47
Exercised	(1,548,811)	$88.35
Forfeited	(62,000)	$153.30
Balance at December 31, 2024	5,610,653	$126.64	5.1 years	$480,014
Options vested or expected to vest at December 31, 2024	5,567,404	$126.34	5.0 years	$477,963
Options exercisable at December 31, 2024	3,758,467	$107.39	3.9 years	$393,899
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted in 2024, 2023 and 2022 was $49.80, $41.92 and $31.38, respectively. The total intrinsic value of options exercised during the same periods was $190 million, $164 million and $56 million, respectively.
At December 31, 2024, there was $36.7 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.2 years. Cash received from the exercise of stock options in 2024, 2023 and 2022 was $137 million, $116 million and $50 million, respectively.
The Company's policy is to issue treasury shares upon option exercises or share unit conversions. The Company intends to issue treasury shares as long as an adequate number of those shares is available.
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
The payout for PSU awards is based on the Company's adjusted EPS growth as modified for executive compensation purposes and a relative total stockholder return ("TSR") modifier versus the S&P 500 constituents, both measured on a three-year basis. The number of shares earned at the end of the three-year vesting period varies from 0% to 200% of the number of PSUs granted, depending on adjusted EPS growth and relative TSR performance. PSU awards are paid out generally at the end of February after the three-year performance period is completed.
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
The assumptions used in the Monte Carlo simulation model for PSU awards granted with the TSR modifier by the Company in 2024 include:

2024
Risk-Free Interest Rate	4.47%
Volatility	20.1%
Initial TSR	6.5%
A summary of the status of the Company's RSU and PSU awards at December 31, 2024 and changes during the period then ended are presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2024	3,923,668	$152.60	591,337	$146.17
Granted	1,644,849	$201.01	155,472	$220.05
Vested	(1,927,116)	$143.82	(221,591)	$122.77
Forfeited	(184,679)	$168.69	(11,945)	$165.78
Non-vested balance at December 31, 2024	3,456,722	$179.66	513,273	$178.19
The weighted-average grant-date fair value of the Company's RSU awards granted in 2023 and 2022 was $165.05 and $152.34, respectively. The weighted-average grant-date fair value of the Company's PSU awards granted in 2023 and 2022 was $170.80 and $151.00, respectively. The total fair value of the shares distributed in 2024, 2023 and 2022 in connection with the Company's non-option equity awards was $483 million, $398 million and $560 million, respectively.
The payout of shares in 2024 with respect to the PSU awards granted in 2021 was 200% of target based on performance for the three-year performance period. In aggregate, 443,182 shares became distributable in respect to PSUs vested in 2024.
At December 31, 2024, there was $362.7 million of unrecognized compensation cost related to the Company's RSU and PSU awards. The weighted-average period over which that cost is expected to be recognized is approximately 1 year.
Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999, following its fifth annual offering. In accordance with the current terms of the 1999 Plan, shares are purchased 4 times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. In accordance with the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007 and the addition of 4,750,000 shares due to a shareholder action in May 2018, no more than 40,350,000 shares of the Company's common stock may be sold. Employees purchased 315,548 shares in 2024 and at December 31, 2024, 3,547,195 shares were available for issuance for the 1999 Plan.
In accordance with the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, the addition of 4,000,000 shares due to a shareholder action in May 2007 and reducing the shares available by 1,000,000 consistent with the Company's Board of Directors' action in March 2018, no more than 11,000,000 shares of the Company's common stock may be sold. Employees purchased 120,435 shares in 2024 and there were 683,776 shares available for issuance at December 31, 2024 for the International Plan. The plans are considered non-compensatory.
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
Assets measured using Level 2 inputs relate to an investment in a unit trust fund.
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
Unit Investment Trust - Level 2
Generally valued at the prices of units in unlisted managed investment trusts that are either published on the investment manager’s website and/or circulated among market participants as executable quotes.

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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023:

(In millions)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/24	12/31/23	12/31/24	12/31/23	12/31/24	12/31/23	12/31/24	12/31/23
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$7	$5	$—	$—	$—	$—	$7	$5
Mutual funds (a)	194	178	—	—	—	—	194	178
Unit investment trust (a)	—	—	83	—	—	—	83	—
Money market funds (b)	353	606	—	—	—	—	353	606
Contingent purchase consideration assets (c)	—	—	—	—	—	1	—	1
Total assets measured at fair value	$554	$789	$83	$—	$—	$1	$637	$790
Fiduciary Assets:
Money market funds	76	180	—	—	—	—	76	180
Total fiduciary assets measured at fair value	$76	$180	$—	$—	$—	$—	$76	$180
Liabilities:
Contingent purchase consideration liabilities (d)	$—	$—	$—	$—	$161	$252	$161	$252
Total liabilities measured at fair value	$—	$—	$—	$—	$161	$252	$161	$252
(a)Included in other assets in the consolidated balance sheets.
(b)Included in cash and cash equivalents in the consolidated balance sheets.
(c)Included in other receivables in the consolidated balance sheets.
(d)Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
The Level 3 assets in the table reflect contingent purchase consideration from the sale of businesses. In 2024 and 2023, there were no assets or liabilities that were transferred between levels. The change in the contingent purchase consideration assets from December 31, 2023, is driven primarily by cash receipts of approximately $1 million.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2024 and December 31, 2023.

(In millions)	2024	2023
Balance at January 1,	$252	$377
Net additions	64	22
Payments	(166)	(176)
Revaluation impact	15	29
Other (a)	(4)	—
Balance at December 31,	$161	$252
(a)Primarily reflects the impact of foreign exchange.
Long-Term Investments
The Company has investments in certain private equity funds as well as in public and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $257 million and $266 million at December 31, 2024 and 2023, respectively.

Private Equity Investments
The Company's investments in private equity funds were $182 million and $203 million at December 31, 2024 and 2023, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income from these investments of $4 million, $7 million and $18 million in 2024, 2023 and 2022, respectively.
At December 31, 2024, the Company has commitments of potential future investments of approximately $117 million in private equity funds that invest primarily in financial services companies.
Investments in Public and Private Companies
The Company has investments in private insurance brokerage and consulting companies with a carrying value of $75 million and $63 million at December 31, 2024 and 2023, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Other Investments
The Company held certain equity investments with readily determinable market values at December 31, 2024 and 2023, of $19 million and $16 million, respectively. The Company recorded a mark-to-market gain on these investments of $1 million, a mark-to-market loss of $1 million and mark-to-market gains of $11 million in 2024, 2023 and 2022, respectively.
The Company also held investments without readily determinable market values of $16 million and $20 million at December 31, 2024 and 2023, respectively. In 2023, the Company recorded a net loss of $1 million on these investments.
At December 31, 2024, the Company held an investment of $83 million in a unit trust fund acquired in the current year. In 2024, the Company recorded mark-to-market gains from this investment of $7 million.
11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program, the Company designated its €1.1 billion senior note debt instruments ("Euro notes") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that the designated equity balance at the beginning of each period continues to equal or exceed 80% of the outstanding balance of the Euro debt instrument and that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in accumulated other comprehensive loss in the consolidated balance sheets.
The U.S. dollar value of the Euro notes decreased by $75 million in 2024 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the year ended December 31, 2024.

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
Operating leases are recognized on the consolidated balance sheets as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at the commencement date of the lease. On November 15, 2024, the Company recorded approximately $76 million, of ROU assets and lease liabilities from the McGriff acquisition.
In 2024 and 2023, the Company determined that a total of $15 million and $27 million, respectively, of the ROU assets were impaired and recorded a charge to the consolidated statements of income with an offsetting reduction to the ROU assets.
The following table provides additional information about the Company’s property leases:

For the Years Ended December 31, (In millions, except weighted average data)	2024	2023
Lease Cost:
Operating lease cost (a)	$331	$324
Short-term lease cost	6	5
Variable lease cost	116	122
Sub-lease income	(15)	(11)
Net lease cost	$438	$440
Other information:
Operating cash outflows from operating leases	$376	$379
Right of use assets obtained in exchange for new operating lease liabilities	$279	$224
Weighted average remaining lease term – real estate	7.57 years	7.98 years
Weighted average discount rate – real estate leases	3.73%	3.35%
(a)Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at December 31, 2024 are as follows:

(In millions)	Real Estate Leases
2025	$382
2026	355
2027	313
2028	239
2029	197
Subsequent years	700
Total future lease payments	2,186
Less: imputed interest	(271)
Total	$1,915
Current lease liabilities	$325
Long-term lease liabilities	1,590
Total lease liabilities	$1,915
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At December 31, 2024, the Company did not have any additional operating real estate leases that had not yet commenced.

13.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2024	2023
Short-term:
Current portion of long-term debt	$519	$1,619
	$519	$1,619
Long-term:
Senior notes – 3.50% due 2024	$—	$600
Senior notes – 3.875% due 2024	—	1,000
Senior notes – 3.50% due 2025	500	499
Senior notes – 1.349% due 2026	579	617
Senior notes – 3.75% due 2026	599	599
Senior notes – 4.550% due 2027	945	—
Senior notes – Floating due 2027	299	—
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	566	601
Senior notes – 2.25% due 2030	742	741
Senior notes – 4.65% due 2030	991	—
Senior notes – 2.375% due 2031	397	397
Senior notes – 4.850% due 2031	992	—
Senior notes – 5.750% due 2032	494	493
Senior notes – 5.875% due 2033	299	298
Senior notes – 5.400% due 2033	593	592
Senior notes – 5.150% due 2034	495	—
Senior notes – 5.00% due 2035	1,982	—
Senior notes – 4.75% due 2039	496	496
Senior notes – 5.35% due 2044	495	—
Senior notes – 4.35% due 2047	494	494
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,239	1,239
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	491
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	989	988
Senior notes – 5.450% due 2054	493	—
Senior notes – 5.40% due 2055	1,479	—
Mortgage – 5.70% due 2035	267	284
Other	2	5
	19,947	13,463
Less current portion	519	1,619
	$19,428	$11,844
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has a short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes.

In November 2023, the Company increased its short-term commercial paper financing program (the "Program") to $3.5 billion from $2.8 billion. The Company did not have any commercial paper outstanding at December 31, 2024 and 2023.
Credit Facilities
In October 2023, the Company increased its multi-currency unsecured five-year revolving credit facility (the "Credit Facility") capacity to $3.5 billion from $2.8 billion and extended the expiration to October 2028. The interest rate on the Credit Facility was initially based on LIBOR plus a fixed margin which varied with the Company's credit rating. In the second quarter of 2023, the Credit Facility was amended so that borrowings under the Credit Facility bear interest at a rate per annum equal, at the Company's option, either at (a) Securities Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At December 31, 2024 and 2023, the Company had no borrowings under this facility.
In October 2023, the Company terminated its one-year uncommitted revolving credit facility (the "Uncommitted Credit Facility"). There were no borrowings outstanding under the Uncommitted Credit Facility at December 31, 2023.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $123 million at December 31, 2024 and $113 million at December 31, 2023. There were no outstanding borrowings under these facilities at December 31, 2024 and 2023.
The Company has outstanding guarantees and letters of credit with various banks aggregating $163 million and $139 million at December 31, 2024 and 2023, respectively.
Senior Notes
In November 2024, the Company issued $7.25 billion in senior notes as follows:
•$950 million 4.550% senior notes due 2027;
•$1 billion 4.650% senior notes due 2030;
•$1 billion 4.850% senior notes due 2031;
•$2 billion 5.000% senior notes due 2035;
•$500 million 5.350% senior notes due 2044;
•$1.5 billion 5.400% senior notes due 2055; and
•$300 million floating rate senior notes due 2027 (the "Floating Notes"), collectively referred to as the "November 2024 Notes".
For the Floating Notes, interest is calculated based on a compounded SOFR benchmark rate plus 0.700%.
The Company used the net proceeds from the November 2024 Notes offering to fund, in part, the McGriff Transaction, including the payment of related fees and expenses, as well as for general corporate purposes.
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
Scheduled repayments of long-term debt in 2025 and in the 4 succeeding years are $518 million, $1.2 billion, $1.3 billion, $22 million and $1.5 billion, respectively.

Bridge Loan Commitment Letter
In connection with the McGriff Transaction, on September 29, 2024, the Company entered into a Bridge Loan Commitment Letter (the “Commitment Letter”) to provide the Company under a 364-day unsecured bridge term loan facility in an amount not to exceed $7.75 billion (the “Bridge Loan Facility”). The Company paid approximately $23 million for customary upfront fees related to the Commitment Letter, amortized as interest expense. On November 8, 2024, the Company terminated the Commitment Letter.
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

	December 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$519	$518	$1,619	$1,610
Long-term debt	$19,428	$18,734	$11,844	$11,723
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

14.    Restructuring Costs
In the fourth quarter of 2022, the Company initiated activities focused on workforce actions, rationalization of technology and functional services, and reductions in real estate. The Company completed these activities at the end of 2024. The Company has incurred approximately $660 million of these restructuring costs through December 31, 2024, primarily severance and lease exit charges, of which $221 million were incurred in 2024.
The Company incurred restructuring costs in 2024 and 2023, primarily related to the initiative above, as follows:

For the Years Ended December 31, (In millions)	2024	2023
Risk and Insurance Services	$148	$177
Consulting	79	62
Corporate	49	62
Total	$276	$301
Details of the restructuring activity from January 1, 2023 through December 31, 2024, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2023	$88	$56	$—	$2	$146
2023 charges	148	96	15	42	301
Cash payments	(147)	(69)	(13)	(42)	(271)
Non-cash charges	—	(44)	(2)	—	(46)
Liability at December 31, 2023	$89	$39	$—	$2	$130
2024 charges	163	66	25	22	276
Cash payments	(177)	(45)	(24)	(24)	(270)
Non-cash charges	—	(18)	(1)	—	(19)
Liability at December 31, 2024	$75	$42	$—	$—	$117
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
15.    Common Stock
The Company has a share repurchase program authorized by the Board of Directors.
In 2024, the Company repurchased 4.3 million shares of its common stock for $900 million. At December 31, 2024, the Company remained authorized to repurchase up to approximately $2.3 billion in shares of its common stock. There is no time limit on the authorization. In 2023, the Company repurchased 6.4 million shares of its common stock for $1.15 billion.
The Company issued approximately 3.7 million and 3.6 million shares related to stock compensation and employee stock purchase plans for the years ended December 31, 2024 and 2023, respectively.
In January 2025, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in February 2025.

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
Our activities are regulated under the laws of the U.S. and its various states, the U.K., the E.U. and its member states, Australia and the many other jurisdictions in which the Company operates.
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
•From 2014, Marsh Ltd. was engaged by Greensill Capital (UK) Limited and its affiliates as its insurance broker. Marsh Ltd. placed a number of trade credit insurance policies for Greensill. On March 1, 2021, Greensill filed an action against certain of its trade credit insurers in Australia seeking a mandatory injunction compelling these insurers to renew coverage under expiring policies. Later that day, the Australian court denied Greensill’s application. Since then, a number of Greensill entities have filed for, or been subject to, insolvency proceedings, and several litigations and investigations have been commenced in the U.K., Australia, Germany, Switzerland and the U.S., including claims brought by Greensill's administrators and loss payees under Greensill's trade credit insurance policies. In June 2023, White Oak, one such loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In November 2023, Credit Suisse, another loss payee, added Marsh Ltd. as a party to the omnibus trade credit insurance policy litigation among Greensill and its insurers and loss payees in Australia. In November 2024, Greensill Bank AG (in insolvency), an affiliate of Greensill and an insured entity under the policies, added Marsh Pty Ltd as a party to the same omnibus litigation in Australia. The claims by the loss payees allege that Marsh Ltd. failed to take required steps to make complete and accurate representations to them in their respective capacities as loss payees and, in the case of White Oak, that Marsh Ltd. either knew certain representations to be false or was reckless as to the truth or falsity of the same. In February 2025, Greensill Bank AG circulated an example draft pleading and sought Marsh Ltd.'s consent to amend their claims in the omnibus litigation to join Marsh Ltd. If Marsh Ltd. does not consent, they indicated their intention to seek an order from the Australian court to join Marsh Ltd. to the omnibus litigation.
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

17.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s operating segments are: Marsh, Guy Carpenter, Mercer and Oliver Wyman Group. The four segments are aggregated into two operating and reporting segments as follows:
▪Risk and Insurance Services, comprising Marsh (insurance services) and Guy Carpenter (reinsurance services); and
▪Consulting, comprising Mercer and Oliver Wyman Group.
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies. Revenues are attributed to geographic areas based on location out of which the services are performed.
The Chief Executive Officer, as the Company's Chief Operating Decision Maker ("CODM"), evaluates segment performance and allocates resources based on segment operating income, which includes directly related expenses, and charges or credits related to restructuring but not the Company's corporate level expenses. Segment operating income is also used to monitor budget versus actual results.
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Years Ended December 31, (In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other operating expenses	Operating Income (Loss)
2024 –
Risk and Insurance Services	$15,395	(a)	$8,499	$192	$326	$2,013	$4,365
Consulting	9,133	(b)	5,358	114	51	1,840	1,770
Total Segments	24,528		13,857	306	377	3,853	6,135
Corporate/Eliminations	(70)		139	63	—	46	(318)
Total Consolidated	$24,458		$13,996	$369	$377	$3,899	$5,817
2023 –
Risk and Insurance Services	$14,089	(a)	$7,702	$190	$297	$1,955	$3,945
Consulting	8,709	(b)	5,249	106	46	1,642	1,666
Total Segments	22,798		12,951	296	343	3,597	5,611
Corporate/Eliminations	(62)		148	74	—	45	(329)
Total Consolidated	$22,736		$13,099	$370	$343	$3,642	$5,282
2022 –
Risk and Insurance Services	$12,645	(a)	$7,101	$178	$291	$1,986	$3,089
Consulting	8,139	(b)	4,827	111	47	1,601	1,553
Total Segments	20,784		11,928	289	338	3,587	4,642
Corporate/Eliminations	(64)		143	92	—	63	(362)
Total Consolidated	$20,720		$12,071	$381	$338	$3,650	$4,280
(a)Includes interest income on fiduciary funds of $497 million, $453 million and $120 million in 2024, 2023 and 2022, respectively, and equity method income of $22 million, $18 million and $12 million in 2024, 2023 and 2022, respectively. Revenue in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees.
(b)Includes inter-segment revenue of $60 million, $56 million and $59 million in 2024, 2023 and 2022, respectively. Revenue in 2024 includes a net gain on the sale of the Mercer U.K. pension administration and U.S. health and benefits administration business of $35 million. Revenue in 2022 includes a net gain on the sale of the Mercer U.S. affinity business of $112 million.
Other Risk and Insurance Services and Consulting segment expenses consist primarily of costs such as travel and entertainment, outside services, information and technology, and facilities and equipment.
The Company does not report its assets by segment, including capital expenditures, as that information is not used by the CODM in assessing segment performance and allocating resources.

Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions)	2024	2023	2022
Risk and Insurance Services
Marsh	$12,851	$11,657	$10,585
Guy Carpenter	2,544	2,432	2,060
Total Risk and Insurance Services	15,395	14,089	12,645
Consulting
Mercer	5,743	5,587	5,345
Oliver Wyman Group	3,390	3,122	2,794
Total Consulting	9,133	8,709	8,139
Total Segments	24,528	22,798	20,784
Corporate/Eliminations	(70)	(62)	(64)
Total	$24,458	$22,736	$20,720
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions)	2024	2023	2022
Revenue
United States (a)	$11,671	$10,924	$10,215
United Kingdom (b)	3,595	3,555	3,114
Other	9,262	8,319	7,455
	24,528	22,798	20,784
Corporate/Eliminations	(70)	(62)	(64)
Total	$24,458	$22,736	$20,720
(a)Revenue in 2024 includes the loss on the sale of the Mercer U.S. health and benefits administration business of $35 million. Revenue in 2022 includes a net gain from the sale of the Mercer U.S. affinity business of $112 million.
(b)Revenue in 2024 includes the gain on the sale of the Mercer U.K. pension administration business of $70 million. Revenue in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees.

For the Years Ended December 31,
(In millions)	2024	2023	2022
Fixed Assets, Net
United States	$494	$468	$473
United Kingdom	150	168	166
Other	215	246	232
Total	$859	$882	$871

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 10, 2025
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
As allowed by SEC guidance, management excluded from its assessment the internal control over financial reporting at McGriff, which was acquired on November 15, 2024. McGriff accounted for approximately 2% of the Company’s total assets as of December 31, 2024 and McGriff’s revenue from the acquisition date through December 31, 2024 comprised 0.6% of the Company’s consolidated revenue for the year ended December 31, 2024.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

(b)Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 10, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at McGriff Insurance Services (“McGriff”), which was acquired on November 15, 2024, and whose financial statements constitute approximately 2% of total assets and 0.6% of total revenue of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at McGriff.
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
February 10, 2025

(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
The following Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted "Rule 10b5-1 trading arrangements," as defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
•John Doyle, our Chief Executive Officer, adopted a trading plan on December 2, 2024, which provides for the exercise and sale of an aggregate of 84,318 options. The plan will terminate on December 2, 2025, subject to early termination for certain specified events set forth in the plan.
•Paul Beswick, our Senior Vice President and Chief Information Officer, adopted a new trading plan on December 6, 2024, which provides for the (1) sale of 2,120 shares, (2) sale up to 7,928 shares subject to performance stock units ("PSUs") and (3) exercise and sale of 5,000 stock options, in each case excluding any shares withheld by the company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards. The plan’s maximum length is until December 5, 2025, subject to early termination for certain specified events set forth in the plan.
•Dean Klisura, our President and Chief Executive Officer of Guy Carpenter and Vice Chair, Marsh McLennan, adopted a new trading plan on December 6, 2024, which provides for the (1) sale of up to 9,910 shares subject to PSUs, (2) sale of up to 6,024 shares subject to restricted stock units ("RSUs") and (3) exercise and sale of 9,569 stock options, in each case excluding any shares withheld by the company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards. The plan’s maximum length is until December 5, 2025, subject to early termination for certain specified events set forth in the plan.
•Mark McGivney, our Chief Financial Officer, adopted a new trading plan on December 6, 2024, which provides for the (1) sale of up to 21,472 shares subject to PSUs and (2) exercise and sale of 67,421 stock options, in each case excluding any shares withheld by the company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards. The plan’s maximum length is until December 5, 2025, subject to early termination for certain specified events set forth in the plan.
•Stacy Mills, our Vice President and Controller, adopted a new trading plan on December 6, 2024, which provides for the (1) sale of up to 1,488 shares subject to PSUs, (2) sale of 1,461 shares subject to RSUs and (3) exercise and sale of 4,207 stock options, in each case excluding any shares withheld by the company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards. The plan’s maximum length is until December 5, 2025, subject to early termination for certain specified events set forth in the plan.
The actual number of shares subject to PSUs that may be sold pursuant to each plan described above is subject to satisfaction of the applicable performance conditions and may vary from the number above.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2025 Proxy Statement.
The executive officers and executive officer appointees of the Company are Paul Beswick, Katherine J. Brennan, John Q. Doyle, Carmen Fernandez, John Jones, Dean Klisura, Mark C. McGivney, Martin South, Nick Studer and Pat Tomlinson. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2025 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee" and "Additional Information—Transactions with Management and Others" is incorporated herein by reference.
Insider Trading Policies and Procedures
We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of securities of the Company by our directors, executive officers and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the NYSE Corporate Governance Standards.
Our Trading Securities Policy prohibits our employees and related persons and entities from trading in securities of the Company and other companies while in possession of material, nonpublic information. Our Trading Securities Policy also prohibits our employees from disclosing material, nonpublic information to unauthorized people and certain restricted colleagues from trading in securities of the Company during any applicable “blackout” period. Our Trading Securities Policy also prohibits our employees from engaging in short sales or derivative transactions relating to securities of the Company at any time. A copy of our Trading Securities Policy is filed as Exhibit 19.1 to this Form 10-K.
Our executive officers and directors must also comply with additional trading restrictions. Members of the Company’s Board of Directors, Executive Committee and other specified employees, and related persons and entities, must receive approval through the Pre-Clearance Procedures in order to transact in securities of the Company and are subject to the prohibitions described above.
A copy of our Transactions in Marsh McLennan Securities by Directors and Executive Officers Policy is filed as Exhibit 19.2 to this Form 10-K.
Item 11.    Executive Compensation.
The information set forth in the sections "Additional Information—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2025 Proxy Statement is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2025 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence", "Corporate Governance—Review of Related-Person Transactions" and "Additional Information—Transactions with Management and Others" in the 2025 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2025 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:
(1)Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2024
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2024
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2024
Notes to Consolidated Financial Statements
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
(4.21)    Eighteenth Supplemental Indenture, dated February 20, 2024, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated February 20, 2024)
(4.22)    Nineteenth Supplemental Indenture, dated November 8, 2024, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated November 8, 2024)
(4.23)    Twentieth Supplemental Indenture, dated December 13, 2024, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee
(4.24)     Description of Marsh & McLennan Companies, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
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
(10.6)*Form of 2015 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
(10.7)*Form of 2016 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)
(10.8)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2021 through February 1, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.9)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2021 through February 1, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.10)*Form of Stock Option Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.11)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2022 through February 1, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.12)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2023 through February 1, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.13)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2023 through February 1, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.14)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2024 through February 1, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.15)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2024 through February 1, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.16)*Form of Stock Option Award, dated as of February 22, 2017, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
(10.17)*Form of Stock Option Award, dated as of February 21, 2018, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.18)*Form of Stock Option Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.19)*Form of Stock Option Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.20)*Form of Stock Option Award, dated as of February, 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.21)*Form of Stock Option Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.22)*Form of Stock Option Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.23)*Form of Stock Option Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.24)*Form of Restricted Stock Unit Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.25)*Form of Restricted Stock Unit Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.26)*Form of Restricted Stock Unit Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.27)*Form of Performance Stock Unit Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.28)*Form of Performance Stock Unit Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.29)*Form of Performance Stock Unit Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.30)*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)
(10.31)*Amendment to the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.32)*Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2020)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.33)*2023 Amendment to the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan effective January 12, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
(10.34)*Amendments to Certain Marsh & McLennan Companies Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.35)*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.36)*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.37)Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement effective January 1, 2022 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)
(10.38)*First Amendment to the January 1, 2022 Amended and Restated Marsh & McLennan Companies Supplemental Savings & Investment Plan effective August 1, 2024
(10.39)*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.40)*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016
(10.41)*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.42)*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)
(10.43)*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
(10.44)*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)
(10.45)*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
(10.46)*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
(10.47)*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2023 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)
(10.48)*Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.49)*Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.50)*Letter Agreement, effective as of January 15, 2020, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.51)*Letter Agreement, effective as of January 1, 2022 between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.52)*Letter Amendment, dated November 10, 2022, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company's Current Report on Form 8-K/A dated September 26, 2022)
(10.53)*Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2024)
(10.54)*Letter Agreement Amendment, dated July 10, 2024, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)
(10.55)*Letter Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.56)*Non-Competition and Non-Solicitation Agreement, effective as of January 1, 2016, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
(10.57)*Letter Agreement, effective as of January 17, 2018, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
(10.58)*Letter Agreement, effective as of January 16, 2019, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.59)*Letter Agreement, effective as of September 22, 2022, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)
(10.60)*Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2024)
(10.61)*Letter Agreement, effective as of March 1, 2019, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.62)*Non-Competition and Non-Solicitation Agreement, effective as of March 1, 2016, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.63)*Letter Agreement, effective as of January 20, 2021, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
(10.64)*Letter Agreement, effective as of April 1, 2022, between Marsh & McLennan Companies, Inc. and Martine Ferland (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.65)*Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Martin South (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.66)*Non-Competition and Non-Solicitation Agreement, dated as of December 1, 2021, between Marsh & McLennan Companies, Inc. and Martin South (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.67)*Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and Martin South incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.68)*Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Dean M. Klisura (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.69)*Non-Competition and Non-Solicitation Agreement, dated as of December 1, 2021, between Marsh & McLennan Companies, Inc. and Dean M. Klisura (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.70)*Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and Dean M. Klisura (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
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
(19.1)     Trading Securities Policy
(19.2)     Insider Trading Policy
(21.1)List of Subsidiaries of Marsh & McLennan Companies, Inc.
(23.1)Consent of Independent Registered Public Accounting Firm
(24.1)Power of Attorney (included on signature page)
(31.1)Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2)Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1)Section 1350 Certifications
(97.1)    Marsh & McLennan Companies, Inc. Compensation Clawback Policy as of December 1, 2023.
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

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 10, 2025	By	/S/ JOHN Q. DOYLE
John Q. Doyle President and Chief Executive Officer
Each person whose signature appears below hereby constitutes and appoints Asha Amin and Connor Kuratek, and each of them singly, such person’s lawful attorneys-in-fact and agents, with full power to them and each of them to sign for such person, in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 10th day of February, 2025.

Name	Title	Date

/S/ JOHN Q. DOYLE John Q. Doyle	Director, President & Chief Executive Officer	February 10, 2025

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 10, 2025

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 10, 2025

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 10, 2025

/S/ OSCAR FANJUL Oscar Fanjul	Director	February 10, 2025

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 10, 2025

/S/ JUDITH HARTMANN Judith Hartmann	Director	February 10, 2025

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 10, 2025

/S/ TAMARA INGRAM Tamara Ingram	Director	February 10, 2025

/S/ JANE H. LUTE Jane H. Lute	Director	February 10, 2025

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 10, 2025

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 10, 2025

/S/ JAN SIEGMUND Jan Siegmund	Director	February 10, 2025

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 10, 2025