Form 10-Q
period 2025-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2025-04-17
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
Texas Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of April 14, 2025, there were outstanding 492,727,760 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from multiple major wars and global conflicts, tariffs or changes in trade policies, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates;
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
•our failure to design and execute operating model changes that capture opportunities and efficiencies at the intersection of our businesses; and
•our ability to successfully integrate or achieve the intended benefits of the acquisition of McGriff.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenue	$7,061	$6,473
Expense:
Compensation and benefits	3,850	3,470
Other operating expenses	1,206	1,078
Operating expenses	5,056	4,548
Operating income	2,005	1,925
Other net benefit credits	43	67
Interest income	19	37
Interest expense	(245)	(159)
Investment income	5	1
Income before income taxes	1,827	1,871
Income tax expense	415	447
Net income before non-controlling interests	1,412	1,424
Less: Net income attributable to non-controlling interests	31	24
Net income attributable to the Company	$1,381	$1,400
Net income per share attributable to the Company:
– Basic	$2.81	$2.84
– Diluted	$2.79	$2.82
Average number of shares outstanding:
– Basic	492	492
– Diluted	495	497
Shares outstanding at March 31,	493	493
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income before non-controlling interests	$1,412	$1,424
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	402	(244)
(Loss) gain related to pension/post-retirement plans	(88)	50
Other comprehensive income (loss) before tax	314	(194)
Income tax (benefit) expense on other comprehensive loss	(30)	20
Other comprehensive income (loss), net of tax	344	(214)
Comprehensive income	1,756	1,210
Less: comprehensive income attributable to non-controlling interest	31	24
Comprehensive income attributable to the Company	$1,725	$1,186
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,604	$2,398
Cash and cash equivalents held in a fiduciary capacity	11,579	11,276
Receivables
Commissions and fees	7,215	6,533
Advanced premiums and claims	101	84
Other	713	706
	8,029	7,323
Less-allowance for credit losses	(157)	(167)
Net receivables	7,872	7,156
Other current assets	1,406	1,287
Total current assets	22,461	22,117

Goodwill	23,538	23,306
Other intangible assets	4,736	4,820
Fixed assets (net of accumulated depreciation and amortization of $1,590 at March 31, 2025 and $1,538 at December 31, 2024)	840	859
Pension related assets	2,021	1,914
Right of use assets	1,477	1,498
Deferred tax assets	250	237
Other assets	1,692	1,730
	$57,015	$56,481
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,667	$519
Accounts payable and accrued liabilities	3,450	3,402
Accrued compensation and employee benefits	1,798	3,620
Current lease liabilities	327	325
Accrued income taxes	554	376
Dividends payable	400	—
Fiduciary liabilities	11,579	11,276
Total current liabilities	19,775	19,518

Long-term debt	18,862	19,428
Pension, post-retirement and post-employment benefits	832	840
Long-term lease liabilities	1,563	1,590
Liabilities for errors and omissions	309	305
Other liabilities	1,406	1,265
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2025 and December 31, 2024	561	561
Additional paid-in capital	1,253	1,370
Retained earnings	25,881	25,306
Accumulated other comprehensive loss	(5,896)	(6,240)
Non-controlling interests	203	193
	22,002	21,190
Less – treasury shares, at cost, 67,958,159 shares at March 31, 2025 and 69,239,488 shares at December 31, 2024	(7,734)	(7,655)
Total equity	14,268	13,535
	$57,015	$56,481
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions)	2025	2024
Operating cash flows:
Net income before non-controlling interests	$1,412	$1,424
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	88	99
Amortization of intangible assets	139	90
Non-cash lease expense	73	67
Adjustments and payments related to contingent consideration assets and liabilities	(5)	(8)
Net (gain) on investments	(5)	(1)
Net (gain) on consolidation of business and disposition of assets	(29)	(19)
Share-based compensation expense	112	103
Changes in assets and liabilities:
Net receivables	(599)	(742)
Other assets	(121)	(70)
Accrued compensation and employee benefits	(1,858)	(1,779)
Provision for taxes, net of payments and refunds	178	209
Contributions to pension and other benefit plans in excess of current year credit	(55)	(88)
Other liabilities	130	11
Operating lease liabilities	(82)	(77)
Net cash used by operations	(622)	(781)
Financing cash flows:
Purchase of treasury shares	(300)	(300)
Net proceeds from issuance of commercial paper	1,048	50
Proceeds from issuance of debt	—	989
Repayments of debt	(505)	(1,004)
Shares withheld for taxes on vested units – treasury shares	(137)	(169)
Issuance of common stock from treasury shares	128	113
Payments of deferred and contingent consideration for acquisitions	(32)	(15)
Distributions of non-controlling interests	(21)	(4)
Dividends paid	(405)	(354)
Change in fiduciary liabilities	86	829
Net cash (used for) provided by financing activities	(138)	135
Investing cash flows:
Capital expenditures	(55)	(87)
Purchases of long term investments	(10)	(10)
Sales of long-term investments	84	4
Dispositions	25	26
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(18)	(301)
Net cash provided by (used for) investing activities	26	(368)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	243	(228)
(Decrease) in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(491)	(1,242)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	13,674	14,152
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$13,183	$12,910

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at March 31,	2025	2024
(In millions)
Cash and cash equivalents	$1,604	$1,452
Cash and cash equivalents held in a fiduciary capacity	11,579	11,458
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$13,183	$12,910
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,370	$1,242
Change in accrued stock compensation costs	(226)	(205)
Issuance of shares under stock compensation plans and employee stock purchase plans	109	75
Balance, end of period	$1,253	$1,112
RETAINED EARNINGS
Balance, beginning of period	$25,306	$22,759
Net income attributable to the Company	1,381	1,400
Dividend equivalents declared	(5)	(5)
Dividends declared	(801)	(698)
Balance, end of period	$25,881	$23,456
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(6,240)	$(5,295)
Other comprehensive income (loss), net of tax	344	(214)
Balance, end of period	$(5,896)	$(5,509)
TREASURY SHARES
Balance, beginning of period	$(7,655)	$(7,076)
Issuance of shares under stock compensation plans and employee stock purchase plans	221	178
Purchase of treasury shares	(300)	(300)
Balance, end of period	$(7,734)	$(7,198)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$193	$179
Net income attributable to non-controlling interests	31	24
Distributions and other changes	(21)	(3)
Balance, end of period	$203	$200
TOTAL EQUITY	$14,268	$12,622
Dividends declared per share	$1.63	$1.42
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
2.     Principles of Consolidation and Other Matters
The Company prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. For interim filings, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) have been omitted pursuant to such rules and regulations. The Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
The accompanied consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three months ended March 31, 2025 and 2024.
The Company's results for the three months ended March 31, 2025, include the results of operations of McGriff Insurance Services, LLC ("McGriff'") in the Risk and Insurance Services segment.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including from the multiple major wars and global conflicts, tariffs or changes in trade policies, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end-of-term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At March 31, 2025, the Company maintained $502 million compared to $455 million at December 31, 2024 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three months ended March 31, 2025 and 2024, respectively.
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
The Company recorded net investment income of $5 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.
Income Taxes
The Company's effective tax rate for the three months ended March 31, 2025 was 22.7%, compared with 23.9% for the corresponding period of 2024.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes. The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate for the three months ended March 31, 2025 and 2024, by 2.1% and 2.3%, respectively.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $117 million at March 31, 2025, and $112 million at December 31, 2024. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $70 million within the next twelve months due to settlement of audits and expirations of statutes of limitations. In 2024, the Company received closure notices and assessments from the U.K. tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments and resolving this matter through litigation or alternative dispute resolution may take several years. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company. However, an adverse resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-U.S. jurisdictions where the Company operates, including the U.K. and Ireland. Parts of the minimum tax rules were applicable in 2024, with the remaining provisions becoming fully effective for 2025. This minimum tax is treated as a period cost and does not have a material impact on the Company's financial results from operations for the current period. The Company continues to monitor legislative developments, as well as additional guidance from countries that have enacted Pillar Two legislation, and will ensure it complies with any changes.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2024 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended March 31,
(In millions)	2025	2024
Marsh:
EMEA	$1,059	$1,025
Asia Pacific	335	336
Latin America	124	125
Total International	1,518	1,486
U.S./Canada	1,935	1,517
Total Marsh	3,453	3,003
Guy Carpenter	1,206	1,148
Subtotal	4,659	4,151
Fiduciary interest income	103	122
Total Risk and Insurance Services	$4,762	$4,273

Mercer:
Wealth	$670	$672
Health	608	538
Career	218	215
Total Mercer	1,496	1,425
Oliver Wyman Group	818	789
Total Consulting	$2,314	$2,214
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	March 31, 2025	December 31, 2024
Contract assets	$502	$473
Contract liabilities	$952	$866
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

Contract assets are included in other current assets in the Company's consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in current liabilities in the Company's consolidated balance sheets. Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the contract liability balance at the beginning of each of those periods was $340 million and $315 million, respectively.
The amount of revenue recognized for the three months ended March 31, 2025 and 2024 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $27 million and $14 million, respectively.
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
Risk and Insurance Services revenue includes interest on fiduciary assets of $103 million and $122 million for the three months ended March 31, 2025 and 2024, respectively.
Net uncollected premiums and claims and the related payables were $16.3 billion at March 31, 2025, and $15.1 billion at December 31, 2024. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Net income before non-controlling interests	$1,412	$1,424
Less: Net income attributable to non-controlling interests	31	24
Net income attributable to the Company	$1,381	$1,400
Basic weighted average common shares outstanding	492	492
Dilutive effect of potentially issuable common shares	3	5
Diluted weighted average common shares outstanding	495	497
Average stock price used to calculate common stock equivalents	$226.78	$199.39

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the three months ended March 31, 2025 and 2024:

(In millions)	2025	2024
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$65	$372
Fiduciary liabilities assumed	(15)	(5)
Liabilities assumed	(7)	(15)
Fair value of previously-held equity investment	(15)	—
Contingent/deferred purchase consideration	(10)	(51)
Net cash outflow for acquisitions	$18	$301

(In millions)	2025	2024
Interest paid	$317	$225
Income taxes paid, net of refunds	$237	$239
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2025	2024
Operating:
Contingent consideration payments for prior year acquisitions	$(14)	$(14)
Acquisition/disposition related net charges for adjustments	9	6
Adjustments and payments related to contingent consideration	$(5)	$(8)
Financing:
Contingent consideration for prior year acquisitions	$(5)	$(12)
Deferred consideration related to prior year acquisitions	(27)	(3)
Payments of deferred and contingent consideration for acquisitions	$(32)	$(15)
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $339 million and $309 million for the three months ended March 31, 2025 and 2024, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $112 million and $103 million for the three months ended March 31, 2025 and 2024, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three months ended March 31, 2025 and 2024, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2025	$(3,408)	$(2,832)	$(6,240)
Other comprehensive (loss) income before reclassifications	(74)	411	337
Amounts reclassified from accumulated other comprehensive income	7	—	7
Net current period other comprehensive (loss) income	(67)	411	344
Balance at March 31, 2025 (a)	$(3,475)	$(2,421)	$(5,896)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2024	$(3,101)	$(2,194)	$(5,295)
Other comprehensive income (loss) before reclassifications	33	(251)	(218)
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current period other comprehensive income (loss)	37	(251)	(214)
Balance at March 31, 2024 (a)	$(3,064)	$(2,445)	$(5,509)
(a)At March 31, 2025 and 2024, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion and $1.5 billion, respectively.
The components of other comprehensive (loss) income for the three months ended March 31, 2025 and 2024 are as follows:

Three Months Ended March 31,	2025			2024
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$402	$(9)	$411	$(244)	$7	$(251)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Net actuarial losses (a)	10	3	7	6	2	4
Subtotal	10	3	7	6	2	4
Foreign currency translation adjustments	(100)	(24)	(76)	44	11	33
Effect of remeasurement	(3)	(1)	(2)	—	—	—
Effect of settlement	5	1	4	—	—	—
Pension/post-retirement plans (losses) gains	(88)	(21)	(67)	50	13	37
Other comprehensive income (loss)	$314	$(30)	$344	$(194)	$20	$(214)
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
The Risk and Insurance Services segment completed 3 acquisitions for the three months ended March 31, 2025:
•January – Guy Carpenter acquired the remaining 51.5% ownership share in Carpenter Turner Cyprus Ltd., a Greece-based insurance broker, that provides reinsurance and advisory services, including treaty and facultative reinsurance, data and analytics, strategic advisory, and capital markets solutions.
•February – Marsh acquired Fontana Rava-Toscano & Partners S.r.l. ("FRT"), an Italy-based insurance broker, that offers property and casualty insurance brokerage and risk consulting.
•March – Marsh acquired Cohere Insurance Solutions, an Australia-based insurance broker, that specializes in life sciences, start-up and professional services businesses.
Total purchase consideration for acquisitions made for the three months ended March 31, 2025 was $62 million, which consisted of cash paid of $37 million, deferred and estimated contingent purchase consideration of $10 million, and the remeasurement to fair value of a previously held equity method investment upon consolidation of $15 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the three months ended March 31, 2025, the Company also paid $27 million of deferred purchase consideration and $19 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2025, based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions through March 31, 2025
(In millions)
Cash	$37
Estimated fair value of deferred/contingent purchase consideration	10
Fair value of previously-held equity method investment	15
Total consideration	$62
Allocation of purchase price:
Cash and cash equivalents	$4
Cash and cash equivalents held in a fiduciary capacity	15
Net receivables	2
Other current assets	1
Goodwill	33
Other intangible assets	24
Right of use assets	1
Other assets	4
Total assets acquired	84
Current liabilities	2
Fiduciary liabilities	15
Other liabilities	5
Total liabilities assumed	22
Net assets acquired	$62
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

The following table provides information about other intangible assets acquired in 2025:

Other intangible assets through March 31, 2025 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$22	12.9 years
Other	2	5.0 years
Total other intangible assets	$24
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The following table provides information about the consolidated statements of income for each respective period:

Results for the three months ended March 31,
(In millions)	2025	2024
Revenue	$3	$14
Operating income (loss)	$1	$(6)
The Company incurred approximately $78 million and $3 million of acquisition related expenses for the three months ended March 31, 2025 and 2024, respectively. In 2025, these costs included approximately $69 million of integration and retention related costs in connection with the acquisition of McGriff. Acquisition related expenses are included in other operating expenses in the Company's consolidated statements of income.
In first quarter of 2025, in connection with its increased investment in Carpenter Turner Cyprus Ltd., the Company recorded a gain of $13 million related to the remeasurement of its previously held equity method investment to fair value upon consolidation. The fair value of the pre-existing equity method investment was calculated considering both an income approach based on discounted future cash flows and market approach.
Dispositions
In the first quarter of 2025, the Company sold Marsh McLennan Agency's ("MMA") Technology Consulting and Administrative Solutions ("TCAS") business for approximately $25 million, and recorded a gain of $15 million, which is included in revenue in the consolidated statements of income.
Prior year acquisitions
The Risk and Insurance Services segment completed 10 acquisitions in 2024:
•January – Marsh acquired NOSCO Insurance Service Company Ltd., a Japan-based insurance broker that provides affinity type schemes, corporate and personal lines insurance.
•March – MMA acquired Louisiana-based insurance brokers, Querbes & Nelson ("Q&N") and Louisiana Companies. Q&N offers business insurance, employee benefits, and alternative risk financing consulting to a variety of businesses with specific expertise in energy services, commercial contractors, and transportation. Louisiana Companies provides business and personal lines insurance to businesses and individuals with specific expertise in the construction, manufacturing, distributor, healthcare, and hospitality industries.
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

•August – MMA acquired The Horton Group, Inc., an Illinois-based insurance broker that offers property and casualty insurance, employee benefits consultation, and personal lines coverage to businesses and individuals.
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
For the first three months of 2024, the Company also paid $3 million of deferred purchase consideration and $26 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
Prior year dispositions
On December 31, 2024, the Company sold Oliver Wyman Group's Celent advisory business.
In the third quarter of 2024, the Company obtained regulatory approval and completed its definite agreement to exit its businesses in Russia and transfer ownership to local management in accordance with an agreement entered into in 2022.
On January 1, 2024, the Company sold its Mercer U.K. pension administration and U.S. health and benefits administration businesses for approximately $114 million and recorded a gain of $21 million, which is included in revenue in the consolidated statements of income. As part of the disposition of the businesses, the Company incurred exit costs of $18 million. These costs are included in expenses in the Company's consolidated statements of income.

Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company in 2025 and 2024. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2025 is as if they occurred on January 1, 2024, and reflects acquisitions made in 2024, as if they occurred on January 1, 2023.
The unaudited pro-forma financial data includes the effects of amortization of acquired intangibles and acquisition related costs in all years. The unaudited pro-forma information presented in the table below also includes additional adjustments for revenue and interest expense related to the issuance of debt.
The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenue	$7,063	$6,924
Net income attributable to the Company	$1,382	$1,389
Basic net income per share attributable to the Company	$2.81	$2.82
Diluted net income per share attributable to the Company	$2.79	$2.80
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived intangible assets at March 31, 2025 and December 31, 2024.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2025	2024
Balance at January 1,	$23,306	$17,231
Goodwill acquired	33	216
Other adjustments (a)	199	(133)
Balance at March 31,	$23,538	$17,314
(a)Primarily reflects the impact of foreign exchange.

The goodwill from acquisitions in 2025 and 2024 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2025 in the Risk and Insurance Services segment, was not deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at March 31, 2025 is $19.0 billion for Risk and Insurance Services and $4.5 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025			December 31, 2024
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$6,752	$2,139	$4,613	$6,650	$1,961	$4,689
Other (a)	487	364	123	476	345	131
Other intangible assets	$7,239	$2,503	$4,736	$7,126	$2,306	$4,820
(a)Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three months ended March 31, 2025 and 2024, was $139 million and $90 million respectively.
The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2025 (excludes amortization through March 31, 2025)	$374
2026	497
2027	460
2028	437
2029	408
Subsequent years	2,560
Total future amortization	$4,736

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/25	12/31/24	03/31/25	12/31/24	03/31/25	12/31/24	03/31/25	12/31/24
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$11	$7	$—	$—	$—	$—	$11	$7
Mutual funds (a)	191	194	—	—	—	—	191	194
Unit investment trust (a)	—	—	—	83	—	—	—	83
Money market funds (b)	355	353	—	—	—	—	355	353
Total assets measured at fair value	$557	$554	$—	$83	$—	$—	$557	$637
Fiduciary Assets:
Money market funds	$59	$76	$—	$—	$—	$—	$59	$76
Total fiduciary assets measured at fair value	$59	$76	$—	$—	$—	$—	$59	$76
Liabilities:
Contingent purchase consideration liabilities (c)	$—	$—	$—	$—	$160	$161	$160	$161
Total liabilities measured at fair value	$—	$—	$—	$—	$160	$161	$160	$161
(a)Included in other assets in the consolidated balance sheets.
(b)Included in cash and cash equivalents in the consolidated balance sheets.
(c)Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
For the three months ended March 31, 2025 and 2024, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In millions)	2025	2024
Balance at January 1,	$161	$252
Net additions	5	13
Payments	(19)	(26)
Revaluation impact	9	6
Other	4	(3)
Balance at end of period	$160	$242
Long-Term Investments
The Company has investments in certain private equity funds as well as in public and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $269 million and $257 million at March 31, 2025 and December 31, 2024, respectively.
Private Equity Investments
The Company's investments in private equity funds were $195 million and $182 million at March 31, 2025 and December 31, 2024, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $2 million for the three months ended March 31, 2025 and net investment losses from these investments of $1 million for the three months ended March 31, 2024.

At March 31, 2025, the Company has commitments of potential future investments of approximately $105 million in private equity funds that invest primarily in financial services companies.
Investments in Public and Private Companies
The Company has investments in private insurance brokerage and consulting companies with a carrying value of $74 million and $75 million at March 31, 2025 and December 31, 2024, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Other Investments
The Company held equity investments with readily determinable market values at March 31, 2025 and December 31, 2024, of $22 million and $19 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded a mark-to-market gain on these investments of $3 million and $2 million, respectively.
The Company also held investments without readily determinable market values of $17 million and $16 million at March 31, 2025 and December 31, 2024, respectively.
In January 2025, the Company disposed an investment in a unit trust fund.
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
The U.S. dollar value of the Euro notes increased by $41 million through March 31, 2025 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the three months ended March 31, 2025.

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
The following table provides additional information about the Company’s property leases:

	Three Months Ended March 31,
(In millions, except weighted average data)	2025	2024
Lease Cost:
Operating lease cost (a)	$86	$82
Short-term lease cost	2	1
Variable lease cost	32	26
Sublease income	(4)	(3)
Net lease cost	$116	$106
Other information:
Operating cash outflows from operating leases	$98	$93
Right of use assets obtained in exchange for new operating lease liabilities	$30	$36
Weighted average remaining lease term – real estate	7.4 years	7.8 years
Weighted average discount rate – real estate leases	3.71%	3.44%
(a)Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at March 31, 2025 are as follows:

(In millions)	Real Estate Leases
2025 (excludes payments through March 31, 2025)	$291
2026	367
2027	324
2028	246
2029	205
2030	169
Subsequent years	550
Total future lease payments	2,152
Less: Imputed interest	(262)
Total	$1,890
Current lease liabilities	$327
Long-term lease liabilities	1,563
Total lease liabilities	$1,890
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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit cost or credit for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
March 31,	2025	2024
Weighted average assumptions:
Discount rate	5.36%	4.95%
Expected return on plan assets	5.43%	5.44%
Rate of compensation increase *	3.16%	3.16%
(*)There are no rate of compensation increase assumptions for the primary U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives, and 50% fixed income. At March 31, 2025, the actual allocation for the U.S. plans was 50% equities and equity alternatives, and 50% fixed income. The target allocation for the U.K. plans at March 31, 2025 is 12% equities and equity alternatives, and 88% fixed income. At March 31, 2025, the actual allocation for the U.K. plans was 10% equities and equity alternatives and 90% fixed income. The Company's U.K. plans comprised approximately 78% of non-U.S. plan assets at December 31, 2024. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions.
The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2025	2024
Service cost	$6	$6
Interest cost	145	144
Expected return on plan assets	(204)	(219)
Recognized actuarial loss	10	8
Net periodic benefit credit	$(43)	$(61)
Settlement loss	5	—
Net benefit credit	$(38)	$(61)
The following tables provide the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2025	2024
Compensation and benefits expense	$6	$6
Other net benefit credits (a)	(44)	(67)
Net benefit credit	$(38)	$(61)
(a)For the three months ended March 31, 2025, the Company recorded $1 million of net benefit cost related to the post-retirement plans.

The components of the net benefit credit for the U.S. defined benefit plans are as follows:

U.S. Plans only
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2025	2024
Interest cost	$64	$62
Expected return on plan assets	(73)	(76)
Recognized actuarial loss	6	5
Net benefit credit	$(3)	$(9)
The components of the net benefit credit for the non-U.S. defined benefit plans are as follows:

Significant non-U.S. Plans only
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2025	2024
Service cost	$6	$6
Interest cost	81	82
Expected return on plan assets	(131)	(143)
Recognized actuarial loss	4	3
Net periodic benefit credit	$(40)	$(52)
Settlement loss	5	—
Net benefit credit	$(35)	$(52)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2025 of approximately $18 million compared to contributions of $24 million for the corresponding quarter in the prior year. The Company expects to contribute approximately $62 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2025.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans was $56 million and $49 million for the three months ended March 31, 2025 and 2024, respectively. The cost of the U.K. DC Plans was $56 million and $52 million for the three months ended March 31, 2025 and 2024, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2025	December 31, 2024
Short-term:
Commercial paper	$1,048	$—
Current portion of long-term debt	619	519
	$1,667	$519
Long-term:
Senior notes – 3.50% due 2025	$—	$500
Senior notes – 1.349% due 2026	601	579
Senior notes – 3.75% due 2026	600	599
Senior notes – 4.550% due 2027	944	945
Senior notes – Floating due 2027	298	299
Senior notes – 4.375% due 2029	1,500	1,499
Senior notes – 1.979% due 2030	585	566
Senior notes – 2.25% due 2030	743	742
Senior notes – 4.65% due 2030	991	991
Senior notes – 2.375% due 2031	397	397
Senior notes – 4.850% due 2031	992	992
Senior notes – 5.750% due 2032	494	494
Senior notes – 5.875% due 2033	299	299
Senior notes – 5.400% due 2033	593	593
Senior notes – 5.150% due 2034	496	495
Senior notes – 5.00% due 2035	1,981	1,982
Senior notes – 4.75% due 2039	496	496
Senior notes – 5.35% due 2044	494	495
Senior notes – 4.35% due 2047	494	494
Senior notes – 4.20% due 2048	593	593
Senior notes – 4.90% due 2049	1,239	1,239
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	491	491
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	989	989
Senior notes – 5.450% due 2054	493	493
Senior notes – 5.40% due 2055	1,478	1,479
Mortgage – 5.70% due 2035	262	267
Other	1	2
	19,481	19,947
Less: current portion	619	519
	$18,862	$19,428
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $1.0 billion of commercial paper outstanding at March 31, 2025, at an average effective interest rate of 4.65%. The Company did not have any commercial paper outstanding at December 31, 2024.

Credit Facilities
The Company has a $3.5 billion multi-currency unsecured five-year credit facility (the "Credit Facility") expiring October 2028. Borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) the Securities Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly. The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At March 31, 2025 and December 31, 2024, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $122 million and $123 million, at March 31, 2025 and December 31, 2024, respectively. There were no outstanding borrowings under these facilities at March 31, 2025 and December 31, 2024.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $180 million and $163 million, at March 31, 2025 and December 31, 2024, respectively.
Senior Notes
In March 2025, the Company repaid $500 million of 3.50% senior notes at maturity.
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
The Company used the net proceeds from the November 2024 Notes offering to fund, in part, the McGriff acquisition, including the payment of related fees and expenses, as well as for general corporate purposes.
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

	March 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,667	$1,663	$519	$518
Long-term debt	$18,862	$18,393	$19,428	$18,734

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
15.    Restructuring Costs
The Company incurred a total of $32 million for remaining restructuring activities for the three months ended March 31, 2025, primarily related to severance and lease exit charges.
For the three months ended March 31, 2024, the Company incurred $42 million of restructuring costs, primarily related to the Company initiated activities in the fourth quarter of 2022 focused on workforce actions, rationalization of technology and functional services, and reductions in real estate that were completed at the end of 2024.
The Company incurred restructuring costs as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Risk and Insurance Services	$23	$22
Consulting	8	11
Corporate	1	9
Total	$32	$42
Details of the restructuring activity from January 1, 2024 through March 31, 2025, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2024	$89	$39	$—	$2	$130
2024 charges	163	66	25	22	276
Cash payments	(177)	(45)	(24)	(24)	(270)
Non-cash charges	—	(18)	(1)	—	(19)
Liability at December 31, 2024	$75	$42	$—	$—	$117
2025 charges	23	9	—	—	32
Cash payments	(45)	(12)	—	—	(57)
Non-cash charges	—	(1)	—	—	(1)
Liability at March 31, 2025	$53	$38	$—	$—	$91
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
For the three months ended March 31, 2025, the Company repurchased 1.3 million shares of its common stock for $300 million. At March 31, 2025, the Company remained authorized to repurchase up to approximately $2.0 billion in shares of its common stock. There is no time limit on the authorization. For the three months ended March 31, 2024, the Company repurchased 1.5 million shares of its common stock for $300 million.
The Company issued approximately 2.6 million and 2.3 million shares related to stock compensation and employee stock purchase plans for the three months ended March 31, 2025 and 2024, respectively.
In March 2025, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in May 2025. In February 2025, the Company paid the quarterly dividend declared in January 2025 by the Company's Board of Directors of $0.815 per share on outstanding common stock.
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
Our activities are regulated under the laws of the U.S. and its various states, the U.K., the European Union (E.U.) and its member states, Australia and the many other jurisdictions in which the Company operates.
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
•From 2014, Marsh Ltd. was engaged by Greensill Capital (UK) Limited and its affiliates as its insurance broker. Marsh Ltd. placed a number of trade credit insurance policies for Greensill. On March 1, 2021, Greensill filed an action against certain of its trade credit insurers in Australia seeking a mandatory injunction compelling these insurers to renew coverage under expiring policies. Later that day, the Australian court denied Greensill’s application. Since then, a number of Greensill entities have filed for, or been subject to, insolvency proceedings, and several litigations and investigations have been commenced in the U.K., Australia, Germany, Switzerland and the U.S., including claims brought by Greensill's administrators and loss payees under Greensill's trade credit insurance policies. In June 2023, White Oak, one such loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In November 2023, Credit Suisse, another loss payee, added Marsh Ltd. as a party to the omnibus trade credit insurance policy litigation among Greensill and its insurers and loss payees in Australia. In November 2024, Greensill Bank AG (in insolvency), an affiliate of Greensill and an insured entity under the policies, added Marsh Pty Ltd as a party to the same omnibus litigation in Australia. The claims by the loss payees allege that Marsh Ltd., failed to take required steps to make complete and accurate representations to them in their respective capacities as loss payees and, in the case of White Oak, that Marsh Ltd. either knew certain representations to be false or was reckless as to the truth or falsity of the same. In February 2025, Greensill Bank AG circulated an example draft pleading and sought Marsh Ltd.'s consent to amend their claims in the omnibus litigation to join Marsh Ltd. If Marsh Ltd. does not consent, they indicated their intention to seek an order from the Australian court to join Marsh Ltd. to the omnibus litigation.
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
18.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s operating segments are: Marsh, Guy Carpenter, Mercer and Oliver Wyman Group. The four segments are aggregated into two operating and reporting segments as follows:
•Risk and Insurance Services, comprising Marsh (insurance services) and Guy Carpenter (reinsurance services); and
•Consulting, comprising Mercer and Oliver Wyman Group.
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies, in the Company's 2024 Form 10-K. Revenues are attributed to geographic areas based on location out of which the services are performed.
The Chief Executive Officer, as the Company's Chief Operating Decision Maker ("CODM"), evaluates segment performance and allocates resources based on segment operating income, which includes directly related expenses, and charges or credits related to restructuring but not the Company's corporate level expenses. Segment operating income is also used to monitor budget versus actual results.

Selected information about the Company’s segments is as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other operating expenses	Operating Income (Loss)
2025 –
Risk and Insurance Services	$4,762	(a)	$2,451	$50	$120	$528	$1,613
Consulting	2,314	(b)	1,363	24	19	452	456
Total Segments	7,076		3,814	74	139	980	2,069
Corporate/Eliminations	(15)		36	14	—	(1)	(64)
Total Consolidated	$7,061		$3,850	$88	$139	$979	$2,005
2024 –
Risk and Insurance Services	$4,273	(a)	$2,118	$46	$79	$465	$1,565
Consulting	2,214	(b)	1,314	37	11	420	432
Total Segments	6,487		3,432	83	90	885	1,997
Corporate/Eliminations	(14)		38	16	—	4	(72)
Total Consolidated	$6,473		$3,470	$99	$90	$889	$1,925
(a)Includes interest income on fiduciary funds of $103 million and $122 million in 2025 and 2024, respectively. Revenue in 2025 also includes $28 million from a gain on the sale of the TCAS business and a gain on remeasurement of a previously held equity method investment to fair value upon consolidation.
(b)Includes inter-segment revenue of $15 million and $13 million in 2025 and 2024, respectively. Revenue in 2024 also includes a net gain of $21 million from the sale of Mercer's U.K. pension administration and U.S. health and benefits administration businesses.
Other Risk and Insurance Services and Consulting segment expenses consist primarily of costs such as travel and entertainment, outside services, information and technology, and facilities and equipment.
The Company does not report its assets by segment, including capital expenditures, as that information is not used by the CODM in assessing segment performance and allocating resources.
Details of operating segment revenue are as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Risk and Insurance Services
Marsh	$3,520	$3,081
Guy Carpenter	1,242	1,192
Total Risk and Insurance Services	4,762	4,273
Consulting
Mercer	1,496	1,425
Oliver Wyman Group	818	789
Total Consulting	2,314	2,214
Total Segments	7,076	6,487
Corporate Eliminations	(15)	(14)
Total	$7,061	$6,473

19.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Marsh & McLennan Companies, Inc., and its consolidated subsidiaries (Marsh McLennan or the "Company") is a global professional services firm in the areas of risk, strategy and people. The Company helps clients build the confidence to thrive through the power of its four market-leading businesses. With annual revenue of $24 billion, the Company has more than 90,000 colleagues advising clients in 130 countries.
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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three months ended March 31, 2025, compared to the corresponding period in 2024, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each reportable segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three months ended March 31, 2024, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended March 31, 2024.
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

Financial Highlights
•Consolidated revenue for the three months ended March 31, 2025 was $7.1 billion, an increase of 9%, or 4% on an underlying basis.
•Consolidated operating income for the three months ended March 31, 2025 increased $80 million, or 4% to $2.0 billion, compared to the corresponding period in the prior year. Net income attributable to the Company was $1.4 billion. Earnings per share on a diluted basis decreased to $2.79 from $2.82, or 1%, compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended March 31, 2025 was $4.8 billion, an increase of 11%, or 4% on an underlying basis. Operating income was $1.6 billion, consistent with the corresponding period in the prior year.
•Marsh's revenue for the three months ended March 31, 2025 was $3.5 billion, an increase of 15%, or 5% on an underlying basis. Guy Carpenter's revenue for the three months ended March 31, 2025 was $1.2 billion, an increase of 5% on both a reported and underlying basis.
•Consulting revenue for the three months ended March 31, 2025 was $2.3 billion, an increase of 5%, or 4% on an underlying basis. Operating income was $456 million, compared with $432 million for the corresponding period in the prior year.
•Mercer's revenue for the three months ended March 31, 2025 was $1.5 billion, an increase of 5%, or 4% on an underlying basis. Oliver Wyman Group's revenue for the three months ended March 31, 2025 was $818 million, an increase of 4% on both a reported and an underlying basis.
•The Company completed 3 acquisitions in the first quarter of 2025 for total purchase consideration of $62 million in the RIS segment.
•In March 2025, the Company repaid $500 million of 3.50% senior notes at maturity.
•For the three months ended March 31, 2025, the Company repurchased 1.3 million shares for $300 million.
•In March 2025, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in May 2025.
* * * * *
The macroeconomic and geopolitical environment including multiple major wars and global conflicts, tariffs or changes in trade policies, slower GDP growth or recession, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates could impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see "Part I, Item 1A. Risk Factors" in our annual Report on Form 10-K for the year ended December 31, 2024.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenue	$7,061	$6,473
Expense:
Compensation and benefits	3,850	3,470
Other operating expenses	1,206	1,078
Operating expenses	5,056	4,548
Operating income	$2,005	$1,925
Income before income taxes	$1,827	$1,871
Net income before non-controlling interests	$1,412	$1,424
Net income attributable to the Company	$1,381	$1,400
Net income per share attributable to the Company:
– Basic	$2.81	$2.84
– Diluted	$2.79	$2.82
Average number of shares outstanding:
– Basic	492	492
– Diluted	495	497
Shares outstanding at March 31,	493	493
Consolidated operating income increased $80 million, or 4% to $2.0 billion for the three months ended March 31, 2025, compared to $1.9 billion for the corresponding period in the prior year, reflecting a 9% increase in revenue and an 11% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 11% and 5%, respectively.
The Company's revenue and expenses for the three months ended March 31, 2025, include the results of operations of McGriff Insurance Services, LLC ("McGriff'") in the Risk and Insurance Services segment.
For the three months ended March 31, 2025, operating income was impacted by foreign exchange movements across both segments due to the strengthening of the U.S. dollar, compared to the corresponding period in the prior year.
Diluted earnings per share decreased to $2.79 from $2.82, or 1% from the prior year. The decrease is the result of lower income before taxes driven primarily by higher interest expense for the three months ended March 31, 2025, compared to the corresponding period in the prior year.

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
The following tables present the Company's non-GAAP revenue for the three months ended March 31, 2025 and 2024, and the related non-GAAP underlying revenue change:

Three Months Ended March 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Risk and Insurance Services
Marsh	$3,453	$3,003	15%	$3,141	$2,995	5%
Guy Carpenter	1,206	1,148	5%	1,204	1,148	5%
Subtotal	4,659	4,151	12%	4,345	4,143	5%
Fiduciary interest income	103	122		99	122
Total Risk and Insurance Services	4,762	4,273	11%	4,444	4,265	4%
Consulting
Mercer	1,496	1,425	5%	1,458	1,403	4%
Oliver Wyman Group	818	789	4%	817	785	4%
Total Consulting	2,314	2,214	5%	2,275	2,188	4%
Corporate Eliminations	(15)	(14)		(15)	(14)
Total Revenue	$7,061	$6,473	9%	$6,704	$6,439	4%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended March 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Marsh:
EMEA	$1,059	$1,025	3%	$1,089	$1,024	6%
Asia Pacific	335	336	—	343	332	4%
Latin America	124	125	(1)%	135	125	8%
Total International	1,518	1,486	2%	1,567	1,481	6%
U.S./Canada	1,935	1,517	28%	1,574	1,514	4%
Total Marsh	$3,453	$3,003	15%	$3,141	$2,995	5%
Mercer:
Wealth	$670	$672	—	$625	$606	3%
Health	608	538	13%	620	582	7%
Career	218	215	2%	213	215	(1)%
Total Mercer	$1,496	$1,425	5%	$1,458	$1,403	4%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three months ended March 31, 2025 and 2024:

	2025				2024
Three Months Ended March 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$3,453	$53	$(365)	$3,141	$3,003	$(8)	$2,995
Guy Carpenter	1,206	13	(15)	1,204	1,148	—	1,148
Subtotal	4,659	66	(380)	4,345	4,151	(8)	4,143
Fiduciary interest income	103	1	(5)	99	122	—	122
Total Risk and Insurance Services	4,762	67	(385)	4,444	4,273	(8)	4,265
Consulting
Mercer (b)	1,496	32	(70)	1,458	1,425	(22)	1,403
Oliver Wyman Group	818	8	(9)	817	789	(4)	785
Total Consulting	2,314	40	(79)	2,275	2,214	(26)	2,188
Corporate Eliminations	(15)	—	—	(15)	(14)	—	(14)
Total Revenue	$7,061	$107	$(464)	$6,704	$6,473	$(34)	$6,439
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2025				2024
Three Months Ended March 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$1,059	$28	$2	$1,089	$1,025	$(1)	$1,024
Asia Pacific	335	8	—	343	336	(4)	332
Latin America	124	11	—	135	125	—	125
Total International	1,518	47	2	1,567	1,486	(5)	1,481
U.S./Canada (a)	1,935	6	(367)	1,574	1,517	(3)	1,514
Total Marsh	$3,453	$53	$(365)	$3,141	$3,003	$(8)	$2,995
Mercer:
Wealth (b)	$670	$15	$(60)	$625	$672	$(66)	$606
Health (b)	608	12	—	620	538	44	582
Career	218	5	(10)	213	215	—	215
Total Mercer	$1,496	$32	$(70)	$1,458	$1,425	$(22)	$1,403
(a)Acquisitions, dispositions and other in 2025 includes the impact of McGriff.
(b)Acquisitions, dispositions and other in 2024 includes a net gain of $21 million from the sale of the U.K. pension administration and U.S. health and benefits administration businesses, that comprised of a $66 million gain in Wealth, offset by a $45 million loss in Health.
Note: Amounts in the tables above are rounded to whole numbers.

Consolidated Revenue
Consolidated revenue increased $588 million, or 9%, to $7.1 billion for the three months ended March 31, 2025, compared to $6.5 billion for the three months ended March 31, 2024. Consolidated revenue increased 4% on an underlying basis and 7% from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation. On an underlying basis, revenue increased 4% for the three months ended March 31, 2025, in both the Risk and Insurance Services and Consulting segments.
Consolidated revenue growth for the three months ended March 31, 2025 reflects continued demand for our advice and solutions.
Consolidated Operating Expenses
Consolidated operating expenses increased $508 million, or 11%, to $5.1 billion for the three months ended March 31, 2025, compared to $4.5 billion for the three months ended March 31, 2024. Expenses reflect a 9% increase from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation.
Consolidated operating expenses for the three months ended March 31, 2025 increased due to compensation and benefits, primarily in RIS, driven by higher base salaries and incentive compensation.
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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2025	2024
Revenue	$4,762	$4,273
Compensation and benefits	2,451	2,118
Other operating expenses	698	590
Operating expenses	3,149	2,708
Operating income	$1,613	$1,565
Operating income margin	33.9%	36.6%
Revenue
Revenue in the Risk and Insurance Services segment increased $489 million, or 11%, to $4.8 billion for the three months ended March 31, 2025, compared to $4.3 billion for the three months ended March 31, 2024. Revenue increased 4% on an underlying basis and 9% from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation. Interest earned on fiduciary funds decreased $19 million to $103 million for the three months ended March 31, 2025, compared to $122 million for the three months ended March 31, 2024, due to lower average interest rates compared to the corresponding period in the prior year.
In Risk and Insurance Services, underlying revenue growth for the three months ended March 31, 2025 was driven by retention and new business growth at Marsh and Guy Carpenter.
Marsh's revenue increased $450 million, or 15%, to $3.5 billion for the three months ended March 31, 2025, compared to $3.0 billion for the three months ended March 31, 2024. This reflects an increase of 5% on an underlying basis and 12% from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation. U.S./Canada rose 4% on an underlying basis. Total International operations produced underlying revenue growth of 6%, reflecting growth of 8% in Latin America, 6% in EMEA, and 4% in Asia Pacific.
Guy Carpenter's revenue increased $58 million, or 5%, to $1.2 billion for the three months ended March 31, 2025, compared to $1.1 billion for the three months ended March 31, 2024. This reflects an increase of 5% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation.

At Guy Carpenter, underlying revenue growth for the three months ended March 31, 2025 was driven by growth across all regions and global specialties.
The Risk and Insurance Services segment completed 3 acquisitions for the three months ended March 31, 2025. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurances Services segment increased $441 million, or 16%, to $3.1 billion for the three months ended March 31, 2025, compared to $2.7 billion for the three months ended March 31, 2024. Expenses reflect a 12% increase from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation.
Expenses for the three months ended March 31, 2025 increased primarily due to compensation and benefits driven by higher base salaries and incentive compensation. Expenses also include integration and retention related costs of $69 million and higher intangibles amortization cost of $41 million primarily related to the acquisition of McGriff.
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
The results of operations for the Consulting segment are as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2025	2024
Revenue	$2,314	$2,214
Compensation and benefits	1,363	1,314
Other operating expenses	495	468
Operating expenses	1,858	1,782
Operating income	$456	$432
Operating income margin	19.7%	19.5%
Revenue
Consulting revenue increased $100 million, or 5%, to $2.3 billion for the three months ended March 31, 2025, compared to $2.2 billion for the three months ended March 31, 2024. This reflects an increase of 4% on an underlying basis and 2% from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation.
In Consulting, underlying revenue growth for the three months ended March 31, 2025 was driven by both Mercer and Oliver Wyman Group.
Mercer's revenue increased $71 million, or 5%, to $1.5 billion for the three months ended March 31, 2025, compared to $1.4 billion for the three months ended March 31, 2024. This reflects an increase of 4% on an underlying basis and 3% from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation. On an underlying basis, revenue for Health and Wealth increased 7% and 3%, respectively, and decreased 1% in Career, as compared to the corresponding period in the prior year.
Underlying revenue growth at Mercer was driven by continued solid growth in Health and continued demand in Wealth. Health reflected growth across all regions. Wealth growth was driven by investment management. Career revenue benefited from growth in international offset by slower demand in the U.S.
Revenue for the three months ended March 31, 2024 includes a net gain of $21 million from the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses.

Oliver Wyman Group's revenue increased $29 million, or 4%, to $818 million for the three months ended March 31, 2025, compared to $789 million for the three months ended March 31, 2024. This reflects an increase of 4% on an underlying basis and 1% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation.
The increase in underlying revenue growth at Oliver Wyman Group for the three months ended March 31, 2025 was led by the U.S.
Operating Expenses
In the Consulting segment, expenses increased $76 million, or 4%, to $1.9 billion for the three months ended March 31, 2025, compared to $1.8 billion for the three months ended March 31, 2024. Expenses reflect a 4% increase from acquisitions, partially offset by a decrease of 2% from the impact of foreign currency translation.
Expenses for the three months ended March 31, 2025 increased primarily due to compensation and benefits driven by higher base salaries and incentive compensation.
For the three months ended March 31, 2024, expenses also reflected acquisition and disposition costs of $21 million, primarily related to exit costs for the disposition of the Mercer U.K. pension administration and U.S. health benefits administration businesses in 2024.
Corporate and Other
Corporate expenses decreased $8 million, or 12%, to $64 million for the three months ended March 31, 2025, compared to $72 million for the three months ended March 31, 2024, primarily due to lower restructuring costs compared to the corresponding period in the prior year.
Interest Income
Interest income was $19 million for the three months ended March 31, 2025, compared to $37 million for the three months ended March 31, 2024. Interest income decreased $18 million for the three months ended March 31, 2025, due to lower average corporate funds compared to the corresponding period in the prior year.
Interest Expense
Interest expense was $245 million for the three months ended March 31, 2025, compared to $159 million for the three months ended March 31, 2024. Interest expense increased $86 million for the three months ended March 31, 2025, reflecting higher levels of debt and higher interest rates, compared to the corresponding period in the prior year.
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
The Company recorded net investment income of $5 million for the three months ended March 31, 2025 compared to net investment income of $1 million for the three months ended March 31, 2024.
Income and Other Taxes
The Company's effective tax rate for the three months ended March 31, 2025 was 22.7%, compared with 23.9% for the corresponding period of 2024.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate for the three months ended March 31, 2025 and 2024, by 2.1% and 2.3%, respectively.

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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. In 2024, the Company received closure notices and assessments from the U.K. tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments and resolving this matter through litigation or alternative dispute resolution may take several years. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company. However, an adverse resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $70 million within the next twelve months due to settlement of audits and expiration of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-U.S. jurisdictions where the Company operates, including the U.K. and Ireland. Parts of the minimum tax rules were applicable in 2024, with the remaining provisions becoming fully effective for 2025. This minimum tax is treated as a period cost and does not have a material impact on the Company's financial results from operations for the current period. The Company continues to monitor legislative developments, as well as additional guidance from countries that have enacted Pillar Two legislation, and will ensure it complies with any changes.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At March 31, 2025, the Company had approximately $1.5 billion of cash and cash equivalents in its foreign operations, which includes $476 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the three months ended March 31, 2025, the Company recorded foreign currency translation adjustments which increased net equity by $335 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company used $622 million of cash from operations for the three months ended March 31, 2025, compared to $781 million for the first three months of 2024. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $57 million and $88 million related to its restructuring activities for the three months ended March 31, 2025 and 2024, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. For the three months ended March 31, 2025, the Company contributed $11 million to its U.S. defined benefit pension plans and $7 million to its non-U.S. defined benefit pension plans. For the three months ended March 31, 2024, the Company contributed $8 million to its U.S. defined benefit pension plans and $16 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. For the three months ended March 31, 2025, the Company made contributions of $2 million to its qualified plans and $9 million to its non-qualified plans, and expects to contribute approximately an additional $26 million over the remainder of 2025.
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

In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created (referred to as the "JLT section"). The Company is not required to make any deficit contributions to the JLT section in 2025. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required at the earliest until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $583 million) over a seven year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
The Company expects to fund an additional $36 million to its non-U.S. defined benefit plans over the remainder of 2025, comprising approximately $1 million to the U.K. plans and $35 million to plans outside of the U.K.
Financing Cash Flows
Net cash used for financing activities was $138 million for the three months ended March 31, 2025, compared with $135 million provided by financing activities for the corresponding period in 2024.
Credit Facilities
The Company has a $3.5 billion multi-currency unsecured five-year credit facility (the "Credit Facility") expiring October 2028. Borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) the Securities Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At March 31, 2025 and December 31, 2024, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $122 million and $123 million, at March 31, 2025 and December 31, 2024, respectively. There were no outstanding borrowings under these facilities at March 31, 2025 and December 31, 2024.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $180 million and $163 million, at March 31, 2025 and December 31, 2024, respectively.
Debt
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $1.0 billion of commercial paper outstanding at March 31, 2025, at an average effective interest rate of 4.65%. The Company did not have any commercial paper outstanding at December 31, 2024.
In March 2025, the Company repaid $500 million of 3.50% senior notes at maturity.
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

The Company used the net proceeds from the November 2024 Notes offering to fund, in part, the McGriff acquisition, including the payment of related fees and expenses, as well as for general corporate purposes.
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
Share Repurchases
For the three months ended March 31, 2025, the Company repurchased 1.3 million shares of its common stock for $300 million. At March 31, 2025, the Company remained authorized by the Board of Directors to repurchase up to approximately $2.0 billion in shares of its common stock. There is no time limit on the authorization. For the three months ended March 31, 2024, the Company repurchased 1.5 million shares of its common stock for $300 million.
Dividends
The Company paid dividends on its common stock shares of $405 million ($0.815 per share) for the three months ended March 31, 2025, as compared with $354 million (0.71 per share) for the first three months of 2024.
In March 2025, the Board of Directors of the Company declared a quarterly dividend of $0.815 per share on outstanding common stock, payable in May 2025. In February 2025, the Company paid the quarterly dividend declared in January 2025 by the Company's Board of Directors of $0.815 per share on outstanding common stock.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2025	2024
Operating:
Contingent consideration payments for prior year acquisitions	$(14)	$(14)
Acquisition/disposition related net charges for adjustments	9	6
Adjustments and payments related to contingent consideration	$(5)	$(8)
Financing:
Contingent consideration for prior year acquisitions	$(5)	$(12)
Deferred consideration related to prior year acquisitions	(27)	(3)
Payments of deferred and contingent consideration for acquisitions	$(32)	$(15)
For acquisitions completed during the first three months of 2025 and in prior years, remaining estimated future contingent payments of $160 million and deferred consideration payments of $157 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at March 31, 2025.

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
The U.S. dollar value of the Euro notes increased by $41 million through March 31, 2025, due to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the three months ended March 31, 2025.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $86 million and $829 million for the three months ended March 31, 2025 and 2024, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash provided by investing activities amounted to $26 million for the first three months of 2025, compared with $368 million used for investing activities for the corresponding period in 2024.
The Company paid $18 million and $301 million, net of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made in the first three months of 2025 and 2024, respectively.
In the first quarter of 2025, the Company sold Marsh McLennan Agency's ("MMA") Technology Consulting and Administrative Solutions ("TCAS") business for approximately $25 million, and recorded a gain of $15 million, which is included in revenue in the consolidated statements of income.
On January 1, 2024, the Company sold its Mercer U.K pension administration and U.S. health and benefits administration businesses for approximately $114 million, comprising of cash proceeds of $30 million and deferred consideration of $84 million.
The Company's additions to fixed assets and capitalized software, which amounted to $55 million for the three months ended March 31, 2025, and $87 million for the three months ended March 31, 2024, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash from the sale of long-term investments for the three months ended March 31, 2025 is due to the disposal of an investment in a unit trust fund.
Cash used for long-term investments for the three months ended March 31, 2025 is due to investments in private equity funds. At March 31, 2025, the Company has commitments for potential future investments of approximately $105 million in private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at March 31, 2025:

	Payment due by Period
(In millions)	Total	Within 1 Year		1-3 Years	4-5 Years	After 5 Years
Commercial paper	1,048	1,048	`	—	—	—
Current portion of long-term debt	619	619		—	—	—
Long-term debt	19,032	—		1,885	3,139	14,008
Interest on long-term debt	13,548	904		1,747	1,558	9,339
Net operating leases	2,152	386		664	427	675
Service agreements	456	278		140	36	2
Other long-term obligations (a)	403	93		277	30	3
Total	$37,258	$3,328		$4,713	$5,190	$24,027
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $117 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $58 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act (the "TCJA") of $48 million, which will be paid in installments in the remainder of 2025 through 2026.
Management’s Discussion of Critical Accounting Policies and Estimates
The Company’s discussion of critical accounting policies and estimates that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2024 Form 10-K.
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
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,604	$2,398
Cash and cash equivalents held in a fiduciary capacity	$11,579	$11,276
Based on the above balances at March 31, 2025, if short-term interest rates increased or decreased by 10%, or 38 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $38 million.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension cost. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic cost for 2025 are discussed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements included in our most recently filed Annual Report on Form 10-K. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Discussion of Critical Accounting Estimates - Retirement Benefits" section of our most recently filed Annual Report on Form 10-K.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $104 million. The Company has exposure to over 80 foreign currencies. If exchange rates at March 31, 2025, hold constant for the rest of 2025, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will decrease full year net operating income by approximately $60 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments at March 31, 2025 in both public and private companies as well as private equity funds, including investments of approximately $22 million that are valued using readily determinable fair values and approximately $17 million of investments without readily determinable fair values. The Company also has investments of approximately $269 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 1A. Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.
If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the three months ended March 31, 2025, the Company repurchased 1.3 million shares of its common stock for $300 million. At March 31, 2025, the Company remained authorized to repurchase up to approximately $2.0 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	466,274	$214.4658	466,274	$2,164,087,930
February 1-28, 2025	373,202	$229.0923	373,202	$2,078,590,242
March 1-31 2025	487,504	$234.8731	487,504	$1,964,088,678
Total	1,326,980	$226.0766	1,326,980	$1,964,088,678
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

Date:	April 17, 2025	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 17, 2025	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and John Q. Doyle.

10.2	Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and Mark C. McGivney.

10.3	Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and Martin South.

10.4	Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and Dean M. Klisura.

10.5	Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and Patrick Tomlinson.

10.6	Letter Agreement, effective as of April 1, 2024, between Marsh & McLennan Companies, Inc. and Patrick Tomlinson.

10.7	Non-Competition and Non-Solicitation Agreement, effective as of April 1, 2024, between Marsh & McLennan Companies, Inc. and Patrick Tomlinson.

10.8	Form of Stock Option Award, dated as of February 18, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan.

10.9	Form of Performance Stock Unit Award, dated as of February 18, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan.

10.10	Form of Restricted Stock Unit Award, dated as of February 18, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)