Form 10-Q
period 2025-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2025-07-17
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 14, 2025, there were outstanding 491,624,043 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from multiple major wars and global conflicts, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates;
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$6,974	$6,221	$14,035	$12,694
Expense:
Compensation and benefits	3,895	3,454	7,745	6,924
Other operating expenses	1,250	1,125	2,456	2,203
Operating expenses	5,145	4,579	10,201	9,127
Operating income	1,829	1,642	3,834	3,567
Other net benefit credits	48	66	91	133
Interest income	5	12	24	49
Interest expense	(243)	(156)	(488)	(315)
Investment income	7	1	12	2
Income before income taxes	1,646	1,565	3,473	3,436
Income tax expense	415	425	830	872
Net income before non-controlling interests	1,231	1,140	2,643	2,564
Less: Net income attributable to non-controlling interests	20	15	51	39
Net income attributable to the Company	$1,211	$1,125	$2,592	$2,525
Net income per share attributable to the Company:
– Basic	$2.46	$2.28	$5.27	$5.13
– Diluted	$2.45	$2.27	$5.23	$5.08
Average number of shares outstanding:
– Basic	492	492	492	492
– Diluted	495	496	495	497
Shares outstanding at June 30,	492	492	492	492
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income before non-controlling interests	$1,231	$1,140	$2,643	$2,564
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	787	(28)	1,189	(272)
(Loss) gain related to pension/post-retirement plans	(208)	18	(296)	68
Other comprehensive income (loss), before tax	579	(10)	893	(204)
Income tax (benefit) expense on other comprehensive loss	(73)	8	(103)	28
Other comprehensive income (loss), net of tax	652	(18)	996	(232)
Comprehensive income	1,883	1,122	3,639	2,332
Less: comprehensive income attributable to non-controlling interest	20	15	51	39
Comprehensive income attributable to the Company	$1,863	$1,107	$3,588	$2,293
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,677	$2,398
Cash and cash equivalents held in a fiduciary capacity	11,871	11,276
Receivables
Commissions and fees	7,751	6,533
Advanced premiums and claims	105	84
Other	770	706
	8,626	7,323
Less-allowance for credit losses	(169)	(167)
Net receivables	8,457	7,156
Other current assets	1,329	1,287
Total current assets	23,334	22,117

Goodwill	23,919	23,306
Other intangible assets	4,770	4,820
Fixed assets (net of accumulated depreciation and amortization of $1,646 at June 30, 2025 and $1,538 at December 31, 2024)	839	859
Pension related assets	2,203	1,914
Right of use assets	1,471	1,498
Deferred tax assets	280	237
Other assets	1,739	1,730
	$58,555	$56,481
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$769	$519
Accounts payable and accrued liabilities	3,434	3,402
Accrued compensation and employee benefits	2,372	3,620
Current lease liabilities	335	325
Accrued income taxes	619	376
Fiduciary liabilities	11,871	11,276
Total current liabilities	19,400	19,518

Long-term debt	18,960	19,428
Pension, post-retirement and post-employment benefits	816	840
Long-term lease liabilities	1,546	1,590
Liabilities for errors and omissions	280	305
Other liabilities	1,577	1,265
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2025 and December 31, 2024	561	561
Additional paid-in capital	1,362	1,370
Retained earnings	27,088	25,306
Accumulated other comprehensive loss	(5,244)	(6,240)
Non-controlling interests	209	193
	23,976	21,190
Less – treasury shares, at cost, 68,964,746 shares at June 30, 2025 and 69,239,488 shares at December 31, 2024	(8,000)	(7,655)
Total equity	15,976	13,535
	$58,555	$56,481
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2025	2024
Operating cash flows:
Net income before non-controlling interests	$2,643	$2,564
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	179	186
Amortization of intangible assets	279	179
Non-cash lease expense	145	132
Adjustments and payments related to contingent consideration assets and liabilities	11	(75)
Gain on consolidation of entity	(13)	—
Net (gain) on investments	(12)	(2)
Net (gain) on disposition of assets	(15)	(20)
Share-based compensation expense	210	193
Changes in assets and liabilities:
Net receivables	(921)	(1,287)
Other assets	(69)	(62)
Accrued compensation and employee benefits	(1,334)	(1,226)
Provision for taxes, net of payments and refunds	190	214
Contributions to pension and other benefit plans in excess of current year credit	(117)	(182)
Other liabilities	38	(30)
Operating lease liabilities	(165)	(150)
Net cash provided by (used for) operations	1,049	434
Financing cash flows:
Purchase of treasury shares	(600)	(600)
Net proceeds from issuance of commercial paper	150	749
Proceeds from issuance of debt	—	988
Repayments of debt	(510)	(1,609)
Shares withheld for taxes on vested units – treasury shares	(142)	(173)
Issuance of common stock from treasury shares	175	167
Payments of deferred and contingent consideration for acquisitions	(43)	(81)
Receipts of deferred and contingent consideration for dispositions	—	1
Distributions of non-controlling interests	(34)	(21)
Dividends paid	(810)	(706)
Change in fiduciary liabilities	(19)	901
Net cash provided by (used for) financing activities	(1,833)	(384)
Investing cash flows:
Capital expenditures	(114)	(167)
Purchases of long term investments	(15)	(14)
Sales of long-term investments	84	14
Dispositions	15	27
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(62)	(644)
Other, net	(3)	1
Net cash provided by (used for) investing activities	(95)	(783)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	753	(269)
Increase (Decrease) in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(126)	(1,002)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	13,674	14,152
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$13,548	$13,150

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at June 30,	2025	2024
(In millions)
Cash and cash equivalents	$1,677	$1,653
Cash and cash equivalents held in a fiduciary capacity	11,871	11,497
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$13,548	$13,150
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,253	$1,112	$1,370	$1,242
Change in accrued stock compensation costs	95	80	(131)	(125)
Issuance of shares under stock compensation plans and employee stock purchase plans	14	5	123	80
Balance, end of period	$1,362	$1,197	$1,362	$1,197
RETAINED EARNINGS
Balance, beginning of period	$25,881	$23,456	$25,306	$22,759
Net income attributable to the Company	1,211	1,125	2,592	2,525
Dividend equivalents declared	(3)	(2)	(8)	(7)
Dividends declared	(1)	(1)	(802)	(699)
Balance, end of period	$27,088	$24,578	$27,088	$24,578
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,896)	$(5,509)	$(6,240)	$(5,295)
Other comprehensive income (loss), net of tax	652	(18)	996	(232)
Balance, end of period	$(5,244)	$(5,527)	$(5,244)	$(5,527)
TREASURY SHARES
Balance, beginning of period	$(7,734)	$(7,198)	$(7,655)	$(7,076)
Issuance of shares under stock compensation plans and employee stock purchase plans	34	56	255	234
Purchase of treasury shares	(300)	(300)	(600)	(600)
Balance, end of period	$(8,000)	$(7,442)	$(8,000)	$(7,442)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$203	$200	$193	$179
Net income attributable to non-controlling interests	20	15	51	39
Distributions and other changes	(14)	(17)	(35)	(20)
Balance, end of period	$209	$198	$209	$198
TOTAL EQUITY	$15,976	$13,565	$15,976	$13,565
Dividends declared per share	$—	$—	$1.63	$1.42
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
The accompanied consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the six months ended June 30, 2025 and 2024.
The Company's results for the three and six months ended June 30, 2025, include the results of operations of McGriff Insurance Services, LLC ("McGriff'") in the Risk and Insurance Services segment.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including from the multiple major wars and global conflicts, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end-of-term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S., or as collateral under captive insurance arrangements. At June 30, 2025, the Company maintained $543 million compared to $455 million at December 31, 2024 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three and six months ended June 30, 2025 and 2024, respectively.
Investments
The caption "Investment income" in the consolidated statements of income comprises of realized and unrealized gains and losses from investments recognized in earnings. It includes, when applicable, other than temporary declines in the value of securities, mark-to-market increases or decreases in equity investments with readily determinable fair values and equity method gains or losses on the Company's investments in private equity funds.
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
The Company recorded net investment income of $7 million and $12 million for the three and six months ended June 30, 2025, respectively, compared to net investment income of $1 million and $2 million, respectively, for the corresponding periods in the prior year.
Income Taxes
The Company's effective tax rate for the three months ended June 30, 2025 was 25.2%, compared with 27.1% for the corresponding period of 2024. The effective tax rates for the six months ended June 30, 2025 and 2024 were 23.9% and 25.4%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 0.2% and 0.7% for the three months ended June 30, 2025 and 2024, respectively, and by 1.2% and 1.6% for the six months ended June 30, 2025 and 2024, respectively.

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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $114 million at June 30, 2025, and $112 million at December 31, 2024. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $69 million within the next twelve months due to settlement of audits and expirations of statutes of limitations.
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
On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2024 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Marsh:
EMEA	$1,006	$912	$2,065	$1,937
Asia Pacific	409	391	744	727
Latin America	132	137	256	262
Total International	1,547	1,440	3,065	2,926
U.S./Canada	2,302	1,825	4,237	3,342
Total Marsh	3,849	3,265	7,302	6,268
Guy Carpenter	677	632	1,883	1,780
Subtotal	4,526	3,897	9,185	8,048
Fiduciary interest income	99	125	202	247
Total Risk and Insurance Services	$4,625	$4,022	$9,387	$8,295
Mercer:
Wealth	$685	$612	$1,355	$1,284
Health	594	547	1,202	1,085
Career	219	220	437	435
Total Mercer	1,498	1,379	2,994	2,804
Oliver Wyman Group	873	837	1,691	1,626
Total Consulting	$2,371	$2,216	$4,685	$4,430

The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	June 30, 2025	December 31, 2024
Contract assets	$537	$473
Contract liabilities	$965	$866
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
Revenue recognized for the three and six months ended June 30, 2025 that was included in the contract liability balance at the beginning of each of those periods was $246 million and $586 million, respectively, compared to revenue recognized of $266 million and $581 million, respectively, for the corresponding periods in the prior year.
The amount of revenue recognized for the three and six months ended June 30, 2025 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $30 million and $57 million, respectively, and $29 million and $43 million, respectively, for the corresponding periods in the prior year.
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
Risk and Insurance Services revenue includes interest on fiduciary funds of $99 million and $202 million for the three and six months ended June 30, 2025, respectively, and $125 million and $247 million for the three and six months ended June 30, 2024, respectively.
Net uncollected premiums and claims and the related payables were $18.2 billion at June 30, 2025, and $15.1 billion at December 31, 2024. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income before non-controlling interests	$1,231	$1,140	$2,643	$2,564
Less: Net income attributable to non-controlling interests	20	15	51	39
Net income attributable to the Company	$1,211	$1,125	$2,592	$2,525
Basic weighted average common shares outstanding	492	492	492	492
Dilutive effect of potentially issuable common shares	3	4	3	5
Diluted weighted average common shares outstanding	495	496	495	497
Average stock price used to calculate common stock equivalents	$225.68	$205.67	$226.23	$202.53

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the six months ended June 30, 2025 and 2024:

(In millions)	2025	2024
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$162	$721
Fiduciary liabilities assumed	(17)	(5)
Liabilities assumed	(21)	(18)
Fair value of previously-held equity investment	(15)	—
Contingent/deferred purchase consideration	(47)	(54)
Net cash outflow for acquisitions	$62	$644

(In millions)	2025	2024
Interest paid	$442	$295
Income taxes paid, net of refunds	$640	$658
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2025	2024
Operating:
Contingent consideration payments for prior year acquisitions	$(19)	$(90)
Acquisition/disposition related net charges for adjustments	30	15
Adjustments and payments related to contingent consideration	$11	$(75)
Financing:
Contingent consideration for prior year acquisitions	$(7)	$(71)
Deferred consideration related to prior year acquisitions	(36)	(10)
Payments of deferred and contingent consideration for acquisitions	$(43)	$(81)

Receipts of contingent consideration for dispositions	$—	$1
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $345 million and $321 million for the six months ended June 30, 2025 and 2024, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $98 million and $210 million for the three and six months ended June 30, 2025, respectively, and $90 million and $193 million for the three and six months ended June 30, 2024, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three and six months ended June 30, 2025 and 2024, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at April 1, 2025	$(3,475)	$(2,421)	$(5,896)
Other comprehensive (loss) income before reclassifications	(166)	809	643
Amounts reclassified from accumulated other comprehensive income	9	—	9
Net current period other comprehensive (loss) income	(157)	809	652
Balance at June 30, 2025 (a)	$(3,632)	$(1,612)	$(5,244)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at April 1, 2024	$(3,064)	$(2,445)	$(5,509)
Other comprehensive income (loss) before reclassifications	9	(32)	(23)
Amounts reclassified from accumulated other comprehensive income	5	—	5
Net current period other comprehensive income (loss)	14	(32)	(18)
Balance at June 30, 2024 (a)	$(3,050)	$(2,477)	$(5,527)
(a)At June 30, 2025 and 2024, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion and $1.5 billion, respectively.

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2025	$(3,408)	$(2,832)	$(6,240)
Other comprehensive (loss) income before reclassifications	(240)	1,220	980
Amounts reclassified from accumulated other comprehensive income	16	—	16
Net current period other comprehensive (loss) income	(224)	1,220	996
Balance at June 30, 2025 (a)	$(3,632)	$(1,612)	$(5,244)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2024	$(3,101)	$(2,194)	$(5,295)
Other comprehensive income (loss) before reclassifications	42	(283)	(241)
Amounts reclassified from accumulated other comprehensive income	9	—	9
Net current period other comprehensive income (loss)	51	(283)	(232)
Balance at June 30, 2024 (a)	$(3,050)	$(2,477)	$(5,527)
(a)At June 30, 2025 and 2024, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion and $1.5 billion, respectively.

The components of other comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024 are as follows:

Three Months Ended June 30,	2025			2024
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$787	$(22)	$809	$(28)	$4	$(32)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	—	—	—	(1)	—	(1)
Net actuarial losses (a)	11	2	9	7	1	6
Subtotal	11	2	9	6	1	5
Foreign currency translation adjustments	(224)	(54)	(170)	12	3	9
Effect of settlement	5	1	4	—	—	—
Pension/post-retirement plans (losses) gains	(208)	(51)	(157)	18	4	14
Other comprehensive income (loss)	$579	$(73)	$652	$(10)	$8	$(18)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2025			2024
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$1,189	$(31)	$1,220	$(272)	$11	$(283)
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	—	—	—	(1)	—	(1)
Net actuarial losses (a)	21	5	16	13	3	10
Subtotal	21	5	16	12	3	9
Foreign currency translation adjustments	(324)	(78)	(246)	56	14	42
Effect of remeasurement	(3)	(1)	(2)	—	—	—
Effect of settlement	10	2	8	—	—	—
Pension/post-retirement plans (losses) gains	(296)	(72)	(224)	68	17	51
Other comprehensive income (loss)	$893	$(103)	$996	$(204)	$28	$(232)
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
The Risk and Insurance Services segment completed 5 acquisitions for the six months ended June 30, 2025:
•January – Guy Carpenter acquired the remaining 51.5% ownership share in Carpenter Turner Cyprus Ltd., a Greece-based insurance broker, that provides reinsurance and advisory services, including treaty and facultative reinsurance, data and analytics, strategic advisory, and capital markets solutions.
•February – Marsh acquired Fontana Rava-Toscano & Partners S.r.l., an Italy-based insurance broker, that offers property and casualty insurance brokerage and risk consulting.
•March – Marsh acquired the business of Cohere Insurance Solutions, an Australia-based insurance broker, that specializes in life sciences, start-up and professional services businesses.
•April – Marsh & McLennan Agency ("MMA") acquired Arthur C. Hall Insurance, Inc., a Pennsylvania-based insurance broker, that provides commercial and personal lines solutions to clients, with specialities in life sciences, information management, non-profit, craft beverage manufacturing and municipal industries.
•May – Marsh acquired Thornton Harvey Group, LLC (d/b/a ProWriters), a Pennsylvania-based wholesale insurance broker, that provides solutions for cyber, management and professional liability insurance to a network of retail brokers in the U.S.
The Consulting segment completed 2 acquisitions for the six months ended June 30, 2025:
•April – Mercer acquired the business of Cerebrus Consultants Private Limited., an India-based provider of human resources consulting and advisory services.
•May – Mercer acquired SECOR Asset Management, L.P., a United States (U.S.) and United Kingdom (U.K.) based global provider of bespoke strategic and portfolio solutions to institutional investors, including investment advisory and implementation, fiduciary and asset liability management.
Total purchase consideration for acquisitions made for the six months ended June 30, 2025 was $148 million, which consisted of cash paid of $86 million, deferred and estimated contingent purchase consideration of $47 million, and the remeasurement to fair value of a previously held equity method investment upon consolidation of $15 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the six months ended June 30, 2025, the Company also paid $36 million of deferred purchase consideration and $26 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2025, based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions through June 30, 2025
(In millions)
Cash	$86
Estimated fair value of deferred/contingent purchase consideration	47
Fair value of previously-held equity method investment	15
Total consideration	$148
Allocation of purchase price:
Cash and cash equivalents	$7
Cash and cash equivalents held in a fiduciary capacity	17
Net receivables	6
Other current assets	2
Goodwill	100
Other intangible assets	48
Right of use assets	2
Other assets	4
Total assets acquired	186
Current liabilities	8
Fiduciary liabilities	17
Other liabilities	13
Total liabilities assumed	38
Net assets acquired	$148
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

The following table provides information about other intangible assets acquired in 2025:

Other intangible assets through June 30, 2025 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$46	11.6 years
Other	2	5.0 years
Total other intangible assets	$48
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The following table provides information about the consolidated statements of income for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Revenue	$8	$48	$11	$62
Operating income (loss)	$2	$3	$3	$(3)
The Company incurred acquisition related expenses for the three and six months ended June 30, 2025 of approximately $58 million and $137 million, respectively, and $21 million and $29 million, for the corresponding periods in the prior year. In 2025, these costs included approximately $45 million and $114 million of integration and retention related costs in connection with the acquisition of McGriff for the three and six months ended June 30, 2025, respectively. Acquisition related expenses are included in compensation and benefits or other operating expenses in the Company's consolidated statements of income, depending on the nature of the items.
In the first quarter of 2025, in connection with its increased investment in Carpenter Turner Cyprus Ltd., the Company recorded a gain of $13 million related to the remeasurement of its previously held equity method investment to fair value upon consolidation. The fair value of the pre-existing equity method investment was calculated considering both an income approach based on discounted future cash flows and market approach.
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
For the six months ended June 30, 2024, the Company also paid $10 million of deferred purchase consideration and $161 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$6,976	$6,695	$14,049	$13,628
Net income attributable to the Company	$1,213	$1,145	$2,597	$2,531
Basic net income per share attributable to the Company	$2.46	$2.32	$5.28	$5.14
Diluted net income per share attributable to the Company	$2.45	$2.31	$5.24	$5.10
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived intangible assets at June 30, 2025 and December 31, 2024.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2025	2024
Balance at January 1,	$23,306	$17,231
Goodwill acquired	100	430
Other adjustments (a)	513	(145)
Balance at June 30,	$23,919	$17,516
(a)Primarily reflects the impact of foreign exchange.

The goodwill from acquisitions in 2025 and 2024 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2025 included approximately $20 million in the Consulting segment, which is deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at June 30, 2025 is $19.3 billion for Risk and Insurance Services and $4.7 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025			December 31, 2024
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$6,901	$2,245	$4,656	$6,650	$1,961	$4,689
Other (a)	497	383	114	476	345	131
Other intangible assets	$7,398	$2,628	$4,770	$7,126	$2,306	$4,820
(a)Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three and six months ended June 30, 2025 was $140 million and $279 million, respectively, compared to $89 million and $179 million respectively, for the corresponding periods in the prior year.
The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2025 (excludes amortization through June 30, 2025)	$263
2026	514
2027	479
2028	455
2029	424
Subsequent years	2,635
Total future amortization	$4,770

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/25	12/31/24	06/30/25	12/31/24	06/30/25	12/31/24	06/30/25	12/31/24
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$11	$7	$—	$—	$—	$—	$11	$7
Mutual funds (a)	196	194	—	—	—	—	196	194
Unit investment trust (a)	—	—	—	83	—	—	—	83
Money market funds (b)	162	353	—	—	—	—	162	353
Total assets measured at fair value	$369	$554	$—	$83	$—	$—	$369	$637
Fiduciary Assets:
Money market funds	$243	$76	$—	$—	$—	$—	$243	$76
Total fiduciary assets measured at fair value	$243	$76	$—	$—	$—	$—	$243	$76
Liabilities:
Contingent purchase consideration liabilities (c)	$—	$—	$—	$—	$207	$161	$207	$161
Total liabilities measured at fair value	$—	$—	$—	$—	$207	$161	$207	$161
(a)Included in other assets in the consolidated balance sheets.
(b)Included in cash and cash equivalents in the consolidated balance sheets.
(c)Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
For the six months ended June 30, 2025 and 2024, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Balance at beginning of period,	$160	$242	$161	$252
Net additions	32	4	37	17
Payments	(7)	(135)	(26)	(161)
Revaluation impact	21	9	30	15
Other	1	1	5	(2)
Balance at end of period	$207	$121	$207	$121
Long-Term Investments
The Company has investments in certain private equity funds as well as in public and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $286 million and $257 million at June 30, 2025 and December 31, 2024, respectively.
Private Equity Investments
The Company's investments in private equity funds were $209 million and $182 million at June 30, 2025 and December 31, 2024, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $8 million and $10 million for the three and six months ended June 30, 2025, respectively. The Company recorded net investment gains of $1 million for the three months ended June 30, 2024.

At June 30, 2025, the Company has commitments of potential future investments of approximately $94 million in private equity funds that invest primarily in financial services companies.
Investments in Public and Private Companies
The Company has investments in private insurance brokerage and consulting companies with a carrying value of $77 million and $75 million at June 30, 2025 and December 31, 2024, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Other Investments
The Company held equity investments with readily determinable market values at June 30, 2025 and December 31, 2024, of $22 million and $19 million, respectively. For the three and six months ended June 30, 2025, the Company recorded mark-to-market losses of $1 million and mark-to-market gains of $2 million on these investments, respectively. For the six months ended June 30, 2024, the Company recorded a mark-to-market gain on these investments of $2 million.
The Company also held investments without readily determinable market values of $17 million and $16 million at June 30, 2025 and December 31, 2024, respectively.
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
The U.S. dollar value of the Euro notes increased by $141 million through June 30, 2025 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the six months ended June 30, 2025.
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
The Company determined that $1 million and $5 million of ROU assets were impaired for both the three and six months ended June 30, 2025 and 2024, respectively, and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.

The following table provides additional information about the Company’s property leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except weighted average data)	2025	2024	2025	2024
Lease Cost:
Operating lease cost (a)	$88	$81	$174	$163
Short-term lease cost	1	2	3	3
Variable lease cost	34	28	66	54
Sublease income	(6)	(5)	(10)	(8)
Net lease cost	$117	$106	$233	$212
Other information:
Operating cash outflows from operating leases			$199	$183
ROU assets obtained in exchange for new operating lease liabilities			$42	$85
Weighted average remaining lease term – real estate			7.4 years	7.8 years
Weighted average discount rate – real estate leases			3.75%	3.58%
(a)Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at June 30, 2025 are as follows:

(In millions)	Real Estate Leases
2025 (excludes payments through June 30, 2025)	$200
2026	379
2027	335
2028	254
2029	212
2030	179
Subsequent years	585
Total future lease payments	2,144
Less: Imputed interest	(263)
Total	$1,881
Current lease liabilities	$335
Long-term lease liabilities	1,546
Total lease liabilities	$1,881
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At June 30, 2025, the Company had additional operating real estate leases that had not yet commenced of $53 million. These operating leases will commence over the next 12 months.

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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit cost or credit for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
June 30,	2025	2024
Weighted average assumptions:
Discount rate	5.36%	4.95%
Expected return on plan assets	5.43%	5.44%
Rate of compensation increase *	3.16%	3.16%
(*)There are no rate of compensation increase assumptions for the primary U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives, and 50% fixed income. At June 30, 2025, the actual allocation for the U.S. plans was 51% equities and equity alternatives, and 49% fixed income. The target allocation for the U.K. plans at June 30, 2025 is 12% equities and equity alternatives, and 88% fixed income. At June 30, 2025, the actual allocation for the U.K. plans was 9% equities and equity alternatives and 91% fixed income. The Company's U.K. plans comprised approximately 78% of non-U.S. plan assets at December 31, 2024. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions.
The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$7	$6
Interest cost	149	144
Expected return on plan assets	(212)	(216)
Amortization of prior service (credit) cost	—	1
Recognized actuarial loss	11	7
Net periodic benefit credit	$(45)	$(58)
Settlement loss	5	—
Net benefit credit	$(40)	$(58)

Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$13	$12
Interest cost	294	288
Expected return on plan assets	(416)	(435)
Amortization of prior service (credit) cost	—	1
Recognized actuarial loss	21	15
Net periodic benefit credit	$(88)	$(119)
Settlement loss	10	—
Net benefit credit	$(78)	$(119)
The following tables provide the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2025	2024
Compensation and benefits expense	$7	$6
Other net benefit credits (a)	(47)	(64)
Net benefit credit	$(40)	$(58)
(a)For the three months ended June 30, 2025, the Company recorded $1 million of net benefit cost related to the post-retirement plans.

Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2025	2024
Compensation and benefits expense	$13	$12
Other net benefit credits	(91)	(131)
Net benefit credit	$(78)	$(119)
The components of the net benefit credit for the U.S. defined benefit plans are as follows:

U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2025	2024
Interest cost	$63	$63
Expected return on plan assets	(73)	(75)
Recognized actuarial loss	6	5
Net periodic benefit credit	$(4)	$(7)
Settlement loss	1	—
Net benefit credit	$(3)	$(7)

U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2025	2024
Interest cost	$127	$125
Expected return on plan assets	(146)	(151)
Recognized actuarial loss	12	10
Net periodic benefit credit	$(7)	$(16)
Settlement loss	1	—
Net benefit credit	$(6)	$(16)
The components of the net benefit credit for the non-U.S. defined benefit plans are as follows:

Significant non-U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$7	$6
Interest cost	86	81
Expected return on plan assets	(139)	(141)
Amortization of prior service credit	—	1
Recognized actuarial loss	5	2
Net periodic benefit credit	$(41)	$(51)
Settlement loss	4	—
Net benefit credit	$(37)	$(51)

Significant non-U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$13	$12
Interest cost	167	163
Expected return on plan assets	(270)	(284)
Amortization of prior service credit	—	1
Recognized actuarial loss	9	5
Net periodic benefit credit	$(81)	$(103)
Settlement loss	9	—
Net benefit credit	$(72)	$(103)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and six months ended June 30, 2025 of approximately $17 million and $35 million, respectively, compared to contributions of $27 million and $51 million, respectively, for the corresponding periods in the prior year. The Company expects to contribute approximately $45 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2025.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and six months ended June 30, 2025 was $52 million and $108 million, respectively, and $48 million and $97 million, respectively, for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and six months ended June 30, 2025 was $42 million and $98 million, respectively, and $39 million and $91 million, respectively, for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2025	December 31, 2024
Short-term:
Commercial paper	$150	$—
Current portion of long-term debt	619	519
	$769	$519
Long-term:
Senior notes – 3.50% due 2025	$—	$500
Senior notes – 1.349% due 2026	654	579
Senior notes – 3.75% due 2026	600	599
Senior notes – 4.550% due 2027	945	945
Senior notes – Floating due 2027	298	299
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	630	566
Senior notes – 2.25% due 2030	743	742
Senior notes – 4.65% due 2030	991	991
Senior notes – 2.375% due 2031	398	397
Senior notes – 4.850% due 2031	992	992
Senior notes – 5.750% due 2032	494	494
Senior notes – 5.875% due 2033	299	299
Senior notes – 5.400% due 2033	593	593
Senior notes – 5.150% due 2034	496	495
Senior notes – 5.00% due 2035	1,982	1,982
Senior notes – 4.75% due 2039	496	496
Senior notes – 5.35% due 2044	494	495
Senior notes – 4.35% due 2047	494	494
Senior notes – 4.20% due 2048	594	593
Senior notes – 4.90% due 2049	1,239	1,239
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	492	491
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	989	989
Senior notes – 5.450% due 2054	493	493
Senior notes – 5.40% due 2055	1,479	1,479
Mortgage – 5.70% due 2035	257	267
Other	1	2
	19,579	19,947
Less: current portion	619	519
	$18,960	$19,428
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $150 million of commercial paper outstanding at June 30, 2025, at an average effective interest rate of 4.60%. The Company did not have any commercial paper outstanding at December 31, 2024.

Credit Facilities
The Company has a $3.5 billion multi-currency unsecured five-year credit facility (the "Credit Facility") expiring October 2028. Borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) the Securities Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly. The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At June 30, 2025 and December 31, 2024, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $123 million at June 30, 2025 and December 31, 2024. There were no outstanding borrowings under these facilities at June 30, 2025 and December 31, 2024.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $161 million and $163 million, at June 30, 2025 and December 31, 2024, respectively.
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

	June 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$769	$767	$519	$518
Long-term debt	$18,960	$18,613	$19,428	$18,734
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

15.    Restructuring Costs
The Company incurred a total of $18 million and $50 million for restructuring activities for the three and six months ended June 30, 2025, primarily related to severance and lease exit charges.
For the three and six months ended June 30, 2024, the Company incurred $44 million and $86 million of restructuring costs, primarily related to the Company initiated activities in the fourth quarter of 2022 focused on workforce actions, rationalization of technology and functional services, and reductions in real estate that were completed at the end of 2024.
The Company incurred restructuring costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Risk and Insurance Services	$8	$29	$31	$51
Consulting	6	5	14	16
Corporate	4	10	5	19
Total	$18	$44	$50	$86
Details of the restructuring activity from January 1, 2024 through June 30, 2025, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2024	$89	$39	$—	$2	$130
2024 charges	163	66	25	22	276
Cash payments	(177)	(45)	(24)	(24)	(270)
Non-cash charges	—	(18)	(1)	—	(19)
Liability at December 31, 2024	$75	$42	$—	$—	$117
2025 charges	36	13	—	1	50
Cash payments	(70)	(19)	—	(1)	(90)
Non-cash charges	—	(2)	—	—	(2)
Liability at June 30, 2025	$41	$34	$—	$—	$75
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
For the six months ended June 30, 2025, the Company repurchased 2.7 million shares of its common stock for $600 million. At June 30, 2025, the Company remained authorized to repurchase up to approximately $1.7 billion in shares of its common stock. There is no time limit on the authorization. For the six months ended June 30, 2024, the Company repurchased 3.0 million shares of its common stock for $600 million.
The Company issued approximately 2.9 million shares related to stock compensation and employee stock purchase plans for both the six months ended June 30, 2025 and 2024.
In January and March of 2025, the Board of Directors of the Company declared quarterly dividends of $0.815 per share on outstanding common stock, which were paid in February and May 2025, respectively. In July 2025, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in August 2025.

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
•From 2014, Marsh Ltd. was engaged by Greensill Capital (UK) Limited and its affiliates as its insurance broker. Marsh Ltd. placed a number of trade credit insurance policies for Greensill. On March 1, 2021, Greensill filed an action against certain of its trade credit insurers in Australia seeking a mandatory injunction compelling these insurers to renew coverage under expiring policies. Later that day, the Australian court denied Greensill’s application. Since then, a number of Greensill entities have filed for, or been subject to, insolvency proceedings, and several litigations and investigations have been commenced in the U.K., Australia, Germany, Switzerland and the U.S., including claims brought by Greensill's administrators and loss payees under Greensill's trade credit insurance policies. The applicants in the omnibus trade credit insurance policy litigation among Greensill and its insurers and loss payees in Australia (the "Australian proceedings") have collectively claimed losses totaling approximately $5 billion plus interest and costs. On June 30, 2025, a court-appointed loss referee delivered a confidential report to the court providing an opinion in respect of the calculation of such alleged losses and the report is under review by the parties.
In June 2023, White Oak, a loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In May 2025, Marsh Ltd. reached a settlement with White Oak to resolve the matter in the U.K. The settlement was recoverable through the Company's E&O insurance and did not have an impact on the consolidated statements of income for the three and six months ended June 30, 2025.
In November 2023, two Credit Suisse funds ("Credit Suisse"), bringing claims as loss payees, added Marsh Ltd. as a party to the Australian proceedings. The claims by Credit Suisse allege that Marsh Ltd. failed to take required steps to ensure representations made to them in their capacity as loss payees were complete and accurate, and that Marsh Ltd. made misleading statements and omissions.

In November 2024, Greensill Bank AG (in insolvency), an affiliate of Greensill and an insured entity under the policies, added Marsh Pty Ltd as a party to the Australian proceedings. Greensill Bank subsequently joined Marsh Ltd. to the Australian proceedings in March 2025. Greensill Bank alleges that Marsh Ltd. and Marsh Pty Ltd. did not arrange suitable insurance cover and made misrepresentations regarding trade credit insurance placed for Greensill Bank.
The claims in the Australian proceedings are being pursued against a number of parties in addition to Marsh, and the parties are also pursuing (or are expected to pursue) various cross-claims.
At this time, the Company is unable to estimate the amount or range of loss due to the complexity of the proceedings, including the number of claims and parties involved. Mediation in the omnibus litigation is expected to begin in the first quarter 2026, with trial currently scheduled for August 2026.
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
Selected information about the Company’s segments is as follows:

	Three Months Ended June 30,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other operating expenses	Operating Income (Loss)
2025 –
Risk and Insurance Services	$4,625	(a)	$2,462	$51	$121	$548	$1,443
Consulting	2,371	(b)	1,398	25	19	473	456
Total Segments	6,996		3,860	76	140	1,021	1,899
Corporate/Eliminations	(22)		35	15	—	(2)	(70)
Total Consolidated	$6,974		$3,895	$91	$140	$1,019	$1,829
2024 –
Risk and Insurance Services	$4,022	(a)	$2,108	$46	$77	$494	$1,297
Consulting	2,216	(b)	1,314	26	12	454	410
Total Segments	6,238		3,422	72	89	948	1,707
Corporate/Eliminations	(17)		32	15	—	1	(65)
Total Consolidated	$6,221		$3,454	$87	$89	$949	$1,642

	Six Months Ended June 30,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other operating expenses	Operating Income (Loss)
2025 –
Risk and Insurance Services	$9,387	(c)	$4,913	$101	$241	$1,076	$3,056
Consulting	4,685	(d)	2,761	49	38	925	912
Total Segments	14,072		7,674	150	279	2,001	3,968
Corporate/Eliminations	(37)		71	29	—	(3)	(134)
Total Consolidated	$14,035		$7,745	$179	$279	$1,998	$3,834
2024 –
Risk and Insurance Services	$8,295	(c)	$4,226	$92	$156	$959	$2,862
Consulting	4,430	(d)	2,628	63	23	874	842
Total Segments	12,725		6,854	155	179	1,833	3,704
Corporate/Eliminations	(31)		70	31	—	5	(137)
Total Consolidated	$12,694		$6,924	$186	$179	$1,838	$3,567

(a)Includes inter-segment revenue of $4 million in 2025 and 2024, respectively, interest income on fiduciary funds of $99 million and $125 million in 2025 and 2024, respectively, and equity method income of $15 million and $10 million in 2025 and 2024, respectively.
(b)Includes inter-segment revenue of $18 million and $13 million in 2025 and 2024, respectively.
(c)Includes inter-segment revenue of $5 million in 2025 and 2024, interest income on fiduciary funds of $202 million and $247 million in 2025 and 2024, respectively, and equity method income of $15 million and $10 million in 2025 and 2024, respectively. Revenue in 2025 also includes $28 million from a gain on the sale of the TCAS business and a gain on remeasurement of a previously held equity method investment to fair value upon consolidation.
(d)Includes inter-segment revenue of $33 million and $26 million in 2025 and 2024, respectively. Revenue in 2024 also includes a net gain of $21 million from the sale of Mercer's U.K. pension administration and U.S. health and benefits administration businesses.
Other Risk and Insurance Services and Consulting segment expenses consist primarily of costs such as travel and entertainment, outside services, information and technology, facilities and equipment, and taxes and insurance.
The Company does not report its assets by segment, including capital expenditures, as that information is not used by the CODM in assessing segment performance and allocating resources.
Details of operating segment revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Risk and Insurance Services
Marsh	$3,915	$3,342	$7,435	$6,423
Guy Carpenter	710	680	1,952	1,872
Total Risk and Insurance Services	4,625	4,022	9,387	8,295
Consulting
Mercer	1,498	1,379	2,994	2,804
Oliver Wyman Group	873	837	1,691	1,626
Total Consulting	2,371	2,216	4,685	4,430
Total Segments	6,996	6,238	14,072	12,725
Corporate Eliminations	(22)	(17)	(37)	(31)
Total	$6,974	$6,221	$14,035	$12,694

19.    New Accounting Pronouncements
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
New Accounting Pronouncement Adopted Effective December 31, 2024:
In November 2023, the FASB issued an accounting standard update on segment reporting. The new guidance: (1) introduces a requirement to disclose significant segment expenses regularly provided to the CODM, (2) extends certain annual disclosures to interim periods, (3) clarifies disclosure requirements for single reportable segment entities, (4) permits more than one measure of segment profit or loss to be reported under certain conditions, and (5) requires disclosure of the title and position of the CODM. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The guidance applies retrospectively to all periods presented in the financial statements. The Company adopted the new standard effective December 31, 2024, which impacted disclosures only, with no impact to results of operations, cash flows, or financial condition.

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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three and six months ended June 30, 2025, compared to the corresponding periods in 2024, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each reportable segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three and six months ended June 30, 2024, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended June 30, 2024.
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

Financial Highlights
•Consolidated revenue for the three months ended June 30, 2025 was $7.0 billion, an increase of 12%, or 4% on an underlying basis. For the six months ended June 30, 2025, consolidated revenue was $14.0 billion, an increase of 11%, or 4% on an underlying basis.
•Consolidated operating income increased $187 million, or 11% to $1.8 billion for the three months ended June 30, 2025, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $1.2 billion. Earnings per share on a diluted basis increased to $2.45 from $2.27, or 8%, compared to the corresponding quarter in the prior year. For the six months ended June 30, 2025, consolidated operating income increased $267 million, or 7% to $3.8 billion, compared to the corresponding period in the prior year. Net income attributable to the Company was $2.6 billion. Earnings per share on a diluted basis increased to $5.23 from $5.08, or 3%, compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended June 30, 2025 was $4.6 billion, an increase of 15%, or 4% on an underlying basis. Operating income was $1.4 billion, compared with $1.3 billion for the corresponding quarter in the prior year. For the six months ended June 30, 2025, Risk and Insurance Services revenue was $9.4 billion, an increase of 13%, or 4% on an underlying basis. Operating income was $3.1 billion, compared with $2.9 billion for the corresponding period in the prior year.
•Marsh's revenue for the three months ended June 30, 2025 was $3.8 billion, an increase of 18%, or 5% on an underlying basis. For the six months ended June 30, 2025, Marsh's revenue was $7.3 billion, an increase of 16%, or 5% on an underlying basis. Guy Carpenter's revenue for the three months ended June 30, 2025 was $677 million, an increase of 7%, or 5% on an underlying basis. For the six months ended June 30, 2025, Guy Carpenter's revenue was $1.9 billion, an increase of 6%, or 5% on an underlying basis.
•Consulting revenue for the three months ended June 30, 2025 was $2.4 billion, an increase of 7%, or 3% on an underlying basis. Operating income was $456 million, compared with $410 million for the corresponding quarter in the prior year. For the six months ended June 30, 2025, Consulting revenue was $4.7 billion, an increase of 6%, or 4% on an underlying basis. Operating income was $912 million, compared with $842 million for the corresponding period in the prior year.
•Mercer's revenue for the three months ended June 30, 2025 was $1.5 billion, an increase of 9%, or 3% on an underlying basis. For the six months ended June 30, 2025, Mercer's revenue was $3.0 billion, an increase of 7%, or 3% on an underlying basis. Oliver Wyman Group's revenue for the three months ended June 30, 2025 was $873 million, an increase of 5%, or 3% on an underlying basis. For the six months ended June 30, 2025, Oliver Wyman Group's revenue was $1.7 billion, an increase of 4% on both a reported and an underlying basis.
•The Company completed 4 acquisitions in the second quarter of 2025 for a total purchase consideration of $86 million.
•The Company repurchased 1.4 million shares for $300 million in the second quarter of 2025. For the six months ended June 30, 2025, the Company repurchased 2.7 million shares for $600 million.
•In July 2025, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in August 2025.
* * * * *
The macroeconomic and geopolitical environment including multiple major wars and global conflicts, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates could impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see "Part I, Item 1A. Risk Factors" in our annual Report on Form 10-K for the year ended December 31, 2024.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A. Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$6,974	$6,221	$14,035	$12,694
Expense:
Compensation and benefits	3,895	3,454	7,745	6,924
Other operating expenses	1,250	1,125	2,456	2,203
Operating expenses	5,145	4,579	10,201	9,127
Operating income	$1,829	$1,642	$3,834	$3,567
Income before income taxes	$1,646	$1,565	$3,473	$3,436
Net income before non-controlling interests	$1,231	$1,140	$2,643	$2,564
Net income attributable to the Company	$1,211	$1,125	$2,592	$2,525
Net income per share attributable to the Company:
– Basic	$2.46	$2.28	$5.27	$5.13
– Diluted	$2.45	$2.27	$5.23	$5.08
Average number of shares outstanding:
– Basic	492	492	492	492
– Diluted	495	496	495	497
Shares outstanding at June 30,	492	492	492	492
Consolidated operating income increased $187 million, or 11% to $1.8 billion for the three months ended June 30, 2025, compared to $1.6 billion for the corresponding quarter in the prior year, reflecting a 12% increase in both revenue and expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 15% and 7%, respectively.
Consolidated operating income increased $267 million, or 7% to $3.8 billion for the six months ended June 30, 2025, compared to $3.6 billion for the corresponding period in the prior year, reflecting an 11% increase in revenue and a 12% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 13% and 6%, respectively.
The Company's revenue and expenses for the three and six months ended June 30, 2025 include the results of operations of McGriff Insurance Services, LLC ("McGriff'") in the Risk and Insurance Services segment.
Diluted earnings per share for the three months ended June 30, 2025 increased to $2.45 from $2.27, or 8% from the prior year. For the six months ended June 30, 2025, diluted earnings per share increased to $5.23 from $5.08, or 3% from the prior year. The increase for the three and six months ended June 30, 2025, compared to the corresponding periods in the prior year, is primarily due to higher operating income, partially offset by higher interest expense.

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
The following tables present the Company's non-GAAP revenue for the three and six months ended June 30, 2025 and 2024, and the related non-GAAP underlying revenue change:

Three Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Risk and Insurance Services
Marsh	$3,849	$3,265	18%	$3,429	$3,260	5%
Guy Carpenter	677	632	7%	664	632	5%
Subtotal	4,526	3,897	16%	4,093	3,892	5%
Fiduciary interest income	99	125		94	125
Total Risk and Insurance Services	4,625	4,022	15%	4,187	4,017	4%
Consulting
Mercer	1,498	1,379	9%	1,415	1,374	3%
Oliver Wyman Group	873	837	5%	859	832	3%
Total Consulting	2,371	2,216	7%	2,274	2,206	3%
Corporate Eliminations	(22)	(17)		(22)	(17)
Total Revenue	$6,974	$6,221	12%	$6,439	$6,206	4%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Marsh:
EMEA	$1,006	$912	10%	$984	$910	8%
Asia Pacific	409	391	4%	409	389	4%
Latin America	132	137	(4)%	141	137	3%
Total International	1,547	1,440	7%	1,534	1,436	7%
U.S./Canada	2,302	1,825	26%	1,895	1,824	4%
Total Marsh	$3,849	$3,265	18%	$3,429	$3,260	5%
Mercer:
Wealth	$685	$612	12%	$622	$608	2%
Health	594	547	9%	583	546	7%
Career	219	220	(1)%	210	220	(5)%
Total Mercer	$1,498	$1,379	9%	$1,415	$1,374	3%
(*) Rounded to whole percentages.

Six Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Risk and Insurance Services
Marsh	$7,302	$6,268	16%	$6,570	$6,255	5%
Guy Carpenter	1,883	1,780	6%	1,868	1,780	5%
Subtotal	9,185	8,048	14%	8,438	8,035	5%
Fiduciary interest income	202	247		193	247
Total Risk and Insurance Services	9,387	8,295	13%	8,631	8,282	4%
Consulting
Mercer	2,994	2,804	7%	2,873	2,777	3%
Oliver Wyman Group	1,691	1,626	4%	1,676	1,617	4%
Total Consulting	4,685	4,430	6%	4,549	4,394	4%
Corporate Eliminations	(37)	(31)		(37)	(31)
Total Revenue	$14,035	$12,694	11%	$13,143	$12,645	4%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Six Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Marsh:
EMEA	$2,065	$1,937	7%	$2,073	$1,934	7%
Asia Pacific	744	727	2%	752	721	4%
Latin America	256	262	(2)%	276	262	5%
Total International	3,065	2,926	5%	3,101	2,917	6%
U.S./Canada	4,237	3,342	27%	3,469	3,338	4%
Total Marsh	$7,302	$6,268	16%	$6,570	$6,255	5%
Mercer:
Wealth	$1,355	$1,284	6%	$1,247	$1,214	3%
Health	1,202	1,085	11%	1,203	1,128	7%
Career	437	435	—	423	435	(3)%
Total Mercer	$2,994	$2,804	7%	$2,873	$2,777	3%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three and six months ended June 30, 2025 and 2024:

	2025				2024
Three Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$3,849	$(18)	$(402)	$3,429	$3,265	$(5)	$3,260
Guy Carpenter	677	(6)	(7)	664	632	—	632
Subtotal	4,526	(24)	(409)	4,093	3,897	(5)	3,892
Fiduciary interest income	99	—	(5)	94	125	—	125
Total Risk and Insurance Services	4,625	(24)	(414)	4,187	4,022	(5)	4,017
Consulting
Mercer	1,498	(17)	(66)	1,415	1,379	(5)	1,374
Oliver Wyman Group	873	(11)	(3)	859	837	(5)	832
Total Consulting	2,371	(28)	(69)	2,274	2,216	(10)	2,206
Corporate Eliminations	(22)	—	—	(22)	(17)	—	(17)
Total Revenue	$6,974	$(52)	$(483)	$6,439	$6,221	$(15)	$6,206
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2025				2024
Three Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$1,006	$(24)	$2	$984	$912	$(2)	$910
Asia Pacific	409	(2)	2	409	391	(2)	389
Latin America	132	7	2	141	137	—	137
Total International	1,547	(19)	6	1,534	1,440	(4)	1,436
U.S./Canada (a)	2,302	1	(408)	1,895	1,825	(1)	1,824
Total Marsh	$3,849	$(18)	$(402)	$3,429	$3,265	$(5)	$3,260
Mercer:
Wealth	$685	$(11)	$(52)	$622	$612	$(4)	$608
Health	594	(3)	(8)	583	547	(1)	546
Career	219	(3)	(6)	210	220	—	220
Total Mercer	$1,498	$(17)	$(66)	$1,415	$1,379	$(5)	$1,374
(a)Acquisitions, dispositions and other in 2025 includes the impact of McGriff.
Note: Amounts in the tables above are rounded to whole numbers.

	2025				2024
Six Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$7,302	$35	$(767)	$6,570	$6,268	$(13)	$6,255
Guy Carpenter	1,883	7	(22)	1,868	1,780	—	1,780
Subtotal	9,185	42	(789)	8,438	8,048	(13)	8,035
Fiduciary interest income	202	1	(10)	193	247	—	247
Total Risk and Insurance Services	9,387	43	(799)	8,631	8,295	(13)	8,282
Consulting
Mercer (b)	2,994	15	(136)	2,873	2,804	(27)	2,777
Oliver Wyman Group	1,691	(3)	(12)	1,676	1,626	(9)	1,617
Total Consulting	4,685	12	(148)	4,549	4,430	(36)	4,394
Corporate Eliminations	(37)	—	—	(37)	(31)	—	(31)
Total Revenue	$14,035	$55	$(947)	$13,143	$12,694	$(49)	$12,645
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2025				2024
Six Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$2,065	$4	$4	$2,073	$1,937	$(3)	$1,934
Asia Pacific	744	6	2	752	727	(6)	721
Latin America	256	18	2	276	262	—	262
Total International	3,065	28	8	3,101	2,926	(9)	2,917
U.S./Canada (a)	4,237	7	(775)	3,469	3,342	(4)	3,338
Total Marsh	$7,302	$35	$(767)	$6,570	$6,268	$(13)	$6,255
Mercer:
Wealth (b)	$1,355	$4	$(112)	$1,247	$1,284	$(70)	$1,214
Health (b)	1,202	9	(8)	1,203	1,085	43	1,128
Career	437	2	(16)	423	435	—	435
Total Mercer	$2,994	$15	$(136)	$2,873	$2,804	$(27)	$2,777
a)Acquisitions, dispositions and other in 2025 includes the impact of McGriff.
b)Acquisitions, dispositions and other in 2024 includes a net gain of $21 million from the sale of the U.K. pension administration and U.S. health and benefits administration businesses, that comprised of a $66 million gain in Wealth, offset by a $45 million loss in Health.
Note: Amounts in the tables above are rounded to whole numbers.

Consolidated Revenue
Consolidated revenue increased $753 million, or 12%, to $7.0 billion for the three months ended June 30, 2025, compared to $6.2 billion for the three months ended June 30, 2024. Consolidated revenue increased 4% on an underlying basis, 8% from acquisitions, and 1% from the impact of foreign currency translation. On an underlying basis, revenue increased 4% and 3% for the three months ended June 30, 2025, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $1.3 billion, or 11%, to $14.0 billion for the six months ended June 30, 2025, compared to $12.7 billion for the six months ended June 30, 2024. Consolidated revenue increased 4% on an underlying basis and 7% from acquisitions. On an underlying basis, revenue increased 4% for the six months ended June 30, 2025, in both the Risk and Insurance Services and Consulting segments.
Consolidated Operating Expenses
Consolidated operating expenses increased $566 million, or 12%, to $5.1 billion for the three months ended June 30, 2025, compared to $4.6 billion for the three months ended June 30, 2024. Expenses also reflect an increase of 8% from acquisitions and 1% from the impact of foreign currency translation.
Consolidated operating expenses increased $1.1 billion, or 12%, to $10.2 billion for the six months ended June 30, 2025, compared to $9.1 billion for the six months ended June 30, 2024. Expenses also reflect a 8% increase from acquisitions.
Consolidated operating expenses for the three and six months ended June 30, 2025 increased due to acquisitions, primarily in Risk and Insurance Services, resulting in higher compensation and benefits and amortization of identified intangibles.
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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2025	2024	2025	2024
Revenue	$4,625	$4,022	$9,387	$8,295
Compensation and benefits	2,462	2,108	4,913	4,226
Other operating expenses	720	617	1,418	1,207
Operating expenses	3,182	2,725	6,331	5,433
Operating income	$1,443	$1,297	$3,056	$2,862
Operating income margin	31.2%	32.2%	32.6%	34.5%
Revenue
Revenue in the Risk and Insurance Services segment increased $603 million, or 15%, to $4.6 billion for the three months ended June 30, 2025, compared to $4.0 billion for the three months ended June 30, 2024. Revenue increased 4% on an underlying basis, 10% from acquisitions, and 1% from the impact of foreign currency translation. Interest earned on fiduciary funds decreased $26 million to $99 million for the three months ended June 30, 2025, compared to $125 million for the three months ended June 30, 2024. The decrease is due to lower average interest rates compared to the corresponding quarter in the prior year.
Revenue in the Risk and Insurance Services segment increased $1.1 billion, or 13%, to $9.4 billion for the six months ended June 30, 2025, compared to $8.3 billion for the six months ended June 30, 2024. Revenue increased 4% on an underlying basis and 9% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. Interest earned on fiduciary funds decreased $45 million to $202 million for the six months ended June 30, 2025, compared to $247 million for the six months ended June 30, 2024. The decrease is due to lower average interest rates compared to the corresponding period in the prior year.
In Risk and Insurance Services, underlying revenue growth for the three and six months ended June 30, 2025 was driven by renewals and new business growth at Marsh and Guy Carpenter.
Marsh's revenue increased $584 million, or 18%, to $3.8 billion for the three months ended June 30, 2025, compared to $3.3 billion for the three months ended June 30, 2024. This reflects an increase of 5% on an underlying basis, 12% from acquisitions, and 1% from the impact of foreign currency translation. U.S./Canada rose 4% on an underlying basis. Total International operations produced underlying revenue growth of 7%, reflecting growth of 8% in EMEA, 4% in Asia Pacific and 3% in Latin America.
Marsh's revenue increased $1.0 billion, or 16%, to $7.3 billion for the six months ended June 30, 2025, compared to $6.3 billion for the six months ended June 30, 2024. This reflects an increase of 5% on an underlying basis and 12% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. U.S./Canada rose 4% on an underlying basis. Total International operations produced underlying revenue growth of 6%, reflecting growth of 7% in EMEA, 5% in Latin America, and 4% in Asia Pacific.
Guy Carpenter's revenue increased $45 million, or 7%, to $677 million for the three months ended June 30, 2025, compared to $632 million for the three months ended June 30, 2024. This reflects an increase of 5% on an underlying basis, 1% from acquisitions, and 1% from the impact of foreign currency translation.
Guy Carpenter's revenue increased $103 million, or 6%, to $1.9 billion for the six months ended June 30, 2025, compared to $1.8 billion for the six months ended June 30, 2024. This reflects an increase of 5% on an underlying basis and 1% from acquisitions.
At Guy Carpenter, underlying revenue growth for the three and six months ended June 30, 2025 was driven by growth across all regions and global specialties.
The Risk and Insurance Services segment completed 5 acquisitions for the six months ended June 30, 2025. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurances Services segment increased $457 million, or 17%, to 3.2 billion for the three months ended June 30, 2025, compared to $2.7 billion for the three months ended June 30, 2024. Expenses also reflect an increase of 12% from acquisitions and 1% from the impact of foreign currency translation.
Expenses in the Risk and Insurances Services segment increased $898 million, or 17%, to $6.3 billion for the six months ended June 30, 2025, compared to $5.4 billion for the six months ended June 30, 2024. Expenses also reflect an increase of 12% from acquisitions.
Expenses for the three and six months ended June 30, 2025 increased due to acquisitions, resulting in higher compensation and benefits and amortization of identified intangibles.
Expenses for the three and six months ended June 30, 2025 included integration and retention related costs of $45 million and $114 million, respectively, related to the acquisition of McGriff.
Expenses for the three and six months ended June 30, 2025 also included higher intangible amortization cost of $44 million and $85 million, respectively, compared to the corresponding periods in the prior year, primarily related to the acquisition of McGriff.

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
The results of operations for the Consulting segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2025	2024	2025	2024
Revenue	$2,371	$2,216	$4,685	$4,430
Compensation and benefits	1,398	1,314	2,761	2,628
Other operating expenses	517	492	1,012	960
Operating expenses	1,915	1,806	3,773	3,588
Operating income	$456	$410	$912	$842
Operating income margin	19.2%	18.5%	19.5%	19.0%
Revenue
Consulting revenue increased $155 million, or 7%, to $2.4 billion for the three months ended June 30, 2025, compared to $2.2 billion for the three months ended June 30, 2024. This reflects an increase of 3% on an underlying basis, 3% from acquisitions, and 1% from the impact of foreign currency translation.
Consulting revenue increased $255 million, or 6%, to $4.7 billion for the six months ended June 30, 2025, compared to $4.4 billion for the six months ended June 30, 2024. This reflects an increase of 4% on an underlying basis and 3% from acquisitions.
In Consulting, underlying revenue growth for the three and six months ended June 30, 2025 was driven by growth in both Mercer and Oliver Wyman Group.
Mercer's revenue increased $119 million, or 9%, to $1.5 billion for the three months ended June 30, 2025, compared to $1.4 billion for the three months ended June 30, 2024. This reflects an increase of 3% on an underlying basis, 4% from acquisitions, and 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health and Wealth increased 7% and 2%, respectively, and decreased 5% in Career, as compared to the corresponding quarter in the prior year.
Mercer's revenue increased $190 million, or 7%, to $3.0 billion for the six months ended June 30, 2025, compared to $2.8 billion for the six months ended June 30, 2024. This reflects an increase of 3% on an underlying basis and 4% from acquisitions, partially offset by a decrease of 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health and Wealth increased 7% and 3%, respectively, and decreased 3% in Career, as compared to the corresponding period in the prior year.
Underlying revenue growth at Mercer was driven by continued solid growth in Health and Wealth, offset by contraction in Career. Health reflected growth across all regions. Wealth growth was driven by investment management, reflecting positive net flows and the impact of capital markets. The decline in Career reflects slower project demand in the U.S and Canada.
Revenue for the six months ended June 30, 2024 includes a net gain of $21 million from the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses.
Oliver Wyman Group's revenue increased $36 million, or 5%, to $873 million for the three months ended June 30, 2025, compared to $837 million for the three months ended June 30, 2024. This reflects an increase of 3% on an underlying basis and 1% from the impact of foreign currency translation.
Oliver Wyman Group's revenue increased $65 million, or 4%, to $1.7 billion for the six months ended June 30, 2025, compared to $1.6 billion for the six months ended June 30, 2024. This reflects an increase of 4% on an underlying basis.
The increase in underlying revenue growth at Oliver Wyman Group for the three and six months ended June 30, 2025 was driven by growth in the Americas.

The Consulting segment completed 2 acquisitions for the six months ended June 30, 2025. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $109 million, or 6%, to $1.9 billion for the three months ended June 30, 2025, compared to $1.8 billion for the three months ended June 30, 2024. Expenses reflect a 3% increase from acquisitions and 1% from the impact of foreign currency translation.
Expenses in the Consulting segment increased $185 million, or 5%, to $3.8 billion for the six months ended June 30, 2025, compared to $3.6 billion for the six months ended June 30, 2024. Expenses reflect a 4% increase from acquisitions.
Expenses for the three and six months ended June 30, 2025 increased primarily due to compensation and benefits driven by higher base salaries and incentive compensation. For the six months ended June 30, 2024, expenses also reflected acquisition and disposition costs of $21 million, primarily related to exit costs for the disposition of the Mercer U.K. pension administration and U.S. health benefits administration businesses in 2024.
Corporate and Other
Corporate expenses increased $5 million, or 9%, to $70 million for the three months ended June 30, 2025, compared to $65 million for the three months ended June 30, 2024. Corporate expenses decreased $3 million, or 2%, to $134 million for the six months ended June 30, 2025, compared to $137 million for the six months ended June 30, 2024.
Interest Income
Interest income for the three months ended June 30, 2025 was $5 million, compared to $12 million for the three months ended June 30, 2024. Interest income for the six months ended June 30, 2025 was $24 million, compared to $49 million for the six months ended June 30, 2024. Interest income decreased $7 million and $25 million for the three and six months ended June 30, 2025, respectively, due to lower average corporate funds and average interest rates compared to the corresponding periods in the prior year.
Interest Expense
Interest expense for the three months ended June 30, 2025 was $243 million, compared to $156 million for the three months ended June 30, 2024. Interest expense for the six months ended June 30, 2025 was $488 million, compared to $315 million for the six months ended June 30, 2024.
Interest expense increased $87 million and $173 million for the three and six months ended June 30, 2025, respectively, due to increased long-term debt (McGriff acquisition) and higher interest rates, compared to the corresponding periods in the prior year.
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
The Company recorded net investment income of $7 million and $12 million for the three and six months ended June 30, 2025, compared to net investment income of $1 million and $2 million, respectively, for the corresponding periods in the prior year. The increase in 2025 for both periods is primarily driven by higher mark-to-market gains from the Company's investments, compared to the prior year.
Income and Other Taxes
The Company's effective tax rate for the three months ended June 30, 2025 was 25.2%, compared with 27.1% for the corresponding period of 2024. The effective tax rates for the six months ended June 30, 2025 and 2024 were 23.9% and 25.4%, respectively.

The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 0.2% and 0.7% for the three months ended June 30, 2025 and 2024, respectively, and by 1.2% and 1.6% for the six months ended June 30, 2025 and 2024, respectively.
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
The Company has established liabilities for uncertain tax positions in relation to potential assessments in the jurisdictions in which it operates. In 2024, the Company received closure notices and assessments from the U.K. tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments and resolving this matter through litigation or alternative dispute resolution may take several years. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company. However, an adverse resolution of tax matters could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $69 million within the next twelve months due to settlement of audits and expiration of statutes of limitations.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate.
On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At June 30, 2025, the Company had approximately $1.5 billion of cash and cash equivalents in its foreign operations, which includes $517 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the six months ended June 30, 2025, the Company recorded foreign currency translation adjustments which increased net equity by $974 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $1.0 billion of cash from operations for the six months ended June 30, 2025, compared to $434 million for the first six months of 2024. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $90 million and $153 million related to its restructuring activities for the six months ended June 30, 2025 and 2024, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. For the three and six months ended June 30, 2025, the Company contributed $9 million and $20 million, respectively, to its U.S. defined benefit pension plans and $8 million and $15 million to its non-U.S. defined benefit pension plans, respectively. For the three and six months ended June 30, 2024, the Company contributed $9 million and $17 million to its U.S. defined benefit pension plans, respectively and $18 million and $34 million to its non-U.S. defined benefit pension plans, respectively.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. For the three and six months ended June 30, 2025, the Company made contributions of $9 million and $18 million, respectively, to its non-qualified plans. The Company also made $2 million of required contributions to its U.S. qualified plans for the six months ended June 30, 2025. The Company expects to make approximately $17 million of additional contributions to it's U.S. non-qualified plans over the remainder of 2025.
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
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required at the earliest until 2026. The funding level will be re-assessed during 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $618 million) over a seven year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
The Company expects to fund an additional $28 million to its non-U.S. defined benefit plans over the remainder of 2025, comprising approximately $1 million to the U.K. plans and $27 million to plans outside of the U.K.
Financing Cash Flows
Net cash used for financing activities was $1.8 billion for the six months ended June 30, 2025, compared with $384 million used for financing activities for the corresponding period in 2024.
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
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At June 30, 2025 and December 31, 2024, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $123 million at June 30, 2025 and December 31, 2024. There were no outstanding borrowings under these facilities at June 30, 2025 and December 31, 2024.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $161 million and $163 million, at June 30, 2025 and December 31, 2024, respectively.
Debt
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $150 million of commercial paper outstanding at June 30, 2025, at an average effective interest rate of 4.60%. The Company did not have any commercial paper outstanding at December 31, 2024.
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
Share Repurchases
For the six months ended June 30, 2025, the Company repurchased 2.7 million shares of its common stock for $600 million. At June 30, 2025, the Company remained authorized by the Board of Directors to repurchase up to approximately $1.7 billion in shares of its common stock. There is no time limit on the authorization. For the six months ended June 30, 2024, the Company repurchased 3.0 million shares of its common stock for $600 million.
Dividends
The Company paid dividends on its common stock shares of $810 million ($1.63 per share) for the six months ended June 30, 2025, as compared with $706 million ($1.42 per share) for the first six months of 2024.
In January and March of 2025, the Board of Directors of the Company declared quarterly dividends of $0.815 per share on outstanding common stock, which were paid in February and May 2025, respectively. In July 2025, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in August 2025.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2025	2024
Operating:
Contingent consideration payments for prior year acquisitions	$(19)	$(90)
Acquisition/disposition related net charges for adjustments	30	15
Adjustments and payments related to contingent consideration	$11	$(75)
Financing:
Contingent consideration for prior year acquisitions	$(7)	$(71)
Deferred consideration related to prior year acquisitions	(36)	(10)
Payments of deferred and contingent consideration for acquisitions	$(43)	$(81)

Receipt of contingent consideration for dispositions	$—	$1
For acquisitions completed during the first six months of 2025 and in prior years, remaining estimated future contingent payments of $207 million and deferred consideration payments of $154 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at June 30, 2025.

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
The U.S. dollar value of the Euro notes increased by $141 million through June 30, 2025, due to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the six months ended June 30, 2025.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect a decrease of $19 million and an increase of $901 million for the six months ended June 30, 2025 and 2024, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $95 million for the first six months of 2025, compared with $783 million used for investing activities for the corresponding period in 2024.
The Company paid $62 million and $644 million, net of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made in the first six months of 2025 and 2024, respectively. The outflow of funds in 2024 relates primarily to the acquisitions of Vanguard's Institutional Advisory Services business unit ("Vanguard") and Fischer Brown Bottrell Insurance Inc., for $469 million.
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
The Company's additions to fixed assets and capitalized software for the six months ended June 30, 2025 and 2024, amounted to $114 million and $167 million, respectively, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash from the sale of long-term investments for the six months ended June 30, 2025 is due to the disposal of an investment in a unit trust fund.
Cash used for long-term investments for the six months ended June 30, 2025 is due to investments in private equity funds. At June 30, 2025, the Company has commitments for potential future investments of approximately $94 million in private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at June 30, 2025:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$150	$150	$—	$—	$—
Current portion of long-term debt	619	619	—	—	—
Long-term debt	19,126	—	1,935	3,189	14,002
Interest on long-term debt	13,438	904	1,724	1,559	9,251
Net operating leases	2,144	393	655	423	673
Service agreements	373	222	124	25	2
Other long-term obligations (a)	453	93	294	64	2
Total	$36,303	$2,381	$4,732	$5,260	$23,930
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $114 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $59 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act (the "TCJA") of $13 million, which will be paid in 2026.
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
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,677	$2,398
Cash and cash equivalents held in a fiduciary capacity	$11,871	$11,276
Based on the above balances at June 30, 2025, if short-term interest rates increased or decreased by 10%, or 32 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $22 million.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $105 million. The Company has exposure to over 80 foreign currencies. If exchange rates at June 30, 2025, hold constant for the rest of 2025, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will decrease full year net operating income by approximately $4 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments at June 30, 2025 in both public and private companies as well as private equity funds, including investments of approximately $22 million that are valued using readily determinable fair values and approximately $17 million of investments without readily determinable fair values. The Company also has investments of approximately $286 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the six months ended June 30, 2025, the Company repurchased 2.7 million shares of its common stock for $600 million. At June 30, 2025, the Company remained authorized to repurchase up to approximately $1.7 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2025	461,401	$226.5592	461,401	$1,859,554,032
May 1 - 31, 2025	428,882	$227.9220	428,882	$1,761,802,396
June 1 - 30, 2025	441,583	$221.2787	441,583	$1,664,089,495
Total	1,331,866	$225.2473	1,331,866	$1,664,089,495
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

Date:	July 17, 2025	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	July 17, 2025	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1
Marsh & McLennan Companies, Inc. Amended and Restated 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2025)

10.2	Description of Compensation Arrangements for Independent Directors of Marsh & McLennan Companies, Inc. effective June 1, 2025.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)