Form 10-Q
period 2025-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2025-10-16
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 13, 2025, there were outstanding 489,909,683 shares of common stock, par value $1.00 per share, of the registrant.

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
•our ability to fully realize the opportunities and efficiencies from the Thrive program, which focuses on our brand strategy, delivering greater value to clients, accelerating growth and improving efficiency;
•our ability to successfully integrate or achieve the intended benefits of the acquisition of McGriff;
•the regulatory, contractual and reputational risks that arise based on insurance placement activities and insurer revenue streams; and
•the impact of changes in tax laws, guidance and interpretations, such as the implementation of the Organization for Economic Cooperation and Development international tax framework, or the increasing number of challenges by tax authorities in the current global tax environment.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$6,351	$5,697	$20,386	$18,391
Expense:
Compensation and benefits	3,894	3,442	11,639	10,366
Other operating expenses	1,287	1,147	3,743	3,350
Operating expenses	5,181	4,589	15,382	13,716
Operating income	1,170	1,108	5,004	4,675
Other net benefit credits	52	68	143	201
Interest income	10	12	34	61
Interest expense	(237)	(154)	(725)	(469)
Investment income	15	1	27	3
Income before income taxes	1,010	1,035	4,483	4,471
Income tax expense	253	283	1,083	1,155
Net income before non-controlling interests	757	752	3,400	3,316
Less: Net income attributable to non-controlling interests	10	5	61	44
Net income attributable to the Company	$747	$747	$3,339	$3,272
Net income per share attributable to the Company:
– Basic	$1.52	$1.52	$6.79	$6.65
– Diluted	$1.51	$1.51	$6.75	$6.59
Average number of shares outstanding:
– Basic	491	492	492	492
– Diluted	494	496	495	496
Shares outstanding at September 30,	490	491	490	491
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income before non-controlling interests	$757	$752	$3,400	$3,316
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(263)	661	926	389
Gain (Loss) related to pension/post-retirement plans	89	(173)	(207)	(105)
Other comprehensive income (loss), before tax	(174)	488	719	284
Income tax expense (benefit) on other comprehensive loss	23	(49)	(80)	(21)
Other comprehensive (loss) income, net of tax	(197)	537	799	305
Comprehensive income	560	1,289	4,199	3,621
Less: comprehensive income attributable to non-controlling interest	10	5	61	44
Comprehensive income attributable to the Company	$550	$1,284	$4,138	$3,577
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,511	$2,398
Cash and cash equivalents held in a fiduciary capacity	12,001	11,276
Receivables
Commissions and fees	7,256	6,533
Advanced premiums and claims	63	84
Other	760	706
	8,079	7,323
Less-allowance for credit losses	(173)	(167)
Net receivables	7,906	7,156
Other current assets	1,281	1,287
Total current assets	23,699	22,117

Goodwill	23,949	23,306
Other intangible assets	4,671	4,820
Fixed assets (net of accumulated depreciation and amortization of $1,669 at September 30, 2025 and $1,538 at December 31, 2024)	820	859
Pension related assets	2,212	1,914
Right of use assets	1,436	1,498
Deferred tax assets	248	237
Other assets	1,748	1,730
	$58,783	$56,481
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,263	$519
Accounts payable and accrued liabilities	3,355	3,402
Accrued compensation and employee benefits	3,089	3,620
Current lease liabilities	332	325
Accrued income taxes	617	376
Dividends payable	441	—
Fiduciary liabilities	12,001	11,276
Total current liabilities	21,098	19,518

Long-term debt	18,317	19,428
Pension, post-retirement and post-employment benefits	791	840
Long-term lease liabilities	1,514	1,590
Liabilities for errors and omissions	285	305
Other liabilities	1,419	1,265
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2025 and December 31, 2024	561	561
Additional paid-in capital	1,457	1,370
Retained earnings	26,948	25,306
Accumulated other comprehensive loss	(5,441)	(6,240)
Non-controlling interests	206	193
	23,731	21,190
Less – treasury shares, at cost, 70,639,222 shares at September 30, 2025 and 69,239,488 shares at December 31, 2024	(8,372)	(7,655)
Total equity	15,359	13,535
	$58,783	$56,481
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2025	2024
Operating cash flows:
Net income before non-controlling interests	$3,400	$3,316
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	270	276
Amortization of intangible assets	412	269
Non-cash lease expense	219	206
Adjustments and payments related to contingent consideration assets and liabilities	18	(69)
Gain on consolidation of entity	(13)	—
Net (gain) on investments	(27)	—
Net (gain) on disposition of assets	(17)	(18)
Share-based compensation expense	305	283
Changes in assets and liabilities:
Net receivables	(388)	(821)
Other assets	(39)	(45)
Accrued compensation and employee benefits	(610)	(582)
Provision for taxes, net of payments and refunds	197	233
Contributions to pension and other benefit plans in excess of current year credit	(190)	(262)
Other liabilities	(157)	(211)
Operating lease liabilities	(249)	(229)
Net cash provided by (used for) operations	3,131	2,346
Financing cash flows:
Purchase of treasury shares	(1,002)	(900)
Proceeds from issuance of debt	—	988
Repayments of debt	(514)	(1,613)
Payment of bridge loan commitment fees	—	(23)
Purchase of non-controlling interests	—	(5)
Shares withheld for taxes on vested units – treasury shares	(148)	(177)
Issuance of common stock from treasury shares	212	221
Payments of deferred and contingent consideration for acquisitions	(64)	(91)
Receipts of deferred and contingent consideration for dispositions	—	3
Distributions of non-controlling interests	(46)	(29)
Dividends paid	(1,255)	(1,110)
Change in fiduciary liabilities	231	916
Net cash provided by (used for) financing activities	(2,586)	(1,820)
Investing cash flows:
Capital expenditures	(186)	(240)
Purchases of long term investments	(17)	(18)
Sales of long-term investments	96	17
Dispositions	15	106
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(224)	(1,042)
Other, net	(6)	1
Net cash provided by (used for) investing activities	(322)	(1,176)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	615	219
Increase (Decrease) in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	838	(431)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	13,674	14,152
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$14,512	$13,721

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at September 30,	2025	2024
(In millions)
Cash and cash equivalents	$2,511	$1,798
Cash and cash equivalents held in a fiduciary capacity	12,001	11,923
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$14,512	$13,721
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,362	$1,197	$1,370	$1,242
Change in accrued stock compensation costs	83	84	(48)	(41)
Issuance of shares under stock compensation plans and employee stock purchase plans	12	8	135	88
Balance, end of period	$1,457	$1,289	$1,457	$1,289
RETAINED EARNINGS
Balance, beginning of period	$27,088	$24,578	$25,306	$22,759
Net income attributable to the Company	747	747	3,339	3,272
Dividend equivalents declared	(4)	(3)	(12)	(10)
Dividends declared	(883)	(802)	(1,685)	(1,501)
Balance, end of period	$26,948	$24,520	$26,948	$24,520
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,244)	$(5,527)	$(6,240)	$(5,295)
Other comprehensive income (loss), net of tax	(197)	537	799	305
Balance, end of period	$(5,441)	$(4,990)	$(5,441)	$(4,990)
TREASURY SHARES
Balance, beginning of period	$(8,000)	$(7,442)	$(7,655)	$(7,076)
Issuance of shares under stock compensation plans and employee stock purchase plans	30	50	285	284
Purchase of treasury shares	(402)	(300)	(1,002)	(900)
Balance, end of period	$(8,372)	$(7,692)	$(8,372)	$(7,692)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$209	$198	$193	$179
Net income attributable to non-controlling interests	10	5	61	44
Distributions and other changes	(13)	(9)	(48)	(29)
Balance, end of period	$206	$194	$206	$194
TOTAL EQUITY	$15,359	$13,882	$15,359	$13,882
Dividends declared per share	$1.80	$1.63	$3.43	$3.05
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
The accompanied consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the nine months ended September 30, 2025 and 2024.
The Company's results for the three and nine months ended September 30, 2025, include the results of operations of McGriff Insurance Services, LLC ("McGriff'") in the Risk and Insurance Services segment.
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
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value. The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S., or as collateral under captive insurance arrangements. At September 30, 2025, the Company maintained $542 million compared to $455 million at December 31, 2024 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, respectively.
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
The Company recorded net investment income of $15 million and $27 million for the three and nine months ended September 30, 2025, respectively, compared to net investment income of $1 million and $3 million, respectively, for the corresponding periods in the prior year.
Income Taxes
The Company's effective tax rate for the three months ended September 30, 2025 was 25.1%, compared with 27.3% for the corresponding quarter of 2024. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 24.2% and 25.8%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 0.3% for the three months ended September 30, 2025 and 2024, and by 1.0% and 1.3% for the nine months ended September 30, 2025 and 2024, respectively.

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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $113 million at September 30, 2025, and $112 million at December 31, 2024. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to approximately $69 million within the next twelve months due to settlement of audits and expirations of statutes of limitations.
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
On July 4, 2025, U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current year or future years.
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

Other costs related to restructuring such as moving, legal or consulting costs are recognized as incurred. These costs are included in other operating expenses in the consolidated statements of income.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2024 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Marsh:
EMEA	$813	$747	$2,878	$2,684
Asia Pacific	361	342	1,105	1,069
Latin America	137	134	393	396
Total International	1,311	1,223	4,376	4,149
U.S./Canada	2,089	1,711	6,326	5,053
Total Marsh	3,400	2,934	10,702	9,202
Guy Carpenter	398	381	2,281	2,161
Subtotal	3,798	3,315	12,983	11,363
Fiduciary interest income	109	138	311	385
Total Risk and Insurance Services	$3,907	$3,453	$13,294	$11,748
Mercer:
Wealth	$705	$625	$2,060	$1,909
Health	555	520	1,757	1,605
Career	319	307	756	742
Total Mercer	1,579	1,452	4,573	4,256
Oliver Wyman Group	886	810	2,577	2,436
Total Consulting	$2,465	$2,262	$7,150	$6,692

The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	September 30, 2025	December 31, 2024
Contract assets	$557	$473
Contract liabilities	$919	$866
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
Revenue recognized for the three and nine months ended September 30, 2025 that was included in the contract liability balance at the beginning of each of those periods was $119 million and $705 million, respectively, compared to revenue recognized of $149 million and $730 million, respectively, for the corresponding periods in the prior year.
The amount of revenue recognized for the three and nine months ended September 30, 2025 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $18 million and $75 million, respectively, and $18 million and $61 million, respectively, for the corresponding periods in the prior year.
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
Risk and Insurance Services revenue includes interest on fiduciary funds of $109 million and $311 million for the three and nine months ended September 30, 2025, respectively, and $138 million and $385 million for the three and nine months ended September 30, 2024, respectively.
Net uncollected premiums and claims and the related payables were $15.3 billion at September 30, 2025 and $15.1 billion at December 31, 2024. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income before non-controlling interests	$757	$752	$3,400	$3,316
Less: Net income attributable to non-controlling interests	10	5	61	44
Net income attributable to the Company	$747	$747	$3,339	$3,272
Basic weighted average common shares outstanding	491	492	492	492
Dilutive effect of potentially issuable common shares	3	4	3	4
Diluted weighted average common shares outstanding	494	496	495	496
Average stock price used to calculate common stock equivalents	$205.60	$222.13	$219.35	$209.06

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the nine months ended September 30, 2025 and 2024:

(In millions)	2025	2024
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$367	$1,310
Fiduciary liabilities assumed	(17)	(8)
Liabilities assumed	(43)	(84)
Fair value of previously-held equity investment	(15)	—
Contingent/deferred purchase consideration	(68)	(176)
Net cash outflow for acquisitions	$224	$1,042

(In millions)	2025	2024
Interest paid	$775	$538
Income taxes paid, net of refunds	$886	$922
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2025	2024
Operating:
Contingent consideration payments for prior year acquisitions	$(27)	$(90)
Acquisition/disposition related net charges for adjustments	45	21
Adjustments and payments related to contingent consideration	$18	$(69)
Financing:
Contingent consideration for prior year acquisitions	$(11)	$(73)
Deferred consideration for prior year acquisitions	(53)	(18)
Payments of deferred and contingent consideration for acquisitions	$(64)	$(91)

Receipts of contingent consideration for dispositions	$—	$1
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $356 million and $328 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $95 million and $305 million for the three and nine months ended September 30, 2025, respectively, and $90 million and $283 million for the three and nine months ended September 30, 2024, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three and nine months ended September 30, 2025 and 2024, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2025	$(3,632)	$(1,612)	$(5,244)
Other comprehensive (loss) income before reclassifications	58	(263)	(205)
Amounts reclassified from accumulated other comprehensive income	8	—	8
Net current period other comprehensive (loss) income	66	(263)	(197)
Balance at September 30, 2025 (a)	$(3,566)	$(1,875)	$(5,441)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2024	$(3,050)	$(2,477)	$(5,527)
Other comprehensive income (loss) before reclassifications	(135)	668	533
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current period other comprehensive income (loss)	(131)	668	537
Balance at September 30, 2024 (a)	$(3,181)	$(1,809)	$(4,990)
(a)At September 30, 2025 and 2024, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion and $1.5 billion, respectively.

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2025	$(3,408)	$(2,832)	$(6,240)
Other comprehensive (loss) income before reclassifications	(182)	957	775
Amounts reclassified from accumulated other comprehensive income	24	—	24
Net current period other comprehensive income (loss)	(158)	957	799
Balance at September 30, 2025 (a)	$(3,566)	$(1,875)	$(5,441)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2024	$(3,101)	$(2,194)	$(5,295)
Other comprehensive income (loss) before reclassifications	(93)	385	292
Amounts reclassified from accumulated other comprehensive income	13	—	13
Net current period other comprehensive income (loss)	(80)	385	305
Balance at September 30, 2024 (a)	$(3,181)	$(1,809)	$(4,990)
(a)At September 30, 2025 and 2024, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion and $1.5 billion, respectively.

The components of other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 are as follows:

Three Months Ended September 30,	2025			2024
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(263)	$—	$(263)	$661	$(7)	$668
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	1	—	1	—	—	—
Net actuarial losses (a)	10	3	7	6	2	4
Subtotal	11	3	8	6	2	4
Foreign currency translation adjustments	79	20	59	(180)	(44)	(136)
Effect of remeasurement	(1)	—	(1)	—	—	—
Effect of settlement	—	—	—	1	—	1
Pension/post-retirement plans gains (losses)	89	23	66	(173)	(42)	(131)
Other comprehensive (loss) income	$(174)	$23	$(197)	$488	$(49)	$537
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Nine Months Ended September 30,	2025			2024
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$926	$(31)	$957	$389	$4	$385
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	1	—	1	(1)	—	(1)
Net actuarial losses (a)	31	8	23	19	5	14
Subtotal	32	8	24	18	5	13
Foreign currency translation adjustments	(245)	(58)	(187)	(124)	(30)	(94)
Effect of remeasurement	(4)	(1)	(3)	—	—	—
Effect of settlement	10	2	8	1	—	1
Pension/post-retirement plans (losses) gains	(207)	(49)	(158)	(105)	(25)	(80)
Other comprehensive income (loss)	$719	$(80)	$799	$284	$(21)	$305
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
The Risk and Insurance Services segment completed 8 acquisitions for the nine months ended September 30, 2025:
•January – Guy Carpenter acquired the remaining 51.5% ownership share in Carpenter Turner Cyprus Ltd., a Greece-based insurance broker that provides reinsurance and advisory services, including treaty and facultative reinsurance, data and analytics, strategic advisory, and capital markets solutions.
•February – Marsh acquired Fontana Rava-Toscano & Partners S.r.l., an Italy-based insurance broker that offers property and casualty insurance brokerage and risk consulting.
•March – Marsh acquired the business of Cohere Insurance Solutions, an Australia-based insurance broker that specializes in life sciences, start-up and professional services businesses.
•April – Marsh & McLennan Agency ("MMA") acquired Arthur C. Hall Insurance, Inc., a Pennsylvania-based insurance broker that provides commercial and personal lines solutions to clients, with specialties in life sciences, information management, non-profit, craft beverage manufacturing and municipal industries.
•May – Marsh acquired Thornton Harvey Group, LLC (d/b/a ProWriters), a Pennsylvania-based wholesale insurance broker that provides solutions for cyber, management and professional liability insurance to a network of retail brokers in the U.S.
•July – MMA acquired Excel Insurance LLC, a Florida-based insurance broker that provides property and casualty insurance solutions to small businesses and individuals in South Florida, with specialties in watercraft and motor vehicle protection; and Donald S. Barberie Insurance Agency, Inc. (d/b/a Olympic Insurance Agency), a California-based insurance broker that provides business insurance, employee benefits, and personal asset protection expertise to clients in Southern California, serving real estate investors, property managers, and manufacturing businesses.
•August – MMA acquired Robins Insurance Agency Inc., a Tennessee-based insurance broker that provides business insurance and personal lines solutions, with expertise in real estate, construction, hospitality, community associations and manufacturing.
The Consulting segment completed 4 acquisitions for the nine months ended September 30, 2025:
•April – Mercer acquired the business of Cerebrus Consultants Private Limited., an India-based provider of human resources consulting and advisory services.
•May – Mercer acquired SECOR Asset Management, L.P., a U.S. and United Kingdom (U.K.) based global provider of bespoke strategic and portfolio solutions to institutional investors, including investment advisory and implementation, fiduciary and asset liability management.
•August – Oliver Wyman Group acquired Validate Health Inc., an Illinois-based healthcare analytics consultancy that provides analytics solutions to healthcare providers and accountable care organizations to help clients to better manage costs, risk and performance. Mercer acquired ConvictionsRH, a France-based consulting firm specializing in Human Resources transformation, supporting companies of all sizes in their strategic, organizational, digital, technological and cultural changes.

Total purchase consideration for acquisitions made for the nine months ended September 30, 2025 was $337 million, which consisted of cash paid of $254 million, deferred and estimated contingent purchase consideration of $68 million, and the remeasurement to fair value of a previously held equity method investment upon consolidation of $15 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the nine months ended September 30, 2025, the Company also paid $53 million of deferred purchase consideration and $38 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2025, based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions through September 30, 2025
(In millions)
Cash	$254
Estimated fair value of deferred/contingent purchase consideration	68
Fair value of previously-held equity method investment	15
Total consideration	$337
Allocation of purchase price:
Cash and cash equivalents	$13
Cash and cash equivalents held in a fiduciary capacity	17
Net receivables	22
Other current assets	2
Goodwill	234
Other intangible assets	100
Fixed assets, net	1
Right of use assets	4
Other assets	4
Total assets acquired	397
Current liabilities	17
Fiduciary liabilities	17
Other liabilities	26
Total liabilities assumed	60
Net assets acquired	$337
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
The following table provides information about other intangible assets acquired in 2025:

Other intangible assets through September 30, 2025 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$96	11.4 years
Other	4	4.2 years
Total other intangible assets	$100
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The following table provides information about the consolidated statements of income for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Revenue	$19	$82	$34	$144
Operating income (loss)	$2	$(2)	$5	$(5)
The Company incurred acquisition related expenses for the three and nine months ended September 30, 2025 of approximately $81 million and $218 million, respectively, and $20 million and $49 million, for the corresponding periods in the prior year. In 2025, these costs included approximately $52 million and $166 million of integration and retention related costs in connection with the acquisition of McGriff for the three and nine months ended September 30, 2025, respectively. Acquisition related expenses are included in compensation and benefits or other operating expenses in the Company's consolidated statements of income, depending on the nature of the items.
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
Dispositions
In the first quarter of 2025, the Company sold MMA's Technology Consulting and Administrative Solutions ("TCAS") business for approximately $25 million, and recorded a gain of $15 million, which is included in revenue in the consolidated statements of income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$6,362	$6,106	$20,438	$19,764
Net income attributable to the Company	$749	$732	$3,349	$3,264
Basic net income per share attributable to the Company	$1.52	$1.49	$6.81	$6.63
Diluted net income per share attributable to the Company	$1.52	$1.48	$6.77	$6.58
9.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. The reporting unit level is defined at the same level as the Company's operating segments. A company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, a company may elect to proceed directly to the quantitative goodwill impairment test. In the third quarter of 2025, the Company completed a qualitative impairment assessment and concluded that goodwill was not impaired. As part of its assessment, the Company considered numerous factors, including:
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite-lived intangible assets at September 30, 2025 and December 31, 2024.

Changes in the carrying amount of goodwill are as follows:

(In millions)	2025	2024
Balance at January 1,	$23,306	$17,231
Goodwill acquired	234	826
Other adjustments (a)	409	178
Balance at September 30,	$23,949	$18,235
(a)Primarily reflects the impact of foreign exchange.
The goodwill from acquisitions in 2025 and 2024 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2025 included approximately $14 million and $30 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at September 30, 2025 is $19.2 billion for Risk and Insurance Services and $4.7 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025			December 31, 2024
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$6,918	$2,322	$4,596	$6,650	$1,961	$4,689
Other (a)	462	387	75	476	345	131
Other intangible assets	$7,380	$2,709	$4,671	$7,126	$2,306	$4,820
(a)Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three and nine months ended September 30, 2025 was $133 million and $412 million, respectively, compared to $90 million and $269 million, respectively, for the corresponding periods in the prior year.
The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2025 (excludes amortization through September 30, 2025)	$135
2026	521
2027	485
2028	461
2029	432
Subsequent years	2,637
Total future amortization	$4,671

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
Level 3.Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/25	12/31/24	09/30/25	12/31/24	09/30/25	12/31/24	09/30/25	12/31/24
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$11	$7	$—	$—	$—	$—	$11	$7
Mutual funds (a)	204	194	—	—	—	—	204	194
Unit investment trust (a)	—	—	—	83	—	—	—	83
Money market funds (b)	135	353	—	—	—	—	135	353
Total assets measured at fair value	$350	$554	$—	$83	$—	$—	$350	$637
Fiduciary Assets:
Money market funds	$215	$76	$—	$—	$—	$—	$215	$76
Total fiduciary assets measured at fair value	$215	$76	$—	$—	$—	$—	$215	$76
Liabilities:
Contingent purchase consideration liabilities (c)	$—	$—	$—	$—	$230	$161	$230	$161
Total liabilities measured at fair value	$—	$—	$—	$—	$230	$161	$230	$161
(a)Included in other assets in the consolidated balance sheets.
(b)Included in cash and cash equivalents in the consolidated balance sheets.
(c)Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
For the nine months ended September 30, 2025 and 2024, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Balance at beginning of period,	$207	$121	$161	$252
Net additions	20	43	57	60
Payments	(12)	(2)	(38)	(163)
Revaluation impact	15	6	45	21
Other	—	—	5	(2)
Balance at end of period	$230	$168	$230	$168
Long-Term Investments
The Company has investments in certain private equity funds as well as in public and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $295 million and $257 million at September 30, 2025 and December 31, 2024, respectively.
Private Equity Investments
The Company's investments in private equity funds were $215 million and $182 million at September 30, 2025 and December 31, 2024, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $15 million and $25 million for the three and nine months ended September 30, 2025, respectively.

At September 30, 2025, the Company has commitments of potential future investments of approximately $101 million in private equity funds that invest primarily in financial services companies.
Investments in Public and Private Companies
The Company has investments in private insurance brokerage and consulting companies with a carrying value of $80 million and $75 million at September 30, 2025 and December 31, 2024, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Other Investments
The Company held equity investments with readily determinable market values at September 30, 2025 and December 31, 2024, of $23 million and $19 million, respectively. For the nine months ended September 30, 2025, the Company recorded mark-to-market gains of $2 million on these investments.
The Company also held investments without readily determinable market values of $16 million at both September 30, 2025 and December 31, 2024, respectively.
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
The U.S. dollar value of the Euro notes increased by $141 million through September 30, 2025 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the nine months ended September 30, 2025.
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
The Company determined that $3 million and $8 million of ROU assets were impaired for the three and nine months ended September 30, 2025, respectively, and $7 million and $9 million for the three and nine months ended September 30, 2024, respectively, and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.

The following table provides additional information about the Company’s property leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except weighted average data)	2025	2024	2025	2024
Lease Cost:
Operating lease cost (a)	$88	$84	$262	$247
Short-term lease cost	1	1	4	4
Variable lease cost	35	31	101	85
Sublease income	(6)	(2)	(16)	(10)
Net lease cost	$118	$114	$351	$326
Other information:
Operating cash outflows from operating leases			$300	$278
ROU assets obtained in exchange for new operating lease liabilities			$94	$135
Weighted average remaining lease term – real estate			7.3 years	7.8 years
Weighted average discount rate – real estate leases			3.79%	3.64%
(a)Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at September 30, 2025 are as follows:

(In millions)	Real Estate Leases
2025 (excludes payments through September 30, 2025)	$100
2026	383
2027	342
2028	263
2029	219
2030	185
Subsequent years	617
Total future lease payments	2,109
Less: Imputed interest	(263)
Total	$1,846
Current lease liabilities	$332
Long-term lease liabilities	1,514
Total lease liabilities	$1,846
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At September 30, 2025, the Company had additional operating real estate leases that had not yet commenced of $13 million. These operating leases will commence over the next 12 months.

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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit cost or credit for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
September 30,	2025	2024
Weighted average assumptions:
Discount rate	5.36%	4.95%
Expected return on plan assets	5.43%	5.44%
Rate of compensation increase*	3.16%	3.16%
(*)There are no rate of compensation increase assumptions for the primary U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives, and 50% fixed income. At September 30, 2025, the actual allocation for the U.S. plans was 50% equities and equity alternatives, and 50% fixed income. The target allocation for the U.K. plans at September 30, 2025 is 12% equities and equity alternatives, and 88% fixed income. At September 30, 2025, the actual allocation for the U.K. plans was 9% equities and equity alternatives and 91% fixed income. The Company's U.K. plans comprised approximately 78% of non-U.S. plan assets at December 31, 2024. The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' real return within acceptable risk parameters. The Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges.
In the third quarter of 2025, the Trustee of the MMC U.K. Pension Fund (the "Fund") invested in a $2.5 billion (£1.9 billion) insurance policy that will reimburse the Fund for all future benefit payments to the retirees and beneficiaries in one of the sections of the Fund (a “buy-in”). Fund assets were used for the buy-in and it is accounted for at fair value as an investment. The transaction had no impact on the 2025 net benefit credit.
The net benefit cost or credit of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions.
The components of the net benefit credit for defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$8	$5
Interest cost	151	146
Expected return on plan assets	(215)	(222)
Amortization of prior service (credit) cost	1	—
Recognized actuarial loss	11	8
Net periodic benefit credit	$(44)	$(63)
Settlement loss	—	1
Net benefit credit	$(44)	$(62)

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$21	$17
Interest cost	445	434
Expected return on plan assets	(631)	(657)
Amortization of prior service (credit) cost	1	1
Recognized actuarial loss	32	23
Net periodic benefit credit	$(132)	$(182)
Settlement loss	10	1
Net benefit credit	$(122)	$(181)
The following tables provide the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2025	2024
Compensation and benefits expense	$8	$5
Other net benefit credits	(52)	(67)
Net benefit credit	$(44)	$(62)

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2025	2024
Compensation and benefits expense	$21	$17
Other net benefit credits	(143)	(198)
Net benefit credit	$(122)	$(181)
The components of the net benefit credit for the U.S. defined benefit plans are as follows:

U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$1	$—
Interest cost	64	62
Expected return on plan assets	(74)	(76)
Recognized actuarial loss	6	5
Net benefit credit	$(3)	$(9)

U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$1	$—
Interest cost	191	187
Expected return on plan assets	(220)	(227)
Recognized actuarial loss	18	15
Net periodic benefit credit	$(10)	$(25)
Settlement loss	1	—
Net benefit credit	$(9)	$(25)

The components of the net benefit credit for the non-U.S. defined benefit plans are as follows:

Significant non-U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$7	$5
Interest cost	87	84
Expected return on plan assets	(141)	(146)
Amortization of prior service credit	1	—
Recognized actuarial loss	5	3
Net periodic benefit credit	$(41)	$(54)
Settlement loss	—	1
Net benefit credit	$(41)	$(53)

Significant non-U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2025	2024
Service cost	$20	$17
Interest cost	254	247
Expected return on plan assets	(411)	(430)
Amortization of prior service credit	1	1
Recognized actuarial loss	14	8
Net periodic benefit credit	$(122)	$(157)
Settlement loss	9	1
Net benefit credit	$(113)	$(156)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and nine months ended September 30, 2025 of approximately $21 million and $56 million, respectively, compared to contributions of $16 million and $67 million, respectively, for the corresponding periods in the prior year. The Company expects to contribute approximately $24 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2025.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and nine months ended September 30, 2025 was $51 million and $159 million, respectively, and $45 million and $142 million, respectively, for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and nine months ended September 30, 2025 was $43 million and $141 million, respectively, and $39 million and $130 million, respectively, for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2025	December 31, 2024
Short-term:
Current portion of long-term debt	$1,263	$519
	$1,263	$519
Long-term:
Senior notes – 3.50% due 2025	$—	$500
Senior notes – 1.349% due 2026	643	579
Senior notes – 3.75% due 2026	600	599
Senior notes – 4.550% due 2027	945	945
Senior notes – Floating due 2027	298	299
Senior notes – 4.375% due 2029	1,500	1,499
Senior notes – 1.979% due 2030	642	566
Senior notes – 2.25% due 2030	743	742
Senior notes – 4.65% due 2030	992	991
Senior notes – 2.375% due 2031	398	397
Senior notes – 4.850% due 2031	992	992
Senior notes – 5.750% due 2032	494	494
Senior notes – 5.875% due 2033	299	299
Senior notes – 5.400% due 2033	593	593
Senior notes – 5.150% due 2034	496	495
Senior notes – 5.00% due 2035	1,982	1,982
Senior notes – 4.75% due 2039	496	496
Senior notes – 5.35% due 2044	494	495
Senior notes – 4.35% due 2047	494	494
Senior notes – 4.20% due 2048	594	593
Senior notes – 4.90% due 2049	1,239	1,239
Senior notes – 2.90% due 2051	346	346
Senior notes – 6.25% due 2052	492	491
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	989	989
Senior notes – 5.450% due 2054	493	493
Senior notes – 5.40% due 2055	1,479	1,479
Mortgage – 5.70% due 2035	254	267
Other	2	2
	19,580	19,947
Less: current portion	1,263	519
	$18,317	$19,428
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company did not have any commercial paper outstanding at September 30, 2025 and December 31, 2024.

Credit Facilities
The Company has a $3.5 billion multi-currency unsecured five-year credit facility (the "Credit Facility") expiring October 2028. Borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) the Securities Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly. The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At September 30, 2025 and December 31, 2024, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $122 million and $123 million at September 30, 2025 and December 31, 2024. There were no outstanding borrowings under these facilities at September 30, 2025 and December 31, 2024.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $158 million and $163 million at September 30, 2025 and December 31, 2024, respectively.
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

	September 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,263	$1,253	$519	$518
Long-term debt	$18,317	$18,150	$19,428	$18,734
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

15.    Restructuring Costs
In the third quarter of 2025, the Company launched a three-year restructuring program, Thrive (the "Program"), which focuses on our brand strategy, delivering greater value to clients, accelerating growth and improving efficiency. Based on current Program estimates, the Company expects to incur approximately $500 million of cost over the three years. Costs will primarily relate to severance, technology and outside services. The Company anticipates charges incurred to be evenly distributed over the Program period. For the three months ended September 30, 2025, costs incurred in connection with the Program were $38 million, related to severance and outside services. The Company continues to refine its detailed plans for the Program which may change the timing, expected costs, and related savings.
The Company incurred a total of $46 million and $96 million for restructuring activities for the three and nine months ended September 30, 2025, related to severance, lease exit charges and consulting and other outside services.
For the three and nine months ended September 30, 2024, the Company incurred $54 million and $140 million of restructuring costs, primarily related to the Company initiated activities in the fourth quarter of 2022 focused on workforce actions, rationalization of technology and functional services, and reductions in real estate that were completed at the end of 2024.
The Company incurred restructuring costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Risk and Insurance Services	$20	$22	$51	$73
Consulting	18	14	32	30
Corporate	8	18	13	37
Total	$46	$54	$96	$140
Details of the restructuring activity from January 1, 2024 through September 30, 2025, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2024	$89	$39	$—	$2	$130
2024 charges	163	66	25	22	276
Cash payments	(177)	(45)	(24)	(24)	(270)
Non-cash charges	—	(18)	(1)	—	(19)
Liability at December 31, 2024	$75	$42	$—	$—	$117
2025 charges	70	19	—	7	96
Cash payments	(101)	(30)	—	(7)	(138)
Non-cash charges	—	(2)	—	—	(2)
Liability at September 30, 2025	$44	$29	$—	$—	$73
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
For the nine months ended September 30, 2025, the Company repurchased 4.6 million shares of its common stock for $1.0 billion. At September 30, 2025, the Company remained authorized to repurchase up to approximately $1.3 billion in shares of its common stock. There is no time limit on the authorization. For the nine months ended September 30, 2024, the Company repurchased 4.3 million shares of its common stock for $900 million.
The Company issued approximately 3.2 million and 3.3 million shares related to stock compensation and employee stock purchase plans for the nine months ended September 30, 2025 and 2024.
In January and March of 2025, the Board of Directors of the Company declared quarterly dividends of $0.815 per share on outstanding common stock, which were paid in February and May 2025, respectively. In July 2025, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, which was paid in August 2025.
In September 2025, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in November 2025.
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
In June 2023, White Oak, a loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In May 2025, Marsh Ltd. reached a settlement with White Oak to resolve the matter in the U.K. The settlement was recoverable through the Company's E&O insurance and did not have an impact on the consolidated statements of income for the nine months ended September 30, 2025.
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
Selected information about the Company’s segments is as follows:

	Three Months Ended September 30,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other operating expenses	Operating Income (Loss)
2025 –
Risk and Insurance Services	$3,907	(a)	$2,424	$52	$116	$565	$750
Consulting	2,465	(b)	1,429	25	17	493	501
Total Segments	6,372		3,853	77	133	1,058	1,251
Corporate/Eliminations	(21)		41	14	—	5	(81)
Total Consolidated	$6,351		$3,894	$91	$133	$1,063	$1,170
2024 –
Risk and Insurance Services	$3,453	(a)	$2,095	$48	$77	$500	$733
Consulting	2,262	(b)	1,309	25	13	453	462
Total Segments	5,715		3,404	73	90	953	1,195
Corporate/Eliminations	(18)		38	17	—	14	(87)
Total Consolidated	$5,697		$3,442	$90	$90	$967	$1,108

	Nine Months Ended September 30,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other operating expenses	Operating Income (Loss)
2025 –
Risk and Insurance Services	$13,294	(c)	$7,337	$153	$357	$1,641	$3,806
Consulting	7,150	(d)	4,190	74	55	1,418	1,413
Total Segments	20,444		11,527	227	412	3,059	5,219
Corporate/Eliminations	(58)		112	43	—	2	(215)
Total Consolidated	$20,386		$11,639	$270	$412	$3,061	$5,004
2024 –
Risk and Insurance Services	$11,748	(c)	$6,321	$140	$233	$1,459	$3,595
Consulting	6,692	(d)	3,937	88	36	1,327	1,304
Total Segments	18,440		10,258	228	269	2,786	4,899
Corporate/Eliminations	(49)		108	48	—	19	(224)
Total Consolidated	$18,391		$10,366	$276	$269	$2,805	$4,675

(a)Includes interest income on fiduciary funds of $109 million and $138 million in 2025 and 2024, respectively, and equity method income of $5 million and $7 million in 2025 and 2024, respectively.
(b)Includes inter-segment revenue of $20 million and $18 million in 2025 and 2024, respectively.
(c)Includes inter-segment revenue of $5 million in 2025 and 2024, interest income on fiduciary funds of $311 million and $385 million in 2025 and 2024, respectively, and equity method income of $20 million and $17 million in 2025 and 2024, respectively. Revenue in 2025 also includes $28 million from a gain on the sale of the TCAS business and a gain on remeasurement of a previously held equity method investment to fair value upon consolidation.
(d)Includes inter-segment revenue of $53 million and $44 million in 2025 and 2024, respectively. Revenue in 2024 also includes a net gain of $21 million from the sale of Mercer's U.K. pension administration and U.S. health and benefits administration businesses.
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
Details of operating segment revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Risk and Insurance Services
Marsh	$3,472	$3,023	$10,907	$9,446
Guy Carpenter	435	430	2,387	2,302
Total Risk and Insurance Services	3,907	3,453	13,294	11,748
Consulting
Mercer	1,579	1,452	4,573	4,256
Oliver Wyman Group	886	810	2,577	2,436
Total Consulting	2,465	2,262	7,150	6,692
Total Segments	6,372	5,715	20,444	18,440
Corporate Eliminations	(21)	(18)	(58)	(49)
Total	$6,351	$5,697	$20,386	$18,391

19.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted:
In September 2025, the FASB issued an accounting standard update which amends certain aspects of the accounting for and disclosure for internal-use software costs. The new guidance removes references to software development project stages so that it is neutral to different software development methods, including methods that entities may use to develop software in the future. The new guidance requires an entity to capitalize software costs when: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.
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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three and nine months ended September 30, 2025, compared to the corresponding periods in 2024, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each reportable segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three and nine months ended September 30, 2024, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended September 30, 2024.
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
Financial Highlights
•Consolidated revenue for the three months ended September 30, 2025 was $6.4 billion, an increase of 11%, or 4% on an underlying basis. For the nine months ended September 30, 2025, consolidated revenue was $20.4 billion, an increase of 11%, or 4% on an underlying basis.
•Consolidated operating income increased $62 million, or 6% to $1.2 billion for the three months ended September 30, 2025, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $747 million. Earnings per share on a diluted basis was $1.51, consistent with the corresponding quarter in the prior year. For the nine months ended September 30, 2025, consolidated operating income increased $329 million, or 7% to $5.0 billion, compared to the corresponding period in the prior year. Net income attributable to the Company was $3.3 billion. Earnings per share on a diluted basis increased to $6.75 from $6.59, or 2%, compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended September 30, 2025 was $3.9 billion, an increase of 13%, or 3% on an underlying basis. Operating income was $750 million, compared with $733 million for the corresponding quarter in the prior year. For the nine months ended September 30, 2025, Risk and Insurance Services revenue was $13.3 billion, an increase of 13%, or 4% on an underlying basis. Operating income was $3.8 billion, compared with $3.6 billion for the corresponding period in the prior year.
•Marsh's revenue for the three months ended September 30, 2025 was $3.4 billion, an increase of 16%, or 4% on an underlying basis. For the nine months ended September 30, 2025, Marsh's revenue was $10.7 billion, an increase of 16%, or 5% on an underlying basis. Guy Carpenter's revenue for the three months ended September 30, 2025 was $398 million, an increase of 5% on both a reported and an underlying basis. For the nine months ended September 30, 2025, Guy Carpenter's revenue was $2.3 billion, an increase of 6%, or 5% on an underlying basis.
•Consulting revenue for the three months ended September 30, 2025 was $2.5 billion, an increase of 9%, or 5% on an underlying basis. Operating income was $501 million, compared with $462 million for the corresponding quarter in the prior year. For the nine months ended September 30, 2025, Consulting revenue was $7.2 billion, an increase of 7%, or 4% on an underlying basis. Operating income was $1.4 billion, compared with $1.3 billion for the corresponding period in the prior year.
•Mercer's revenue for the three months ended September 30, 2025 was $1.6 billion, an increase of 9%, or 3% on an underlying basis. For the nine months ended September 30, 2025, Mercer's revenue was $4.6 billion, an increase of 7%, or 3% on an underlying basis. Oliver Wyman Group's revenue for the three months ended September 30, 2025 was $886 million, an increase of 9%, or 8% on an underlying basis. For the nine months ended September 30, 2025, Oliver Wyman Group's revenue was $2.6 billion, an increase of 6%, or 5% on an underlying basis.
•In the third quarter of 2025, the Company launched a three-year program, Thrive (the "Program"), which focuses on our brand strategy, delivering greater value to clients, accelerating growth and improving efficiency.
•The Company completed 5 acquisitions in the third quarter of 2025 for a total purchase consideration of $189 million.
•The Company repurchased approximately 1.9 million shares for $400 million in the third quarter of 2025. For the nine months ended September 30, 2025, the Company repurchased 4.6 million shares for $1 billion.
•In September 2025, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in November 2025.
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
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$6,351	$5,697	$20,386	$18,391
Expense:
Compensation and benefits	3,894	3,442	11,639	10,366
Other operating expenses	1,287	1,147	3,743	3,350
Operating expenses	5,181	4,589	15,382	13,716
Operating income	$1,170	$1,108	$5,004	$4,675
Income before income taxes	$1,010	$1,035	$4,483	$4,471
Net income before non-controlling interests	$757	$752	$3,400	$3,316
Net income attributable to the Company	$747	$747	$3,339	$3,272
Net income per share attributable to the Company:
– Basic	$1.52	$1.52	$6.79	$6.65
– Diluted	$1.51	$1.51	$6.75	$6.59
Average number of shares outstanding:
– Basic	491	492	492	492
– Diluted	494	496	495	496
Shares outstanding at September 30,	490	491	490	491
Consolidated operating income increased $62 million, or 6% to $1.2 billion for the three months ended September 30, 2025, compared to $1.1 billion for the corresponding quarter in the prior year, reflecting an 11% increase in revenue and a 13% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 13% and 9%, respectively.
Consolidated operating income increased $329 million, or 7% to $5.0 billion for the nine months ended September 30, 2025, compared to $4.7 billion for the corresponding period in the prior year, reflecting an 11% increase in revenue and a 12% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 13% and 7%, respectively.
The Company's revenue and expenses for the three and nine months ended September 30, 2025 include the results of operations of McGriff Insurance Services, LLC ("McGriff'") in the Risk and Insurance Services segment.
Diluted earnings per share for the three months ended September 30, 2025 was $1.51, consistent with the prior year, reflecting an increase in operating income, offset by higher interest expense.
For the nine months ended September 30, 2025, diluted earnings per share increased to $6.75 from $6.59, or 2% from the prior year, reflecting an increase in operating income, partially offset by higher interest expense.

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
The following tables present the Company's non-GAAP revenue for the three and nine months ended September 30, 2025 and 2024, and the related non-GAAP underlying revenue change:

Three Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Risk and Insurance Services
Marsh	$3,400	$2,934	16%	$3,050	$2,929	4%
Guy Carpenter	398	381	5%	398	381	5%
Subtotal	3,798	3,315	15%	3,448	3,310	4%
Fiduciary interest income	109	138		103	138
Total Risk and Insurance Services	3,907	3,453	13%	3,551	3,448	3%
Consulting
Mercer	1,579	1,452	9%	1,494	1,449	3%
Oliver Wyman Group	886	810	9%	871	806	8%
Total Consulting	2,465	2,262	9%	2,365	2,255	5%
Corporate Eliminations	(21)	(18)		(21)	(18)
Total Revenue	$6,351	$5,697	11%	$5,895	$5,685	4%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Marsh:
EMEA	$813	$747	9%	$785	$746	5%
Asia Pacific	361	342	6%	361	341	6%
Latin America	137	134	2%	137	134	3%
Total International	1,311	1,223	7%	1,283	1,221	5%
U.S./Canada	2,089	1,711	22%	1,767	1,708	3%
Total Marsh	$3,400	$2,934	16%	$3,050	$2,929	4%
Mercer:
Wealth	$705	$625	13%	$642	$623	3%
Health	555	520	7%	548	519	6%
Career	319	307	4%	304	307	—
Total Mercer	$1,579	$1,452	9%	$1,494	$1,449	3%
(*) Rounded to whole percentages.

Nine Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Risk and Insurance Services
Marsh	$10,702	$9,202	16%	$9,620	$9,184	5%
Guy Carpenter	2,281	2,161	6%	2,266	2,161	5%
Subtotal	12,983	11,363	14%	11,886	11,345	5%
Fiduciary interest income	311	385		296	385
Total Risk and Insurance Services	13,294	11,748	13%	12,182	11,730	4%
Consulting
Mercer	4,573	4,256	7%	4,367	4,226	3%
Oliver Wyman Group	2,577	2,436	6%	2,547	2,423	5%
Total Consulting	7,150	6,692	7%	6,914	6,649	4%
Corporate Eliminations	(58)	(49)		(58)	(49)
Total Revenue	$20,386	$18,391	11%	$19,038	$18,330	4%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Nine Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Marsh:
EMEA	$2,878	$2,684	7%	$2,858	$2,680	7%
Asia Pacific	1,105	1,069	3%	1,113	1,062	5%
Latin America	393	396	(1)%	413	396	5%
Total International	4,376	4,149	5%	4,384	4,138	6%
U.S./Canada	6,326	5,053	25%	5,236	5,046	4%
Total Marsh	$10,702	$9,202	16%	$9,620	$9,184	5%
Mercer:
Wealth	$2,060	$1,909	8%	$1,889	$1,837	3%
Health	1,757	1,605	10%	1,751	1,647	6%
Career	756	742	2%	727	742	(2)%
Total Mercer	$4,573	$4,256	7%	$4,367	$4,226	3%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three and nine months ended September 30, 2025 and 2024:

	2025				2024
Three Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$3,400	$(23)	$(327)	$3,050	$2,934	$(5)	$2,929
Guy Carpenter	398	(2)	2	398	381	—	381
Subtotal	3,798	(25)	(325)	3,448	3,315	(5)	3,310
Fiduciary interest income	109	(1)	(5)	103	138	—	138
Total Risk and Insurance Services	3,907	(26)	(330)	3,551	3,453	(5)	3,448
Consulting
Mercer	1,579	(20)	(65)	1,494	1,452	(3)	1,449
Oliver Wyman Group	886	(14)	(1)	871	810	(4)	806
Total Consulting	2,465	(34)	(66)	2,365	2,262	(7)	2,255
Corporate Eliminations	(21)	—	—	(21)	(18)	—	(18)
Total Revenue	$6,351	$(60)	$(396)	$5,895	$5,697	$(12)	$5,685
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2025				2024
Three Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$813	$(24)	$(4)	$785	$747	$(1)	$746
Asia Pacific	361	—	—	361	342	(1)	341
Latin America	137	—	—	137	134	—	134
Total International	1,311	(24)	(4)	1,283	1,223	(2)	1,221
U.S./Canada (a)	2,089	1	(323)	1,767	1,711	(3)	1,708
Total Marsh	$3,400	$(23)	$(327)	$3,050	$2,934	$(5)	$2,929
Mercer:
Wealth	$705	$(11)	$(52)	$642	$625	$(2)	$623
Health	555	(4)	(3)	548	520	(1)	519
Career	319	(5)	(10)	304	307	—	307
Total Mercer	$1,579	$(20)	$(65)	$1,494	$1,452	$(3)	$1,449
(a)Acquisitions, dispositions and other in 2025 includes the impact of McGriff.
Note: Amounts in the tables above are rounded to whole numbers.

	2025				2024
Nine Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh (a)	$10,702	$12	$(1,094)	$9,620	$9,202	$(18)	$9,184
Guy Carpenter	2,281	5	(20)	2,266	2,161	—	2,161
Subtotal	12,983	17	(1,114)	11,886	11,363	(18)	11,345
Fiduciary interest income	311	—	(15)	296	385	—	385
Total Risk and Insurance Services	13,294	17	(1,129)	12,182	11,748	(18)	11,730
Consulting
Mercer (b)	4,573	(5)	(201)	4,367	4,256	(30)	4,226
Oliver Wyman Group	2,577	(17)	(13)	2,547	2,436	(13)	2,423
Total Consulting	7,150	(22)	(214)	6,914	6,692	(43)	6,649
Corporate Eliminations	(58)	—	—	(58)	(49)	—	(49)
Total Revenue	$20,386	$(5)	$(1,343)	$19,038	$18,391	$(61)	$18,330
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2025				2024
Nine Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh:
EMEA	$2,878	$(20)	$—	$2,858	$2,684	$(4)	$2,680
Asia Pacific	1,105	6	2	1,113	1,069	(7)	1,062
Latin America	393	18	2	413	396	—	396
Total International	4,376	4	4	4,384	4,149	(11)	4,138
U.S./Canada (a)	6,326	8	(1,098)	5,236	5,053	(7)	5,046
Total Marsh	$10,702	$12	$(1,094)	$9,620	$9,202	$(18)	$9,184
Mercer:
Wealth (b)	$2,060	$(7)	$(164)	$1,889	$1,909	$(72)	$1,837
Health (b)	1,757	5	(11)	1,751	1,605	42	1,647
Career	756	(3)	(26)	727	742	—	742
Total Mercer	$4,573	$(5)	$(201)	$4,367	$4,256	$(30)	$4,226
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

Consolidated Revenue
Consolidated revenue increased $654 million, or 11%, to $6.4 billion for the three months ended September 30, 2025, compared to $5.7 billion for the three months ended September 30, 2024. Consolidated revenue increased 4% on an underlying basis, 7% from acquisitions, and 1% from the impact of foreign currency translation. On an underlying basis, revenue increased 3% and 5% for the three months ended September 30, 2025, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $2.0 billion, or 11%, to $20.4 billion for the nine months ended September 30, 2025, compared to $18.4 billion for the nine months ended September 30, 2024. Consolidated revenue increased 4% on an underlying basis and 7% from acquisitions. On an underlying basis, revenue increased 4% for the nine months ended September 30, 2025, in both the Risk and Insurance Services and Consulting segments.
Consolidated Operating Expenses
Consolidated operating expenses increased $592 million, or 13%, to $5.2 billion for the three months ended September 30, 2025, compared to $4.6 billion for the three months ended September 30, 2024. Expenses also reflect an increase of 7% from acquisitions and 1% from the impact of foreign currency translation.
Consolidated operating expenses increased $1.7 billion, or 12%, to $15.4 billion for the nine months ended September 30, 2025, compared to $13.7 billion for the nine months ended September 30, 2024. Expenses also reflect an 8% increase from acquisitions.
Consolidated operating expenses for the three and nine months ended September 30, 2025 increased due to acquisitions, primarily in Risk and Insurance Services, resulting in higher compensation and benefits and amortization of identified intangibles.
In the third quarter of 2025, the Company launched a three-year program, Thrive, which focuses on our brand strategy, delivering greater value to clients, accelerating growth and improving efficiency. The Company also announced the formation of Business Client Services ("BCS"), to accelerate innovation and centralize investments in operational excellence, data, AI and other analytics. BCS brings together operations and technology teams across the Company to improve client service through enhancing our technology and effective deployment of resources.
The Program will generate savings from process and automation efficiencies and optimization of our global operating model.
Based on current Program estimates, the Company expects to incur approximately $500 million of cost over the three years. Costs will primarily relate to severance, technology and outside services. Annualized savings are expected to be approximately $400 million. The Company expects savings realized and charges incurred to be evenly distributed over the Program period.
For the three months ended September 30, 2025 costs incurred in connection with the Program were $38 million, related to severance and outside services.
The Company continues to refine its detailed plans for the Program which may change the timing, expected costs, and related savings.

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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	2025	2024
Revenue	$3,907	$3,453	$13,294	$11,748
Compensation and benefits	2,424	2,095	7,337	6,321
Other operating expenses	733	625	2,151	1,832
Operating expenses	3,157	2,720	9,488	8,153
Operating income	$750	$733	$3,806	$3,595
Operating income margin	19.2%	21.2%	28.6%	30.6%
Revenue
Revenue in the Risk and Insurance Services segment increased $454 million, or 13%, to $3.9 billion for the three months ended September 30, 2025, compared to $3.5 billion for the three months ended September 30, 2024. Revenue increased 3% on an underlying basis, 9% from acquisitions, and 1% from the impact of foreign currency translation. Interest earned on fiduciary funds decreased $29 million to $109 million for the three months ended September 30, 2025, compared to $138 million for the three months ended September 30, 2024. The decrease is due to lower average interest rates compared to the corresponding quarter in the prior year.
Revenue in the Risk and Insurance Services segment increased $1.5 billion, or 13%, to $13.3 billion for the nine months ended September 30, 2025, compared to $11.7 billion for the nine months ended September 30, 2024. Revenue increased 4% on an underlying basis and 9% from acquisitions. Interest earned on fiduciary funds decreased $74 million to $311 million for the nine months ended September 30, 2025, compared to $385 million for the nine months ended September 30, 2024. The decrease is due to lower average interest rates compared to the corresponding period in the prior year.
In Risk and Insurance Services, underlying revenue growth for the three and nine months ended September 30, 2025 was driven by growth in new business and renewal revenue at Marsh and Guy Carpenter, partially offset by declining insurance and reinsurance rates.
Marsh's revenue increased $466 million, or 16%, to $3.4 billion for the three months ended September 30, 2025, compared to $2.9 billion for the three months ended September 30, 2024. This reflects an increase of 4% on an underlying basis, 11% from acquisitions, and 1% from the impact of foreign currency translation. U.S./Canada rose 3% on an underlying basis. Total International operations produced underlying revenue growth of 5%, reflecting growth of 6% in Asia Pacific, 5% in EMEA, and 3% in Latin America.
Marsh's revenue increased $1.5 billion, or 16%, to $10.7 billion for the nine months ended September 30, 2025, compared to $9.2 billion for the nine months ended September 30, 2024. This reflects an increase of 5% on an underlying basis and 12% from acquisitions. U.S./Canada rose 4% on an underlying basis. Total International operations produced underlying revenue growth of 6%, reflecting growth of 7% in EMEA, and 5% in each of Latin America and Asia Pacific.
Guy Carpenter's revenue increased $17 million, or 5%, to $398 million for the three months ended September 30, 2025, compared to $381 million for the three months ended September 30, 2024. This reflects an increase of 5% on an underlying basis and 1% from the impact of foreign currency translation.
Guy Carpenter's revenue increased $120 million, or 6%, to $2.3 billion for the nine months ended September 30, 2025, compared to $2.2 billion for the nine months ended September 30, 2024. This reflects an increase of 5% on an underlying basis and 1% from acquisitions.

Guy Carpenter’s underlying revenue growth for the three and nine months ended September 30, 2025 was driven by growth across most regions.
The Risk and Insurance Services segment completed 8 acquisitions for the nine months ended September 30, 2025. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurances Services segment increased $437 million, or 16%, to $3.2 billion for the three months ended September 30, 2025, compared to $2.7 billion for the three months ended September 30, 2024. Expenses also reflect an increase of 10% from acquisitions and 1% from the impact of foreign currency translation.
Expenses in the Risk and Insurances Services segment increased $1.3 billion, or 16%, to $9.5 billion for the nine months ended September 30, 2025, compared to $8.2 billion for the nine months ended September 30, 2024. Expenses also reflect an increase of 11% from acquisitions.
Expenses for the three and nine months ended September 30, 2025 increased due to acquisitions, resulting in higher compensation and benefits and amortization of identified intangibles.
Expenses for the three and nine months ended September 30, 2025 included integration and retention related costs of $50 million and $164 million, respectively, related to the acquisition of McGriff.
Expenses for the three and nine months ended September 30, 2025 also included higher intangible amortization cost of $39 million and $124 million, respectively, compared to the corresponding periods in the prior year, primarily related to the acquisition of McGriff.
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
The results of operations for the Consulting segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	2025	2024
Revenue	$2,465	$2,262	$7,150	$6,692
Compensation and benefits	1,429	1,309	4,190	3,937
Other operating expenses	535	491	1,547	1,451
Operating expenses	1,964	1,800	5,737	5,388
Operating income	$501	$462	$1,413	$1,304
Operating income margin	20.3%	20.4%	19.8%	19.5%
Revenue
Consulting revenue increased $203 million, or 9%, to $2.5 billion for the three months ended September 30, 2025, compared to $2.3 billion for the three months ended September 30, 2024. This reflects an increase of 5% on an underlying basis, 3% from acquisitions, and 2% from the impact of foreign currency translation.
Consulting revenue increased $458 million, or 7%, to $7.2 billion for the nine months ended September 30, 2025, compared to $6.7 billion for the nine months ended September 30, 2024. This reflects an increase of 4% on an underlying basis and 3% from acquisitions.
In Consulting, underlying revenue growth for the three and nine months ended September 30, 2025 was driven by growth in both Mercer and Oliver Wyman Group.
Mercer's revenue increased $127 million, or 9%, to $1.6 billion for the three months ended September 30, 2025, compared to $1.5 billion for the three months ended September 30, 2024. This reflects an increase of 3% on an underlying basis, 4% from acquisitions, and 1% from the impact of foreign currency translation.

On an underlying basis, revenue for Health and Wealth increased 6% and 3%, respectively, and remained flat in Career, as compared to the corresponding quarter in the prior year.
Mercer's revenue increased $317 million, or 7%, to $4.6 billion for the nine months ended September 30, 2025, compared to $4.3 billion for the nine months ended September 30, 2024. This reflects an increase of 3% on an underlying basis and 4% from acquisitions. On an underlying basis, revenue for Health and Wealth increased 6% and 3%, respectively, and decreased 2% in Career, as compared to the corresponding period in the prior year.
Underlying revenue growth at Mercer was driven by continued solid growth in Health and stable growth at Wealth. Revenue for the nine months ended September 30, 2025 was offset by a contraction in Career. Health reflected strong growth across all regions. Wealth growth was driven by investment management, primarily reflecting positive net flows and the impact of capital markets. Career reflected continued softness in project-related work in the U.S. and Canada, offset by growth in workforce products.
Revenue for the nine months ended September 30, 2024 includes a net gain of $21 million from the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses.
Oliver Wyman Group's revenue increased $76 million, or 9%, to $886 million for the three months ended September 30, 2025, compared to $810 million for the three months ended September 30, 2024. This reflects an increase of 8% on an underlying basis and 2% from the impact of foreign currency translation.
Oliver Wyman Group's revenue increased $141 million, or 6%, to $2.6 billion for the nine months ended September 30, 2025, compared to $2.4 billion for the nine months ended September 30, 2024. This reflects an increase of 5% on an underlying basis and 1% from the impact of foreign currency translation.
The increase in underlying revenue growth at Oliver Wyman Group for the three months ended September 30, 2025 was driven by growth in each of the regions. Underlying revenue growth for the nine months ended September 30, 2025 was driven by growth in the Americas and the Middle East.
The Consulting segment completed 4 acquisitions for the nine months ended September 30, 2025. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $164 million, or 9%, to $2.0 billion for the three months ended September 30, 2025, compared to $1.8 billion for the three months ended September 30, 2024. Expenses reflect a 2% increase from acquisitions and 1% from the impact of foreign currency translation.
Expenses in the Consulting segment increased $349 million, or 6%, to $5.7 billion for the nine months ended September 30, 2025, compared to $5.4 billion for the nine months ended September 30, 2024. Expenses reflect a 3% increase from acquisitions.
Expenses for the three and nine months ended September 30, 2025 increased due to compensation and benefits driven by higher base salaries and incentive compensation. Expenses also increased due to acquisitions.
For the nine months ended September 30, 2024, expenses also reflected acquisition and disposition costs of $21 million, primarily related to exit costs for the disposition of the Mercer U.K. pension administration and U.S. health benefits administration businesses in 2024.
Corporate and Other
Corporate expenses decreased $6 million, or 6%, to $81 million for the three months ended September 30, 2025, compared to $87 million for the three months ended September 30, 2024. Corporate expenses decreased $9 million, or 4%, to $215 million for the nine months ended September 30, 2025, compared to $224 million for the nine months ended September 30, 2024.
Interest Income
Interest income for the three months ended September 30, 2025 was $10 million, compared to $12 million for the three months ended September 30, 2024. Interest income for the nine months ended September 30, 2025 was $34 million, compared to $61 million for the nine months ended September 30, 2024.
Interest income decreased $2 million and $27 million for the three and nine months ended September 30, 2025, respectively, due to lower average interest rates compared to the corresponding periods in the prior year.

Interest Expense
Interest expense for the three months ended September 30, 2025 was $237 million, compared to $154 million for the three months ended September 30, 2024. Interest expense for the nine months ended September 30, 2025 was $725 million, compared to $469 million for the nine months ended September 30, 2024.
Interest expense increased $83 million and $256 million for the three and nine months ended September 30, 2025, respectively, due to debt raised to fund the McGriff acquisition.
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
The Company recorded net investment income of $15 million and $27 million for the three and nine months ended September 30, 2025, compared to net investment income of $1 million and $3 million, respectively, for the corresponding periods in the prior year. The increase in 2025 for both periods is primarily driven by higher mark-to-market gains from the Company's investments.
Income and Other Taxes
The Company's effective tax rate for the three months ended September 30, 2025 was 25.1%, compared with 27.3% for the corresponding quarter of 2024. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 24.2% and 25.8%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
The excess tax benefit related to share-based payments is the most significant discrete item in both periods, reducing the effective tax rate by 0.3% for the three months ended September 30, 2025 and 2024, and by 1.0% and 1.3% for the nine months ended September 30, 2025 and 2024, respectively.
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

On July 4, 2025, U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current year or future years.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At September 30, 2025, the Company had approximately $1.5 billion of cash and cash equivalents in its foreign operations, which includes $516 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the nine months ended September 30, 2025, the Company recorded foreign currency translation adjustments which increased net equity by $770 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $3.1 billion of cash from operations for the nine months ended September 30, 2025, compared to $2.3 billion for the first nine months of 2024. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $138 million and $195 million related to its restructuring activities for the nine months ended September 30, 2025 and 2024, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. For the three and nine months ended September 30, 2025, the Company contributed $9 million and $29 million, respectively, to its U.S. defined benefit pension plans and $12 million and $27 million to its non-U.S. defined benefit pension plans, respectively. For the three and nine months ended September 30, 2024, the Company contributed $8 million and $25 million to its U.S. defined benefit pension plans, respectively, and $8 million and $42 million to its non-U.S. defined benefit pension plans, respectively.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. For the three and nine months ended September 30, 2025, the Company made contributions of $9 million and $27 million, respectively, to its non-qualified plans. The Company also made $2 million of required contributions to its U.S. qualified plans for the nine months ended September 30, 2025. The Company expects to make approximately $8 million of additional contributions to it's U.S. non-qualified plans over the remainder of 2025.
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
In 2021, the JLT Pension Scheme was merged into the MMC U.K. Pension Fund with a new segregated JLT section created (referred to as the "JLT section"). The Company is not required to make any deficit contributions to the JLT section in 2025. The funding level will be re-assessed during the fourth quarter of 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026.
For the MMC U.K. Pension Fund, excluding the JLT section, an agreement was reached with the trustee in the fourth quarter of 2022, based on the surplus funding position at December 31, 2021. In accordance with the agreement, no deficit funding is required at the earliest until 2026. The funding level will be re-assessed during the fourth quarter of 2025 as part of the December 31, 2024 actuarial valuation to determine if contributions are required in 2026. In December 2022, the Company renewed its agreement to support annual deficit contributions that may be required by the U.K. operating companies under certain circumstances, up to £450 million (or $603 million) over a seven year period. This is part of an agreement which gives the Company greater influence over asset allocation and overall investment decisions.
The Company expects to fund an additional $16 million to its non-U.S. defined benefit plans over the remainder of 2025, mainly to plans outside of the U.K.
Financing Cash Flows
Net cash used for financing activities was $2.6 billion for the nine months ended September 30, 2025, compared with $1.8 billion used for financing activities for the corresponding period in 2024.
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
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At September 30, 2025 and December 31, 2024, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $122 million and $123 million at September 30, 2025 and December 31, 2024. There were no outstanding borrowings under these facilities at September 30, 2025 and December 31, 2024.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $158 million and $163 million at September 30, 2025 and December 31, 2024, respectively.
Debt
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company did not have any commercial paper outstanding at September 30, 2025 and December 31, 2024.
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
Share Repurchases
For the nine months ended September 30, 2025, the Company repurchased 4.6 million shares of its common stock for $1 billion. At September 30, 2025, the Company remained authorized by the Board of Directors to repurchase up to approximately $1.3 billion in shares of its common stock. There is no time limit on the authorization. For the nine months ended September 30, 2024, the Company repurchased 4.3 million shares of its common stock for $900 million.
Dividends
The Company paid dividends on its common stock shares of $1.3 billion ($2.53 per share) for the nine months ended September 30, 2025, as compared with $1.1 billion ($2.235 per share) for the first nine months of 2024.
In January and March of 2025, the Board of Directors of the Company declared quarterly dividends of $0.815 per share on outstanding common stock, which were paid in February and May 2025, respectively. In July 2025, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, which was paid in August 2025.
In September 2025, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in November 2025.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2025	2024
Operating:
Contingent consideration payments for prior year acquisitions	$(27)	$(90)
Acquisition/disposition related net charges for adjustments	45	21
Adjustments and payments related to contingent consideration	$18	$(69)
Financing:
Contingent consideration for prior year acquisitions	$(11)	$(73)
Deferred consideration for prior year acquisitions	(53)	(18)
Payments of deferred and contingent consideration for acquisitions	$(64)	$(91)

Receipt of contingent consideration for dispositions	$—	$1

For acquisitions completed during the first nine months of 2025 and in prior years, remaining estimated future contingent payments of $230 million and deferred consideration payments of $140 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheet at September 30, 2025.
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
The U.S. dollar value of the Euro notes increased by $141 million through September 30, 2025, due to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the nine months ended September 30, 2025.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect increases of $231 million and $916 million for the nine months ended September 30, 2025 and 2024, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $322 million for the first nine months of 2025, compared with $1.2 billion used for investing activities for the corresponding period in 2024.
The Company paid $224 million and $1.0 billion, net of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made in the first nine months of 2025 and 2024, respectively. The outflow of funds in 2024 relates primarily to the acquisitions of Horton Group, Inc. and Fischer Brown Bottrell Insurance Inc., for $705 million.
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
The Company's additions to fixed assets and capitalized software for the nine months ended September 30, 2025 and 2024, amounted to $186 million and $240 million, respectively, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash from the sale of long-term investments for the nine months ended September 30, 2025 is primarily due to the disposal of an investment in a unit trust fund.
Cash used for long-term investments for the nine months ended September 30, 2025 is due to investments in private equity funds. At September 30, 2025, the Company has commitments for potential future investments of approximately $101 million in private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at September 30, 2025:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$1,263	$1,263	$—	$—	$—
Long-term debt	18,478	—	1,292	3,190	13,996
Interest on long-term debt	13,102	893	1,711	1,502	8,996
Net operating leases	2,109	390	637	415	667
Service agreements	289	166	108	14	1
Other long-term obligations (a)	458	200	205	52	1
Total	$35,699	$2,912	$3,953	$5,173	$23,661
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $113 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $59 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act (the "TCJA") of $13 million, which will be paid in 2026.
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
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$2,511	$2,398
Cash and cash equivalents held in a fiduciary capacity	$12,001	$11,276
Based on the above balances at September 30, 2025, if short-term interest rates increased or decreased by 10%, or 33 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $12 million.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $106 million. The Company has exposure to over 80 foreign currencies. If exchange rates at September 30, 2025, hold constant for the rest of 2025, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will increase full year net operating income by approximately $4 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company holds investments at September 30, 2025 in both public and private companies as well as private equity funds, including investments of approximately $23 million that are valued using readily determinable fair values and approximately $16 million of investments without readily determinable fair values. The Company also has investments of approximately $295 million that are accounted for using the equity method. The investments are subject to risk of decline in market value, which, if determined to be other than temporary for assets without readily determinable fair values, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the nine months ended September 30, 2025, the Company repurchased 4.6 million shares of its common stock for $1 billion. At September 30, 2025, the Company remained authorized to repurchase up to approximately $1.3 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	508,882	$209.8319	508,882	$1,557,309,823
August 1 - 31, 2025	586,551	$205.1523	586,551	$1,436,977,509
September 1 - 30, 2025	860,040	$201.0213	860,040	$1,264,091,170
Total	1,955,473	$204.5532	1,955,473	$1,264,091,170
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

Date:	October 16, 2025	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	October 16, 2025	/s/ Stacy M. Mills
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