Form 10-K
period 2025-12-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2026-02-09
CIK 62709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
(212) 345-5000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	MRSH	New York Stock Exchange
NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2025, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $107,422,546,097 computed by reference to the closing price of such stock as reported on the New York Stock Exchange on June 30, 2025.
As of February 5, 2026, there were outstanding 484,124,253 shares of common stock, par value $1.00 per share, of the registrant.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York	Auditor Firm ID:	34
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Marsh & McLennan Companies, Inc.’s Notice of Annual Meeting and Proxy Statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from multiple major wars and global conflicts, social unrest, tariffs or changes in trade policy, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates;
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
The factors identified above are not exhaustive. Further information concerning Marsh and its businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in Part I, Item 1A of this report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this report. Marsh and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, we caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made.

i

ii

PART I
Item 1.    Business.
References in this report to "we", "us" and "our" are to Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company" or "Marsh"), unless the context otherwise requires. Effective January 14, 2026, we updated our brand name from Marsh McLennan to Marsh and the brand names of our Marsh and Oliver Wyman Group businesses to Marsh Risk and Marsh Management Consulting, respectively. References to the Company and its businesses in this report reflect these changes. Mercer and Guy Carpenter will continue to report under their current brands through a transition period.
GENERAL
Marsh is a global leader in risk, reinsurance and capital, people and investments, and management consulting, advising clients in 130 countries. With an annual revenue of $27 billion and more than 95,000 colleagues, Marsh helps build the confidence to thrive through the power of perspective.
The Company conducts business through two segments:
•Risk and Insurance Services: risk management activities and insurance/reinsurance broking and services conducted through Marsh Risk and Guy Carpenter.
•Consulting: health, wealth and career advice, solutions and products, and specialized management, strategic, economic and brand consulting services conducted through Mercer and Marsh Management Consulting.
We provide further details about our current segments below. Financial information about our segments is provided in our consolidated financial statements, which are included under Part II, Item 8 of this report.
OUR BUSINESSES
RISK AND INSURANCE SERVICES
This segment accounted for approximately 64% of the Company's total revenue in 2025 and employed around 55,700 colleagues globally. It includes Marsh Risk and Guy Carpenter.
MARSH RISK
Marsh Risk is the world's leading insurance broker and risk advisor, offering risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in 130 countries. It employs approximately 52,000 colleagues and generated approximately 54% of the Company's total revenue in 2025.
Insurance Broking and Risk Advisory
Marsh Risk offers risk analysis, insurance program design, claims support and alternative risk strategies.
•Risk Management supports clients’ worldwide risk issues, and Specialty supports clients who require advice in highly specialized industry and product areas.
•Corporate serves middle-market clients globally and is also serviced through Marsh McLennan Agency (MMA).
◦Marsh McLennan Agency (MMA) provides business insurance, employee health and benefits, retirement and wealth management and private client insurance solutions to individuals and mid-market organizations. MMA advises on insurance program structure and market dynamics, along with industry expertise and transactional capability. Since its first acquisition in 2009, MMA has acquired more than 135 agencies. MMA also offers wealth and retirement products and services to clients.
•Commercial & Consumer serves clients with less complex risks. This segment includes:
◦Victor Insurance Managers (Victor) serves as underwriting managers of professional liability, catastrophe and other specialty insurance programs worldwide.

◦Affinity focuses on insurance programs sold to insureds or vendors through a corporate sponsor using an affinity distribution model.
◦High net-worth individuals and family offices are served by MMA in the US and other Marsh personal lines businesses globally.
Additional Services: Marsh Risk also offers specialist advisory services through risk consulting, captive solutions and international placement. Outside the U.S., Mercer and Marsh Risk go to market together to provide health benefits brokerage and consulting services. Within the U.S. and Canada, Marsh Risk advises on health benefits brokerage and consulting services through MMA. Marsh Risk's Insurer Consulting Group (ICG) provides various services to insurance carriers.
GUY CARPENTER
Guy Carpenter, the Company’s reinsurance intermediary and advisor, provides specialized reinsurance broking, strategic advisory and actuarial services, and analytics solutions. It employs approximately 3,700 colleagues and generated approximately 10% of the Company's total revenue in 2025.
Reinsurance and Risk Management Services
Guy Carpenter creates and executes reinsurance and risk management solutions globally through risk assessment analytics, actuarial services and trading relationships with reinsurance markets.
As a broker, Guy Carpenter handles treaty and facultative reinsurance across various sectors and provides alternatives to traditional reinsurance, such as industry loss warranties and capital markets solutions.
GC Securities provides structuring and placement services in respect of insurance-linked securities, such as catastrophe bonds and sidecar vehicles, along with surplus notes. GC Capital & Advisory offers corporate finance solutions, including mergers and acquisitions advice and capital raising, which complement Guy Carpenter's larger capabilities. GC Securities and GC Capital & Advisory are both divisions of MMC Securities LLC.
Reinsurance-related Services
Additionally, Guy Carpenter provides actuarial consulting, contract and claims management, and portfolio analysis, helping clients understand uncertainties and make critical decisions in areas such as reinsurance utilization and capital adequacy.
Compensation for Services in Risk and Insurance Services
Marsh Risk and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and depend on coverage provided, the insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. Marsh Risk also receives other compensation from insurance companies, which includes payments for consulting and analytics services; compensation for administrative and other services (including fees for underwriting services and services related to the administration and management of quota shares, panels and other facilities); payments for participation in sponsorship programs; and contingent commissions, based on factors such as volume or profitability of Marsh Risk's placements, primarily driven by MMA and parts of Marsh Risk's international operations.
Marsh Risk and Guy Carpenter also receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. For a more detailed discussion of revenue sources and factors affecting revenue in our Risk and Insurance Services segment, refer to Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
CONSULTING
This segment generated approximately 36% of the Company's total revenue in 2025 and employed around 29,100 colleagues globally, primarily through Mercer and Marsh Management Consulting.
MERCER
Mercer is a leading provider in delivering advice, solutions and products that help organizations meet the health, wealth and career needs of a changing workforce. It employs approximately 21,900 colleagues and generated approximately 23% of the Company's total revenue in 2025.

Mercer operates in the following areas:
•Health: assisting employers in managing employee health programs, compliance and outsourcing benefits. Outside of the U.S., Mercer and Marsh Risk go to market together to provide health benefits brokerage and consulting services.
•Wealth: providing actuarial, investment consulting and investment management services for clients’ retirement plans and other investment pools, managing approximately $692 billion in assets worldwide at December 31, 2025.
•Career: advising on employee engagement, skill assessment, executive remuneration, HR effectiveness and M&A strategy utilizing proprietary data and tools.
MARSH MANAGEMENT CONSULTING
Marsh Management Consulting offers management consulting and advisory services across various industries through three industry-leading operating units. It employs over 7,200 colleagues and generated approximately 13% of the Company's total revenue in 2025.
Oliver Wyman includes the following specializations: Actuarial, AI Transformation, Climate and Sustainability, Customer Innovation and Growth, Finance, Risk and Restructuring, Mergers and Acquisitions and Performance Transformation.
Lippincott specializes in brand strategy and design.
NERA Economic Consulting provides economic analysis for complex business and legal issues.
Compensation for Services in Consulting
Marsh Management Consulting is primarily compensated through client fees. Mercer receives client fees and commissions and fees based on assets or members. In the majority of cases, Mercer's Health business is compensated through commissions for the placement of insurance contracts and supplemental compensation from insurers based on various factors as volume, growth of accounts, and total retention of accounts placed by Mercer. Mercer's investments business and certain of its administration services are compensated based on assets under administration or management or fee per member. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported on a gross basis rather than on a net basis. For a more detailed discussion of revenue sources and factors affecting revenue in the Consulting segment, refer to Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report.
REGULATION
The Company's activities are subject to licensing requirements and extensive regulation under US federal and state laws, as well as laws of other countries in which the Company operates. Across most jurisdictions, we are subject to data privacy and data protection laws and regulations that apply to personal information, as well as cybersecurity laws and regulations and emerging laws and regulations related to artificial intelligence ("AI"). Additionally, we are subject to various financial crime laws and regulations through our activities of associated persons, the products and services we provide and our business and client relationships. Such laws and regulations relate to, among other areas, sanctions and export control, anti-bribery, anti-corruption, anti-money-laundering and counter-terrorist financing. In certain circumstances, we are also required to maintain operating funds primarily related to regulatory requirements outside the U.S. See Part I, Item 1A ("Risk Factors" below for a discussion of how actions by regulatory authorities or changes in legislation and regulation may have an adverse effect on our businesses and for more information about the laws and regulations related to data privacy, data protection, cybersecurity and AI and the associated risks to our businesses.
Risk and Insurance Services. All U.S. states and most foreign jurisdictions require insurance market intermediaries and related service providers (such as insurance brokers, agents and consultants, reinsurance brokers and managing general agents) to hold an individual or company license from a government agency or self-regulatory organization. Some jurisdictions issue licenses only to individual residents or locally owned business entities; in those instances, the Company may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Such arrangements are subject to an internal review and approval process.
Licensing of reinsurance intermediaries is generally less rigorous compared to that of insurance brokers, and most jurisdictions require only corporate reinsurance intermediary licenses.

Our business is regulated by the Financial Conduct Authority ("FCA") in the U.K. The FCA licenses insurance and reinsurance intermediaries and evaluates related criteria such as professional competence, financial capacity and professional indemnity insurance requirements, as well as the broking of premium finance to consumers. It enforces prohibitions on anti-competitive behavior in financial services.
Insurance authorities in the U.S. and certain other jurisdictions, including the FCA in the U.K., have also enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations provide for the segregation of these fiduciary funds and limit the types of investments that may be made with them; they generally apply to both the insurance and reinsurance business.
Other regulatory bodies, such as investment, securities, and futures licensing authorities, govern certain of the Company's Risk and Insurance services activities.
•MMC Securities LLC is a SEC registered broker-dealer and introducing broker used by Marsh Risk and Guy Carpenter in the U.S., primarily in connection with capital markets and other investment banking-related services relating to insurance-linked and alternative risk financing transactions. It is a member of the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association and the Securities Investor Protection Corporation ("SIPC”).
•MMA Securities LLC is a SEC-registered broker-dealer and investment adviser used by Marsh Risk in the U.S. that provides investment advisory and consulting services to employee-sponsored retirement plans. It is a member of FINRA, SIPC and the Municipal Securities Rulemaking Board ("MSRB").
•MMA Asset Management LLC is a SEC-registered investment advisor used primarily in connection with retirement and wealth management.
•Precept Advisory Group LLC is a SEC-registered investment advisor providing investment advisory and consulting services to employee-sponsored retirement plans.
•MMC Securities Limited is authorized and regulated by the FCA to provide advice on securities and investments in the U.K.
•MMC Securities (Ireland) Limited is authorized and regulated by the Central Bank of Ireland and used by Guy Carpenter to place certain securities and investments in the European Economic Area.
MMC Securities LLC, MMC Securities Limited, MMC Securities (Ireland) Limited, MMA Securities LLC, Precept Advisory Group LLC and MMA Asset Management LLC are indirect, wholly-owned subsidiaries of Marsh & McLennan Companies, Inc.
MMA's health brokerage and consulting business and wealth and retirement business are subject to the similar regulatory regimes for Mercer's Health and Investments business, as described in more detail below.
Consulting. Mercer's retirement consulting and investment services are subject to pension law and financial regulation. In certain countries, Mercer relies on licensed colleagues or registered legal entities to engage in these services or uses other Marsh entities or third parties. Mercer’s trustee services, investment services (including advice to persons, institutions and other entities on the investment of pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services provided by Mercer and its subsidiaries and affiliates may be subject to investment and securities regulations, including (but not limited to) regulations imposed or enforced by the Securities and Exchange Commission (SEC) and the U.S. Department of Labor, the Ontario Securities Commission, the FCA, the Central Bank of Ireland, the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission.
•Mercer Investments LLC is a registered investment advisor which consolidates the activities of Mercer’s affiliated investment adviser entities in the U.S.
•Mercer Trust Company is a limited-purpose New Hampshire chartered trust bank that provides services for certain clients of Mercer’s investment management business in the U.S.
Mercer’s benefits insurance consulting and brokerage services are subject to the same licensing requirements and regulatory oversight as the insurance market intermediaries described above regarding our Risk and Insurance businesses. Depending on the client and services rendered, Mercer may also be subject to direct oversight by the Department of Health and Human Services and other federal agencies in the U.S. Mercer provides annuity buy-out advice that is subject to regulations (for example, in the U.S., state insurance licensing regulations and ERISA). Mercer uses the services of MMC Securities LLC to provide certain services, including executive benefit and compensation services and securities dealing services.
FATCA. Regulations promulgated by the U.S. Treasury Department pursuant to the Foreign Account Tax Compliance Act and related legislation (FATCA) require the Company to take various measures relating to non-U.S. funds, transactions and accounts. The regulations impose certain client financial account obligations on Mercer and MMA relating to non-U.S. financial institution and insurance clients.
COMPETITIVE CONDITIONS
The Company faces intense competition across all its businesses, from providers of similar services to competition from third parties in identifying acquisition targets. Competition is based on service sophistication, range, quality, and cost. Attracting and retaining qualified colleagues is also highly competitive and competition for talent continues to intensify. The landscape varies across geographies, industries, and market segments, as detailed in "Risks Relating to the Company Generally — Competitive Risks" in Part I, Item 1A.
In insurance and reinsurance, the Company encounters strong competition from other insurance and reinsurance brokerage firms operating on a global, regional, national or local scale, from independent insurance and reinsurance companies that market, distribute and service their products without the assistance of brokers and from other businesses, including commercial and investment banks, consultants, and online platforms, to traditional insurance brokerage services. The entry of third-party capital providers and clients opting for self-insurance or direct coverage further intensifies competition. Certain insureds and groups of insureds have established programs of self-insurance as a supplement or alternative to purchasing traditional third-party insurance placements. Certain insureds also obtain coverage directly from insurance providers. Managing general agents, affinity programs, and private client services also compete with the Company's offerings.
The consulting business faces competition from global, regional and local firms, including independent consulting, broking and outsourcing firms affiliated with accounting, technology and financial services and new entrants utilizing generative AI. Mercer’s Health division competes with insurers and non-traditional entrants, such as consumer businesses and digital consultancies. Its investment services face competition from investment consulting firms, asset managers, and financial institutions, with some clients choosing to manage services provided by Mercer and Marsh Management Consulting internally.
Segmentation of Activity by Type of Service and Geographic Area of Operation.
Financial information relating to the types of services provided by the Company and the geographic areas of its operations is incorporated herein by reference to Note 17, Segment Information, in the notes to the consolidated financial statements included under Part II, Item 8 of this report.
HUMAN CAPITAL
We believe the health of our business relies on the strength of our workforce, embodied by our Colleague Value Proposition: You can be your best here. This statement captures the unique experience offered to our current and prospective colleagues, drawing inspiration from the voices of our own colleagues. It is embodied in our key pillars: Impact, Leadership, Culture, Career, and Rewards, all of which support our shared purpose: "We build the confidence to thrive through the power of perspective."
Our People. As of December 31, 2025, the Company and its consolidated subsidiaries employed more than 95,000 colleagues worldwide, including approximately 55,700 in Risk and Insurance Services and 29,100 in Consulting.
People Leadership and Governance. The Chief People Officer leads our people strategy, focusing on talent attraction, development and engagement. This includes attracting, recruiting, hiring, developing and engaging talent and designing colleague total rewards programs. The Chief People Officer also leads our approach to inclusion. Our Business Responsibility Committee and Compensation Committee of the Board of Directors have oversight responsibility for various aspects of the Company’s human capital management and are regularly updated by the Chief People Officer.
Talent & Culture. Our Company’s greatest strength is the collective talent of our people. We support talent development through regular discussions, career development workshops, Global Learning Day events and our AI Academies to enable all colleagues to advance their skills. Since the launch of our AI Academy in August 2024, more than 46,000 colleagues have received their AI Academy credentials. In July 2025, we also launched the leadership Mindset Academy, with nearly 15,000 colleagues having completed the program with the aim of enhancing their leadership skills at every stage of their career. We also delivered more than 400 in-person and virtual workshops, aimed at strengthening professional and client skills, people management and leadership capabilities. Our two Global Learning Days brought more than 100 learning experiences to approximately 20,000 attendees across the organization. Since 2011, we have conducted annual colleague surveys to gauge satisfaction and identify areas for improvement. In 2025, we aligned the question set to our Colleague Value Proposition and expanded people manager access to the survey results.
Health and Well-being. We are committed to a comprehensive colleague value proposition that places colleagues’ health, well-being and work-life balance at its center. Our program provides market-competitive medical and core health coverage, supported by time-off policies aligned with best practices, including an annual paid volunteer day to foster community engagement. Colleagues have access to personalized mental-health resources and 24/7 confidential counseling, ensuring timely and confidential support. In addition, our critical-incident response capability delivers coordinated, rapid assistance to colleagues affected by emergencies or disasters, with regional support tailored to local needs.
Total Rewards. We offer our colleagues rewards designed to be competitive in the market, attract and retain highly talented individuals, and recognize their performance and contributions. Base pay is one component. We further encourage performance that aligns with the Company’s interests by awarding discretionary incentives to eligible colleagues. These incentives, including annual bonuses, sales incentives and long-term incentives, are awarded to colleagues who have a significant impact on our success. Our total rewards also include health and retirement benefits, as well as savings and stock investment plans in most jurisdictions.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are appointed annually by the Board of Directors. As of February 9, 2026 the executive officers are:
Paul Beswick, age 51, is Senior Vice President and Global Chief Information and Operations Officer (CIOO) of Marsh. As CIOO, Mr. Beswick leads the Business and Client Services team and oversees Marsh's global Operations and Technology teams. Prior to assuming this expanded role in January 2025, Mr. Beswick served as Chief Information Officer from 2021 to 2025. He was previously a Partner and Global Head of Oliver Wyman Labs and the Digital Practice at Oliver Wyman where he worked in various sectors, including financial services, retail, transportation, telecoms, and consumer goods. Before this, Mr. Beswick headed Oliver Wyman's North American Retail Practice.
Katherine J. Brennan, age 47, is Senior Vice President and General Counsel of Marsh. In this role, she leads Marsh’s global legal, compliance and public affairs function, as well as its sustainability efforts. Ms. Brennan has held several legal and compliance leadership roles at the Company, serving most recently as General Counsel of Marsh Risk from 2021 to 2022. She also served as Deputy General Counsel, Corporate Secretary and Chief Compliance Officer for Marsh from 2017 to 2021, and prior to that, as General Counsel of Guy Carpenter. Ms. Brennan currently serves on the Board of the Red Cross of Greater New York.
John Q. Doyle, age 62, is President and Chief Executive Officer of Marsh. Previously, from 2021 to 2022, he served as Group President and Chief Operating Officer, responsible for the strategy and operational objectives of the Company’s four global businesses. He joined in 2016 as President of Marsh Risk, which he subsequently led as President and CEO from 2017 to 2021. Mr. Doyle has 40 years of leadership experience in professional and financial services. He began his career at AIG, where he held several executive-level positions. Mr. Doyle serves as the Chairman of the United States Treasury’s Federal Advisory Committee on Insurance, as a member of the Business Roundtable, on the Board of Directors of the Partnership for New York City and on the Board of Overseers of the Maurice R. Greenberg School of Risk Management, Insurance and Actuarial Science at St. John’s University. He is a Trustee of the Inner-City Scholarship Fund, and a member of the Board of the New York Police and Fire Widows’ and Children’s Benefit Fund.
Carmen Fernandez, age 52, is Senior Vice President and Chief People Officer for Marsh. Prior to her appointment as Chief People Officer in January 2021, Ms. Fernandez held positions within the Company for 15 years, most recently Deputy CHRO, CHRO of Guy Carpenter, and HR leadership roles at Mercer, including North America HR Leader, Global HR Leader for the Career business and Chief of Staff in the Office of the CEO. Before joining Marsh, Ms. Fernandez worked in investment banking at Goldman Sachs and Bank of America. She began her career as a consultant with PricewaterhouseCoopers.
John Jones, age 54, is Chief Marketing and Communications Officer of Marsh. Previously, he served as Chief Marketing and Communications Officer of Marsh Risk from 2018 to 2022. Mr. Jones joined the firm in 2016 as Senior Vice President of Business Planning, leading strategic planning and global growth initiatives. Prior to that, Mr. Jones was senior vice president of commercial marketing and strategy for AIG and has more than 25 years of marketing, communications and strategy experience.
Dean Klisura, age 62, is President and Chief Executive Officer of Guy Carpenter, and serves as Vice Chair of Marsh. Prior to assuming this role in January 2022, he was President of Guy Carpenter, overseeing the North America, International, Specialty and Global Analytics & Advisory business units. Previously, Mr. Klisura was President of Marsh Risk Global Placement and Advisory Services, leading property and casualty placement activities globally, as well as leading Bowring Marsh, the Insurer Consulting Group, and Marsh Risk Consulting. He joined Marsh Risk in 1993 and held several key global leadership roles, including President of Global Specialties.
Mark McGivney, age 58, is Senior Vice President and Chief Financial Officer of Marsh. Prior to assuming this role in January 2016, Mr. McGivney held several senior financial management positions since joining the Company in 2007. Most recently, he was Senior Vice President, Corporate Finance of Marsh, and was responsible for leading and directing the Company’s Corporate Development, Treasury and Investor Relations functions from 2014 to 2016. Prior to that, he served as Chief Financial Officer of Marsh Risk, and Chief Financial Officer and Chief Operating Officer of Mercer. His experience prior to joining Marsh included senior finance positions at The Hanover Insurance Group as well as positions at Merrill Lynch and PricewaterhouseCoopers.

Martin South, age 61, is President and Chief Executive Officer of Marsh Risk. He assumed his current role in January 2022 and oversees all of Marsh Risk’s businesses and operations globally. He also serves as Vice Chair of Marsh. Mr. South joined the Company for the first time in 1985 with Bowring Marsh. His industry experience includes senior leadership roles at Zurich Financial Services, where he was a member of the Group Management Board, responsible for all of Zurich’s operations outside of North America and Europe, and CEO of Zurich’s London operations. Since rejoining the Company in 2007, Mr. South has served as CEO of Marsh Risk’s Asia-Pacific region, CEO of Marsh Risk U.K. and Ireland, CEO of Marsh Europe and CEO of Marsh Risk U.S. and Canada.
Nicholas Studer, age 52, is Chief Executive Officer of Marsh Management Consulting and Vice Chair of Marsh. He assumed his current role in July 2021. Mr. Studer was the Managing Partner of the Consumer, Industrial and Services Practice Group from 2017 to 2021, before becoming Managing Partner of Oliver Wyman in 2021. He has held many senior positions at Oliver Wyman, including Managing Partner of the Financial Services Practice Group, Head of the European Finance and Risk Practice and Global Head of the Corporate and Institutional Banking practice. He has over 25 years of consulting experience in the U.K., Continental Europe, and North America. Mr. Studer was a founding Director of TheCityUK, a founding advisory board member of the FICC Markets Standards Board and was a member of the Sustainable Markets Initiative.
Pat Tomlinson, age 55, is President and Chief Executive Officer of Mercer and Vice Chair of Marsh, a position he assumed in April 2024. He also serves as CEO of Marsh U.S. and Canada, with responsibility for leading across businesses to address clients’ increasingly interconnected risk, strategy and people challenges. From 2020 to 2024, Mr. Tomlinson was Mercer's President of U.S. and Canada. Prior to that, he served a business leader in Mercer's U.S. and Canada region, leading the U.S. East Market from 2017 to 2020 and leading the U.S. and Canada Career business from 2014 to 2017. Prior to joining Mercer in 2014, he spent 17 years with Aon and served as an officer in the U.S. Army.
The Company is subject to the information reporting requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, the Company files with, or furnishes to, the SEC its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholders' meeting. The Company makes these reports and any amendments to these reports available free of charge through its website, www.corporate.marsh.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like the Company, that file electronically with the SEC.
The Company also posts certain governance and other information for investors on its website.
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
•Increasing scrutiny and changing laws and expectations from regulators, investors, clients and our colleagues with respect to our business responsibility practices and disclosure may impose additional costs on us or expose us to new or additional risks;
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
•We may not be able to fully realize the benefits of our Thrive program and Business Client Services;
•We are exposed to multiple risks associated with the global nature of our operations;
•Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity;
•Volatility or declines in premiums and other market trends may significantly impede our ability to grow revenues and profitability;
•Adverse legal developments and future regulations concerning how intermediaries are compensated by insurers or clients, as well as allegations of anti-competitive behavior or conflicts of interest, could have a material adverse effect on Marsh Risk’s business, results of operations and financial condition;
•Mercer’s Wealth business is subject to a number of risks, including risks related to public and private capital market fluctuations, third-party asset managers and custodians, operations and technology risks, trading and execution risks, conflicts of interest, sustainability and greenwashing, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business;
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
Geopolitical and macroeconomic conditions, including from multiple major wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates affect our clients' businesses and the markets they serve. These conditions, including inflationary expense pressure with our clients, may reduce demand for our services or depress pricing for those services, which could have a material adverse effect on our results of operations.
For example, the war in Ukraine, the conflict throughout the Middle East, including heightened regional instability and tensions involving Iran, and recent developments in Latin America, have resulted in worldwide geopolitical and macroeconomic uncertainty and may negatively impact other regional and global economic markets (including Europe, the Middle East, Latin America and the U.S.), companies in other countries and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas, and may increase financial market volatility and adversely impact regional and global economic markets, industries and companies.

Changes in macroeconomic and geopolitical conditions could also shift demand to services for which we do not have a competitive advantage, and this could negatively affect the amount of business that we are able to obtain.
More generally, our investments, including our minority investments in other companies as well as our cash investments and those held in a fiduciary capacity, are subject to general credit, liquidity, counterparty, foreign exchange, market and interest rate risks. For example, fluctuations in interest rates and foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations. Lower interest rates have led to a decline in our fiduciary income.
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
Our businesses provide numerous professional services, including the placement of insurance and the provision of consulting, investment advisory, investment management and actuarial services to clients around the world. As a result, the Company and its subsidiaries are subject to a significant number of errors and omissions, breach of fiduciary duty, breach of contract and similar claims, which we refer to collectively as "E&O claims." In our Risk and Insurance Services segment, such claims include allegations of damages arising from our failure to assess clients’ risks, advise clients, place coverage, or notify insurers of potential claims on behalf of clients in accordance with our obligations to them. For example, these claims could include allegations related to losses from cyberattacks associated with policies where cyber risk was not specifically included or excluded in policies, commonly referred to as "silent cyber." In our Consulting segment, where we may act in a fiduciary capacity through our investments business, such claims could include allegations of damages arising from the provision of consulting, investment management (including, for example, from trading execution or other operational errors), actuarial, pension administration and other services. We may also be exposed to claims related to services or solutions offered by the Consulting segment in addition to consulting services. These Consulting segment services frequently involve complex calculations and services, including (i) making assumptions about, and preparing estimates concerning, contingent future events, (ii) drafting and interpreting complex documentation governing pension plans, (iii) calculating benefits within complex pension structures, (iv) providing individual financial planning advice including investment advice and advice relating to cashing out of defined benefit pension plans, (v) providing investment advice, including guidance on asset allocation and investment strategy, and (vi) managing client assets, including the selection of investment managers and implementation of a client’s investment policy and strategies. We provide these services to a broad client base, including clients in the public sector. Matters may relate to services provided by the Company dating back many years. Such claims may subject us to significant liability for monetary damages, including punitive and treble damages, negative publicity and reputational harm, and may divert personnel and management resources. We may be unable to effectively limit our potential liability in certain jurisdictions, including through insurance, or in connection with certain types of claims, particularly those concerning claims of a breach of fiduciary duty.
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
Our activities are subject to extensive regulation under the laws of the U.S. and its various states, the United Kingdom, the European Union and its member states, Australia and the other jurisdictions in which we operate. We are also subject to trade sanctions laws relating to countries such as Afghanistan, Belarus, Cuba, Iran, North Korea, Russia, Syria, Ukraine (Russia-controlled territories) and Venezuela, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. We are subject to numerous other laws on matters as diverse as internal control over financial reporting and disclosure controls and procedures, securities regulation, data privacy and protection, cybersecurity, taxation, anti-trust and competition, anti-money laundering, immigration, wage-and-hour standards and employment and labor relations.
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
In operating our business and providing services and solutions to clients, we collect, use, store, transmit and otherwise process certain electronic information, including personal, confidential, proprietary and sensitive data such as financial records, health care, mergers and acquisitions and personal data of our clients, colleagues and vendors. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely process, transmit and store electronic information. In the normal course of business, we also share electronic information with our vendors and other third parties, which in some cases is critical to our ability to deliver services to our clients. This electronic information comprises sensitive and confidential data, including information related to financial records, health care, mergers and acquisitions and clients’ personal data. Our information technology systems and information security control systems, and those of our numerous third-party providers, as well as the control systems of critical infrastructure they rely on, such as power grids, and undersea cables, are potentially vulnerable to unauthorized access, damage or interruption from a variety of external threats, including software bugs, physical attack, cyberattacks, computer viruses and other malware, malicious or destructive code, ransomware, social engineering attacks (including phishing, business e-mail compromise and digital or telephonic impersonation), hacking theft, denial-of-service attacks and other types of data and systems-related modes of attack. The techniques used to achieve such unauthorized access, damage or interruption change frequently and new techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or implement adequate preventative or remedial measures, resulting in potential data loss, data unavailability, data corruption or other damage to information technology systems. In addition, remote and hybrid work arrangements have increased the risk of phishing and other cybersecurity attacks, unauthorized dissemination of personal, confidential, proprietary or sensitive data, and unauthorized access to company computing assets. Further, a disruption of physical infrastructure could impact our ability to conduct business and service clients. This may include deliberate or unintentional disruption of service to electrical systems, satellite communications, undersea or terrestrial cable systems, Internet services, or other systems our colleagues or third parties rely on us to conduct business in a multitude of jurisdictions across the globe. Disruptions may be the result of weather, natural disaster, war, terrorism, pandemic, or other natural or geopolitical events. Our systems are also subject to compromise from internal threats such as fraud, mistakes, misconduct or other improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner, and even if detected, there can be no assurance that we can mitigate or remediate such compromise in an adequate or timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate or timely disclosures to the public, law enforcement agencies or regulators following any such event, whether due to delayed discovery or a failure to follow existing protocols. Moreover, a successful cyberattack targeting our financial reporting systems or related services and infrastructure could disrupt our ability to accurately prepare, finalize, and disclose our financial results in a timely manner.
Cyberattacks are increasing in frequency and evolving in nature. We are at risk of attack by a variety of adversaries, including nation states, state-sponsored organizations, opportunistic attacks, and organized crime and hackers, through use of increasingly sophisticated methods of attack, including the deployment of AI to find and exploit vulnerabilities, "deep fakes", long-term, persistent attacks (referred to as advanced persistent threats) and the use of the IT supply chain to introduce malware through software updates or compromised suppliers accounts or hardware. In particular, the advance of AI and large language models has given rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails or other forms of digital impersonation, doing so quickly and without requiring deep technical understanding of potential exploits. Attackers may develop AI agents to fully automate the attack cycle, which could discover new and unexploited applications and dynamically create ways to exploit these weaknesses faster than security tools can adapt to and detect these new attack methods. In addition, increasing use of generative AI models, including new capabilities offered through Model Context Protocol (MCP) Servers, in our internal systems may create new attack methods for adversaries. Because generative AI is a constantly evolving field, understanding of cybersecurity risks and protection methods continues to develop, and features that rely on generative AI, including in services provided to us by third parties, may be susceptible to unanticipated cybersecurity threats from sophisticated adversaries and other cybersecurity incidents. Further, we are at increased risk of a cyberattack during periods of heightened geopolitical conflict, such as the war in Ukraine and the conflict throughout the Middle East, as diplomatic events and economic policies may trigger espionage or retaliatory cyber incidents. Additionally, nation states may deploy threat actors masquerading as potential candidates for hire at target companies to perform corporate espionage or execute internal cyber threat activities. Despite our efforts to comply with applicable cybersecurity requirements and mitigate risks of cybersecurity threats, we cannot be certain that our security measures will definitively prevent, contain, detect, or remediate all cybersecurity threats or incidents or other instructions from malware currently in existence or developed in the future.
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
Our increasing reliance on software-as-a-service ("SaaS") cloud solutions and other cloud-based vendors to support critical business operations also exposes us to risks associated with the availability, security, and resilience of these third-party platforms. These arrangements create dependencies on the vendors’ ability to maintain continuous service and protect against outages, disruptions or cyber incidents and on the sufficiency of their security controls and incident response. In addition, managing and integrating multiple cloud environments with our internal systems increases the risk of configuration errors or vulnerabilities that could be exploited.
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
We have numerous vendors and other third parties who receive personal information from us in connection with the services we offer our clients and our employees. We also use hundreds of IT vendors and software providers to maintain and secure our global information systems infrastructure. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud where it is hosted by third-party providers. Some of these vendors and third parties also have direct access to our systems or data. We are at risk of a cyberattack involving a vendor or other third parties, which could result in a breakdown of such third party’s data protection processes or the cyberattackers gaining access to our infrastructure or data through a supply chain attack. Highly publicized data security breaches, such as the October 2025 Salesloft/Drift attack, may embolden malicious actors to target the IT supply chain and providers of business software. In addition, we depend on our third-party vendors to keep software current. Our systems’ availability could be impacted by poor or improperly tested software code and updates deployed to our environment by a third-party through normal and expected processes, which occurred with the CrowdStrike event in July 2024. Our reliance on third-party software components and open-source libraries as part of our software supply chain exposes us to significant cybersecurity risks, including malicious code insertion, vulnerabilities and compromised updates. Incidents such as the Shai Hulud NPM Worm, which spread through widely used JavaScript packages by exploiting trust in open-source dependencies, illustrate how supply chain attacks can lead to unauthorized access, data breaches, or disruption of critical applications, sometimes evading traditional security controls. The complexity and scale of modern software supply chains make it difficult to fully vet and monitor all dependencies, increasing the likelihood that similar incidents could affect our systems and operations and result in business disruption, reputational damage and regulatory or legal consequences. Our control over and ability to monitor the cybersecurity practices of our third-party and fourth-party vendors and service providers, and other third parties with whom we do business, remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the development processes or cybersecurity infrastructure or IT controls owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
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
We collect data from clients and individuals located all over the world and leverage systems and teams to process it. As a result, we are subject to a variety of laws and regulations in the U.S., Europe and around the world regarding privacy, data protection, data security and cyber security. These laws and regulations are continuously evolving and developing. Some of these laws and regulations are increasing the level of data handling restrictions, including rules on data localization, all of which could affect our operations and result in regulatory liability and high fines. In particular, high-profile data breaches at major companies continue to be disclosed regularly, which is leading to even greater regulatory scrutiny and significant fines, which are not limited to data breaches as regulators increasingly focus on other data processing activities, including those related to ad-tech and "data subject" rights. The number of laws that apply to us keeps increasing and the interpretation of such laws is often uncertain and may be conflicting.
At the international level, we are subject to an increasing number of comprehensive privacy laws including, for example, those passed in Indonesia, the Kingdom of Saudi Arabia, India and Australia. Many of these laws, which are modeled after the GDPR, have greatly increased the jurisdictional reach of privacy laws and added a broad array of requirements for handling personal data, such as the public disclosure of data breaches, data protection impact assessments, data portability and the appointment of data protection officers in some cases. Given the breadth and depth of changes in data protection obligations, including classifying data and committing to a range of administrative, technical and physical controls to protect data and enable data transfers across borders, our compliance with such laws will continue to require time, resources and review of the technology and systems we use. Despite a proliferation of regulatory guidance papers, there remains uncertainty in key areas related to these laws, and that uncertainty could result in potential liability for our failure to meet our obligations, including the possibility of significant fines some of which can amount to 4% or more of our global revenue. Further, despite developments such as the U.S.- E.U. Data Privacy Framework and the U.S.- U.K. Data Bridge, there remains a high level of uncertainty concerning the flow of personal information between the U.S. and EU, between the U.S. and the U.K. and between the U.K. and the EU. This uncertainty may impair our ability to offer our existing and planned products and services or increase our cost of doing business. Some of the global laws enacted in recent years, including those in China and the Kingdom of Saudi Arabia, also include data localization elements that will require that certain personal data stay within their borders. These requirements are complex and our efforts to comply with them require significant resources, and we cannot guarantee we are or will be in full compliance with such laws at all times.
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
In addition to data protection and data privacy laws, foreign countries and U.S. states are enacting cybersecurity laws and regulations. For example, in November 2025, the final amendments made by the New York State Department of Financial Services (NYDFS) to its previous cybersecurity regulations came into effect, which imposed obligations on companies such as Marsh, including for example, requiring companies to provide evidence of how they are implementing their data retention, data governance and data classifications policies and procedures. In addition, the U.S. Department of Justice Bulk Data Transfer Rule recently effected rules restricting the sending of certain data to "countries of concern" and requiring regular compliance monitoring around such transfers. A number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Failure to comply with some of these obligations, especially those related to data retention requirements, could expose us to regulatory fines and other penalties.
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
Additionally, certain foreign, U.S. federal and U.S. state governments are increasingly enacting, or are considering enacting, AI-related laws and regulations, such as the EU's AI Act, the AI Transparency Act of California and the AI Act of Colorado, which impose complex new obligations on developers and providers of AI systems. Given the rapid expansion of AI technology capabilities, the lack of legal or regulatory precedent, and the ambiguity surrounding key definitions, complying with these evolving legal and regulatory frameworks is likely to be both challenging and costly. There is a risk that we may not fully meet the requirements set forth by these laws and regulations, potentially exposing us to legal, regulatory or financial penalties. Furthermore, as new and divergent AI laws and regulations continue to emerge globally, they could significantly increase our risk of liability and fines, impact our ability to deploy and utilize AI tools across different jurisdictions, disrupt operations and prospective business and increase our compliance burdens.

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
We depend in large part on our technology systems for conducting business, as well as for providing the data and analytics we use to manage our business. As a result, our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner, particularly as our business processes become more digital. We have a number of strategic initiatives involving investments in, or partnerships with, technology companies as part of our growth strategy, as well as investments in technology, including generative AI, and infrastructure to support our own systems.
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
Across all of our businesses, our colleagues are critical to developing and retaining client relationships as well as performing the services on which our revenues are earned. It is therefore important for us to attract, incentivize and retain significant revenue-producing employees and the key managerial and other professionals who support them. We face numerous challenges in this regard, including the intense competition for talent, which has accelerated in recent years. Such challenges include the increased mobility of colleagues in light of more flexible working models, market dislocation resulting from proposed and actual combinations in the industry, raids by competitors, and fostering an inclusive workplace. In some cases, competitors have used increasingly aggressive tactics to recruit talent across the industry, including orchestrated team lifts and the theft or misuse of confidential information. We have pursued, and continue to pursue, litigation and other remedies in response to such conduct. However, we cannot guarantee that such efforts will effectively deter future conduct.
Losing colleagues who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which could adversely affect our results of operations. If a key employee were to join an existing competitor or form a competing company, some of our clients could choose to use the services of a competitor instead of our services. If a colleague joins us from a competitor and is subject to enforceable restrictive covenants, we may not be able to secure client engagements or maximize the colleague's potential. In addition, regulation or legislation impacting the workforce may lead to increased uncertainty and competition for talent.
Failure to maintain our corporate culture could adversely affect our business and reputation.
We strive to foster a culture in which our colleagues act with integrity and feel comfortable speaking up about potential misconduct. We are a people business, and a well-defined and consistently reinforced corporate culture, starting with a strong “tone from the top,” is critical to ensuring compliance with laws and regulations, attracting and retaining top talent and maintaining the trust of our clients, business partners and other stakeholders. As a multinational company operating across many geographies, failure to effectively align our workforce with our core values and ethical principles may impair our ability to achieve our strategic objectives, particularly as we execute our brand strategy, operational model changes and integrate acquisitions. If we fail to maintain our corporate culture, there is an increased risk of unethical behavior or regulatory violations, which could result in legal penalties, reputational damage and financial harm.
Increasing scrutiny and changing laws and expectations from regulators, investors, clients and our colleagues with respect to our business responsibility practices and disclosure may impose additional costs on us or expose us to new or additional risks.
There is continued focus, including from governmental organizations, regulators, investors, colleagues and clients, on matters related to environmental stewardship and sustainability, strategies to foster a vibrant and inclusive culture, and responsible business practices, including government relations and public affairs initiatives. We refer to these matters collectively as business responsibility. The regulatory landscape related to these issues continues to evolve, with new laws and reporting requirements introduced across various jurisdictions, including in the U.S., the U.K., the European Union (E.U.) and Australia. These laws and regulations may impose additional compliance or disclosure obligations on us. Inconsistent or even conflicting requirements across jurisdictions may also increase compliance challenges, add operational costs, or lead to stakeholder dissatisfaction.
As these reporting requirements and standards evolve, we continue to evaluate and update our public disclosures in these areas, including refining our disclosure of metrics and sustainability goals in accordance with the guidance and our own business responsibility assessments and priorities. These disclosures, metrics and sustainability goals and any failure to accurately report or comply with federal, state or international laws and regulations, or achieve progress on our metrics and sustainability goals on a timely basis, or at all, may result in legal and regulatory proceedings against us and negatively impact our reputation. Implementation of our business responsibility initiatives also depends in part on third-party performance or data that is outside the Company's control. In addition, heightened regulatory scrutiny of environmental and sustainability-related products, funds, investment strategies and advice has increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements, or that we have otherwise run afoul of regulation. Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.
Organizations that provide information to investors on corporate governance and related matters have also developed ratings processes for evaluating companies on their approach to business responsibility, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries, exclusion of our stock from business responsibility-oriented indices or investment funds or harm our relationships with regulators and the communities in which we operate.
Moreover, public opinion and potential legal actions regarding business responsibility initiatives remain highly dynamic and can vary across stakeholders and geographies. Balancing these competing expectations globally is complex.
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
Across our Risk and Insurance Services segment, we operate in a variety of markets and face different competitive landscapes. In addition to the challenges posed by capital market alternatives to traditional insurance and reinsurance, we compete against a wide range of other insurance and reinsurance brokerage and risk advisory and consultancy firms that operate on a global, regional, national or local scale for both client business and employee talent. In recent years, private equity sponsors have invested tens of billions of dollars into the insurance brokerage sector, transforming existing players and creating new ones to compete with large brokers. We also compete with insurance companies that market and service their insurance products directly to consumers and reinsurance companies that market and service their products directly to insurance companies, in each case without the assistance of brokers or other market intermediaries, and with various other companies that provide risk-related services or alternatives to traditional brokerage services, including those that rely almost exclusively on technological solutions or platforms. This competition is intensified by an often "syndicated" or "distributed" approach to the purchase of insurance and reinsurance brokerage services, where a client engages multiple brokers to service different portions of the client's account. In addition, third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to our clients that serve as substitutes for traditional insurance.
In our Consulting segment, we compete for business with numerous consulting firms, technology firms and similar organizations, many of which also provide, or are affiliated with firms that provide, accounting, information systems, technology and financial services. Such competitors may be able to offer more comprehensive products and services to potential clients, which may give them a competitive advantage. Some of our competitors also may be able to invest more significant capital in technology and digital solutions. In certain sub-segments, we compete in highly fragmented markets or with start-ups that may be able to offer solutions at a lower price or on more favorable conditions.
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
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, war or other geopolitical tensions, protests or riots, security breach, cyberattack (including manipulating the control systems of critical infrastructure), power loss or telecommunications failure, our ability to operate will depend, in part, on the continued availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York or London, where we have significant operations and approximately 3,800 and 5,700 colleagues in those respective locations, and in certain countries and regions, such as India, Colombia, Eastern Europe and

Southeast Asia, in which we operate or are investing additional capabilities that are subject to higher potential threat of terrorist attacks or geopolitical conflicts.
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
We have a history of making acquisitions and investments, including a total of 102 in the period from 2021 to 2025, including our acquisitions of McGriff Insurance Services, LLC ("McGriff") and Gerolamo Holding S.À.R.L. ("Cardano"). We may not be able to successfully integrate the businesses that we acquire into our own business, or achieve any expected cost savings or synergies from the integration of such businesses, including McGriff and Cardano. Subject to standard contractual protections, we may also be responsible for legacy liabilities of companies that we acquire. Moreover, if we acquire a business operating in regions or industries subject to heightened regulatory scrutiny, we may face significant costs or risks in bringing their operations into compliance with applicable laws and our internal policies. Failure to address these compliance risks could result in regulatory enforcement actions, fines or damage to our reputation.
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
Our business depends on our ability to obtain payment from our clients of the amounts they owe us for the work we perform. At December 31, 2025, our receivables for our commissions and fees were approximately $7.0 billion, or approximately one-quarter of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.

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
The Company has significant defined benefit pension obligations to its current and former employees, totaling approximately $11.7 billion, and related plan assets of approximately $13.1 billion, at December 31, 2025 in accordance with U.S. GAAP. The Company's policy for funding its defined benefit pension plans is to contribute amounts at least sufficient to meet the funding requirements set forth by law. In the U.S., contributions to these plans are based on ERISA guidelines. Outside the U.S., contributions are generally based on statutory requirements and local funding practices, which may differ from measurements in accordance with U.S. GAAP. In the U.K., for example, the assumptions used to determine pension contributions are the result of legally-prescribed negotiations between the Company and the plan trustees. Currently, the use of these assumptions results in a lower funded status than determined in accordance with U.S. GAAP and may result in contributions irrespective of the U.S. GAAP funded status.
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
Approximately 51% of our total revenue reported in 2025 was from business outside of the U.S. We are subject to exchange rate movement because we must translate the financial results of our foreign subsidiaries into U.S. dollars and also because some of our subsidiaries receive revenue other than in their functional currencies. Exchange rate movements may change over time, and they could have a material adverse impact on our financial results and cash flows reported in U.S. dollars. For additional discussion, see "Market Risk and Credit Risk-

Foreign Currency Risk" in Part II, Item 7A ("Quantitative and Qualitative Disclosures about Market Risk") of this report.
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
•potential limitations on the clients or industries we serve resulting from increased regulation or changing stakeholder expectations on sustainability issues;
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
At December 31, 2025, we had total consolidated debt outstanding of approximately $19.6 billion.
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
Our effective tax rate may fluctuate in the future as a result of the current U.S. tax regime and the continuing issuance of interpretive guidance related to the operations of U.S.-based multinational corporations. These include significant provisions in U.S. income tax law that may have a meaningful impact on our income tax expense and require significant judgments and estimates in interpretation and calculations. Current tax legislation includes, among other provisions, limitations on the deductibility of net interest expense, a minimum tax on most non-U.S. income called Net Controlled Foreign Corporation Tested Income ("NCTI") (formerly known as Global Intangible Low-Taxed Income (“GILTI”), the Base Erosion and Anti-Abuse Tax ("BEAT") and a corporate book minimum tax ("CAMT"). Given the significant complexity of the rules, and the potential for additional guidance from the U.S. Treasury, the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory authorities, recognized impacts in future periods could be significantly different from our current estimates. Such uncertainty may also result in increased scrutiny from, or disagreements with, tax authorities. As a U.S.-domiciled company, any such increases would likely have a disproportionate impact on us compared to our foreign-based competitors.
We may not be able to fully realize the benefits of our Thrive program and Business Client Services.
In 2025, we launched a three-year program, Thrive, which focuses on our brand strategy, delivering greater value to clients, accelerating growth and improving efficiency (the "Program"). As part of the Program we also created a new unit, Business Client Services ("BCS") to accelerate innovation and centralize investments in operational excellence, data, AI and other analytics. As a part of these initiatives, we may optimize our global footprint, which involves inherent risks, including potential business disruptions or processing activities, loss of continuity or institutional knowledge, challenges in managing third-party providers and compliance with foreign regulatory requirements.
The Program will generate savings from process and automation efficiencies and optimization of our global operating model. However, actual total costs, savings and timing may differ from our estimates due to changes in the scope or assumptions underlying the Program and other operational improvements through BCS. We cannot guarantee that we will achieve the targeted savings. If we do not realize the expected cost savings, we may be unable to reinvest in planned growth or strategic initiatives. Moreover, unanticipated costs or unrealized savings in connection with the Program could adversely affect our consolidated financial statements.
Global Operations
We are exposed to multiple risks associated with the global nature of our operations.
We conduct business globally. In 2025, approximately 51% of the Company's total revenue was generated from operations outside the U.S., and over one-half of our employees were located outside the U.S. In addition, we conduct our operations through four separate businesses. Potential conflicts of interest may arise across our businesses given the significant volume of our engagements.
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
•unexpected increases in taxes or changes in U.S. or foreign tax laws, rulings, policies or related legal and regulatory interpretations;
•the implementation of the Organization for Economic Cooperation and Development (OECD) international tax framework, including the implementation of the Pillar Two minimum tax regime (and the "side-by-side" arrangement for U.S. companies), and the Pillar One profit reallocation regime (or compensating digital services taxes), potentially resulting in an adverse effect on our effective tax rate, tax payments and results of operations, particularly as key jurisdictions adopt these changes, either partially or in full, alongside potential shifts in tax laws in response to such implementation;

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
•our ability to obtain dividends or repatriate funds from our non-U.S. subsidiaries, including because of the imposition of currency controls and other government restrictions on repatriation in the jurisdictions in which our subsidiaries operate, fluctuations in foreign exchange rates and the imposition of withholding and other taxes on such payments;
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
RISKS RELATING TO OUR RISK AND INSURANCE SERVICES SEGMENT
Our Risk and Insurance Services segment, conducted through Marsh Risk and Guy Carpenter, represented 64% of the Company's total revenue in 2025. Our business in this segment is subject to particular risks.
Results in our Risk and Insurance Services segment may be adversely affected by a general decline in economic activity.
Demand for many types of insurance and reinsurance generally rises or falls as economic growth expands or slows. This dynamic affects the level of commissions and fees generated by Marsh Risk and Guy Carpenter. To the extent our clients become adversely affected by declining business conditions, they may choose to limit their purchases of risk services and insurance and reinsurance coverage, for example, by choosing to retain more risk, which would adversely impact our commission revenue and other revenue based on premiums placed and services provided by us. Also, the insurance they seek to obtain through us may be impacted by changes in their assets, property values, sales or number of employees, which may reduce our commission revenue, and they may decide not to purchase our risk advisory or other services, which would inhibit our ability to generate fee revenue. Moreover, insolvencies and combinations associated with an economic downturn, especially insolvencies and combinations in the insurance industry, could adversely affect our brokerage business through the loss of clients or by limiting our ability to place insurance and reinsurance business, as well as our revenues from insurers. Guy Carpenter is especially susceptible to this risk given the limited number of insurance company clients and reinsurers in the marketplace.
Volatility or declines in premiums and other market trends may significantly impede our ability to grow revenues and profitability.
A significant portion of our Risk and Insurance Services revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We do not determine the insurance premiums on which our commissions are generally based. Our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to the normal cycles of pricing in the commercial insurance and reinsurance markets. For example, the property and casualty insurance market has seen softer pricing recently, which may continue to impact profitability.
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
The ways in which insurance intermediaries are compensated receive scrutiny from regulators in part because of the potential for anti-competitive behavior and conflicts of interest. The vast majority of the compensation that Marsh Risk receives is in the form of retail fees and commissions that are paid by the client or paid from carriers. The amount of other compensation that we receive from insurance companies, separate from retail fees and commissions, has increased in the last several years, both on an underlying basis and through acquisition, and represented approximately 7% of Marsh Risk's revenue in 2025. This other compensation includes payment for (i) consulting and analytics services provided to insurers; (ii) administrative and other services provided to insurers (including underwriting services and services relating to the administration and management of quota shares, panels and other facilities); and (iii) contingent commissions, primarily at MMA and outside the U.S., paid by insurers based on factors such as volume or profitability. These other revenue streams present potentially heightened regulatory, litigation and reputational risks that may arise from alleged anti-competitive behavior or conflicts of interest, (including those arising from Guy Carpenter’s role as intermediary and advisor for insurance companies), and future changes in the regulatory environment may impact our ability to collect such revenue. Adverse regulatory, legal or other developments could have a material adverse effect on our business and expose the Company to negative publicity and reputational harm.

RISKS RELATING TO OUR CONSULTING SEGMENT
Our Consulting segment, conducted through Mercer and Marsh Management Consulting, represented 36% of our total revenue in 2025. Our businesses in this segment are subject to particular risks.
Mercer’s Wealth business is subject to a number of risks, including risks related to public and private capital market fluctuations, third-party asset managers and custodians, operations and technology risks, trading and execution risks, conflicts of interest, sustainability and greenwashing, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business.
Mercer’s Investments business provides clients with digital tools, investment consulting and investment management services. Mercer’s Investments business is subject to a number of risks, including risks related to litigation (both by clients and by plan participants, particularly when we act in a fiduciary capacity), liquidity and market volatility, an inability to obtain contractual limitations of liability for errors & omissions in certain jurisdictions or parts of our business, third-parties, our operations and technology (including the use of AI), trading and execution errors, conflicts of interest, asset performance and regulatory compliance and scrutiny, which could arise in connection with these offerings. For example, Mercer’s manager research or due diligence on an asset manager may fail to uncover material deficiencies or fraud that could result in investment losses to a client. There is a risk that Mercer will fail to properly or timely implement or execute a client’s investment policy or strategy or instruction, which could cause an incorrect or untimely allocation of client assets among asset classes, asset managers, or strategies or result in a trading error. Mercer may also be perceived as making inaccurate or misleading statements regarding the investment strategies of our offerings or investments with respect to sustainability, commonly referred to as "greenwashing," or recommending certain asset managers to clients or offering delegated solutions to a potential or existing client, solely to enhance its own compensation or due to other conflicts of interest. Asset classes may perform poorly, or asset managers may underperform their benchmarks, due to poor market performance, a downturn in the global markets, negligence or other reasons, resulting in poor returns or loss of client assets. Changes in the value of equity, debt, currency, real estate, commodities, alternatives or other asset classes, in particular as a result of a downturn in the global markets, could cause the value of assets under management or advisement, and the fees earned by Mercer to decline. Mercer or its clients may be subject to claims or class action litigation relating to advice given or investment decisions made by plan sponsors and plan fiduciaries, particularly relating to 401(k) plans in the U.S. or pension schemes in the U.K. MMA's wealth and retirement business operate under similar regulatory regimes as Mercer's Investments business and are also exposed to these risks. These risks, if realized, could result in significant liability and damage our business.
Our businesses are subject to a number of risks related to the U.S. healthcare industry, including risks related to healthcare regulation and reputational damage from negative publicity.
Mercer, Marsh Management Consulting and MMA help public and private sector employers design and manage employee health and welfare programs. Their services include plan design, brokering of insurance programs, administration and other consulting, actuarial and specialty services. The healthcare industry, inclusive of health insurance, is regulated by federal, state and local governments in the U.S., and by regulators and governments in other countries where we do business. The laws and rules governing the healthcare industry and interpretations of those laws and rules are subject to frequent and often unpredictable change. For example, legislation or regulatory action that has the impact of disincentivizing U.S. companies from offering employer-sponsored health insurance could ultimately reduce the revenue we receive when consulting on and broking these policies on behalf of our corporate clients. Legislation seeking to regulate pharmacy benefit management services introduced or enacted at the federal or state level could impact the compensation structure and how much we are paid where we advise clients on prescription drug coverage. Changes to U.S. government health programs, like Medicaid, could also impact our consulting and ancillary services for government clients that manage these programs. Moreover, the health care industry is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate concerning industry regulation. Negative publicity may adversely affect our business and damage our reputation, and expose us to unexpected or unwarranted regulatory scrutiny, including as a result of the revenue our businesses receive from healthcare-related services including our consulting advice to clients from different areas of the healthcare industry.

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
•our ability to move relevant staff to client locations when on-site presence is required for our services;
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
•client demand for cost savings through the use of AI and automation, and
•the extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us.
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
Management is responsible for identifying, assessing and managing material cybersecurity risks on an ongoing basis. Management’s efforts include establishing processes designed to ensure that potential cybersecurity risks are monitored, putting in place mitigation and remedial measures and implementing and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Security Officer & Chief Technology Officer (CISO/CTO), who reports to our Chief Information & Operations Officer (CIOO). Our CIOO has significant expertise and over a decade of experience working in technology. Our CISO/CTO has over two decades of experience working in cybersecurity and maintains a Certified Information Systems Security Professional certification. Our CISO/CTO and CIOO receive reports from our cybersecurity team and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our cybersecurity team is comprised of experienced information systems security professionals and information security managers with many years of experience and various security certifications.
Management, including the CIOO and CISO/CTO, regularly reviews with the Board of Directors and the Audit Committee the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provides updates on notable developments in the cybersecurity threat landscape. Additionally, management follows a risk-based escalation process to notify the Audit Committee outside of the cycle of regular updates when an emerging risk or material issue is identified, such as a potentially significant cybersecurity threat or incident.
In 2025, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity threat or incident. For more information about these risks, please see "Risk Factors – Cybersecurity, Data Protection and Technology Risks" in this annual report on Form 10-K.

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
Additional information regarding certain legal proceedings and related matters is set forth in Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements appearing under Part II, Item 8 ("Financial Statements and Supplementary Data") of this annual report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the New York Stock Exchange and NYSE Texas. On January 14, the Company's stock ticker symbol on the NYSE changed to MRSH.
The following table indicates the high and low prices (NYSE composite quotations) of the Company’s common stock in 2025 and 2024, and each quarterly period thereof:

	2025 Stock Price Range		2024 Stock Price Range
	High	Low	High	Low
First Quarter	$245.98	$207.21	$209.20	$188.31
Second Quarter	$248.00	$209.92	$216.89	$196.17
Third Quarter	$219.71	$195.01	$232.32	$209.55
Fourth Quarter	$207.83	$174.18	$235.50	$209.34
Full Year	$248.00	$174.18	$235.50	$188.31
The Company has a share repurchase program authorized by the Board of Directors.
In November 2025, the Board of Directors of the Company authorized the Company to repurchase up to $6 billion in shares of the Company's common stock, which superseded any prior authorizations.
The Company repurchased approximately 10.1 million shares of its common stock for $2.0 billion in 2025. At December 31, 2025, the Company remained authorized to repurchase up to approximately $5.7 billion in shares of its common stock. There is no time limit on the authorization.
The Company repurchased approximately 4.3 million shares of its common stock for $900 million in 2024.
The following information relates to the Company's repurchases of equity securities during each month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct 1-31, 2025	1,650,859	$188.5986	1,650,859	$952,741,444
Nov 1-30, 2025	2,520,061	$180.1451	2,520,061	$5,910,018,670
Dec 1-31, 2025	1,274,980	$184.0604	1,274,980	$5,675,345,321
Total	5,445,900	$183.6243	5,445,900	$5,675,345,321
At February 5, 2026, there were 3,648 stockholders of record.
Item 6.    [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this report are to Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company" or "Marsh"), unless the context otherwise requires. Effective January 14, 2026, the Company updated its brand name from Marsh McLennan to Marsh and the brand names of Marsh and Oliver Wyman Group businesses to Marsh Risk and Marsh Management Consulting, respectively. References to the Company and its businesses in this report reflect these changes. Mercer and Guy Carpenter will continue to report under their current brands through a transition period.
The changes to the brand names had no impact on the Company's operating and reporting segments.
General
Marsh is a global professional services firm in the areas of risk, reinsurance and capital, people and investments, and management consulting, advising clients in 130 countries. With an annual revenue of $27.0 billion and more than 95,000 colleagues, Marsh helps build the confidence to thrive through the power of perspective.
The Company conducts business through two segments:
•Risk and Insurance Services: risk management activities and insurance/reinsurance broking and services, conducted through Marsh Risk and Guy Carpenter.
•Consulting: health, wealth and career advice, solutions and products, and specialized management, strategic, economic and brand consulting services conducted through Mercer and Marsh Management Consulting.
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company’s consolidated results for fiscal year 2025, compared to the results for fiscal year 2024, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company’s financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each reportable segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 17, Segment Information, in the notes to the consolidated financial statements included in Part II, Item 8, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for fiscal year 2023, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2024.
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

Financial Highlights
•Consolidated revenue in 2025 was $27.0 billion, an increase of 10%, or 4% on an underlying basis.
•Consolidated operating income increased $406 million, or 7% to $6.2 billion in 2025, compared to 2024. Net income attributable to the Company was $4.2 billion. Earnings per share on a diluted basis increased to $8.43 from $8.18, or 3%, compared to 2024.
•Risk and Insurance Services revenue in 2025 was $17.3 billion, an increase of 12%, or 4% on an underlying basis. Operating income was $4.6 billion, compared to $4.4 billion in the prior year.
•Marsh Risk's revenue in 2025 was $14.4 billion, an increase of 15%, or 4% on an underlying basis. Guy Carpenter's revenue in 2025 was $2.5 billion, an increase of 6%, or 5% on an underlying basis.
•Consulting revenue in 2025 was $9.8 billion, an increase of 7%, or 5% on an underlying basis. Operating income was $1.9 billion, compared to $1.8 billion in the prior year.
•Mercer's revenue in 2025 was $6.2 billion, an increase of 8%, or 4% on an underlying basis. Marsh Management Consulting's revenue in 2025 was $3.6 billion, an increase of 6% on both a reported and an underlying basis.
•The Company's results of operations in 2025 included restructuring costs of $222 million related to severance, lease exit charges, and consulting and outside services.
•The Company completed 20 acquisitions in 2025 for a total purchase consideration of $857 million.
•The Company's results in 2025 include the results of operations of McGriff in Marsh Risk, in the Risk and Insurance Services segment. The Company completed the acquisition of McGriff, an affiliate of TIH Insurance Holdings (the "McGriff Transaction") in November 2024 for $7.75 billion in cash consideration, subject to certain customary adjustments. McGriff is an insurance broking and risk management services provider in the U.S. In 2024, McGriff's results of operations were included in the Company's results for the period November 15, 2024 through December 31, 2024.
•The Company's consolidated effective tax rate for 2025 was 23.6%.
•In 2025, the Company repaid $500 million of senior notes at maturity.
•The Company repurchased 10.1 million in 2025 shares for $2.0 billion.
•In 2025, the Company paid dividends on its common stock shares of $1.7 billion. In January 2026, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in February 2026.
* * * * *
The macroeconomic and geopolitical environment including multiple major wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates could impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see "Risk Factors – Macroeconomic Risks" in this annual report on Form 10-K.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

For the Years Ended December 31, (In millions, except per share data)	2025	2024	2023
Revenue	$26,981	$24,458	$22,736
Expense:
Compensation and benefits	15,577	13,996	13,099
Other operating expenses	5,181	4,645	4,355
Operating expenses	20,758	18,641	17,454
Operating income	$6,223	$5,817	$5,282
Income before income taxes	$5,539	$5,480	$5,026
Net income before non-controlling interests	$4,234	$4,117	$3,802
Net income attributable to the Company	$4,160	$4,060	$3,756
Net income per share attributable to the Company
– Basic	$8.48	$8.26	$7.60
– Diluted	$8.43	$8.18	$7.53
Average number of shares outstanding:
– Basic	491	492	494
– Diluted	494	496	499
Shares outstanding at December 31,	485	491	492
Consolidated operating income increased $406 million, or 7% to $6.2 billion in 2025, compared to $5.8 billion in 2024, reflecting a 10% increase in revenue and an 11% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 12% and 7%, respectively.
Diluted earnings per share increased to $8.43 from $8.18, or 3% from the prior year, reflecting an increase in operating income, partially offset by higher interest expense due to debt raised to fund the McGriff acquisition.

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
The percentage change for acquisitions, dispositions and other includes the impact of current and prior year items excluded from the calculation of non-GAAP underlying revenue for comparability purposes. Details on these items are provided in the reconciliation of non-GAAP revenue to GAAP revenue tables.
The following tables present the Company's non-GAAP revenue for the years ended December 31, 2025 and 2024 and the related non-GAAP underlying revenue change:

Year Ended December 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Risk and Insurance Services
Marsh Risk	$14,366	$12,536	15%	$13,055	$12,519	4%
Guy Carpenter	2,496	2,362	6%	2,479	2,362	5%
Subtotal	16,862	14,898	13%	15,534	14,881	4%
Fiduciary interest income	403	497		387	497
Total Risk and Insurance Services	17,265	15,395	12%	15,921	15,378	4%
Consulting
Mercer	6,190	5,743	8%	5,916	5,700	4%
Marsh Management Consulting	3,604	3,390	6%	3,553	3,353	6%
Total Consulting	9,794	9,133	7%	9,469	9,053	5%
Corporate Eliminations	(78)	(70)		(78)	(70)
Total Revenue	$26,981	$24,458	10%	$25,312	$24,361	4%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Year Ended December 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2025	2024		2025	2024
Marsh Risk:
EMEA	$3,812	$3,530	8%	$3,757	$3,530	6%
Asia Pacific	1,460	1,414	3%	1,466	1,408	4%
Latin America	571	575	(1)%	585	575	2%
Total International	5,843	5,519	6%	5,808	5,513	5%
U.S./Canada	8,523	7,017	21%	7,247	7,006	3%
Total Marsh Risk	$14,366	$12,536	15%	$13,055	$12,519	4%
Mercer:
Wealth	$2,819	$2,584	9%	$2,611	$2,505	4%
Health	2,284	2,100	9%	2,267	2,136	6%
Career	1,087	1,059	3%	1,038	1,059	(2)%
Total Mercer	$6,190	$5,743	8%	$5,916	$5,700	4%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following table provides the reconciliation of GAAP revenue to Non-GAAP revenue for the years ended December 31, 2025 and 2024:

	2025				2024
Year Ended December 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh Risk (a)	$14,366	$(28)	$(1,283)	$13,055	$12,536	$(17)	$12,519
Guy Carpenter	2,496	3	(20)	2,479	2,362	—	2,362
Subtotal	16,862	(25)	(1,303)	15,534	14,898	(17)	14,881
Fiduciary interest income	403	—	(16)	387	497	—	497
Total Risk and Insurance Services	17,265	(25)	(1,319)	15,921	15,395	(17)	15,378
Consulting
Mercer (b)	6,190	(41)	(233)	5,916	5,743	(43)	5,700
Marsh Management Consulting (c)	3,604	(38)	(13)	3,553	3,390	(37)	3,353
Total Consulting	9,794	(79)	(246)	9,469	9,133	(80)	9,053
Corporate Eliminations	(78)	—	—	(78)	(70)	—	(70)
Total Revenue	$26,981	$(104)	$(1,565)	$25,312	$24,458	$(97)	$24,361
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2025				2024
Year Ended December 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh Risk:
EMEA	$3,812	$(52)	$(3)	$3,757	$3,530	$—	$3,530
Asia Pacific	1,460	5	1	1,466	1,414	(6)	1,408
Latin America	571	11	3	585	575	—	575
Total International	5,843	(36)	1	5,808	5,519	(6)	5,513
U.S./Canada (a)	8,523	8	(1,284)	7,247	7,017	(11)	7,006
Total Marsh Risk	$14,366	$(28)	$(1,283)	$13,055	$12,536	$(17)	$12,519
Mercer:
Wealth (b)	$2,819	$(25)	$(183)	$2,611	$2,584	$(79)	$2,505
Health (b)	2,284	(4)	(13)	2,267	2,100	36	2,136
Career	1,087	(12)	(37)	1,038	1,059	—	1,059
Total Mercer	$6,190	$(41)	$(233)	$5,916	$5,743	$(43)	$5,700

(a)Acquisitions, dispositions and other in 2025 includes the impact of McGriff.
(b)Acquisitions, dispositions and other in 2024 includes a net gain of $35 million from the sale of the U.K. pension administration and U.S. health and benefits administration businesses, that comprised of a $70 million gain in Wealth, offset by a $35 million loss in Health.
(c)Acquisitions, dispositions and other in 2024 includes a gain of $20 million from the sale of a business in Marsh Management Consulting.

Note: Amounts in the tables above are rounded to whole numbers.

Consolidated Revenue
Consolidated revenue increased $2.5 billion, or 10%, to $27 billion in 2025, compared to $24.5 billion in 2024. Consolidated revenue increased 4% on an underlying basis and 6% from acquisitions. On an underlying basis, revenue increased 4% and 5% in 2025, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue growth in 2025 reflects the continued demand for our advice and solutions.
Consolidated Operating Expenses
Consolidated operating expenses increased $2.1 billion, or 11%, to $20.8 billion in 2025, compared to $18.6 billion in 2024. Expenses also reflect an increase of 7% from acquisitions and a 1% from the impact of foreign currency translation.
Consolidated operating expenses in 2025 reflect increased compensation and benefits, driven by higher base salaries and incentive compensation, including the impact from acquisitions.
Restructuring Activities
The Company incurred a total of $222 million for restructuring costs in 2025, compared to $276 million in 2024.
In the third quarter of 2025, the Company launched a three-year program, Thrive (the "Program"), which focuses on brand strategy, delivering greater value to clients, accelerating growth and improving efficiency. The Company also announced the formation of Business Client Services ("BCS"), to accelerate innovation and centralize investments in operational excellence, data, artificial intelligence and other analytics. BCS brings together operations and technology teams across the Company to improve client service through enhancing our technology and effective deployment of resources.
The Program will generate savings from process and automation efficiencies and optimization of our global operating model.
Based on current Program estimates, the Company expects to incur approximately $500 million of cost over the three years. Costs will primarily relate to severance, technology and outside services. Total annualized savings are expected to be approximately $400 million. The Company expects savings realized and charges incurred to be evenly distributed over the Program period.
In 2025, costs incurred in connection with the Program were $150 million, primarily related to severance. The Company continues to refine its detailed plans for the Program which may change the timing, expected costs, and related savings.
In 2024, the Company incurred $221 million of restructuring costs primarily related to severance and lease exit charges from a restructuring program completed in 2024.
Additional details are included in Note 14, Restructuring Costs, in the notes to the consolidated financial statements.

Risk and Insurance Services
The Company conducts business in its Risk and Insurance Services segment through Marsh Risk and Guy Carpenter. Marsh Risk is an insurance broker and risk advisor, offering risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in over 130 countries. Guy Carpenter, the Company's reinsurance intermediary and advisor, provides specialized reinsurance broking, strategic advisory and actuarial services, and analytics solutions.
Marsh Risk and Guy Carpenter are compensated for brokerage and consulting services through commissions and fees. Commission rates and fees vary in amount and can depend on a number of factors, including the type of insurance or reinsurance coverage provided, the particular insurer or reinsurer selected, and the capacity in which the broker acts and negotiates with clients. Revenues can be affected by premium rate levels in the insurance and reinsurance markets, the amount of risk retained by insurance and reinsurance clients, and by the value of the risks that have been insured since commission-based compensation is frequently related to the premiums paid by insureds and reinsureds. In many cases, fee compensation may be negotiated in advance, based on the type of risk, coverage required, and service provided by the Company and ultimately, the extent of the risk placed into the insurance market or retained by the client. The trends and comparisons of revenue from one period to the next can be affected by changes in premium rate levels, fluctuations in client risk retention and increases or decreases in the value of risks that have been insured, as well as new and lost business, and the volume of business from new and existing clients.
In addition to compensation from its clients, Marsh Risk also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate), and contingent commissions, which are paid by insurers based on factors such as volume or profitability of Marsh Risk's placements, primarily driven by Marsh McLennan Agency ("MMA") and parts of Marsh Risk's international operations.
Marsh Risk and Guy Carpenter receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others. The investment of fiduciary funds is regulated by state and other insurance authorities. These regulations typically require segregation of fiduciary funds and limit the types of investments that may be made. Interest income from these investments varies depending on the amount of funds invested and applicable interest rates, both of which vary from time to time. For presentation purposes, fiduciary interest income is segregated from the other revenues of Marsh Risk and Guy Carpenter and separately presented within the segment, as shown in the previous revenue by segments tables.
The results of operations for the Risk and Insurance Services segment are as follows:

(In millions, except percentages)	2025	2024	2023
Revenue	$17,265	$15,395	$14,089
Compensation and benefits	9,711	8,499	7,702
Other operating expenses	2,918	2,531	2,442
Operating expenses	12,629	11,030	10,144
Operating income	$4,636	$4,365	$3,945
Operating income margin	26.8%	28.4%	28.0%
Revenue
Revenue in the Risk and Insurance Services segment increased $1.9 billion, or 12%, to $17.3 billion in 2025, compared to $15.4 billion in 2024. Revenue increased 4% on an underlying basis and 8% from acquisitions. Interest earned on fiduciary funds decreased $94 million to $403 million in 2025, compared to $497 million in 2024, due to lower average interest rates compared to the prior year.
In Risk and Insurance Services, underlying revenue growth in 2025 was driven by higher new business and renewal revenue at Marsh Risk and Guy Carpenter, partially offset by declining insurance and reinsurance premium rates.

Marsh Risk's revenue increased $1.8 billion, or 15%, to $14.4 billion in 2025, compared to $12.5 billion in 2024. This reflects an increase of 4% on an underlying basis and 10% from acquisitions. U.S./Canada rose 3% on an underlying basis. Total International produced underlying revenue growth of 5%, reflecting growth of 6% in EMEA, 4% in Asia Pacific, and 2% in Latin America.
Guy Carpenter's revenue increased $134 million, or 6%, to $2.5 billion in 2025, compared to $2.4 billion in 2024. This reflects an increase of 5% on an underlying basis and 1% from acquisitions.
Guy Carpenter’s underlying revenue growth in 2025 was driven by growth across all regions and global specialties.
Risk and Insurance Services segment completed 14 acquisitions in 2025. Information regarding these acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurance Services segment increased $1.6 billion, or 14%, to $12.6 billion in 2025, compared to $11.0 billion in 2024. Expenses reflect an increase of 10% from acquisitions and 1% from the impact of foreign currency translation.
Expenses in 2025 reflect increased compensation and benefits, driven by higher base salaries and incentive compensation, including the impact from acquisitions. Expenses also reflect increased amortization of identified intangibles, primarily related to the acquisition of McGriff.
In connection with the acquisition of McGriff, the Company incurred approximately $211 million and $60 million of integration and retention related costs in 2025 and 2024, respectively. The Company expects to recognize costs of approximately $250 million, primarily retention incentives over the next 2 years related to the McGriff acquisition. The Company continues to refine its integration plans as it relates to the acquisition of McGriff, which may change the timing and estimates of expected costs and payments.
Consulting
The Company conducts business in its Consulting segment through Mercer and Marsh Management Consulting. Mercer is a provider in delivering advice, solutions and products that help organizations meet the health, wealth and career needs of a changing workforce. Marsh Management Consulting offers management consulting and advisory services across various industries.
The major component of revenue in the Consulting business is fees paid by clients for advice and services. Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily health, life and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined benefit and contribution administration services consists principally of fees based on assets under management or administration. For a majority of the Mercer-managed investment funds, revenue is reported on a gross basis with sub-advisor fees included in other operating expenses.
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
The results of operations for the Consulting segment are as follows:

(In millions, except percentages)	2025	2024	2023
Revenue	$9,794	$9,133	$8,709
Compensation and benefits	5,710	5,358	5,249
Other operating expenses	2,188	2,005	1,794
Operating expenses	7,898	7,363	7,043
Operating income	$1,896	$1,770	$1,666
Operating income margin	19.4%	19.4%	19.1%

Revenue
Revenue in the Consulting segment increased $661 million, or 7%, to $9.8 billion in 2025, compared to $9.1 billion in 2024. Revenue increased 5% on an underlying basis, 2% from acquisitions, and 1% from the impact of foreign currency translation.
In Consulting, underlying revenue growth in 2025 was driven by growth in both Mercer and Marsh Management Consulting.
Mercer's revenue increased $447 million, or 8%, to $6.2 billion in 2025, compared to $5.7 billion in 2024. This reflects an increase of 4% on an underlying basis, 3% from acquisitions, and 1% from the impact of foreign currency translation. On an underlying basis, revenue for Health and Wealth increased 6% and 4%, respectively, and decreased 2% in Career, as compared to the prior year.
Underlying revenue growth at Mercer was driven by continued solid growth in Health and Wealth, offset by a contraction in Career. Health reflected growth across all regions. Wealth growth was driven by investment management, primarily reflecting the impact of capital markets. Career reflected continued decline in project-related work in the U.S. and Canada, offset by growth in workforce products.
Revenue in 2024 includes a net gain of $35 million from the sale of the Mercer U.K. pension administration and U.S. health and benefits administration businesses.
Marsh Management Consulting's revenue increased $214 million, or 6%, to $3.6 billion in 2025, compared to $3.4 billion in 2024. This reflects an increase of 6% on an underlying basis and 1% from the impact of foreign currency translation, partially offset by a decrease of 1% from dispositions.
The increase in underlying revenue growth at Marsh Management Consulting in 2025 was driven by growth in the Americas and the Middle East.
Revenue in 2024 includes a gain of $20 million from the sale of the Celent advisory business.
The Consulting segment completed 6 acquisitions in 2025. Information regarding these acquisitions is included in Note 5, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
In the Consulting segment, expenses increased $535 million, or 7%, to $7.9 billion in 2025, compared to $7.4 billion in 2024. Expenses reflect a 3% increase from acquisitions and 1% from the impact of foreign currency translation.
Expenses in 2025 reflect increased compensation and benefits, driven by higher base salaries and incentive compensation, including the impact from acquisitions.
In 2024, expenses also reflected acquisition and disposition costs of $21 million, primarily related to exit costs for the disposition of the Mercer U.K. pension administration and U.S. health benefits administration businesses in 2024.
Corporate and Other
Corporate expenses decreased $9 million, or 3%, to $309 million in 2025, compared to $318 million in 2024, reflecting lower restructuring costs in the current year, partially offset by increased compensation and benefits.
Interest Income
Interest income was $48 million in 2025, compared to $83 million in 2024. Interest income decreased $35 million in 2025 due to lower average interest rates and corporate balances compared to the prior year.
Interest Expense
Interest expense was $960 million in 2025, compared to $700 million in 2024. Interest expense increased $260 million in 2025 due to debt raised to fund the McGriff acquisition. Interest expense in 2024 includes $26 million of financing costs, primarily related to customary upfront fees for the Commitment Letter.

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
The Company recorded net investment income of $34 million in 2025, compared to $12 million in 2024. The increase in 2025 is primarily driven by higher mark-to-market gains from the Company's investments compared to the prior year.
Income and Other Taxes
The Company's consolidated effective tax rate for 2025 and 2024 was 23.6% and 24.9%, respectively.
The tax rates in both years reflect the impact of discrete tax matters such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, return to provision adjustments, and valuation allowances for certain tax attributes.
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
In 2025, pre-tax income in the U.K., Ireland, Canada, Singapore, India, Australia, Bermuda, Saudi Arabia, Japan, and Hong Kong accounted for approximately 65% of the Company's total non-U.S. pre-tax income, with effective rates in those countries of 26.5%, 15.0%, 28.1%, 15.6%, 25.6%, 33.0%, 0.0%, 20.5%, 36.1%, and 18.8%, respectively.
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
In 2024, the Company received closure notices and assessments from the U.K. tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments and is prepared to resolve this matter through litigation or alternative dispute resolution, which may take several years. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial position of the Company. However, an adverse resolution of tax matters from current or future audits or tax litigation could have a material impact on the Company's net income or cash flows and on its effective tax rate in a particular future period.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate.
On July 4, 2025, U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current or future years.
The Organization for Economic Cooperation and Development ("OECD") provided model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-U.S. jurisdictions where the Company operates, including the U.K. and Ireland. Parts of the minimum tax rules were applicable for 2024, with the remaining provisions becoming fully effective for 2025. This minimum tax is treated as a period cost and does not have a material impact on the Company's financial results of operations for the current year.

While the U.S. has negotiated a "side-by-side" arrangement for the existing U.S. minimum taxes with the intent to exempt U.S. multinational companies from certain of the Pillar Two provisions, uncertainty remains related to the implementation of this arrangement. The Company continues to monitor legislative developments, as well as additional guidance from countries that have enacted Pillar Two legislation, and will ensure it complies with any changes.
As a U.S. domiciled parent holding company, the Company is the issuer of essentially all of the Company's external indebtedness, and incurs the related interest expense in the U.S. The Company’s interest expense deductions are not currently limited. However, the Company may not be able to fully deduct intercompany interest on loans to finance the Company's operations.
Further, most senior executive and oversight functions are conducted in the U.S. and the associated costs are incurred primarily in the U.S. Some of these expenses may not be deductible in the U.S., which may impact the effective tax rate. The U.S. tax law allows the Company to repatriate foreign earnings without incurring additional U.S. federal income tax costs as foreign income is generally already taxed in the U.S. The Company continues to evaluate its global investment and repatriation strategy considering its capital requirements and potential costs of repatriation, which are generally limited to local country withholding taxes. Thus, permanent reinvestment continues to be a component of the Company's global capital strategy.

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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At December 31, 2025, the Company had approximately $1.6 billion of cash and cash equivalents in its foreign operations, which includes $525 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
In 2025, the Company recorded foreign currency translation adjustments which increased net equity by $900 million. Continued weakening of the U.S. dollar against foreign currencies would further increase the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $5.3 billion of cash from operations in 2025 compared to $4.3 billion in 2024. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges, and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension contributions. The Company used cash of $205 million and $270 million related to its restructuring activities in 2025 and 2024, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. In 2025, the Company contributed $38 million to its U.S. defined benefit pension plans and $44 million to its non-U.S. defined benefit pension plans. In 2024, the Company contributed $34 million to its U.S. defined benefit pension plans and $59 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. In 2025, the Company made contributions of $36 million to its non-qualified plans and expects to contribute approximately $34 million in 2026. The Company also made required contributions of $2 million to its U.S. qualified plans in 2025. In 2026, the Company is expected to be required to make contributions totaling $33 million to its U.S. qualified plans.
Outside the U.S., the Company has a large number of non-U.S. defined benefit pension plans, the largest of which are in the U.K., which comprise approximately 78% of non-U.S. plan assets at December 31, 2025. Contribution rates for non-U.S. plans are generally based on local funding practices and statutory requirements, which may differ significantly from measurements in accordance with U.S. GAAP.
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

The MMC U.K. Pension Fund has four segregated defined benefit sections, all in a surplus funding position at December 31, 2024.  Based on that funding position, an agreement was reached with the trustee in the fourth quarter of 2025 that no deficit funding will be required to any of the defined benefit sections until 2029 at the earliest, following the completion in 2028 of the December 31, 2027 valuation. The Company’s prior agreement to support certain annual deficit contributions that may have been required by U.K. operating companies under certain circumstances, expiring on December 31, 2025, was not renewed in January 2026 due to the improved surplus funding position.
In 2025, the Company contributed $1 million to the U.K. non-qualified plan. The Company's contributions for 2026 are also expected to be approximately $1 million.
The Company expects to contribute approximately $39 million to its non-U.S. defined benefit plans in 2026, comprising approximately of $1 million to the U.K. plans and $38 million to plans outside of the U.K.
Changes in Funded Status and Expense
The year-over-year change in the funded status of the Company's pension plans is impacted by the difference between actual and assumed results, particularly with regard to return on assets and changes in the discount rate, as well as the amount of Company contributions, if any.
Unrecognized actuarial losses at December 31, 2025, were approximately $1.4 billion and $3.9 billion for the U.S. plans and non-U.S. plans, respectively, compared with losses of $1.4 billion and $3.5 billion at December 31, 2024. The increase in the non-U.S. plans is primarily due to lower than expected returns on plan assets and the impact of foreign exchange, partially offset by increases in the discount rates used to measure plan liabilities.
In the past several years, the amount of unamortized losses has been significantly impacted, both positively and negatively, by actual asset performance and changes in discount rates. The discount rate used to measure plan liabilities in 2025 decreased for the Company's U.S. plans and increased for U.K. plans. The discount rate used to measure plan liabilities for both the Company's U.S and U.K. plans increased in 2024 and decreased in 2023. An increase in the discount rate decreases the measured plan benefit obligation, resulting in actuarial gains, while a decrease in the discount rate increases the measured plan obligation, resulting in actuarial losses. In 2025, the Company's defined benefit pension plan assets had gains of 8.0% and 2.9% in the U.S. and U.K., respectively, as compared to gains of 2.2% and losses of 5.0% in the U.S. and U.K., respectively, in 2024.
Overall, based on the measurement at December 31, 2025, other net benefit credits related to the Company’s defined benefit pension plans are not expected to be materially different in 2026, compared to 2025.
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
Financing Cash Flows
Net cash used for financing activities was $4.6 billion in 2025, compared with $4.5 billion provided by financing activities in 2024.
Credit Facilities
The Company has a $3.5 billion multi-currency unsecured five-year revolving credit facility (the "Credit Facility") expiring October 2028. Borrowings under the Credit Facility bear interest at a rate per annum equal, at the Company's option, either at (a) the Secured Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At December 31, 2025 and 2024, the Company had no borrowings under this facility.
The Company maintains other credit and overdraft facilities with various financial institutions aggregating $122 million and $123 million at December 31, 2025 and 2024, respectively. There were no outstanding borrowings under these facilities at December 31, 2025 and 2024.

The Company also has outstanding guarantees and letters of credit with various banks aggregating $150 million and $163 million at December 31, 2025 and 2024, respectively.
Debt
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company did not have any commercial paper outstanding at December 31, 2025 and 2024.
In March 2025, the Company repaid $500 million of 3.500% senior notes at maturity.
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
In June 2024, the Company repaid $600 million of 3.500% senior notes at maturity. In March 2024, the Company repaid $1 billion of 3.875% senior notes at maturity.
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
Bridge Loan Commitment Letter
In connection with the McGriff Transaction, on September 29, 2024, the Company entered into a Bridge Loan Commitment Letter (the "Commitment Letter") to provide the Company under a 364-day unsecured bridge term loan facility in an amount not to exceed $7.75 billion (the "Bridge Loan Facility"). The Company paid approximately $23 million of customary upfront fees related to the Commitment Letter, amortized as interest expense. On November 8, 2024, the Company issued $7.25 billion of senior notes and terminated the Commitment Letter. The Bridge Loan Facility agreement is discussed in more detail in Note 13, Debt, in the notes to the consolidated financial statements.
Share Repurchases
The Company has a share repurchases program authorized by the Board of Directors.
In November 2025, the Board of Directors authorized an increase in the Company's share repurchase program, which supersedes any prior authorization, allowing management to buy back up to $6 billion of the Company’s common stock.
In 2025, the Company repurchased 10.1 million shares of its common stock for $2.0 billion. At December 31, 2025, the Company remained authorized by the Board of Directors to repurchase up to approximately $5.7 billion in shares of its common stock. There is no time limit on the authorization.
In 2024, the Company repurchased 4.3 million shares of its common stock for $900 million.

Dividends
The Company paid dividends on its common stock shares of $1.7 billion ($3.43 per share) in 2025, as compared with $1.5 billion ($3.05 per share) in 2024.
In January 2026, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in February 2026.
Contingent Payments Related To Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Years Ended December 31,
(In millions)	2025	2024	2023
Operating:
Contingent consideration payments for prior year acquisitions	$(28)	$(92)	$(41)
Receipt of contingent consideration for dispositions	—	—	1
Acquisition/disposition related net charges for adjustments	65	15	29
Adjustments and payments related to contingent consideration	$37	$(77)	$(11)
Financing:
Contingent consideration for prior year acquisitions	$(13)	$(74)	$(135)
Deferred consideration for prior year acquisitions	(54)	(39)	(67)
Payments of deferred and contingent consideration for acquisitions	$(67)	$(113)	$(202)

Receipt of contingent consideration for dispositions	$—	$1	$2
For acquisitions completed in 2025 and in prior years, remaining estimated future contingent payments of $268 million, and deferred consideration payments of $169 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheets at December 31, 2025.
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
The U.S. dollar value of the Euro notes increased by $149 million in 2025 due to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the year ended December 31, 2025.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, fiduciary assets are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an decrease of $382 million in 2025 and a increase of $411 million in 2024 related to fiduciary liabilities.

Investing Cash Flows
Net cash used for investing activities amounted to $845 million in 2025, compared with $8.8 billion used for investing activities in 2024.
The Company paid $652 million and $8.5 billion, net of cash, cash equivalents and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions in 2025 and 2024, respectively. The outflow of funds in 2025 related primarily to the acquisition of the three Hawaii-based insurance brokerages, Atlas Insurance Agency, Inc., Pyramid Insurance Centre, Ltd., and NMF Insurance, Inc., for $324 million. The outflow of funds in 2024 related primarily to the acquisition of McGriff, where the Company paid $7.0 billion in cash consideration. The remaining outflow of funds in 2024 related primarily to the acquisitions of Cardano, the Horton Group, and Fisher Brown Bottrell Insurance Inc., for $466 million, $384 million and $321 million, respectively.
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
The Company’s additions to fixed assets and capitalized software amounted to $291 million and $316 million in 2025 and 2024, respectively, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash from the sale of long-term investments in 2025 is primarily due to the disposal of an investment in a unit trust fund, which was acquired in 2024.
Cash used for long-term investments in 2025 is due to investments in private equity funds. At December 31, 2025, the Company has commitments for potential future investments of approximately $101 million in private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by type at December 31, 2025:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt	$1,267	$1,267	$—	$—	$—
Long-term debt	18,477	—	1,292	3,945	13,240
Interest on long-term debt	12,988	893	1,686	1,502	8,907
Net operating leases	2,118	393	640	432	653
Service agreements	679	338	213	128	—
Other long-term obligations (a)	538	241	227	69	1
Total	$36,067	$3,132	$4,058	$6,076	$22,801
(a)Primarily reflects future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $109 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $59 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act (the "TCJA") of $13 million, which will be paid in 2026.

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
Legal and Other Loss Contingencies
The Company and its subsidiaries are subject to numerous claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The Company records a liability when a loss is both probable and reasonably estimable which requires significant management judgment. The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Marsh Management Consulting, a subsidiary of the Company, and other methods to estimate potential losses. The liability is reviewed quarterly and adjusted based on claims developments. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because the Company is unable, at present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could arise from such claims, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flows in a given quarterly or annual period.
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
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At the end of 2025, the actual allocation for the U.S. plans was 50% equities and equity alternatives and 50% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 78% of non-U.S. plan assets, is 7% equities and equity alternatives and 93% fixed income. At the end of 2025, the actual allocation for the U.K. plans was 8% equities and equity alternatives and 92% fixed income.
The discount rate selected for each U.S. plan is based on a model bond portfolio with coupons and redemptions that closely match the expected liability cash flows from the plan. Discount rates for non-U.S. plans are based on appropriate bond indices adjusted for duration. In the U.K., the plan duration is reflected using the Mercer yield curve.
The following table shows the weighted average assumed rate of return and the discount rate at the December 31, 2025 measurement date used to measure pension expense in 2026 for the total Company, the U.S. and the Rest of World ("ROW").

	Total Company	U.S.	ROW
Assumed rate of return on plan assets	5.94%	6.50%	5.68%
Discount rate	5.39%	5.61%	5.25%
Holding all other assumptions constant, a 0.5 percentage point change in the rate of return on plan assets and discount rate assumptions would affect net periodic benefit (credit) cost for the U.S. and U.K. plans, which together comprise approximately 83% of total pension plan liabilities, as follows:

	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
(In millions)	U.S.	U.K.	U.S.	U.K.
Assumed rate of return on plan assets	$(22)	$(41)	$22	$41
Discount rate	$—	$(1)	$(1)	$1
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

In 2025, the Company performed a qualitative impairment assessment. As part of its assessment, the Company considered numerous factors, including:
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
The Company completed its qualitative assessment in the third quarter of 2025, updated for significant considerations at year-end, and concluded that goodwill was not impaired.
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
The Company had the following investments subject to variable interest rates:

For the Years Ended December 31,
(In millions)	2025	2024
Cash and cash equivalents	$2,687	$2,398
Cash and cash equivalents held in a fiduciary capacity	$11,473	$11,276
Based on the above balances at December 31, 2025, if short-term interest rates increased or decreased by 10%, or 31 basis points for the year 2026, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $44 million. At December 31, 2024, a change in short-term interest rates of 10%, or 41 basis points, would have increased or decreased interest income by approximately $56 million. The change in interest rate risk at December 31, 2025 is due to lower interest rates compared to the prior year.
Changes in interest rates can also affect the discount rate and assumed rate of return on plan assets, two of the assumptions among several others used to measure net periodic pension cost. The assumptions used to measure plan assets and liabilities are typically assessed at the end of each year, and determine the expense for the subsequent year. Assumptions used to determine net periodic cost for 2026 are discussed in Note 8, Retirement Benefits, in the notes to the consolidated financial statements. For a discussion on pension expense sensitivity to changes in these rates, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Discussion of Critical Accounting Policies and Estimates - Retirement Benefits" section included in this report.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar compared with the foreign exchange rates in 2025, the Company estimates net operating income would increase or decrease by approximately $109 million. The corresponding increase or decrease in net operating income in 2024 was estimated at $93 million.
The Company has exposure to approximately 80 foreign currencies overall. In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company has investments in certain private equity funds as well as in public and private companies of approximately $301 million that are accounted for using the equity method of accounting. The Company also holds investments of approximately $24 million that are valued using readily determinable fair values and approximately $17 million of investments without readily determinable fair values. The Company's investments are subject to risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. Refer to Note 16, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements included in this report.

Item 8.    Financial Statements and Supplementary Data.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
Revenue	$26,981	$24,458	$22,736
Expense:
Compensation and benefits	15,577	13,996	13,099
Other operating expenses	5,181	4,645	4,355
Operating expenses	20,758	18,641	17,454
Operating income	6,223	5,817	5,282
Other net benefits credits	194	268	239
Interest income	48	83	78
Interest expense	(960)	(700)	(578)
Investment income	34	12	5
Income before income taxes	5,539	5,480	5,026
Income tax expense	1,305	1,363	1,224
Net income before non-controlling interests	4,234	4,117	3,802
Less: Net income attributable to non-controlling interests	74	57	46
Net income attributable to the Company	$4,160	$4,060	$3,756
Net income per share attributable to the Company
– Basic	$8.48	$8.26	$7.60
– Diluted	$8.43	$8.18	$7.53
Average number of shares outstanding
– Basic	491	492	494
– Diluted	494	496	499
Shares outstanding at December 31,	485	491	492
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (In millions)	2025	2024	2023
Net income before non-controlling interests	$4,234	$4,117	$3,802
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	1,075	(613)	389
(Loss) gain related to pension and post-retirement plans	(389)	(400)	(503)
Other comprehensive (loss) income, before tax	686	(1,013)	(114)
Income tax (credit) expense on other comprehensive (loss) income	(125)	(68)	(133)
Other comprehensive (loss) income, net of tax	811	(945)	19
Comprehensive income	5,045	3,172	3,821
Less: Comprehensive income attributable to non-controlling interests	74	57	46
Comprehensive income attributable to the Company	$4,971	$3,115	$3,775
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
(In millions, except share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,687	$2,398
Cash and cash equivalents held in a fiduciary capacity	11,473	11,276
Receivables
Commissions and fees	7,015	6,533
Advanced premiums and claims	67	84
Other	750	706
	7,832	7,323
Less – allowance for credit losses	(162)	(167)
Net receivables	7,670	7,156
Other current assets	1,370	1,287
Total current assets	23,200	22,117
Goodwill	24,337	23,306
Other intangible assets	4,746	4,820
Fixed assets, net	829	859
Pension related assets	2,140	1,914
Right of use assets	1,460	1,498
Deferred tax assets	212	237
Other assets	1,786	1,730
	$58,710	$56,481
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,267	$519
Accounts payable and accrued liabilities	3,652	3,402
Accrued compensation and employee benefits	3,962	3,620
Current lease liabilities	333	325
Accrued income taxes	373	376
Fiduciary liabilities	11,473	11,276
Total current liabilities	21,060	19,518

Long-term debt	18,320	19,428
Pension, post-retirement and post-employment benefits	786	840
Long-term lease liabilities	1,529	1,590
Liability for errors and omissions	288	305
Other liabilities	1,412	1,265
Commitments and contingencies	—	—
Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at December 31, 2025 and 2024	561	561
Additional paid-in capital	1,547	1,370
Retained earnings	27,767	25,306
Accumulated other comprehensive loss	(5,429)	(6,240)
Non-controlling interests	215	193
	24,661	21,190
Less – treasury shares, at cost, 75,783,063 shares at December 31, 2025 and 69,239,488 shares at December 31, 2024	(9,346)	(7,655)
Total equity	15,315	13,535
	$58,710	$56,481
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)	2025	2024	2023
Operating cash flows:
Net income before non-controlling interests	$4,234	$4,117	$3,802
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	361	369	370
Amortization of intangible assets	549	377	343
Non-cash lease expense	295	280	288
Adjustments and payments related to contingent consideration assets and liabilities	37	(77)	(11)
Gain on consolidation of entity	(13)	—	—
Net (gain) on investments	(34)	(9)	(5)
Net (gain) loss on disposition of assets	(13)	(48)	16
Share-based compensation expense	394	368	363
Changes in assets and liabilities:
Net receivables	(128)	(467)	(467)
Other assets	(143)	(217)	(154)
Accrued compensation and employee benefits	242	92	195
Provision for taxes, net of payments and refunds	12	123	105
Contributions to pension and other benefit plans in excess of current year credit	(259)	(352)	(335)
Other liabilities	93	55	64
Operating lease liabilities	(335)	(309)	(316)
Net cash provided by (used for) operations	5,292	4,302	4,258
Financing cash flows:
Purchase of treasury shares	(2,012)	(900)	(1,150)
Issuance of commercial paper with maturity greater than 90 days	—	—	146
Repayment of commercial paper with maturity greater than 90 days	—	—	(146)
Proceeds from issuance of debt	—	8,170	2,169
Repayments of debt	(519)	(1,617)	(266)
Payment of bridge loan commitment fees	—	(23)	—
Purchase of non-controlling interests	—	(7)	(139)
Shares withheld for taxes on vested units – treasury shares	(148)	(180)	(148)
Issuance of common stock from treasury shares	250	264	199
Payments of deferred and contingent consideration for acquisitions	(67)	(113)	(202)
Receipts of deferred and contingent consideration for dispositions	—	3	2
Distributions of non-controlling interests	(57)	(40)	(31)
Dividends paid	(1,699)	(1,513)	(1,298)
Change in fiduciary liabilities	(382)	411	(255)
Net cash provided by (used for) financing activities	(4,634)	4,455	(1,119)
Investing cash flows:
Capital expenditures	(291)	(316)	(416)
Purchases of long-term investments	(26)	(108)	(57)
Sales of long-term investments	100	55	38
Dispositions	22	89	(17)
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(652)	(8,542)	(976)
Other, net	2	1	11
Net cash provided by (used for) investing activities	(845)	(8,821)	(1,417)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	673	(414)	328
Increase (decrease) in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	486	(478)	2,050
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of year	13,674	14,152	12,102
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of year	$14,160	$13,674	$14,152

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at December 31,	2025	2024	2023
(In millions)
Cash and cash equivalents	$2,687	$2,398	$3,358
Cash and cash equivalents held in a fiduciary capacity	11,473	11,276	10,794
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$14,160	$13,674	$14,152
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
COMMON STOCK
Balance, beginning and end of year	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,370	$1,242	$1,179
Change in accrued stock compensation costs	38	38	56
Issuance of shares under stock compensation plans and employee stock purchase plans	139	94	75
Purchase of non-controlling interest	—	(4)	(68)
Balance, end of year	$1,547	$1,370	$1,242
RETAINED EARNINGS
Balance, beginning of year	$25,306	$22,759	$20,301
Net income attributable to the Company	4,160	4,060	3,756
Dividend equivalents declared and paid – (per share amounts: $3.43 in 2025, $3.05 in 2024, and $2.60 in 2023)	(14)	(14)	(13)
Dividends declared and paid – (per share amounts: $3.43 in 2025, $3.05 in 2024, and $2.60 in 2023)	(1,685)	(1,499)	(1,285)
Balance, end of year	$27,767	$25,306	$22,759
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(6,240)	$(5,295)	$(5,314)
Other comprehensive income (loss), net of tax	811	(945)	19
Balance, end of year	$(5,429)	$(6,240)	$(5,295)
TREASURY SHARES
Balance, beginning of year	$(7,655)	$(7,076)	$(6,207)
Issuance of shares under stock compensation plans and employee stock purchase plans	321	322	286
Purchase of treasury shares	(2,012)	(901)	(1,155)
Balance, end of year	$(9,346)	$(7,655)	$(7,076)
NON-CONTROLLING INTERESTS
Balance, beginning of year	$193	$179	$229
Net income attributable to non-controlling interests	74	57	46
Net non-controlling interests acquired (disposed)	6	(7)	(70)
Distributions and other changes	(58)	(36)	(26)
Balance, end of year	$215	$193	$179
TOTAL EQUITY	$15,315	$13,535	$12,370
The accompanying notes are an integral part of these consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Nature of Operations: Marsh & McLennan Companies, Inc., and its consolidated subsidiaries (the "Company" or "Marsh") is a global professional services firm in the areas of risk, reinsurance and capital, people and investments, and management consulting.
Effective January 14, 2026, the Company updated its brand name from Marsh McLennan to Marsh and the brand names of Marsh and Oliver Wyman Group businesses to Marsh Risk and Marsh Management Consulting, respectively. References to the Company and its businesses in the consolidated financial statements reflect these changes. Mercer and Guy Carpenter will continue to report under their current brands through a transition period.
The changes to the brand names had no impact on the Company's operating and reporting segments.
The Company is organized based on the different services that it offers. Under this structure, the Company’s two business segments are Risk and Insurance Services and Consulting.
The Risk and Insurance Services segment ("RIS") includes risk management activities and insurance/reinsurance broking and services conducted through Marsh Risk and Guy Carpenter. Marsh Risk is an insurance broker and risk advisor, offering risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services, to a wide range of businesses, government entities, professional service organizations and individuals. Guy Carpenter, the Company's reinsurance intermediary and advisor, provides specialized reinsurance broking, strategic advisory and actuarial services, and analytics solutions.
The Consulting segment includes health, wealth and career advice, solutions and products, and specialized management, strategic, economic and brand consulting services conducted through Mercer and Marsh Management Consulting. Mercer delivers advice, solutions and products that help organizations meet the health, wealth and career needs of a changing workforce. Marsh Management Consulting offers management consulting and advisory services across various industries.
Acquisition of McGriff
On November 15, 2024, the Company completed the acquisition of McGriff Insurance Services, LLC ("McGriff"), an affiliate of TIH Insurance Holdings (the "McGriff Transaction").
The Company's results in 2025 include the results of operations of McGriff in Marsh Risk, in the Risk and Insurance Services segment. McGriff's results of operations for the period November 15, 2024 through December 31, 2024 were included in the Company’s results of operations for 2024. As of November 15, 2024, the historical McGriff business was combined into the Company's operations and the Company assumed the assets and legal liabilities of McGriff.
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
The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S. or as collateral under captive insurance arrangements. At December 31, 2025, the Company maintained $553 million, compared to $455 million at December 31, 2024 related to these regulatory requirements.
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
The components of fixed assets are as follows:

December 31,
(In millions)	2025	2024
Furniture and equipment	$710	$696
Land and buildings	363	364
Leasehold and building improvements	1,425	1,337
	2,498	2,397
Less: accumulated depreciation and amortization	(1,669)	(1,538)
Fixed assets, net	$829	$859
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
The Company recorded net investment income of $34 million, $12 million, and $5 million in 2025 , 2024 and in 2023, respectively.
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
The Company had no indefinite lived identified intangible assets at December 31, 2025 and 2024.
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
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead account as a single lease component. The Company has also elected not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. Refer to Note 12, Leases, for additional information.
Capitalized Software Costs: The Company capitalizes certain costs to develop, purchase or modify software for the internal use of the Company. These costs are amortized on a straight-line basis over periods ranging from 3 to 10 years. Costs incurred during the preliminary project stage and post implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs related to updates and enhancements are only capitalized if they will result in additional functionality. Capitalized computer software costs of $466 million and $474 million, net of accumulated amortization of $2.3 billion and $2.1 billion at December 31, 2025 and 2024, respectively, are included in other assets in the consolidated balance sheets.
Legal and Other Loss Contingencies: The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings including claims for errors and omissions ("E&O"). The Company records a liability when a loss is both probable and reasonably estimable which requires significant management judgment. Legal and other contingent liabilities recorded are not discounted.
The Company utilizes case level reviews by inside and outside counsel, an internal actuarial analysis by Marsh Management Consulting, a subsidiary of the Company, and other methods to estimate potential losses, including estimated legal costs. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because the Company is unable, at present time, to make a determination that a loss is both probable and reasonably estimable. Given the unpredictability of E&O claims and of litigation that could arise from such claims, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company's businesses, results of operations, financial condition or cash flows in a given quarterly or annual period.
At December 31, 2025, the Company’s liability for E&O was $379 million, compared to $391 million at December 31, 2024, of which $91 million and $86 million, respectively, were current liabilities and included in accounts payable and accrued liabilities in the consolidated balance sheets. In addition, to the extent that insurance coverage is available, significant management judgment is required to determine the amount of recoveries that are probable of collection in accordance with the Company’s various insurance programs.
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

Basic and Diluted EPS Calculation
(In millions, except per share data)	2025	2024	2023
Net income before non-controlling interests	$4,234	$4,117	$3,802
Less: Net income attributable to non-controlling interests	74	57	46
Net income attributable to the Company	$4,160	$4,060	$3,756
Basic weighted average common shares outstanding	491	492	494
Dilutive effect of potentially issuable common shares	3	4	5
Diluted weighted average common shares outstanding	494	496	499
Average stock price used to calculate common stock equivalents	$211.14	$212.26	$182.30
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
Risk and Insurance Services revenue includes interest on fiduciary assets of $403 million, $497 million and $453 million in 2025, 2024 and 2023, respectively.
Net uncollected premiums and claims and the related payables were $14.6 billion and $15.1 billion at December 31, 2025 and 2024, respectively. The net uncollected premiums and claims and the related payables at December 31, 2024, included $465 million related to the acquisition of McGriff. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including from the multiple major wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premiums rates to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted:
In December 2025, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to improve the guidance for interim reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The update also provides additional guidance on what disclosures should be provided in interim reporting periods. The new guidance adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.
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
New Accounting Pronouncement Adopted Effective December 31, 2025:
In December 2023, the FASB issued an accounting standard update on income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The new guidance requires public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, all entities are required to disclose on an annual basis the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, and by individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid, net of refunds received. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. An entity should apply the amendments in the standard prospectively, even though retrospective application is permitted. The Company adopted the new standard effective December 31, 2025, on a prospective basis, which impacted disclosures only, with no impact to results of operations, cash flows, or financial condition.

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
In addition to compensation from its clients, Marsh Risk also receives other compensation, separate from retail fees and commissions, from insurance companies. This other compensation includes, among other things, payments for consulting and analytics services provided to insurers; compensation for administrative and other services (including fees for underwriting services and services provided to or on behalf of insurers relating to the administration and management of quota shares, panels and other facilities in which insurers participate), and insurer revenue, paid by insurers based on factors such as volume or profitability of Marsh Risk's placements primarily in Marsh McLennan Agency ("MMA") and parts of Marsh Risk's international operations.
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
A significant portion of the Company's Risk and Insurance Services revenue is commission revenue for brokerage arrangements recognized at a point in time on the effective date of the underlying policy. Commission revenue is estimated using historical information about the risks to be covered over the policy period, some of which are dependent on variable factors such as number of employees covered, covered payroll, airline passenger miles flown, shipped tonnage of marine cargo and others. Marsh Risk and Guy Carpenter also receive interest income on certain funds (such as premiums and claims proceeds) held in a fiduciary capacity for others.
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
Mercer, principally through its health line of business, also earns revenue in the form of commissions received from insurance companies for the placement of group (and occasionally individual) insurance contracts, primarily health, life and accident coverages. Revenue for Mercer’s investment management business and certain of Mercer’s defined benefit and contribution administration services consists principally of fees based on assets under delegated management or administration. For a majority of the Mercer-managed investment funds, revenue received from Mercer's investment management clients as sub-advisor fees is reported on a gross basis rather than a net basis, with the sub-advisor fees included in other operating expenses.
Consulting projects in Mercer’s wealth and career businesses, and consulting projects in Marsh Management Consulting, typically consist of a single performance obligation, which is recognized over time as control is transferred continuously to customers. Therefore, revenue is typically recognized over time using an input measure of time expended to date relative to total estimated time to be incurred at project completion. Incurred hours represent services rendered and thereby faithfully depicts the transfer of control to the customer.
On a limited number of engagements, performance fees may also be earned for achieving certain prescribed performance criteria. Revenue for achievement is estimated and constrained to an amount that is probable to not have a significant negative adjustment.
For consulting projects, Mercer generally invoices monthly in arrears with payment due within 30 days of the invoice date. Fees for delegated management services are either deducted from the net asset value of the fund or invoiced to the client on a monthly or quarterly basis in arrears. Marsh Management Consulting typically bills its clients 30 to 60 days in arrears with payment due upon receipt of the invoice.
Health brokerage and consulting services are components of both Marsh Risk, which includes MMA, and Mercer, with approximately 51% of such revenues reported in Mercer. Health contracts typically involve a series of distinct services that are treated as a single performance obligation. Revenue for these services is recognized over time based on the amount of remuneration the Company expects to be entitled in exchange for these services. Payments for health brokerage and consulting services are typically paid monthly in arrears from carriers based on insured lives under the contract.

The following table disaggregates various components of the Company's revenue:

For the Years Ended December 31,
(In millions)	2025	2024	2023
Marsh Risk:
EMEA	$3,812	$3,530	$3,262
Asia Pacific	1,460	1,414	1,295
Latin America	571	575	559
Total International	5,843	5,519	5,116
U.S./Canada	8,523	7,017	6,262
Total Marsh Risk	14,366	12,536	11,378
Guy Carpenter	2,496	2,362	2,258
Subtotal	16,862	14,898	13,636
Fiduciary interest income	403	497	453
Total Risk and Insurance Services	$17,265	$15,395	$14,089

Mercer:
Wealth (a)	$2,819	$2,584	$2,507
Health (a)	2,284	2,100	2,061
Career	1,087	1,059	1,019
Total Mercer	6,190	5,743	5,587
Marsh Management Consulting (b)	3,604	3,390	3,122
Total Consulting	$9,794	$9,133	$8,709
Total Segments	$27,059	$24,528	$22,798
Corporate/Eliminations	(78)	(70)	(62)
Total	$26,981	$24,458	$22,736
(a)Revenue in 2024 includes a net gain of $35 million from the sale of the U.K. pension administration and U.S.health and benefits administration businesses, that comprised of a $70 million gain in Wealth, offset by a $35 million loss in Health.
(b)Revenue in 2024 includes a gain of $20 million from the sale of a business in Marsh Management Consulting.
The following table provides contract assets and contract liabilities information from contracts with customers:

December 31, (In millions)	2025	2024	2023
Contract assets	$540	$473	$357
Contract liabilities	$927	$866	$869
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

Details of the change in Contract Assets and Contract Liabilities for 2025 and 2024 are as follows:

For the Years Ended December 31,
(In millions)	2025	2024
Contract Assets
Balance at January 1,	$473	$357
Additions (a)	1,046	963
Transfers to accounts receivable (b)	(984)	(844)
Effect of foreign exchange rate changes	5	(3)
Balance at December 31,	$540	$473

Contract Liabilities
Balance at January 1,	$866	$869
Cash received for performance obligations not yet fulfilled	884	847
Revenue recognized	(846)	(835)
Effect of foreign exchange rate changes	23	(15)
Balance at December 31,	$927	$866
(a)Includes $69 million from the acquisition of McGriff in 2024.
(b)Amounts transferred to accounts receivable as the rights to bill and collect became unconditional.
The amount of revenue recognized in 2025, 2024 and 2023 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $83 million, $73 million and $71 million, respectively.
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
At December 31, 2025, the Company’s capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $1 million, $459 million and $438 million, respectively. At December 31, 2024, the Company's capitalized assets related to deferred implementation costs, costs to obtain and costs to fulfill were $3 million, $396 million and $397 million, respectively. Costs to obtain and deferred implementation costs are primarily included in other assets and costs to fulfill are primarily included in other current assets in the Company's consolidated balance sheets. The Company recorded compensation and benefits expense of $2.1 billion, $1.9 billion and $1.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively, related to the amortization of these capitalized assets.
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

3.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions and interest paid:

For the Years Ended December 31,
(In millions)	2025	2024	2023
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$911	$9,724	$1,292
Fiduciary liabilities assumed	(47)	(421)	(93)
Liabilities assumed	(73)	(571)	(182)
Non-controlling interests assumed	(8)	—	—
Fair value of previously-held equity method investment	(15)	—	—
Contingent/deferred purchase consideration	(116)	(190)	(41)
Net cash outflow for acquisitions	$652	$8,542	$976

(In millions)	2025	2024	2023
Interest paid	$885	$591	$499
The following table provides information on income taxes paid, net of refunds, by jurisdiction:

For the Years Ended December 31,
(In millions)	2025
U.S. federal income taxes	$250
U.S. state and local income taxes	126
Foreign
United Kingdom	198
Canada	88
Other	630
Total income taxes paid, net of refunds received	$1,292
Income taxes paid, net of refunds, were $1.2 billion and $1.1 billion in 2024 and 2023, respectively. The amounts in 2025 and 2024 include a payment for the purchase of green energy income tax credits which reduced the Company's income tax liabilities in those years.
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

For the Years Ended December 31,
(In millions)	2025	2024	2023
Operating:
Contingent consideration payments for prior year acquisitions	$(28)	$(92)	$(41)
Receipt of contingent consideration for dispositions	—	—	1
Acquisition/disposition related net charges for adjustments	65	15	29
Adjustments and payments related to contingent consideration	$37	$(77)	$(11)
Financing:
Contingent consideration for prior year acquisitions	$(13)	$(74)	$(135)
Deferred consideration for prior year acquisitions	(54)	(39)	(67)
Payments of deferred and contingent consideration for acquisitions	$(67)	$(113)	$(202)

Receipts of contingent consideration for dispositions	$—	$1	$2

The Company had non-cash issuances of common stock under its share-based payment plan of $359 million, $333 million and $310 million in 2025, 2024 and 2023, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $394 million, $368 million and $363 million in 2025, 2024 and 2023, respectively.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses.
An analysis of the allowance for credit losses is provided below:

For the Years Ended December 31,
(In millions)	2025	2024	2023
Balance at January 1,	$167	$151	$160
Provision charged to operations	25	31	17
Accounts written-off, net of recoveries	(31)	(14)	(20)
Effect of exchange rate changes and other	1	(1)	(6)
Balance at December 31,	$162	$167	$151
Other
In October 2023, the Company recorded a gain from a legal settlement with a competitor for $58 million, excluding legal fees of approximately $10 million.

4.    Accumulated Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the years ended December 31, 2025 and 2024, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2025	$(3,408)	$(2,832)	$(6,240)
Other comprehensive (loss) before reclassifications	(332)	1,110	778
Amounts reclassified from accumulated other comprehensive income	33	—	33
Net current period other comprehensive (loss) income	(299)	1,110	811
Balance at December 31, 2025	$(3,707)	$(1,722)	$(5,429)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2024	$(3,101)	$(2,194)	$(5,295)
Other comprehensive (loss) income before reclassifications	(326)	(638)	(964)
Amounts reclassified from accumulated other comprehensive income	19	—	19
Net current period other comprehensive (loss)	(307)	(638)	(945)
Balance at December 31, 2024	$(3,408)	$(2,832)	$(6,240)
The components of other comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023 are as follows:

For the Year Ended December 31,	2025
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$1,075	$(35)	$1,110
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Net actuarial losses (a)	41	8	33
Effect of settlement (a)	11	3	8
Subtotal	52	11	41
Net losses arising during period	(164)	(34)	(130)
Foreign currency translation adjustments	(277)	(67)	(210)
Pension/post-retirement plans (loss)	(389)	(90)	(299)
Other comprehensive income (loss)	$686	$(125)	$811
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

For the Year Ended December 31,	2023
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$389	$(10)	$399
Pension/post-retirement plans:
Amortization of (gains) losses included in net benefit (credit) cost:
Prior service credits (a)	(2)	—	(2)
Net actuarial losses (a)	20	5	15
Effect of settlement (a)	2	1	1
Subtotal	20	6	14
Net gains arising during period	(349)	(85)	(264)
Foreign currency translation adjustments	(167)	(42)	(125)
Other adjustments	(7)	(2)	(5)
Pension/post-retirement plans gains	(503)	(123)	(380)
Other comprehensive (loss) income	$(114)	$(133)	$19
(a)Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.
The components of accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2025	December 31, 2024
Foreign currency translation adjustments (net of deferred tax asset of $15 in 2025 and deferred tax liability of $23 in 2024, respectively)	$(1,722)	$(2,832)
Net charges related to pension/post-retirement plans (net of deferred tax asset of $1,648 and $1,558 in 2025 and 2024, respectively)	(3,707)	(3,408)
Total	$(5,429)	$(6,240)

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
The Risk and Insurance Services segment completed 14 acquisitions in 2025:
•January – Guy Carpenter acquired the remaining 51.5% ownership share in Carpenter Turner Cyprus Ltd., a Greece-based insurance broker that provides reinsurance and advisory services, including treaty and facultative reinsurance, data and analytics, strategic advisory, and capital markets solutions.
•February – Marsh Risk acquired Fontana Rava-Toscano & Partners S.r.l., an Italy-based insurance broker that offers property and casualty insurance brokerage and risk consulting.
•March – Marsh Risk acquired the business of Cohere Insurance Solutions, an Australia-based insurance broker that specializes in life sciences, start-up and professional services businesses.
•April – Marsh McLennan Agency ("MMA") acquired Arthur C. Hall Insurance, Inc., a Pennsylvania-based insurance broker that provides commercial and personal lines solutions to clients, with specialties in life sciences, information management, non-profit, craft beverage manufacturing and municipal industries.
•May – Marsh Risk acquired Thornton Harvey Group, LLC (d/b/a ProWriters), a Pennsylvania-based wholesale insurance broker that provides solutions for cyber, management and professional liability insurance to a network of retail brokers in the U.S.
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
•October – MMA acquired Robison Insurance Services Inc., a North Carolina-based insurance broker that provides life, health, disability and long term care insurance services to businesses and individuals; and Hayden Wood Insurance Agency, a Massachusetts-based insurance broker that provides personal lines insurance solutions to clients nationally, with a specialty in collector auto and motorsports products.
•November – Marsh Risk acquired Mitsubishi Electric Insurance Service Co, Ltd., a Japan-based insurance broker offering clients access to high-value, cost-effective insurance solutions across a broad range of commercial lines, including liability, property, cargo, workers compensation, commercial auto, commercial umbrella, directors and officers, and cyber, as well as non-life/life insurance, medical care, and nursing care; and Jointly – il Welfare Condiviso S.r.l., an Italy-based provider of integrated corporate well-being solutions for organizations and their employees, including parenting and family care support programs, mental and physical well-being initiatives, and flexible benefits.
•December – MMA acquired three insurance brokers, Atlas Insurance Agency, Inc., Pyramid Insurance Centre, Ltd., and NMF Insurance, Inc. d/b/a IC International, a collective group of Hawaii-based insurance brokers offering insurance solutions to businesses and individuals throughout Hawaii with a niche industry specialization in municipality, transportation and hospitality; and Marsh Risk acquired Finassur, a France-

based insurance broker offering tailored insurance solutions in Northern France, specializing in property and casualty, and health and life insurance risk management.
The Consulting segment completed 6 acquisitions in 2025:
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
•August – Marsh Management Consulting acquired Validate Health Inc., an Illinois-based healthcare analytics consultancy that provides analytics solutions to healthcare providers and accountable care organizations to help clients to better manage costs, risk and performance. Mercer acquired ConvictionsRH, a France-based consulting firm specializing in Human Resources transformation, supporting companies of all sizes in their strategic, organizational, digital, technological and cultural changes.
•October – Mercer acquired Fundhouse Limited and Fundhouse Bespoke Limited, a United Kingdom-based provider of investment advisory and model portfolio services to financial advisors and institutional wealth investors.
•November – Mercer acquired Hexarem Inc., a Canada-based human resources consulting firm specializing in executive compensation and governance advisory services.
Total purchase consideration for acquisitions made in 2025 was $857 million, which consisted of cash paid of $726 million, deferred and estimated contingent purchase consideration of $116 million, and the remeasurement to fair value of a previously held equity method investment upon consolidation of $15 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
In 2025, the Company also paid $54 million of deferred purchase consideration and $41 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2025, based on the estimated fair values for the other acquisitions as of their respective acquisition dates. Amounts in the table primarily reflect the impact from the acquisition of the three Hawaii-based insurance brokers, Atlas Insurance Agency, Inc., Pyramid Insurance Centre, Ltd., and NMF Insurance, Inc.

Acquisitions for the Year Ended December 31, 2025
(In millions)	Total
Cash	$726
Estimated fair value of deferred/contingent consideration	116
Fair value of previously-held equity method investment	15
Total consideration	$857
Allocation of purchase price:
Cash and cash equivalents	$27
Cash and cash equivalents held in a fiduciary capacity	47
Net receivables	32
Other current assets	6
Goodwill	562
Other intangible assets	295
Fixed assets, net	4
Right of use assets	4
Other assets	8
Total assets acquired	985
Current liabilities	37
Fiduciary liabilities	47
Other liabilities	36
Total liabilities assumed	120
Non-controlling interests	8
Net assets acquired	$857
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

The following table provides information about other intangible assets acquired in 2025:

Other intangible assets for the Year Ended December 31, (In millions)	Amount	Weighted Average Amortization Period
Customer relationships	$275	13.3 years
Other	20	4.3 years
Total other intangible assets	$295
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The following table provides information about the consolidated statements of income for each respective period:

Results For the Year Ended December 31,
(In millions)	2025	2024	2023
Revenue	$72	$451	$152
Operating income	$7	$34	$24
The Company incurred acquisition related expenses of approximately $282 million and $119 million in 2025 and 2024, respectively. These costs included approximately $215 million and $63 million of integration and retention related costs in connection with the acquisition of McGriff in 2025 and 2024, respectively. Acquisition related expenses are included in compensation and benefits or other operating expenses in the Company's consolidated statements of income, depending on the nature of the items.
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
Prior year acquisitions
The Risk and Insurance Services segment completed 10 acquisitions in 2024:
•January – Marsh Risk acquired NOSCO Insurance Service Company Ltd., a Japan-based insurance broker that provides affinity type schemes, corporate and personal lines insurance.
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
•May – MMA acquired AC Risk Management, a New York-based commercial lines insurance broker primarily offering property and casualty insurance to businesses with a focus on the construction industry; Perkins Insurance Agencies LLC, a Texas-based insurance broker providing commercial property and casualty, and personal lines coverage to businesses, non-profits and families with expertise in the oil and gas, trucking, farm and ranch, and restaurant industries; and Fisher Brown Bottrell Insurance, Inc. ("FBBI"), a Mississippi-based insurance broker providing commercial property and casualty insurance, surety and employee benefits services to businesses and individuals.
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
The Consulting segment completed 7 acquisitions in 2024:
•February – Marsh Management Consulting acquired SeaTec Consulting Inc., a Georgia-based firm that provides consulting, engineering, and digital expertise across the aviation, aerospace and defense, and transportation industries.
•March – Mercer acquired Vanguard's Institutional Advisory Services business unit ("Vanguard"), a Pennsylvania-based outsourced chief investment officer ("OCIO") business, that provides investment management services for not-for-profit organizations and other institutional investors in the U.S.; Mercer also acquired The Talent Enterprise, a United Arab Emirates-based psychometric and talent assessment technology company, that provides talent assessment tools and talent capability development solutions. Marsh Management Consulting acquired Innopay NL B.V., a Netherlands-based consultancy firm that delivers strategy, scheme development, and execution in the domain of digital payments, open finance, digital identity and data sharing.
•July – Marsh Management Consulting acquired Veritas Total Solutions, a Texas-based commodity trading advisory firm with expertise in risk, systems, analytics and artificial intelligence.
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
In 2024, the Company also paid $39 million of deferred purchase consideration and $166 million of contingent purchase consideration related to acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
Prior year dispositions
On December 31, 2024, the Company sold Marsh Management Consulting's Celent advisory business for approximately $24 million and recorded a gain of $20 million, which is included in revenue in the consolidated statements of income.
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

Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company in 2025, 2024 and 2023. In accordance with accounting guidance related to pro-forma disclosures, the information presented for the current year acquisitions is as if they occurred on January 1, 2024 and reflects acquisitions made in 2024 as if they occurred on January 1, 2023. The 2023 information includes 2023 acquisitions as if they occurred on January 1, 2022.
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

For the Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
Revenue	$27,131	$26,159	$24,723
Net income attributable to the Company	$4,184	$4,123	$3,684
Basic net income per share attributable to the Company	$8.53	$8.38	$7.46
Diluted net income per share attributable to the Company	$8.48	$8.31	$7.39
6.    Goodwill and Other Intangibles
The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. The Company performs the annual impairment assessment for each of its reporting units during the third quarter of each year. The reporting unit level is defined at the same level as the Company's operating segments. A company can assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, a company may elect to proceed directly to the quantitative goodwill impairment test. In the third quarter of 2025, the Company completed a qualitative impairment assessment, updated for significant considerations at year-end, and concluded that goodwill was not impaired. As part of its assessment, the Company considered numerous factors, including:
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite lived identified intangible assets at December 31, 2025 and 2024.

Changes in the carrying amount of goodwill are as follows:

(In millions)	2025	2024
Balance at January 1,	$23,306	$17,231
Goodwill acquired (a)	562	6,407
Other adjustments (b)	469	(332)
Balance at December 31,	$24,337	$23,306
(a)Includes $5.2 billion from the acquisition of McGriff in 2024.
(b)Primarily reflects the impact of foreign exchange.
The goodwill from acquisitions in 2025 and 2024 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained assembled workforce acquired.
The goodwill acquired in 2025 included approximately $264 million and $29 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes. The goodwill acquired in 2024 included approximately $1.8 billion and $88 million in the Risk and Insurance Services and Consulting segments, respectively, which is deductible for tax purposes.
Goodwill allocable to the Company’s reportable segments at December 31, 2025, is $19.5 billion for Risk and Insurance Services and $4.8 billion for Consulting.
The gross cost and accumulated amortization of other intangible assets at December 31, 2025 and 2024 are as follows:

(In millions)	2025			2024
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships (a)	$7,091	$2,422	$4,669	$6,650	$1,961	$4,689
Other (a) (b)	476	399	77	476	345	131
Other intangible assets	$7,567	$2,821	$4,746	$7,126	$2,306	$4,820
(a)Customer relationships and Other include $2.1 billion and $60 million, respectively from the acquisition of McGriff in 2024.
(b)Primarily non-compete agreements, trade names and developed technology.
Aggregate amortization expense was $549 million, $377 million, and $343 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The estimated future aggregate amortization expense is as follows:

For the Years Ended December 31,
(In millions)	Estimated Expense
2026	$544
2027	520
2028	479
2029	436
2030	433
Subsequent years	2,334
Total future amortization	$4,746

7.    Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

For the Years Ended December 31,
(In millions)	2025	2024	2023
Income before income taxes:
U.S.	$1,986	$1,894	$1,823
Foreign	3,553	3,586	3,203
	$5,539	$5,480	$5,026

The expense (benefit) for income taxes is comprised of:
Current –
U.S. federal	$203	$247	$273
U.S. state and local	131	123	142
Foreign	848	836	838
	1,182	1,206	1,253
Deferred –
U.S. federal	73	53	29
U.S. state and local	16	20	15
Foreign	34	84	(73)
	123	157	(29)
Total income taxes	$1,305	$1,363	$1,224
The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

December 31,
(In millions)	2025	2024
Deferred tax assets:
Accrued expenses not currently deductible	$745	$713
Differences related to non-U.S. operations (a)	286	282
Accrued U.S. retirement benefits	131	149
Net operating losses (b)	346	312
Income currently recognized for tax	39	40
Other	49	40
	$1,596	$1,536

Deferred tax liabilities:
Differences related to non-U.S. operations	$590	$588
Depreciation and amortization	699	616
Accrued retirement & post-retirement benefits – non-U.S. operations	440	374
Capitalized expenses currently recognized for tax	144	133
Other	48	42
	$1,921	$1,753
(a)Net of valuation allowances of $96 million in 2025 and $75 million in 2024.
(b)Net of valuation allowances of $62 million in 2025 and $69 million in 2024.

December 31,
(In millions)	2025	2024
Balance sheet classifications:
Deferred tax assets	$212	$237
Other liabilities	$537	$454
Additional U.S. state and withholding taxes would apply to the cumulative undistributed earnings that are indefinitely reinvested in non-U.S. subsidiaries, if such earnings were repatriated. The amount of these additional taxes is estimated to be approximately $100 million.
Future U.S. federal tax costs related to basis differences in non-U.S. subsidiaries are realized through the U.S. Net Controlled Foreign Corporation Tested Income ("NCTI") minimum tax regime, formerly known as Global Intangible Low-Taxed Income ("GILTI"). The Company elected to recognize NCTI tax costs as a period cost and has not provided deferred tax liabilities on these basis differences.
A reconciliation from the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

For the Years Ended December 31,	2025
	Amount	Percentage
U.S. federal statutory rate	$1,163	21.0%
U.S. state and local income taxes – net of U.S. Federal income tax benefit (a)	116	2.1
Change in valuation allowance	19	0.4
Tax credits	(20)	(0.4)
Nontaxable and nondeductible items, net	(8)	(0.1)
Cross-border taxes
Tax on flow through entities	(138)	(2.5)
Other	24	0.4
Other U.S. adjustments	(24)	(0.4)
Foreign tax effects
United Kingdom	41	0.7
Other foreign	129	2.3
Worldwide changes in prior year unrecognized tax benefits	3	0.1
Effective tax rate	$1,305	23.6%
(a)State taxes in New York State, California, New York City, Illinois, New Jersey, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

For the Years Ended December 31,	2024	2023
U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes – net of U.S. Federal income tax benefit	2.1	2.6
Differences related to non-U.S. operations	2.5	2.2
Change in valuation allowance	—	(1.4)
Equity compensation	(0.7)	(0.7)
Uncertain tax positions	(0.3)	(0.1)
Other	0.3	0.7
Effective tax rate	24.9%	24.3%
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

A valuation allowance was recorded to adjust deferred tax assets to the amount that the Company believes is more likely than not to be realized. Valuation allowances had a net increase of $16 million in 2025, a net increase of $24 million in 2024, and a net decrease of $110 million in 2023. Adjustments of the beginning of the year balances of valuation allowances increased tax expense by $1 million in 2025. Adjustments of the beginning of the year balances of valuation allowances had no impact to the income tax expense in 2024, and decreased income tax expense by $94 million in 2023. Approximately 8% of the Company’s net operating loss carryforwards expire from 2026 through 2038, and the remaining 92% are unlimited. The gross deferred tax assets of the potential tax benefit from net operating loss carryforwards at the end of 2025 is primarily comprised of non-U.S. tax benefits of $410 million.
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate.
On July 4, 2025, U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current or future years.
The Organization for Economic Cooperation and Development ("OECD") provided model rules for a 15% global minimum tax, known as Pillar Two. Pillar Two has now been enacted by most key non-U.S. jurisdictions where the Company operates, including the U.K. and Ireland. Parts of the minimum tax rules were applicable for 2024, with the remaining provisions becoming fully effective for 2025. This minimum tax is treated as a period cost and does not have a material impact on the Company's financial results of operations for the current period.
While the U.S. has negotiated a "side-by-side" arrangement for the existing U.S. minimum taxes with the intent to exempt U.S. multinational companies from certain of the Pillar Two provisions, uncertainty remains related to the implementation of this arrangement. The Company continues to monitor legislative developments, as well as additional guidance from countries that have enacted Pillar Two legislation, and will ensure it complies with any changes.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Balance at January 1,	$112	$124	$97
Additions, based on tax positions related to current year	5	5	6
Additions for tax positions of prior years	3	8	44
Reductions for tax positions of prior years	(1)	—	(8)
Settlements	(1)	(10)	(8)
Lapses in statutes of limitations	(9)	(15)	(7)
Balance at December 31,	$109	$112	$124
Of the total unrecognized tax benefits at December 31, 2025, 2024 and 2023, $108 million, $111 million and $122 million, respectively, represent the amount that, if recognized, would favorably affect the effective tax rate in any future periods. The total gross amount of accrued interest and penalties, before any applicable federal benefit, was $48 million at December 31, 2025, $45 million at December 31, 2024, and $48 million at December 31, 2023.
The Company is routinely examined by the jurisdictions in which it has significant operations. In the U.S. federal jurisdiction, the Company participates in the Internal Revenue Service’s ("IRS") Compliance Assurance Process ("CAP"), which is structured to be, in effect, a real-time audit. The IRS CAP Audit for tax year 2025 and CAP Maintenance Audits for tax years 2024 and 2023 are ongoing. In 2024, the IRS concluded its examination of the Company’s 2022 tax return.
New York is a significant tax jurisdiction for the Company. New York State and New York City have continuing examinations underway in 2025 for various entities covering the years 2015 through 2021. In 2023, the New York State audits for 2013-2014 and the New York City audits for 2010-2014 were finalized.

We conduct business through multiple legal entities in significant jurisdictions outside the U.S. Separate audits for individual entities within a jurisdiction may open or close within a particular year.
The status of audits for significant jurisdictions outside the U.S. are summarized in the table below:

Tax Audit (Years)
Jurisdiction:	Initiated in 2025	Ongoing	Concluded in 2025
United Kingdom	2023	2016 - 2022
Canada	2024	2021
Australia	2021 - 2023	2019 - 2020
Germany		2017 - 2020
France		2022 - 2023	2021
Italy	2020	2015 - 2017	2018
Singapore	2023	2019 - 2022	2018
Japan	2024		2021 - 2024
Mexico	2020
India		2007 - 2022
In 2024, the Company received closure notices and assessments from the U.K. tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments and is prepared to resolve this matter through litigation or alternative dispute resolution, which may take several years.
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
Combined U.S. and Non-U.S. Plans
The weighted average actuarial assumptions utilized for the U.S. and significant non-U.S. defined benefit plans and post-retirement benefit plans are as follows:

	Pension Benefits		Post-retirement Benefits
	2025	2024	2025	2024
Weighted average assumptions:
Discount rate (for expense)	5.36%	4.95%	5.07%	5.26%
Expected return on plan assets	5.43%	5.44%	—	—
Rate of compensation increase (for expense) *	3.22%	3.16%	—	—
Discount rate (for benefit obligation)	5.39%	5.36%	5.18%	5.07%
Rate of compensation increase (for benefit obligation) *	3.12%	3.22%	—	—
(*)There are no rate of compensation increase assumptions included for the primary U.S. defined benefit plans since all future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans is 50% equities and equity alternatives and 50% fixed income. At December 31, 2025, the actual allocation for the U.S. plans was 50% equities and equity alternatives and 50% fixed income. The target asset allocation for the U.K. plans, which comprise approximately 78% of non-U.S. plan assets, is 7% equities and equity alternatives and 93% fixed income. At December 31, 2025, the actual allocation for the U.K. plans was 8% equities and equity alternatives and 92% fixed income.

The assets of the Company's defined benefit plans are diversified and are managed in accordance with applicable laws and with the goal of maximizing the plans' asset returns within acceptable risk parameters. Asset allocation is frequently monitored to ensure the actual portfolio remains consistent with target asset allocation ranges. This includes the use of threshold-based portfolio re-balancing where appropriate.
In the third quarter of 2025, the Trustee of the MMC U.K. Pension Fund (the "Fund") invested in a $2.5 billion (£1.9 billion) insurance policy that will reimburse the Fund for all future benefit payments to the retirees and beneficiaries in one of the sections of the Fund (a "buy-in"). Fund assets were used for the buy-in and it is accounted for at fair value as an investment. The transaction had no impact on the 2025 net benefit credit.
The net benefit (credit) or cost of the Company's defined benefit and other post-retirement plans is measured on an actuarial basis using various methods and assumptions.
The components of the net benefit (credit) or cost for the years 2025, 2024 and 2023 are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2025	2024	2023	2025	2024	2023
Service cost	$28	$23	$23	$—	$—	$—
Interest cost	592	579	599	3	3	3
Expected return on plan assets	(842)	(876)	(860)	—	—	—
Amortization of prior service	1	1	—	—	(2)	(2)
Recognized actuarial loss (gain)	42	31	22	(1)	(6)	(3)
Net periodic benefit (credit) cost	(179)	(242)	(216)	2	(5)	(2)
Settlement loss	11	2	2	—	—	—
Net benefit (credit) cost	$(168)	$(240)	$(214)	$2	$(5)	$(2)
The following table provides the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2025	2024	2023	2025	2024	2023
Compensation and benefits expense	$28	$23	$23	$—	$—	$—
Other net benefit (credit) cost	(196)	(263)	(237)	2	(5)	(2)
Net benefit (credit) cost	$(168)	$(240)	$(214)	$2	$(5)	$(2)
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
The major categories of plan assets include equity securities, equity alternative investments, and fixed income securities. For the U.S. plans, the Company uses threshold-based portfolio re-balancing to ensure the actual portfolio remains consistent with target asset allocation ranges. The category ranges for both equities and equity alternatives, and for fixed income securities are 46%-54%. For the U.K. plans, asset allocation is frequently monitored and re-balancing actions are taken as appropriate.

Plan investments are exposed to stock market, interest rate, and credit risk. Concentrations of these risks are generally limited due to diversification by investment style within each asset class, diversification by investment manager, diversification by industry sectors and issuers, and the dispersion of investments across many geographic areas.
U.S. Plans
The following tables provide information concerning the Company’s U.S. defined benefit pension and post-retirement benefit plans:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$4,594	$4,690	$17	$20
Service cost	1	—	—	—
Interest cost	253	250	1	1
Employee contributions	—	—	3	3
Plan combinations (a)	(17)	62	—	—
Actuarial loss (gain)	63	(107)	3	2
Effect of settlement	(4)	—	—	—
Benefits paid	(309)	(301)	(8)	(9)
Benefit obligation, December 31	$4,581	$4,594	$16	$17
Change in plan assets:
Fair value of plan assets at beginning of year	$4,062	$4,234	$2	$2
Actual return on plan assets	323	95	—	—
Employer contributions	38	34	5	5
Employee contributions	—	—	3	4
Effect of settlement	(4)	—	—	—
Benefits paid	(309)	(301)	(8)	(9)
Fair value of plan assets, December 31	$4,110	$4,062	$2	$2
Net funded status, December 31	$(471)	$(532)	$(14)	$(15)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(34)	$(37)	$—	$(1)
Non-current liabilities	(437)	(495)	(14)	(14)
Net liability recognized, December 31	$(471)	$(532)	$(14)	$(15)
Amounts recognized in other comprehensive income (loss):
Prior service (cost)	$(1)	$(1)	$—	$—
Net actuarial (loss) gain	(1,436)	(1,427)	(1)	2
Total recognized accumulated other comprehensive (loss) income, December 31	$(1,437)	$(1,428)	$(1)	$2
Cumulative employer contributions in excess of (less than) net benefit (credit) cost	966	896	(13)	(17)
Net amount recognized in consolidated balance sheets	$(471)	$(532)	$(14)	$(15)
Accumulated benefit obligation, December 31	$4,576	$4,577	$—	$—
(a)Includes plans from the acquisition of McGriff in 2024.

	U.S. Pension Benefits		U.S. Post-retirement Benefits
(In millions)	2025	2024	2025	2024
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive income (loss):
Beginning balance	$(1,427)	$(1,347)	$2	$4
Recognized as component of net benefit cost (credit)	24	21	—	—
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	(63)	107	(3)	(2)
Asset experience	30	(208)	—	—
Total gain recognized as change in plan assets and benefit obligations	(33)	(101)	(3)	(2)
Net actuarial (loss) gain, December 31	$(1,436)	$(1,427)	$(1)	$2

For the Years Ended December 31,	U.S. Pension Benefits			U.S. Post-retirement Benefits
(In millions)	2025	2024	2023	2025	2024	2023
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$(6)	$48	$(105)	$4	$2	$3
The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the U.S. defined benefit and other U.S. post-retirement plans are as follows:

	U.S. Pension Benefits		U.S. Post-retirement Benefits
	2025	2024	2025	2024
Weighted average assumptions:
Discount rate (for expense)	5.76%	5.52%	5.52%	5.34%
Expected return on plan assets	6.49%	6.49%	—	—
Discount rate (for benefit obligation)	5.61%	5.76%	5.10%	5.52%
The accumulated benefit obligation and aggregate fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $4.6 billion and $4.1 billion, respectively, at both December 31, 2025 and December 31, 2024.
The projected benefit obligation and fair value of plan assets for U.S. pension plans with projected benefit obligations in excess of plan assets was $4.6 billion and $4.1 billion, respectively, at both December 31, 2025 and December 31, 2024.
At December 31, 2025, the U.S. qualified plan held one million shares of the Company’s common stock which were contributed to the qualified plan by the Company in 2005. This represented approximately 4.5% of that plan's assets at December 31, 2025.

The components of the net benefit (credit) cost for the U.S. defined benefit and other post-retirement benefit plans are as follows:

U.S. Plans only	Pension Benefits			Post-retirement Benefits
For the Years Ended December 31,
(In millions)	2025	2024	2023	2025	2024	2023
Service cost	$1	$—	$—	$—	$—	$—
Interest cost	253	$250	260	1	1	1
Expected return on plan assets	(293)	(303)	(311)	—	—	—
Recognized actuarial loss (gain)	24	21	19	—	(1)	(2)
Net periodic benefit (credit) cost	(15)	(32)	(32)	1	—	(1)
Settlement loss	1	—	—	—	—	—
Net benefit (credit) cost	$(14)	$(32)	$(32)	$1	$—	$(1)
The assumed health care cost trend rate for Medicare eligibles and non-Medicare eligibles was approximately 8.6% in 2025, gradually declining to 4.0% in 2049. Assumed health care cost trend rates have a small effect on the amounts reported for the U.S. health care plans because the Company caps its share of health care trend at 5.0%.
Estimated Future Contributions
The Company expects to contribute approximately $34 million to its non-qualified U.S. plans in 2026. The Company’s policy for funding its tax-qualified defined benefit retirement plans is to contribute amounts at least sufficient to meet the funding requirements set forth in the U.S. and applicable foreign law. The Company made required contributions of $2 million to its U.S. qualified plans in 2025. In 2026, the Company is expected to be required to make contributions totaling $33 million to its U.S. qualified plans.

Non-U.S. Plans
The following tables provide information concerning the Company’s non-U.S. defined benefit pension and post-retirement benefit plans:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$6,834	$7,521	$46	$40
Service cost	27	23	—	—
Interest cost	339	329	2	2
Employee contributions	3	3	—	—
Plan combination	3	—	—	—
Actuarial (gain) loss	(244)	(423)	(1)	9
Plan amendments	—	(2)	—	—
Effect of settlement	(28)	(16)	—	—
Benefits paid	(372)	(365)	(3)	(3)
Foreign currency changes	539	(236)	3	(2)
Benefit obligation, December 31	$7,101	$6,834	$47	$46
Change in plan assets:
Fair value of plan assets at beginning of year	$8,495	$9,308	$—	$—
Plan combination	4	—	—	—
Actual return on plan assets	180	(259)	—	—
Effect of settlement	(28)	(16)	—	—
Employer contributions	44	59	3	3
Employee contributions	3	3	—	—
Benefits paid	(372)	(365)	(3)	(3)
Foreign currency changes	657	(235)	—	—
Fair value of plan assets, December 31	$8,983	$8,495	$—	$—
Net funded status, December 31	$1,882	$1,661	$(47)	$(46)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$2,140	$1,913	$—	$—
Current liabilities	(10)	(8)	(2)	(3)
Non-current liabilities	(248)	(244)	(45)	(43)
Net asset (liability) recognized, December 31	$1,882	$1,661	$(47)	$(46)
Amounts recognized in other comprehensive loss:
Prior service (cost) credit	$(14)	$(14)	$—	$1
Net actuarial (loss) gain	(3,897)	(3,519)	3	3
Total recognized accumulated other comprehensive (loss) income, December 31	$(3,911)	$(3,533)	$3	$4
Cumulative employer contributions in excess of (less than) net benefit (credit) cost	5,793	5,194	(50)	(50)
Net asset (liability) recognized in consolidated balance sheets, December 31	$1,882	$1,661	$(47)	$(46)
Accumulated benefit obligation, December 31	$6,995	$6,725	$—	$—

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2025	2024	2025	2024
Reconciliation of prior service (cost) credit recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(14)	$(17)	$1	$3
Recognized as component of net benefit (credit) cost:
Amortization of prior service credit (cost)	1	1	(1)	(2)
Total recognized as component of net benefit cost (credit)	1	1	(1)	(2)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Plan amendments	—	2	—	—
Exchange rate adjustments	(1)	—	—	—
Prior service (cost) credit, December 31	$(14)	$(14)	$—	$1

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
(In millions)	2025	2024	2025	2024
Reconciliation of net actuarial (loss) gain recognized in accumulated other comprehensive (loss) income:
Beginning balance	$(3,519)	$(3,219)	$3	$17
Recognized as component of net benefit cost (credit):
Amortization of net gain (loss)	18	10	(1)	(5)
Effect of settlement	10	2	—	—
Total recognized as component of net benefit cost (credit)	28	12	(1)	(5)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Liability experience	244	423	1	(9)
Asset experience	(373)	(831)	—	—
Total amount recognized as change in plan assets and benefit obligations	(129)	(408)	1	(9)
Exchange rate adjustments	(277)	96	—	—
Net actuarial (loss) gain, December 31	$(3,897)	$(3,519)	$3	$3

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2025	2024	2023	2025	2024	2023
Total recognized in net benefit (credit) cost and other comprehensive (income) loss	$224	$89	$429	$2	$11	$(9)

The weighted average actuarial assumptions utilized in determining expense during the year and benefit obligation at the end of the year for the non-U.S. defined benefit plans are as follows:

	Non-U.S. Pension Benefits		Non-U.S. Post-retirement Benefits
	2025	2024	2025	2024
Weighted average assumptions:
Discount rate (for expense)	5.09%	4.59%	4.90%	5.22%
Expected return on plan assets	4.92%	4.96%	—	—
Rate of compensation increase (for expense)	3.22%	3.16%	—	—
Discount rate (for benefit obligation)	5.25%	5.09%	5.20%	4.90%
Rate of compensation increase (for benefit obligation)	3.12%	3.22%	—	—
The accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $436 million and $222 million, respectively, at December 31, 2025 and $462 million and $248 million, respectively, at December 31, 2024.
The projected benefit obligation and fair value of plan assets for non-U.S. pension plans with projected benefit obligations in excess of plan assets was $532 million and $275 million, respectively, at December 31, 2025 and $564 million and $312 million, respectively, at December 31, 2024.
Components of Net Benefit (Credit) or Cost
The components of the net benefit (credit) or cost for the non-U.S. defined benefit and other post-retirement benefit plans and the curtailment, settlement and termination expenses are as follows:

For the Years Ended December 31,	Non-U.S. Pension Benefits			Non-U.S. Post-retirement Benefits
(In millions)	2025	2024	2023	2025	2024	2023
Service cost	$27	$23	$23	$—	$—	$—
Interest cost	339	329	339	2	2	2
Expected return on plan assets	(549)	(573)	(549)	—	—	—
Amortization of prior service credit	1	1	—	—	(2)	(2)
Recognized actuarial loss	18	10	3	(1)	(5)	(1)
Net periodic benefit (credit) cost	(164)	(210)	(184)	1	(5)	(1)
Settlement loss	10	2	2	—	—	—
Net benefit (credit) cost	$(154)	$(208)	$(182)	$1	$(5)	$(1)
The assumed health care cost trend rate was approximately 5.43% in 2025, gradually declining to 5.11% in 2040. Assumed health care cost trend rates can have a significant effect on the amounts reported for the non-U.S. health care plans.
Estimated Future Contributions
The Company expects to contribute approximately $39 million to its non-U.S. pension plans in 2026. Funding requirements for non-U.S. plans vary by country. Contribution rates are generally based on local funding practices and requirements, which may differ significantly from measurements in accordance with U.S. GAAP. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. Discretionary contributions may also be affected by alternative uses of the Company’s cash flows, including dividends, investments and share repurchases.
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

The MMC U.K. Pension Fund has four segregated defined benefit sections, all in a surplus funding position at December 31, 2024. Based on that funding position, an agreement was reached with the trustee in the fourth quarter of 2025 that no deficit funding will be required to any of the defined benefit sections until 2029 at the earliest, following the completion in 2028 of the December 31, 2027 valuation. The Company’s prior agreement to support certain annual deficit contributions that may have been required by U.K. operating companies under certain circumstances, expiring on December 31, 2025, was not renewed in January 2026 due to the improved surplus funding position.
Estimated Future Benefit Payments
The estimated future benefit payments for the Company's pension and post-retirement benefit plans are as follows:

For the Years Ended December 31,	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
2026	$331	$411	$3	$3
2027	$341	$406	$2	$3
2028	$350	$419	$2	$3
2029	$352	$437	$2	$3
2030	$353	$448	$2	$3
2031-2035	$1,732	$2,396	$6	$17
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
In 2025, the Company refined the presentation of Other Investments in the fair value tables below to reclassify certain items to Insurance group annuity contracts and Net derivative liabilities. The prior year presentation was conformed to the current presentation with no impact on the total of net investments.

The following table sets forth, by level within the fair value hierarchy, a summary of the U.S. and non-U.S. plans' investments measured at fair value on a recurring basis at December 31, 2025 and 2024:

	Fair Value Measurements at December 31, 2025
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$—	$—	$—	$3,330	$3,330
Corporate obligations	—	1,458	—	—	1,458
Corporate stocks	86	53	1	—	140
Private equity/partnerships	—	—	—	1,222	1,222
Government securities	16	3,018	—	—	3,034
Real estate	—	—	—	57	57
Short-term investment funds	774	—	—	—	774
Company common stock	186	—	—	—	186
Insurance group annuity contracts	—	—	2,722	—	2,722
Other investments	33	56	253	—	342
Total investments	1,095	4,585	2,976	4,609	13,265
Net derivative liabilities	—	(78)	(115)	—	(193)
Net investments	$1,095	$4,507	$2,861	$4,609	$13,072

	Fair Value Measurements at December 31, 2024
Assets (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Common/collective trusts	$2	$—	$—	$3,226	$3,228
Corporate obligations	—	2,675	—	—	2,675
Corporate stocks	339	35	1	—	375
Private equity/partnerships	—	—	—	1,295	1,295
Government securities	20	4,559	—	—	4,579
Real estate	—	—	—	57	57
Short-term investment funds	292	—	—	—	292
Company common stock	212	—	—	—	212
Insurance group annuity contracts	—	—	164	—	164
Other investments	9	13	249	—	271
Total investments	874	7,282	414	4,578	13,148
Net derivative liabilities	—	(449)	(124)	—	(573)
Net investments	$874	$6,833	$290	$4,578	$12,575
The above tables do not include receivables or payables related to securities at December 31, 2025 and 2024.

The tables below set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2025 and December 31, 2024:

Assets (In millions)	Fair Value, January 1, 2025	Purchases	Sales	Settlements	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2025
Corporate stocks	$1	$—	$—	$—	$—	$—	$—	$—	$1
Insurance group annuity contracts	164	2,468	—	(75)	92	—	73	—	2,722
Other investments	249	14	(20)	—	(20)	—	30	—	253
Total investments	414	2,482	(20)	(75)	72	—	103	—	2,976
Net derivative liabilities	(124)	—	78	—	(60)	—	(9)	—	(115)
Net investments	$290	$2,482	$58	$(75)	$12	$—	$94	$—	$2,861

Assets (In millions)	Fair Value, January 1, 2024	Purchases	Sales	Settlements	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Exchange Rate Impact	Transfers in/(out) and Other	Fair Value, December 31, 2024
Corporate stocks	$1	$—	$—	$—	$—	$—	$—	$—	$1
Insurance group annuity contracts	185	—	—	(13)	(18)	—	10	—	164
Other investments	251	17	(18)	—	16	—	(17)	—	249
Total investments	437	17	(18)	(13)	(2)	—	(7)	—	414
Net derivative liabilities	(134)	—	—	—	8	—	2	—	(124)
Net investments	$303	$17	$(18)	$(13)	$6	$—	$(5)	$—	$290
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
Insurance group annuity contracts: The fair value for these investments has been calculated based on the price paid for the annuity contracts, updated to reflect changes in market conditions and annuity payments received. The calculation discounts the insured projected cash flows using a risk-free discount rate adjusted for estimated insurer pricing.
Net derivative liabilities: Includes interest rate swaps, inflation swaps, longevity swaps, total return swaps, repurchase agreements and equity-based derivatives, primarily related to the U.K. plans. These derivatives are structured to hedge interest rate, inflation, longevity and equity exposure in the U.K. plans. Fair values for interest rate, inflation and equity-based derivatives are calculated using a discounted cash flow pricing model. These models use observable market data such as contractual fixed rate, spot equity price or index value and dividend data. The fair value for the longevity swap is determined by discounting expected future cash flows using market-consistent rates and probabilities to estimate the replacement policy value.
Short-term investment funds: Primarily high-grade money market instruments valued at a readily determinable price.
Other investments: Primarily insured retirement plan assets valued using significant unobservable inputs.
Defined Contribution Plans
The Company maintains certain defined contribution plans for its employees, including the Marsh & McLennan Companies 401(k) Savings & Investment Plan ("MMC 401(k) Plan") and the Marsh & McLennan Agency Savings and Investment Plan (collectively, the "401(k) Plans"), that are qualified under U.S. tax laws. For the 401(k) Plans, eligible employees may contribute a percentage of their base salary, subject to certain limitations, and the Company matches a fixed portion of the employees’ contributions. In addition, the Company also amended the MMC 401(k) Plan for most of its U.S. employees to add an automatic Company contribution equal to 4% of eligible base pay beginning on January 1, 2017. The 401(k) Plans contain an Employee Stock Ownership Plan feature under U.S. tax law. Approximately $580 million of the 401(k) Plans' assets at December 31, 2025 and $737 million at December 31, 2024 were invested in the Company’s common stock. If a participant does not choose an investment direction for their future contributions, they are automatically invested in a BlackRock LifePath Portfolio that most closely matches the participant’s expected retirement year. The cost of these defined contribution plans was $208 million in 2025, $188 million in 2024 and $173 million in 2023.
In addition, the Company has significant defined contribution plans in the U.K. Effective August 1, 2014, a newly formed defined contribution plan replaced the existing defined contribution and defined benefit plans with regard to future service. In addition, the Company assumed responsibility for the defined contribution section of the JLT U.K. plan. Members of the JLT U.K. plan defined contribution section transferred to the MMC U.K. Pension Fund defined contribution section in 2021. The cost of the U.K. defined contribution plan was $183 million, $170 million and $158 million in 2025, 2024 and 2023, respectively.
9.    Stock Benefit Plans
The Company maintains multiple stock-based payment arrangements under which employees may be awarded restricted stock units, stock options and other forms of stock-based benefits.
Marsh & McLennan Companies, Inc. Incentive and Stock Award Plans
On May 15, 2025, the Amended and Restated 2020 Incentive and Stock Award Plan (the "2020 Plan") was approved by the Company's stockholders and replaced the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan.
The types of awards permitted under the 2020 Plan include stock options, restricted stock units payable in Company common stock or cash, and other stock-based awards. Performance-based restricted stock units are referred to as performance stock units. The 2020 Plan contains a provision which, in the event of a change in control of the Company, may accelerate the vesting of awards. This provision requires both a change in control of the Company and a subsequent specified termination of employment for vesting to be accelerated. There are 29 million shares approved for issuance under the 2020 Plan.
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
Stock Options: The Company currently grants non-qualified stock options under the 2020 Plan. The Compensation Committee determines when the options vest and may be exercised and under what terms the options are forfeited. Options are generally granted with an exercise price equal to the market value of the Company's common stock on the date of grant, as defined in the plan under which the options are granted. Option awards generally vest 25% per year and have a contractual term of 10 years.
The estimated fair value of options granted is calculated using the Black-Scholes option pricing valuation model. This model considers several factors and assumptions. The dividend yield assumption is based on anticipated dividends over the expected life of the stock options.
The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company in 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Risk-free interest rate	4.36%	4.31%	4.11%
Expected life (in years)	5.8	5.8	5.8
Expected volatility	20.87%	20.96%	22.59%
Expected dividend yield	1.42%	1.42%	1.44%
A summary of the status of the Company’s stock option awards at December 31, 2025 and changes during the year then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2025	5,610,653	$126.64
Granted	611,699	$230.29
Exercised	(1,511,663)	$97.20
Forfeited	(47,437)	$185.49
Balance at December 31, 2025	4,663,252	$149.18	5.3 years	$208,615
Options vested or expected to vest at December 31, 2025	4,625,651	$148.83	5.3 years	$208,211
Options exercisable at December 31, 2025	3,079,037	$124.10	4.0 years	$194,027
In the above table, forfeited options are unvested options whose requisite service period has not been met. Expired options are vested options that were not exercised. The weighted-average grant-date fair value of the Company's option awards granted in 2025, 2024 and 2023 was $57.32, $49.80 and $41.92, respectively. The total intrinsic value of options exercised during the same periods was $197 million, $190 million and $164 million, respectively.
At December 31, 2025, there was $32.9 million of unrecognized compensation cost related to the Company's option awards. The weighted-average period over which that cost is expected to be recognized is approximately 1.24 years. Cash received from the exercise of stock options in 2025, 2024 and 2023 was $147 million, $137 million and $116 million, respectively.
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
The assumptions used in the Monte Carlo simulation model for PSU awards granted with the TSR modifier by the Company in 2025 include:

2025
Risk-Free Interest Rate	4.28%
Volatility	18.87%
Initial TSR	6.72%
A summary of the status of the Company's RSU and PSU awards at December 31, 2025 and changes during the period then ended are presented below:

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2025	3,456,722	$179.66	513,273	$178.19
Granted	1,558,267	$229.89	152,312	$253.23
Vested	(1,736,000)	$171.32	(191,864)	$151.15
Forfeited	(199,375)	$202.02	(8,140)	$210.76
Non-vested balance at December 31, 2025	3,079,614	$208.33	465,581	$213.32
The weighted-average grant-date fair value of the Company's RSU awards granted in 2024 and 2023 was $201.01 and $165.05, respectively. The weighted-average grant-date fair value of the Company's PSU awards granted in 2024 and 2023 was $220.05 and $170.80, respectively. The total fair value of the shares distributed in 2025, 2024 and 2023 in connection with the Company's non-option equity awards was $492 million, $483 million and $398 million, respectively.
The payout of shares in 2025 with respect to the PSU awards granted in 2022 was 200% of target based on performance for the three-year performance period. In aggregate, 383,597 shares became distributable in respect to PSUs vested in 2025.
At December 31, 2025, there was $359.6 million of unrecognized compensation cost related to the Company's RSU and PSU awards. The weighted-average period over which that cost is expected to be recognized is approximately one year.

Marsh & McLennan Companies Stock Purchase Plans
In May 1999, the Company's stockholders approved an employee stock purchase plan (the "1999 Plan") to replace the 1994 Employee Stock Purchase Plan (the "1994 Plan"), which terminated on September 30, 1999, following its fifth annual offering. In accordance with the current terms of the 1999 Plan, shares are purchased 4 times during the plan year at a price that is 95% of the average market price on each quarterly purchase date. In accordance with the 1999 Plan, after including the available remaining unused shares in the 1994 Plan and reducing the shares available by 10,000,000 consistent with the Company's Board of Directors' action in March 2007 and the addition of 4,750,000 shares due to a shareholder action in May 2018, no more than 40,350,000 shares of the Company's common stock may be sold. Employees purchased 314,743 shares in 2025 and at December 31, 2025, a total of 3,232,472 shares were available for issuance for the 1999 Plan.
In accordance with the 1995 Company Stock Purchase Plan for International Employees (the "International Plan"), after reflecting the additional 5,000,000 shares of common stock for issuance approved by the Company's Board of Directors in July 2002, the addition of 4,000,000 shares due to a shareholder action in May 2007 and reducing the shares available by 1,000,000 consistent with the Company's Board of Directors' action in March 2018, no more than 11,000,000 shares of the Company's common stock may be sold. Employees purchased 136,957 shares in 2025 and there were 546,820 shares available for issuance at December 31, 2025 for the International Plan. The plans are considered non-compensatory.
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024:

(In millions)	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	12/31/25	12/31/24	12/31/25	12/31/24	12/31/25	12/31/24	12/31/25	12/31/24
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$12	$7	$—	$—	$—	$—	$12	$7
Mutual funds (a)	202	194	—	—	—	—	202	194
Unit investment trust (a)	—	—	—	83	—	—	—	83
Money market funds (b)	633	353	—	—	—	—	633	353
Total assets measured at fair value	$847	$554	$—	$83	$—	$—	$847	$637
Fiduciary Assets:
Money market funds	$322	$76	$—	$—	$—	$—	$322	$76
Total fiduciary assets measured at fair value	$322	$76	$—	$—	$—	$—	$322	$76
Liabilities:
Contingent purchase consideration liabilities (c)	$—	$—	$—	$—	$268	$161	$268	$161
Total liabilities measured at fair value	$—	$—	$—	$—	$268	$161	$268	$161
(a)Included in other assets in the consolidated balance sheets.
(b)Included in cash and cash equivalents in the consolidated balance sheets.
(c)Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
In 2025 and 2024, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2025 and December 31, 2024.

(In millions)	2025	2024
Balance at January 1,	$161	$252
Net additions	80	64
Payments	(41)	(166)
Revaluation impact	62	15
Other	6	(4)
Balance at December 31,	$268	$161

Long-Term Investments
The Company has investments in certain private equity funds as well as in public and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $301 million and $257 million at December 31, 2025 and 2024, respectively.
Private Equity Investments
The Company's investments in private equity funds were $220 million and $182 million at December 31, 2025 and 2024, respectively. The carrying values of these private equity investments approximates fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income from these investments of $30 million, $4 million and $7 million in 2025, 2024 and 2023, respectively.
At December 31, 2025, the Company has commitments of potential future investments of approximately $101 million in private equity funds that invest primarily in financial services companies.
Investments in Public and Private Companies
The Company has investments in private insurance brokerage and consulting companies with a carrying value of $81 million and $75 million at December 31, 2025 and 2024, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Other Investments
The Company held certain equity investments with readily determinable market values of $24 million and $19 million, at December 31, 2025 and 2024, respectively. The Company recorded mark-to-market gains on these investments of $4 million and $1 million in 2025 and 2024, respectively, and a mark-to-market loss of $1 million in 2023.
The Company also held investments without readily determinable market values of $17 million and $16 million at December 31, 2025 and 2024, respectively. In 2023, the Company recorded a net loss of $1 million on these investments.
In January 2025, the Company disposed an investment in a unit trust fund of $83 million held at December 31, 2024. The Company recorded mark-to-market gains from this investment of $7 million in 2024.
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
The U.S. dollar value of the Euro notes increased by $149 million in 2025, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded an increase to accumulated other comprehensive loss for the year ended December 31, 2025.

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
Operating leases are recognized on the consolidated balance sheets as ROU assets and operating lease liabilities based on the present value of the remaining future minimum payments over the lease term at the commencement date of the lease. On November 15, 2024, the Company recorded approximately $76 million of ROU assets and lease liabilities from the McGriff acquisition.
In 2025 and 2024, the Company determined that a total of $11 million and $15 million, respectively, of the ROU assets were impaired and recorded a charge to the consolidated statements of income with an offsetting reduction to the ROU assets.
The following table provides additional information about the Company’s property leases:

For the Years Ended December 31, (In millions, except weighted average data)	2025	2024
Lease Cost:
Operating lease cost (a)	$351	$331
Short-term lease cost	5	6
Variable lease cost	134	116
Sub-lease income	(22)	(15)
Net lease cost	$468	$438
Other information:
Operating cash outflows from operating leases	$402	$376
Right of use assets obtained in exchange for new operating lease liabilities	$187	$279
Weighted average remaining lease term – real estate	7.23 years	7.57 years
Weighted average discount rate – real estate leases	3.73%	3.73%
(a)Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at December 31, 2025 are as follows:

(In millions)	Real Estate Leases
2026	$393
2027	359
2028	281
2029	233
2030	199
Subsequent years	653
Total future lease payments	2,118
Less: imputed interest	(256)
Total	$1,862
Current lease liabilities	$333
Long-term lease liabilities	1,529
Total lease liabilities	$1,862
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At December 31, 2025, the Company had additional operating leases that had not yet commenced of $36 million. These operating leases will commence over the next 12 months.

13.    Debt
The Company’s outstanding debt is as follows:

December 31,
(In millions)	2025	2024
Short-term:
Current portion of long-term debt	$1,267	$519
	$1,267	$519
Long-term:
Senior notes – 3.500% due 2025	$—	$500
Senior notes – 1.349% due 2026	647	579
Senior notes – 3.750% due 2026	600	599
Senior notes – 4.550% due 2027	946	945
Senior notes – Floating due 2027	299	299
Senior notes – 4.375% due 2029	1,499	1,499
Senior notes – 1.979% due 2030	646	566
Senior notes – 2.250% due 2030	744	742
Senior notes – 4.650% due 2030	992	991
Senior notes – 2.375% due 2031	398	397
Senior notes – 4.850% due 2031	992	992
Senior notes – 5.750% due 2032	494	494
Senior notes – 5.875% due 2033	298	299
Senior notes – 5.400% due 2033	594	593
Senior notes – 5.150% due 2034	496	495
Senior notes – 5.000% due 2035	1,983	1,982
Senior notes – 4.750% due 2039	496	496
Senior notes – 5.350% due 2044	495	495
Senior notes – 4.350% due 2047	494	494
Senior notes – 4.200% due 2048	594	593
Senior notes – 4.900% due 2049	1,240	1,239
Senior notes – 2.900% due 2051	346	346
Senior notes – 6.250% due 2052	492	491
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	989	989
Senior notes – 5.450% due 2054	493	493
Senior notes – 5.400% due 2055	1,479	1,479
Mortgage – 5.701% due 2035	249	267
Other	1	2
	19,587	19,947
Less: current portion	1,267	519
	$18,320	$19,428
The senior notes in the table are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company did not have any commercial paper outstanding at December 31, 2025 and 2024.

Credit Facilities
The Company has a $3.5 billion multi-currency unsecured five-year revolving credit facility (the "Credit Facility") expiring October 2028. Borrowings under the Credit Facility bear interest at a rate per annum equal, at the Company's option, either at (a) the Secured Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available or in certain other circumstances, in which an alternative rate may be required. At December 31, 2025 and 2024, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $122 million at December 31, 2025 and $123 million at December 31, 2024. There were no outstanding borrowings under these facilities at December 31, 2025 and 2024.
The Company has outstanding guarantees and letters of credit with various banks aggregating $150 million and $163 million at December 31, 2025 and 2024, respectively.
Senior Notes
In March 2025, the Company repaid $500 million of 3.500% senior notes at maturity.
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
In June 2024, the Company repaid $600 million of 3.500% senior notes at maturity. In March 2024, the Company repaid $1 billion of 3.875% senior notes at maturity.
In February 2024, the Company issued $500 million of 5.150% senior notes due 2034 and $500 million of 5.450% senior notes due 2054. The Company used the net proceeds from these issuances for general corporate purposes.
Scheduled repayments of long-term debt in 2026 and in the 4 succeeding years are $1.3 billion, $1.3 billion, $22 million, $1.5 billion and $2.4 billion, respectively.
Bridge Loan Commitment Letter
In connection with the McGriff Transaction, on September 29, 2024, the Company entered into a Bridge Loan Commitment Letter (the "Commitment Letter") to provide the Company under a 364-day unsecured bridge term loan facility in an amount not to exceed $7.75 billion (the "Bridge Loan Facility"). The Company paid approximately $23 million for customary upfront fees related to the Commitment Letter, amortized as interest expense. On November 8, 2024, the Company terminated the Commitment Letter.

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

	December 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,267	$1,261	$519	$518
Long-term debt	$18,320	$18,093	$19,428	$18,734
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

14.    Restructuring Costs
The Company incurred a total of $222 million for restructuring costs in 2025, compared to $276 million in 2024.
In the third quarter of 2025, the Company launched a three-year program, Thrive (the "Program"), which focuses on brand strategy, delivering greater value to clients, accelerating growth and improving efficiency. Based on current Program estimates, the Company expects to incur approximately $500 million of cost over the three years. Costs will primarily relate to severance, technology and outside services. The Company expects charges incurred to be evenly distributed over the Program period.
In 2025, costs incurred in connection with the Program were $150 million, primarily related to severance. The Company continues to refine its detailed plans for the Program which may change the timing, expected costs, and related savings.
In 2024, the Company incurred $221 million of restructuring costs, primarily severance and lease exit charges, related to the Company initiated activities in the fourth quarter of 2022 focused on workforce actions, rationalization of technology and functional services, and reductions in real estate that were completed at the end of 2024.
The Company incurred restructuring costs in 2025 and 2024, as follows:

For the Years Ended December 31, (In millions)	2025	2024
Risk and Insurance Services	$134	$148
Consulting	64	79
Corporate	24	49
Total	$222	$276
Details of the restructuring activity from January 1, 2024 through December 31, 2025, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2024	$89	$39	$—	$2	$130
2024 charges	163	66	25	22	276
Cash payments	(177)	(45)	(24)	(24)	(270)
Non-cash charges	—	(18)	(1)	—	(19)
Liability at December 31, 2024	75	42	—	—	117
2025 charges	174	32	—	16	222
Cash payments	(150)	(39)	—	(16)	(205)
Non-cash charges	—	(5)	—	—	(5)
Liability at December 31, 2025	$99	$30	$—	$—	$129
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
In November 2025, the Board of Directors of the Company authorized the Company to repurchase up to $6 billion of the Company’s common stock, which superseded any prior authorizations.
In 2025, the Company repurchased 10.1 million shares of its common stock for $2.0 billion. At December 31, 2025, the Company remained authorized to repurchase up to approximately $5.7 billion in shares of its common stock. There is no time limit on the authorization.
In 2024, the Company repurchased 4.3 million shares of its common stock for $900 million.
The Company issued approximately 3.5 million and 3.7 million shares related to stock compensation and employee stock purchase plans for the years ended December 31, 2025 and 2024, respectively.
In January 2026, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in February 2026.
16. Claims, Lawsuits and Other Contingencies
Nature of Contingencies
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the course of our business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims often seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims, the Company utilizes case level reviews by inside and outside counsel, and internal actuarial analysis by Marsh Management Consulting, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
Our activities are regulated under the laws of the U.S. and its various states, the U.K., the E.U. and its member states, Australia and the many other jurisdictions in which the Company operates.
The Company also receives subpoenas in the ordinary course of business, and from time to time requests for information in connection with government investigations.
Current Matters
Risk and Insurance Services Segment
•In January 2019, the Company received a notice that the Administrative Council for Economic Defense anti-trust agency in Brazil had commenced an administrative proceeding against a number of insurance brokers, including both Marsh Risk and JLT, and insurers "to investigate an alleged sharing of sensitive commercial and competitive confidential information" in the aviation insurance and reinsurance sector.
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
In June 2023, White Oak, a loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In May 2025, Marsh Ltd. reached a settlement with White Oak to resolve the matter in the U.K. The settlement was recoverable through the Company's E&O insurance and did not have an impact on the consolidated statements of income in 2025.
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

17.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s operating segments are: Marsh Risk, Guy Carpenter, Mercer and Marsh Management Consulting. The four segments are aggregated into two operating and reporting segments as follows:
▪Risk and Insurance Services, comprising Marsh Risk (insurance services) and Guy Carpenter (reinsurance services); and
▪Consulting, comprising Mercer and Marsh Management Consulting.
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
Selected information about the Company’s segments and geographic areas of operation are as follows:

For the Years Ended December 31, (In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other segment items	Operating Income (Loss)
2025 –
Risk and Insurance Services	$17,265	(a)	$9,711	$204	$475	$2,239	$4,636
Consulting	9,794	(b)	5,710	100	74	2,014	1,896
Total Segments	27,059		15,421	304	549	4,253	6,532
Corporate/Eliminations	(78)		156	57	—	18	(309)
Total Consolidated	$26,981		$15,577	$361	$549	$4,271	$6,223
2024 –
Risk and Insurance Services	$15,395	(a)	$8,499	$192	$326	$2,013	$4,365
Consulting	9,133	(b)	5,358	114	51	1,840	1,770
Total Segments	24,528		13,857	306	377	3,853	6,135
Corporate/Eliminations	(70)		139	63	—	46	(318)
Total Consolidated	$24,458		$13,996	$369	$377	$3,899	$5,817
2023 –
Risk and Insurance Services	$14,089	(a)	$7,702	$190	$297	$1,955	$3,945
Consulting	8,709		5,249	106	46	1,642	1,666
Total Segments	22,798		12,951	296	343	3,597	5,611
Corporate/Eliminations	(62)		148	74	—	45	(329)
Total Consolidated	$22,736		$13,099	$370	$343	$3,642	$5,282
(a)Includes interest income on fiduciary funds of $403 million, $497 million and $453 million in 2025, 2024 and 2023, respectively, and equity method income of $24 million, $22 million and $18 million in 2025, 2024 and 2023, respectively. Revenue in 2025 also includes $28 million from a gain on the sale of the TCAS business and a gain on remeasurement of a previously held equity method investment to fair value upon consolidation. Revenue in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees.
(b)Includes inter-segment revenue of $73 million, $60 million and $56 million in 2025, 2024 and 2023, respectively. Revenue in 2024 includes a net gain of $35 million on the sale of the Mercer U.K. pension administration and U.S. health and benefits administration business. Revenue in 2024 also includes a gain of $20 million from the sale of a business in Marsh Management Consulting.
Other Risk and Insurance Services and Consulting segment items consist primarily of costs such as travel and entertainment, outside services, information and technology, facilities and equipment, and taxes and insurance.
The reconciliation of total consolidated operating income (loss) to income before income taxes is provided on the consolidated statements of income.

The Company does not report its assets by segment, including capital expenditures, as that information is not used by the CODM in assessing segment performance and allocating resources.
Details of operating segment revenue are as follows:

For the Years Ended December 31,
(In millions)	2025	2024	2023
Risk and Insurance Services
Marsh Risk	$14,630	$12,851	$11,657
Guy Carpenter	2,635	2,544	2,432
Total Risk and Insurance Services	17,265	15,395	14,089
Consulting
Mercer	6,190	5,743	5,587
Marsh Management Consulting	3,604	3,390	3,122
Total Consulting	9,794	9,133	8,709
Total Segments	27,059	24,528	22,798
Corporate/Eliminations	(78)	(70)	(62)
Total	$26,981	$24,458	$22,736
Information by geographic area is as follows:

For the Years Ended December 31,
(In millions)	2025	2024	2023
Revenue
United States (a)	$13,344	$11,671	$10,924
United Kingdom (b)	3,816	3,595	3,555
Other (c)	9,899	9,262	8,319
	27,059	24,528	22,798
Corporate/Eliminations	(78)	(70)	(62)
Total	$26,981	$24,458	$22,736
(a)Revenue in 2025 includes a gain on the sale of the TCAS business of $15 million. Revenue in 2024 includes the loss on the sale of the Mercer U.S. health and benefits administration business of $35 million, and a gain of $20 million from the sale of a business in Marsh Management Consulting.
(b)Revenue in 2024 includes the gain on the sale of the Mercer U.K. pension administration business of $70 million. Revenue in 2023 includes a gain from a legal settlement with a competitor of $58 million, excluding legal fees.
(c)Revenue in 2025 incudes a $13 million gain on remeasurement of a previously held equity method investment to fair value upon consolidation.

For the Years Ended December 31,
(In millions)	2025	2024	2023
Fixed Assets, Net
United States	$469	$494	$468
United Kingdom	136	150	168
Other	224	215	246
Total	$829	$859	$882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marsh & McLennan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 9, 2026
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 under the supervision and with the participation of the Company’s principal executive and principal financial officers. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework issued in 2013. Based on its evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Deloitte & Touche LLP, the Independent Registered Public Accounting Firm that audited and reported on the Company’s consolidated financial statements included in this annual report on Form 10-K, also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

(b)Audit Report of the Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Marsh & McLennan Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marsh & McLennan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 9, 2026, expressed an unqualified opinion on those financial statements.
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
February 9, 2026

(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
The following Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted "Rule 10b5-1 trading arrangements," as defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
•John Doyle, our Chief Executive Officer, adopted a trading plan on December 2, 2025, which provides for the exercise and sale of an aggregate of 66,623 options. The plan's maximum length is until December 1, 2026, subject to early termination for certain specified events set forth in the plan.
•Paul Beswick, our Senior Vice President and Chief Information Officer, adopted a new trading plan on December 8, 2025, which provides for the sale of up to 7,920 shares subject to performance stock units ("PSUs"), excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards. The plan’s maximum length is until December 7, 2026, subject to early termination for certain specified events set forth in the plan.
•Dean Klisura, our President and Chief Executive Officer of Guy Carpenter and Vice Chair, Marsh, adopted a new trading plan on December 10, 2025, which provides for the (1) sale of up to 10,662 shares subject to PSUs, excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards and (2) exercise and sale of 10,516 stock options. The plan’s maximum length is until December 8, 2026, subject to early termination for certain specified events set forth in the plan.
•Mark McGivney, our Chief Financial Officer, adopted a new trading plan on December 8, 2025, which provides for the (1) sale of up to 20,410 shares subject to PSUs, excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards and (2) exercise and sale of 67,421 stock options. The plan’s maximum length is until December 7, 2026, subject to early termination for certain specified events set forth in the plan.
•Stacy Mills, our Vice President and Controller, adopted a new trading plan on December 8, 2025, which provides for the (1) sale of up to 1,524 shares subject to PSUs, (2) sale of 1,381 shares subject to restricted stock units ("RSUs"), in each case excluding any shares withheld by the Company to satisfy its income tax withholding obligations in connection with the net settlement of equity awards and (3) exercise and sale of 4,207 stock options. The plan’s maximum length is until December 7, 2026, subject to early termination for certain specified events set forth in the plan.
The actual number of shares subject to PSUs that may be sold pursuant to each plan described above is subject to satisfaction of the applicable performance conditions and may vary from the number above.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information as to the directors and nominees for the board of directors of the Company is incorporated herein by reference to the material set forth under the heading "Item 1: Election of Directors" in the 2026 Proxy Statement.
The executive officers and executive officer appointees of the Company are Paul Beswick, Katherine J. Brennan, John Q. Doyle, Carmen Fernandez, John Jones, Dean Klisura, Mark C. McGivney, Martin South, Nick Studer and Pat Tomlinson. Information with respect to these individuals is provided in Part I, Item 1 above under the heading "Executive Officers of the Company".
The information set forth in the 2026 Proxy Statement in the sections "Corporate Governance—Codes of Conduct", "Board of Directors and Committees—Committees—Audit Committee" and "Corporate Governance—Review of Related Persons Transactions" is incorporated herein by reference.
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
Our Trading Securities Policy prohibits our employees and related persons and entities from trading in securities of the Company and other companies while in possession of material, nonpublic information. Our Trading Securities Policy also prohibits our employees from disclosing material, nonpublic information to unauthorized people and certain restricted colleagues from trading in securities of the Company during any applicable "blackout" period. Our Trading Securities Policy also prohibits our employees from engaging in short sales or derivative transactions relating to securities of the Company at any time. A copy of our Trading Securities Policy is filed as Exhibit 19.1 to this Form 10-K.
Our executive officers and directors must also comply with additional trading restrictions. Members of the Company’s Board of Directors, Executive Committee and other specified employees, and related persons and entities, must receive approval through the Pre-Clearance Procedures in order to transact in securities of the Company and are subject to the prohibitions described above.
A copy of our Transactions in Marsh securities by Directors and Executive Officers Policy is filed as Exhibit 19.2 to this Form 10-K.
Item 11.    Executive Compensation.
The information set forth in the sections "Additional Information—Director Compensation" and "Executive Compensation—Compensation of Executive Officers" in the 2026 Proxy Statement is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the sections "Additional Information—Stock Ownership of Directors, Management and Certain Beneficial Owners" and "Additional Information—Equity Compensation Plan Information" in the 2026 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the sections "Corporate Governance—Director Independence" and "Corporate Governance—Review of Related Person Transactions" in the 2026 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information set forth under the heading "Item 3: Ratification of Selection of Independent Registered Public Accounting Firm—Fees of Independent Registered Public Accounting Firm" in the 2026 Proxy Statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules. †
The following documents are filed as a part of this report:
(1)Consolidated Financial Statements:
Consolidated Statements of Income for each of the three years in the period ended December 31, 2025
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2025
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025
Consolidated Statements of Shareholders Equity for each of the three years in the period ended December 31, 2025
Notes to Consolidated Financial Statements
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
(2.2)Rule 2.7 Announcement, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)

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

(3.1)Restated Certificate of Incorporation of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2008)
(3.2)Amended and Restated By-Laws of Marsh & McLennan Companies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated January 12, 2017)
(4.1)Indenture dated as of June 14, 1999 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-108566)
(4.2)Third Supplemental Indenture dated as of July 30, 2003 between Marsh & McLennan Companies, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
(4.3)Indenture dated as of March 19, 2002 between Marsh & McLennan Companies, Inc. and State Street Bank and Trust Company, as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-87510)
(4.4)Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
(4.5)First Supplemental Indenture, dated as of July 15, 2011, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
(4.6)Form of Third Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 24, 2013)
(4.7)Form of Fourth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2014
(4.8)Form of Fifth Supplemental Indenture between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated September 10, 2014)
(4.9)Sixth Supplemental Indenture, dated as of March 6, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
(4.10)Seventh Supplemental Indenture, dated as of September 14, 2015, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on September 14, 2015)

(4.11)Eighth Supplemental Indenture, dated as of March 14, 2016, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 2, 2016)
(4.12)Ninth Supplemental Indenture, dated as of January 12, 2017, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 24, 2017)
(4.13)Tenth Supplemental Indenture, dated as of March 1, 2018, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on March 1, 2018)
(4.14)Eleventh Supplemental Indenture, dated January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)
(4.15)Twelfth Supplemental Indenture, dated March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)
(4.16)Thirteenth Supplemental Indenture, dated May 7, 2020, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Company’s Current Report on Form 8-K dated May 7, 2020)
(4.17)Fourteenth Supplemental Indenture, dated December 8, 2021, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Company’s Current Report on Form 8-K dated December 9, 2021)
(4.18)Fifteenth Supplemental Indenture, dated October 31, 2022, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 2022)
(4.19)Sixteenth Supplemental Indenture, dated March 9, 2023, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated March 9, 2023)
(4.20)Seventeenth Supplemental Indenture, dated September 11, 2023, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 2023)
(4.21)Eighteenth Supplemental Indenture, dated February 20, 2024, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated February 20, 2024)

(4.22)Nineteenth Supplemental Indenture, dated November 8, 2024, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated November 8, 2024)
(4.23)Twentieth Supplemental Indenture, dated December 13, 2024, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 10-K dated February 10, 2025)
(4.24)Description of Marsh & McLennan Companies, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
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
(10.6)*Form of 2016 Long-term Incentive Award under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)
(10.7)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2022 through February 1, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.8)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2023 through February 1, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.9)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2023 through February 1, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.10)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2024 through February 1, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.11)*Form of Deferred Stock Unit Award, with grant dates from March 1, 2024 through February 1, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.12)*Form of Stock Option Award, with grant dates from February 22, 2017, under the Marsh & McLennan Companies, Inc. 2021 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
(10.13)*Form of Stock Option Award, with grant dates from February 21, 2018, under the Marsh & McLennan Companies, Inc. 2021 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.14)*Form of Stock Option Award, dated as of February 19, 2019, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
(10.15)*Form of Stock Option Award, dated as of February 19, 2020, under the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.16)*Form of Stock Option Award, dated as of February, 22, 2021, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.17)*Form of Stock Option Award, dated as of February 23, 2022, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
(10.18)*Form of Stock Option Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.19)*Form of Stock Option Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.20)*Form of Stock Option Award, dated as of February 18, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
(10.21)*Form of Restricted Stock Unit Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.22)*Form of Restricted Stock Unit Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.23)*Form of Restricted Stock Unit Award, dated as of February 18, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
(10.24)*Form of Performance Stock Unit Award, dated as of February 23, 2023, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.25)*Form of Performance Stock Unit Award, dated as of February 22, 2024, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.26)*Form of Performance Stock Unit Award, dated as of February 18, 2025, under the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
(10.27)*Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 dated August 5, 2011, Registration No. 333-176084)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.28)*Amendment to the Marsh & McLennan Companies, Inc. 2011 Incentive and Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
(10.29)*Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2020)
(10.30)*2023 Amendment to the Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan effective January 12, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)
(10.31)*Amended and Restated Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan (incorporated by reference from Exhibit C to the Company's Definitive Proxy Statement on Schedule 14A filed on March 28, 2025)
(10.32)*Amendments to Certain Marsh & McLennan Companies Equity-Based Awards Due to U.S. Tax Law Changes Affecting Equity-Based Awards granted under the Marsh & McLennan Companies, Inc. 2000 Senior Executive Incentive and Stock Award Plan and the Marsh & McLennan Companies, Inc. 2000 Employee Incentive and Stock Award Plan, effective January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.33)*Section 409A Amendment Document, effective as of January 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
(10.34)*Section 409A Amendment Regarding Payments Conditioned Upon Employment-Related Action to Any and All Plans or Arrangements Entered into by the Marsh & McLennan Companies, Inc., or any of its Direct or Indirect Subsidiaries, that Provide for the Payment of Section 409A Nonqualified Deferred Compensation, effective December 21, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.35)Marsh & McLennan Companies Supplemental Savings & Investment Plan (formerly the Marsh & McLennan Companies Stock Investment Supplemental Plan) Restatement effective January 1, 2022 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)
(10.36)*First Amendment to the January 1, 2022 Amended and Restated Marsh & McLennan Companies Supplemental Savings & Investment Plan effective August 1, 2024 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2024)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.37)*Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated, effective January 1, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
(10.38)*First Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
(10.39)*Second Amendment to the Marsh & McLennan Companies Benefit Equalization Plan and Marsh & McLennan Companies Supplemental Retirement Plan as Restated effective January 1, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
(10.40)*Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008)
(10.41)*Amendment to the Marsh & McLennan Companies, Inc. Senior Executive Severance Pay Plan, effective December 31, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
(10.42)*Marsh & McLennan Companies, Inc. Senior Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)
(10.43)*Marsh & McLennan Companies, Inc. Directors' Stock Compensation Plan - May 31, 2009 Restatement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
(10.44)*Marsh & McLennan Companies International Retirement Plan As Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
(10.45)*Description of compensation arrangements for independent directors of Marsh & McLennan Companies, Inc. effective June 1, 2025 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)
(10.46)*Letter Agreement, effective as of July 5, 2017, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(10.47)*Non-Competition and Non-Solicitation Agreement, dated as of February 25, 2016, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
(10.48)*Letter Agreement, effective as of January 15, 2020, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
(10.49)*Letter Agreement, effective as of January 1, 2022 between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)
(10.50)*Letter Amendment, dated November 10, 2022, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company's Current Report on Form 8-K/A dated September 26, 2022)
(10.51)*Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2024)
(10.52)*Letter Agreement Amendment, dated July 10, 2024, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)
(10.53)*Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and John Q. Doyle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
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
(10.59)*Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2024)
(10.60)*Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and Mark C. McGivney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025
(10.61)*Letter Agreement, effective as of January 1, 2022, between Marsh & McLennan Companies, Inc. and Martin South (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.62)*Non-Competition and Non-Solicitation Agreement, dated as of December 1, 2021, between Marsh & McLennan Companies, Inc. and Martin South (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
(10.63)*Letter Agreement Amendment, dated February 22, 2024, between Marsh & McLennan Companies, Inc. and Martin South incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
(10.64)*Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and Martin South (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
(10.65)*Letter Agreement effective as of April 1, 2024, between Marsh & McLennan Companies, Inc. and Patrick Tomlinson (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
(10.66)*Non-Competition and Non-Solicitation Agreement, effective as of April 1, 2024, between Marsh & McLennan Companies, Inc. and Patrick Tomlinson (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
(10.67)*Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and Patrick Tomlinson (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
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
(10.71)*Letter Agreement Amendment, dated February 18, 2025, between Marsh & McLennan Companies, Inc. and Dean M. Klisura (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
(10.72)Paying Agency Agreement, dated as of March 21, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2019)
(10.73)Shareholder Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.74)Form of Director Undertaking, dated as of September 18, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.75)Bridge Loan Agreement, dated as of September 18, 2018 by and between Marsh & McLennan Companies, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2018)
(10.76)Calculation Agency Agreement, dated as of January 15, 2019, between Marsh & McLennan Companies, Inc. and The Bank of New York Mellon, as calculation agent (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2019)
(10.77)Amended and Restated 5 Year Credit Agreement, dated as of October 11, 2023 among Marsh & McLennan Companies, Inc., the designated subsidiaries as party thereto as borrowers, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(14.1)Code of Ethics for Chief Executive and Senior Financial Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
(19.1)Trading Securities Policy
(19.2)Insider Trading Policy
(21.1)List of Subsidiaries of Marsh & McLennan Companies, Inc.
(23.1)Consent of Independent Registered Public Accounting Firm
(24.1)Power of Attorney (included on signature page)
(31.1)Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2)Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1)Section 1350 Certifications
(97.1)Marsh & McLennan Companies, Inc. Compensation Clawback Policy
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

MARSH & McLENNAN COMPANIES, INC.

Dated:	February 9, 2026	By	/S/ JOHN Q. DOYLE
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 9th day of February, 2026.

Name	Title	Date

/S/ JOHN Q. DOYLE John Q. Doyle	Director, President & Chief Executive Officer	February 9, 2026

/S/ MARK C. MCGIVNEY Mark C. McGivney	Chief Financial Officer	February 9, 2026

/S/ STACY M. MILLS Stacy M. Mills	Vice President & Controller (Chief Accounting Officer)	February 9, 2026

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 9, 2026

/S/ BRUCE BROUSSARD Bruce Broussard	Director	February 9, 2026

/S/ H. EDWARD HANWAY H. Edward Hanway	Director	February 9, 2026

/S/ JUDITH HARTMANN Judith Hartmann	Director	February 9, 2026

/S/ DEBORAH C. HOPKINS Deborah C. Hopkins	Director	February 9, 2026

/S/ TAMARA INGRAM Tamara Ingram	Director	February 9, 2026

/S/ JANE H. LUTE Jane H. Lute	Director	February 9, 2026

/S/ STEVEN A. MILLS Steven A. Mills	Director	February 9, 2026

/S/ MORTON O. SCHAPIRO Morton O. Schapiro	Director	February 9, 2026

/S/ JAN SIEGMUND Jan Siegmund	Director	February 9, 2026

/S/ LLOYD M. YATES Lloyd M. Yates	Director	February 9, 2026