Form 10-Q
period 2026-03-31
MARSH & MCLENNAN COMPANIES, INC.
filed 2026-04-16
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
NYSE Texas
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of April 13, 2026, there were outstanding 481,794,501 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical or macroeconomic conditions on us, our clients and the countries and industries in which we operate, including from the conflict in the Middle East and other wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates;
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
•our ability to compete effectively and adapt to competitive pressures and market changes in each of our businesses, including from disintermediation as well as technological change, digital disruption and other types of innovation such as artificial intelligence;
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
The factors identified above are not exhaustive. Marsh and its consolidated subsidiaries (collectively, the "Company") operate in a dynamic business environment in which new risks emerge frequently. Accordingly, we caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made.
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenue	$7,597	$7,061
Expense:
Compensation and benefits	4,130	3,850
Other operating expenses	1,713	1,206
Operating expenses	5,843	5,056
Operating income	1,754	2,005
Other net benefit credits	50	43
Interest income	11	19
Interest expense	(240)	(245)
Investment income	6	5
Income before income taxes	1,581	1,827
Income tax expense	395	415
Net income before non-controlling interests	1,186	1,412
Less: Net income attributable to non-controlling interests	40	31
Net income attributable to the Company	$1,146	$1,381
Net income per share attributable to the Company:
– Basic	$2.37	$2.81
– Diluted	$2.36	$2.79
Average number of shares outstanding:
– Basic	484	492
– Diluted	486	495
Shares outstanding at March 31,	482	493
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income before non-controlling interests	$1,186	$1,412
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(198)	402
Gain (Loss) related to pension/post-retirement plans	98	(88)
Other comprehensive (loss) income, before tax	(100)	314
Income tax expense (benefit) on other comprehensive loss	31	(30)
Other comprehensive (loss) income, net of tax	(131)	344
Comprehensive income	1,055	1,756
Less: comprehensive income attributable to non-controlling interest	40	31
Comprehensive income attributable to the Company	$1,015	$1,725
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,611	$2,687
Cash and cash equivalents held in a fiduciary capacity	11,744	11,473
Receivables
Commissions and fees	7,777	7,015
Advanced premiums and claims	60	67
Other	749	750
	8,586	7,832
Less-allowance for credit losses	(159)	(162)
Net receivables	8,427	7,670
Other current assets	1,454	1,370
Total current assets	23,236	23,200

Goodwill	24,273	24,337
Other intangible assets	4,607	4,746
Fixed assets (net of accumulated depreciation and amortization of $1,695 at March 31, 2026 and $1,669 at December 31, 2025)	814	829
Pension related assets	2,168	2,140
Right of use assets	1,460	1,460
Deferred tax assets	193	212
Other assets	1,801	1,786
	$58,552	$58,710
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,702	$1,267
Accounts payable and accrued liabilities	4,180	3,652
Accrued compensation and employee benefits	1,945	3,962
Current lease liabilities	326	333
Accrued income taxes	572	373
Dividends payable	436	—
Fiduciary liabilities	11,744	11,473
Total current liabilities	20,905	21,060

Long-term debt	18,900	18,320
Pension, post-retirement and post-employment benefits	752	786
Long-term lease liabilities	1,523	1,529
Liabilities for errors and omissions	286	288
Other liabilities	1,380	1,412
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at March 31, 2026 and December 31, 2025	561	561
Additional paid-in capital	1,474	1,547
Retained earnings	28,037	27,767
Accumulated other comprehensive loss	(5,560)	(5,429)
Non-controlling interests	237	215
	24,749	24,661
Less – treasury shares, at cost, 78,467,942 shares at March 31, 2026 and 75,783,063 shares at December 31, 2025	(9,943)	(9,346)
Total equity	14,806	15,315
	$58,552	$58,710
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
(In millions)	2026	2025
Operating cash flows:
Net income before non-controlling interests	$1,186	$1,412
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	89	88
Amortization of intangible assets	138	139
Non-cash lease expense	76	73
Adjustments and payments related to contingent consideration assets and liabilities	10	(5)
Net (gain) on investments	(6)	(5)
Net (gain) on consolidation of business and disposition of assets	(7)	(29)
Share-based compensation expense	139	112
Changes in assets and liabilities:
Net receivables	(784)	(599)
Other assets	(122)	(121)
Accrued compensation and employee benefits	(2,004)	(1,858)
Provision for taxes, net of payments and refunds	157	178
Contributions to pension and other benefit plans in excess of current year credit	(61)	(55)
Other liabilities	587	130
Operating lease liabilities	(86)	(82)
Net cash provided by (used for) operations	(688)	(622)
Financing cash flows:
Purchase of treasury shares	(755)	(300)
Net proceeds from issuance of commercial paper	1,049	1,048
Proceeds from issuance of debt	595	—
Repayments of debt	(605)	(505)
Shares withheld for taxes on vested units – treasury shares	(118)	(137)
Issuance of common stock from treasury shares	63	128
Payments of deferred and contingent consideration for acquisitions	(31)	(32)
Receipts of deferred and contingent consideration for dispositions	12	—
Distributions of non-controlling interests	(17)	(21)
Dividends paid	(440)	(405)
Change in fiduciary liabilities	361	86
Net cash provided by (used for) financing activities	114	(138)
Investing cash flows:
Capital expenditures	(62)	(55)
Purchases of long-term investments	(8)	(10)
Sales of long-term investments	1	84
Dispositions	12	25
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(41)	(18)
Other, net	(6)	—
Net cash provided by (used for) investing activities	(104)	26
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(127)	243
Increase (Decrease) in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(805)	(491)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	14,160	13,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$13,355	$13,183

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at March 31,	2026	2025
(In millions)
Cash and cash equivalents	$1,611	$1,604
Cash and cash equivalents held in a fiduciary capacity	11,744	11,579
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$13,355	$13,183
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
COMMON STOCK
Balance, beginning and end of period	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,547	$1,370
Change in accrued stock compensation costs	(194)	(226)
Issuance of shares under stock compensation and employee stock purchase plans	121	109
Balance, end of period	$1,474	$1,253
RETAINED EARNINGS
Balance, beginning of period	$27,767	$25,306
Net income attributable to the Company	1,146	1,381
Dividends declared	(872)	(801)
Dividend equivalents declared	(4)	(5)
Balance, end of period	$28,037	$25,881
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,429)	$(6,240)
Other comprehensive (loss) income, net of tax	(131)	344
Balance, end of period	$(5,560)	$(5,896)
TREASURY SHARES
Balance, beginning of period	$(9,346)	$(7,655)
Issuance of shares under stock compensation and employee stock purchase plans	158	221
Purchase of treasury shares	(755)	(300)
Balance, end of period	$(9,943)	$(7,734)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$215	$193
Net income attributable to non-controlling interests	40	31
Distributions and other changes	(18)	(21)
Balance, end of period	$237	$203
TOTAL EQUITY	$14,806	$14,268
Dividends declared per share	$1.80	$1.63
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
2.     Principles of Consolidation and Other Matters
The Company prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. For interim filings, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) have been omitted pursuant to such rules and regulations. The Company believes that the information and disclosures presented are adequate to make such information and disclosures not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
The accompanied consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the three months ended March 31, 2026 and 2025.
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
•useful lives assigned to long-lived assets, and depreciation and amortization; and
•fair value estimates of contingent consideration receivable or payable, related to acquisitions or dispositions.
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of macroeconomic factors including from the conflict in the Middle East and other wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates to its customer base in various industries and geographies. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value.
The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S., or as collateral under captive insurance arrangements. At March 31, 2026, the Company maintained $540 million, compared to $553 million at December 31, 2025 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three months ended March 31, 2026 and 2025, respectively.
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
The Company recorded net investment income of $6 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.
Income Taxes
The Company's effective tax rate for the three months ended March 31, 2026 was 25.0%, compared with 22.7% for the corresponding period of 2025.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.

Purchases of U.S. tax credits are the most significant discrete item for the three months ended March 31, 2026, reducing the effective tax rate by 0.3%. For the three months ended March 31, 2025, the most significant discrete item was the excess tax benefit related to share-based payments, which reduced the effective tax rate by 2.1%.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $114 million at March 31, 2026, and $109 million at December 31, 2025.
In 2024, the Company received closure notices and assessments from the United Kingdom (U.K.) tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments and resolving this matter through litigation or alternative dispute resolution may take several years.
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
On July 4, 2025, U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, which are effective beginning in 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current year or future years.
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

Costs for real estate consolidation are recognized based on the type of cost, and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any ROU asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to vacating the property, the ROU asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the ROU asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the ROU asset are recognized based on the net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred. These costs are included in other operating expenses in the consolidated statements of income.
Other costs related to restructuring such as moving, legal or consulting costs are recognized as incurred. These costs are included in other operating expenses in the consolidated statements of income.
Foreign Currency
The financial statements of international subsidiaries are translated from functional currency to U.S. dollars using month-end exchange rates for assets and liabilities, and average monthly exchange rates during the period for revenues and expenses. Translation adjustments are recorded in accumulated other comprehensive income (loss) ("AOCI") within the consolidated statements of equity. Foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in operating income in the consolidated statements of income.

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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2025 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended March 31,
(In millions)	2026	2025
Marsh Risk:
EMEA	$1,208	$1,059
Asia Pacific	369	335
Latin America	136	124
Total International	1,713	1,518
U.S./Canada	2,013	1,935
Total Marsh Risk	3,726	3,453
Guy Carpenter	1,240	1,206
Subtotal	4,966	4,659
Fiduciary interest income	85	103
Total Risk and Insurance Services	$5,051	$4,762
Mercer:
Wealth	$752	$670
Health	661	608
Career	248	218
Total Mercer	1,661	1,496
Marsh Management Consulting	897	818
Total Consulting	$2,558	$2,314
Total Segments	$7,609	$7,076
Corporate/Eliminations	(12)	(15)
Total	$7,597	$7,061
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	March 31, 2026	December 31, 2025
Contract assets	$577	$540
Contract liabilities	$1,043	$927

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
Revenue recognized for the three months ended March 31, 2026 and 2025, that was included in the contract liability balance at the beginning of each of those periods was $380 million and $340 million, respectively.
The amount of revenue recognized for the three months ended March 31, 2026 and 2025 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $25 million and $27 million, respectively.
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
Risk and Insurance Services revenue includes interest on fiduciary funds of $85 million and $103 million for the three months ended March 31, 2026 and 2025, respectively.
Net uncollected premiums and claims and the related payables were $16.2 billion at March 31, 2026 and $14.6 billion at December 31, 2025. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Net income before non-controlling interests	$1,186	$1,412
Less: Net income attributable to non-controlling interests	40	31
Net income attributable to the Company	$1,146	$1,381
Basic weighted average common shares outstanding	484	492
Dilutive effect of potentially issuable common shares	2	3
Diluted weighted average common shares outstanding	486	495
Average stock price used to calculate common stock equivalents	$179.92	$226.78

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the three months ended March 31, 2026 and 2025:

(In millions)	2026	2025
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$48	$65
Fiduciary liabilities assumed	(1)	(15)
Liabilities assumed	(4)	(7)
Fair value of previously-held equity investment	—	(15)
Contingent/deferred purchase consideration	(2)	(10)
Net cash outflow for acquisitions	$41	$18

(In millions)	2026	2025
Interest paid	$343	$317
Income taxes paid, net of refunds	$238	$237
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2026	2025
Operating:
Contingent consideration payments for prior year acquisitions	$(1)	$(14)
Acquisition/disposition related net charges for adjustments	11	9
Adjustments and payments related to contingent consideration	$10	$(5)
Financing:
Contingent consideration for prior year acquisitions	$(17)	$(5)
Deferred consideration for prior year acquisitions	(14)	(27)
Payments of deferred and contingent consideration for acquisitions	$(31)	$(32)

Receipts of deferred and contingent consideration for dispositions	$12	$—
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $335 million and $339 million for the three months ended March 31, 2026 and 2025, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $139 million and $112 million for the three months ended March 31, 2026 and 2025, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three months ended March 31, 2026 and 2025, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2026	$(3,707)	$(1,722)	$(5,429)
Other comprehensive income (loss) before reclassifications	58	(206)	(148)
Amounts reclassified from accumulated other comprehensive income	17	—	17
Net current period other comprehensive income (loss)	75	(206)	(131)
Balance at March 31, 2026 (a)	$(3,632)	$(1,928)	$(5,560)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2025	$(3,408)	$(2,832)	$(6,240)
Other comprehensive (loss) income before reclassifications	(74)	411	337
Amounts reclassified from accumulated other comprehensive income	7	—	7
Net current period other comprehensive (loss) income	(67)	411	344
Balance at March 31, 2025 (a)	$(3,475)	$(2,421)	$(5,896)
(a)At each March 31, 2026 and 2025, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion.
The components of other comprehensive (loss) income for the three months ended March 31, 2026 and 2025 are as follows:

Three Months Ended March 31,	2026			2025
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(198)	$8	$(206)	$402	$(9)	$411
Pension/post-retirement plans:
Amortization of losses (gains) included in net benefit (credit) cost:
Net actuarial losses (a)	23	6	17	10	3	7
Subtotal	23	6	17	10	3	7
Foreign currency translation adjustments	73	17	56	(100)	(24)	(76)
Effect of remeasurement	—	—	—	(3)	(1)	(2)
Effect of settlement	2	—	2	5	1	4
Pension/post-retirement plans gains (losses)	98	23	75	(88)	(21)	(67)
Other comprehensive (loss) income	$(100)	$31	$(131)	$314	$(30)	$344
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
The Risk and Insurance Services segment completed one acquisition for the three months ended March 31, 2026:
•January – Marsh McLennan Agency ("MMA") acquired Robinson & Son, LLC., a New York-based insurance broker that provides property and casualty insurance solutions to businesses and individuals with a specialization in maritime insurance.
The Consulting segment completed one acquisition for the three months ended March 31, 2026:
•January – Mercer acquired Profil M Beratung für Human Resources Management GmbH & Co. KG., a Germany-based provider of consulting services in the areas of leadership assessment, executive development, leadership culture and transformation.
Total purchase consideration for acquisitions made for the three months ended March 31, 2026 was $45 million, which consisted of cash paid of $43 million and deferred and estimated contingent purchase consideration of $2 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the three months ended March 31, 2026, the Company also paid $14 million of deferred purchase consideration and $18 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.
The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2026, based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions through March 31, 2026
(In millions)	Total
Cash	$43
Estimated fair value of deferred/contingent purchase consideration	2
Total consideration	$45
Allocation of purchase price:
Cash and cash equivalents	$1
Cash and cash equivalents held in a fiduciary capacity	1
Net receivables	6
Goodwill	26
Other intangible assets	15
Other assets	1
Total assets acquired	50
Fiduciary liabilities	1
Other liabilities	4
Total liabilities assumed	5
Net assets acquired	$45

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
The following table provides information about other intangible assets acquired in 2026:

Other intangible assets through March 31, 2026 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$14	10.5 years
Other	1	2.6 years
Total other intangible assets	$15
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The following table provides information about the consolidated statements of income for each respective period:

	Three Months Ended March 31,
(In millions)	2026	2025
Revenue	$6	$3
Operating income	$—	$1
The Company incurred acquisition related expenses of approximately $48 million and $78 million for the three months ended March 31, 2026 and 2025, respectively. These costs included approximately $42 million and $69 million of integration and retention related costs in connection with the acquisition of McGriff Insurance Services in 2026 and 2025, respectively. Acquisition related expenses are included in compensation and benefits or other operating expenses in the Company's consolidated statements of income, depending on the nature of the items.
Prior year acquisitions
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

•April – MMA acquired Arthur C. Hall Insurance, Inc., a Pennsylvania-based insurance broker that provides commercial and personal lines solutions to clients, with specialties in life sciences, information management, non-profit, craft beverage manufacturing and municipal industries.
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
•December – MMA acquired three insurance brokers, Atlas Insurance Agency, Inc., Pyramid Insurance Centre, Ltd., and NMF Insurance, Inc. d/b/a IC International, a collective group of Hawaii-based insurance brokers offering insurance solutions to businesses and individuals throughout Hawaii with a niche industry specialization in municipality, transportation and hospitality; and Marsh Risk acquired Finassur, a France-based insurance broker offering tailored insurance solutions in Northern France, specializing in property and casualty, and health and life insurance risk management.
The Consulting segment completed 6 acquisitions in 2025:
•April – Mercer acquired the business of Cerebrus Consultants Private Limited., an India-based provider of human resources consulting and advisory services.
•May – Mercer acquired SECOR Asset Management, L.P., a U.S. and United Kingdom based global provider of bespoke strategic and portfolio solutions to institutional investors, including investment advisory and implementation, fiduciary and asset liability management.
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
For the three months ended March 31, 2025, the Company also paid $27 million of deferred purchase consideration and $19 million of contingent purchase consideration related acquisitions made in prior years. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.
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
Pro-Forma Information
The following unaudited pro-forma financial data gives effect to the acquisitions made by the Company in 2026 and 2025. In accordance with accounting guidance related to pro-forma disclosures, the information presented for acquisitions made in 2026 is as if they occurred on January 1, 2025, and reflects acquisitions made in 2025, as if they occurred on January 1, 2024. The unaudited pro-forma financial data includes the effects of amortization of acquired intangibles and acquisition related costs in all years.
The unaudited pro-forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisitions had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results.

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenue	$7,599	$7,125
Net income attributable to the Company	$1,146	$1,391
Basic net income per share attributable to the Company	$2.37	$2.83
Diluted net income per share attributable to the Company	$2.36	$2.81

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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite-lived intangible assets at March 31, 2026 and December 31, 2025.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2026	2025
Balance at January 1,	$24,337	$23,306
Goodwill acquired	26	33
Other adjustments (a)	(90)	199
Balance at March 31,	$24,273	$23,538
(a)Primarily reflects the impact of foreign exchange.
The goodwill from acquisitions in 2026 and 2025 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2026 included approximately $3 million in the Risk and Insurance Services segments which is deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at March 31, 2026 is $19.5 billion for Risk and Insurance Services and $4.7 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026			December 31, 2025
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$7,025	$2,483	$4,542	$7,091	$2,422	$4,669
Other (a)	460	395	65	476	399	77
Other intangible assets	$7,485	$2,878	$4,607	$7,567	$2,821	$4,746
(a)Primarily reflects non-compete agreements, trade names and developed technology.

Aggregate amortization expense for the three months ended March 31, 2026 and 2025, was $138 million and $139 million, respectively.
The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2026 (excludes amortization through March 31, 2026)	$411
2027	502
2028	477
2029	445
2030	447
Subsequent years	2,325
Total future amortization	$4,607
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	03/31/26	12/31/25	03/31/26	12/31/25	03/31/26	12/31/25	03/31/26	12/31/25
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$13	$12	$—	$—	$—	$—	$13	$12
Mutual funds (a)	197	202	—	—	—	—	197	202
Money market funds (b)	138	633	—	—	—	—	138	633
Total assets measured at fair value	$348	$847	$—	$—	$—	$—	$348	$847
Fiduciary Assets:
Money market funds	$301	$322	$—	$—	$—	$—	$301	$322
Total fiduciary assets measured at fair value	$301	$322	$—	$—	$—	$—	$301	$322
Liabilities:
Contingent purchase consideration liabilities (c)	$—	$—	$—	$—	$266	$268	$266	$268
Total liabilities measured at fair value	$—	$—	$—	$—	$266	$268	$266	$268
(a)Included in other assets in the consolidated balance sheets.
(b)Included in cash and cash equivalents in the consolidated balance sheets.
(c)Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
For the three months ended March 31, 2026 and 2025, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In millions)	2026	2025
Balance at beginning of period	$268	$161
Net additions	1	5
Payments	(18)	(19)
Revaluation impact	11	9
Other	4	4
Balance at end of period	$266	$160

Long-Term Investments
The Company has investments in certain private equity funds as well as in public and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $324 million and $301 million at March 31, 2026 and December 31, 2025, respectively.
Private Equity Investments
The Company's investments in private equity funds were $237 million and $220 million at March 31, 2026 and December 31, 2025, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $4 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.
At March 31, 2026, the Company has commitments of potential future investments of approximately $102 million in private equity funds that invest primarily in financial services companies.
Investments in Public and Private Companies
The Company has investments in private insurance brokerage and consulting companies with a carrying value of $87 million and $81 million at March 31, 2026 and December 31, 2025, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Other Investments
The Company held certain equity investments with readily determinable market values at March 31, 2026 and December 31, 2025, of $26 million and $24 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded mark-to-market gains on these investments of $2 million and $3 million, respectively.
The Company also held investments without readily determinable market values of $16 million and $17 million at March 31, 2026 and December 31, 2025, respectively.
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
The U.S. dollar value of the Euro notes decreased by $29 million through March 31, 2026 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the three months ended March 31, 2026.

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
The Company determined that $3 million of ROU assets were impaired for the three months ended March 31, 2026 and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.
The following table provides additional information about the Company’s property leases:

	Three Months Ended March 31,
(In millions, except weighted average data)	2026	2025
Lease Cost:
Operating lease cost (a)	$90	$86
Short-term lease cost	1	2
Variable lease cost	34	32
Sublease income	(6)	(4)
Net lease cost	$119	$116
Other information:
Operating cash outflows from operating leases	$103	$98
ROU assets obtained in exchange for new operating lease liabilities	$85	$30
Weighted average remaining lease term – real estate leases	7.3 years	7.4 years
Weighted average discount rate – real estate leases	3.82%	3.71%
(a)Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at March 31, 2026 are as follows:

(In millions)	Real Estate Leases
2026 (excludes payments through March 31, 2026)	$293
2027	365
2028	290
2029	244
2030	209
2031	186
Subsequent years	519
Total future lease payments	2,106
Less: Imputed interest	(257)
Total	$1,849
Current lease liabilities	$326
Long-term lease liabilities	1,523
Total lease liabilities	$1,849
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At March 31, 2026, the Company had additional operating real estate leases that had not yet commenced of $45 million. These operating leases will commence over the next 12 months.

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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit cost or credit for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
March 31,	2026	2025
Weighted average assumptions:
Discount rate	5.39%	5.36%
Expected return on plan assets	5.94%	5.43%
Rate of compensation increase*	3.12%	3.16%
(*)There are no rate of compensation increase assumptions for the primary U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans at March 31, 2026 is 50% equities and equity alternatives and 50% fixed income. At March 31, 2026, the actual allocation for the U.S. plan was 49% equities and equity alternatives and 51% fixed income. The target allocation for the U.K. plans at March 31, 2026 is 7% equities and equity alternatives and 93% fixed income. At March 31, 2026, the actual allocation for the U.K. plans was 8% equities and equity alternatives and 92% fixed income. The Company's U.K. plans comprised approximately 78% of non-U.S. plan assets at December 31, 2025.
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
The net benefit (credit) or cost of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions.
The components of the net benefit (credit) or cost for the defined benefit plans is as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2026	2025
Service cost	$6	$6
Interest cost	144	145
Expected return on plan assets	(220)	(204)
Recognized actuarial loss	23	10
Net periodic benefit credit	$(47)	$(43)
Settlement loss	2	5
Net benefit credit	$(45)	$(38)

The following tables provide the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2026	2025
Compensation and benefits expense	$6	$6
Other net benefit credits (a)	(51)	(44)
Net benefit credit	$(45)	$(38)
(a)For both the three months ended March 31, 2026 and 2025, the Company recorded $1 million of net benefit cost related to the post-retirement plans.
The components of the net benefit credit for the U.S. defined benefit plans are as follows:

U.S. Plans only
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2026	2025
Interest cost	62	64
Expected return on plan assets	(70)	(73)
Recognized actuarial loss	9	6
Net benefit cost (credit)	$1	$(3)
The components of the net benefit credit for the non-U.S. defined benefit plans are as follows:

Significant non-U.S. Plans only
For the Three Months Ended March 31,	Pension Benefits
(In millions)	2026	2025
Service cost	$6	$6
Interest cost	82	81
Expected return on plan assets	(150)	(131)
Recognized actuarial loss	14	4
Net periodic benefit credit	$(48)	$(40)
Settlement loss	2	5
Net benefit credit	$(46)	$(35)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2026 of approximately $15 million compared to contributions of $18 million for the corresponding period in the prior year. The Company expects to contribute approximately $91 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans were $56 million for each of the three months ended March 31, 2026 and 2025. The cost of the U.K. DC Plans was $69 million and $56 million for the three months ended March 31, 2026 and 2025, respectively.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	March 31, 2026	December 31, 2025
Short-term:
Commercial paper	$1,049	$—
Current portion of long-term debt	653	1,267
	$1,702	$1,267
Long-term:
Senior notes – 1.349% due 2026	$633	$647
Senior notes – 3.750% due 2026	—	600
Senior notes – 4.550% due 2027	946	946
Senior notes – Floating due 2027 (a)	299	299
Senior notes – 4.375% due 2029	1,500	1,499
Senior notes – 1.979% due 2030	631	646
Senior notes – 2.250% due 2030	744	744
Senior notes – 4.650% due 2030	993	992
Senior notes – 2.375% due 2031	398	398
Senior notes – 4.850% due 2031	993	992
Senior notes – 5.750% due 2032	495	494
Senior notes – 5.875% due 2033	299	298
Senior notes – 5.400% due 2033	594	594
Senior notes – 5.150% due 2034	496	496
Senior notes – 5.000% due 2035	1,982	1,983
Senior notes – 4.950% due 2036	596	—
Senior notes – 4.750% due 2039	496	496
Senior notes – 5.350% due 2044	495	495
Senior notes – 4.350% due 2047	494	494
Senior notes – 4.200% due 2048	594	594
Senior notes – 4.900% due 2049	1,239	1,240
Senior notes – 2.900% due 2051	346	346
Senior notes – 6.250% due 2052	492	492
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	989	989
Senior notes – 5.450% due 2054	494	493
Senior notes – 5.400% due 2055	1,479	1,479
Mortgage – 5.701% due 2035	244	249
Other	1	1
	19,553	19,587
Less: current portion	653	1,267
	$18,900	$18,320
(a)For the Floating Notes, interest is calculated based on a compounded SOFR benchmark rate plus 0.700%.
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.

The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $1.0 billion of commercial paper outstanding at March 31, 2026, at an average effective interest rate of 4.06%. The Company did not have any commercial paper outstanding at December 31, 2025.
Credit Facilities
The Company has a $3.5 billion multi-currency unsecured five-year revolving credit facility (the "Credit Facility") expiring October 2028. Borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) the Secured Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At March 31, 2026 and December 31, 2025, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $121 million and $122 million at March 31, 2026 and December 31, 2025, respectively. There were no outstanding borrowings under these facilities at March 31, 2026 and December 31, 2025.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $155 million and $150 million at March 31, 2026 and December 31, 2025, respectively.
Senior Notes
In March 2026, the Company repaid $600 million of 3.750% senior notes at maturity.
In February 2026, the Company issued $600 million of 4.950% senior notes due 2036. The Company used the net proceeds from these issuances for general corporate purposes.
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

	March 31, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,702	$1,698	$1,267	$1,261
Long-term debt	$18,900	$18,229	$18,320	$18,093
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

15.    Restructuring Costs
The Company incurred a total of $45 million for restructuring costs for the three months ended March 31, 2026.
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
The Company incurred $187 million of restructuring costs in connection with the Program through March 31, 2026, primarily severance, of which $37 million were for the three months ended March 31, 2026. The Company continues to refine its detailed plans for the Program which may change the timing and estimates of expected costs.
For the three months ended March 31, 2025, the Company incurred a total of $32 million for restructuring activities related primarily to severance and lease exit charges.
The Company incurred restructuring costs as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Risk and Insurance Services	$27	$23
Consulting	13	8
Corporate	5	1
Total	$45	$32
Details of the restructuring activity from January 1, 2025 through March 31, 2026, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2025	$75	$42	$—	$—	$117
2025 charges	174	32	—	16	222
Cash payments	(150)	(39)	—	(16)	(205)
Non-cash charges	—	(5)	—	—	(5)
Liability at December 31, 2025	$99	$30	$—	$—	$129
2026 charges	32	5	—	8	45
Cash payments	(68)	(3)	—	(8)	(79)
Non-cash charges	—	(1)	—	—	(1)
Liability at March 31, 2026	$63	$31	$—	$—	$94
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
In November 2025, the Board of Directors authorized the Company to repurchase up to $6 billion of the Company’s common stock, which superseded any prior authorizations.
For the three months ended March 31, 2026, the Company repurchased 4.2 million shares of its common stock for $750 million. At March 31, 2026, the Company remained authorized by the Board of Directors to repurchase up to approximately $4.9 billion in shares of its common stock. There is no time limit on the authorization. For the three months ended March 31, 2025, the Company repurchased 1.3 million shares of its common stock for $300 million.
The Company issued approximately 1.5 million and 2.6 million shares related to stock compensation and employee stock purchase plans for the three months ended March 31, 2026 and 2025, respectively.
In February 2026, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in May 2026. In February 2026, the Company also paid the quarterly dividend declared in January 2026 by the Company's Board of Directors of $0.900 per share on outstanding common stock.
17.    Claims, Lawsuits and Other Contingencies
Nature of Contingencies
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the course of our business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims often seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims, the Company utilizes case level reviews by inside and outside counsel, internal actuarial analysis by Marsh Management Consulting, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
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
In June 2023, White Oak, a loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In May 2025, Marsh Ltd. reached a settlement with White Oak to resolve the matter in the U.K. The settlement was recoverable through the Company's E&O insurance and did not have an impact on the consolidated statements of income for the three months ended March 31, 2026.
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
In March 2026, the parties participated in an initial court-sponsored mediation for the omnibus litigation in Australia. Following the mediation, in the first quarter of 2026, the Company recorded a gross liability of $425 million in connection with the Australian proceedings, which reflects management’s current best estimate of the costs and loss associated with these matters based on the information available at the time. The legal charges and fees recorded for these matters are included in other operating expenses in the consolidated statements of income, with the associated liabilities classified on the consolidated balance sheets in accounts payable and accrued liabilities.
Due to ongoing negotiations among the parties coming out of the mediation and the complexity of the proceedings, including the number of claims and parties involved, there can be no assurance that the Company’s current estimate will prove to be accurate. The actual outcome may differ materially from the Company’s current estimate. The Company may record additional charges in future periods as discussions progress and the facts and circumstances develop. To the extent the Company incurs losses in excess of amounts accrued, such amounts would be recorded in the period in which they are determined to be probable and reasonably estimable.
Trial is currently scheduled for September 2026.
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
18.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s operating segments are: Marsh Risk, Guy Carpenter, Mercer and Marsh Management Consulting. The four segments are aggregated into two operating and reporting segments as follows:
•Risk and Insurance Services, comprising Marsh Risk (insurance services) and Guy Carpenter (reinsurance services); and
•Consulting, comprising Mercer and Marsh Management Consulting.
The accounting policies of the segments are the same as those used for the consolidated financial statements described in Note 1, Summary of Significant Accounting Policies, in the Company's 2025 Form 10-K. Revenues are attributed to geographic areas based on the location out of which the services are performed.
The Chief Executive Officer, as the Company's Chief Operating Decision Maker ("CODM"), evaluates segment performance and allocates resources based on segment operating income, which includes directly related expenses and charges or credits related to restructuring but not the Company's corporate level expenses. Segment operating income is also used to monitor budget versus actual results.
Selected information about the Company’s segments is as follows:

	Three Months Ended March 31,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other segment items	Operating Income (Loss)
2026 –
Risk and Insurance Services	$5,051	(a)	$2,606	$50	$119	$965	$1,311
Consulting	2,558	(b)	1,475	25	19	514	525
Total Segments	7,609		4,081	75	138	1,479	1,836
Corporate/Eliminations	(12)		49	14	—	7	(82)
Total Consolidated	$7,597		$4,130	$89	$138	$1,486	$1,754
2025 –
Risk and Insurance Services	$4,762	(a)	$2,451	$50	$120	$528	$1,613
Consulting	2,314	(b)	1,363	24	19	452	456
Total Segments	7,076		3,814	74	139	980	2,069
Corporate/Eliminations	(15)		36	14	—	(1)	(64)
Total Consolidated	$7,061		$3,850	$88	$139	$979	$2,005
(a)Includes interest income on fiduciary funds of $85 million and $103 million in 2026 and 2025, respectively, and equity method income of $8 million in 2026. Revenue in 2025 also includes $28 million from a gain on the sale of the TCAS business and a gain on the remeasurement of a previously held equity method investment to fair value upon consolidation.
(b)Includes inter-segment revenue of $12 million and $15 million in 2026 and 2025, respectively.

Other Risk and Insurance Services and Consulting segment items consist primarily of costs such as travel and entertainment, outside services, information and technology, facilities and equipment, and taxes and insurance. In the first quarter of 2026, Risk and Insurance Services also includes the recording of an estimated liability and legal expenses of $425 million related to the Greensill litigation. Additional information on this matter is included in Note 17, Claims, Lawsuits and Other Contingencies.
The reconciliation of total consolidated operating income (loss) to income before income taxes is provided on the consolidated statements of income.
The Company does not report its assets by segment, including capital expenditures, as that information is not used by the CODM in assessing segment performance and allocating resources.
Details of operating segment revenue are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Risk and Insurance Services
Marsh Risk	$3,782	$3,520
Guy Carpenter	1,269	1,242
Total Risk and Insurance Services	5,051	4,762
Consulting
Mercer	1,661	1,496
Marsh Management Consulting	897	818
Total Consulting	2,558	2,314
Total Segments	7,609	7,076
Corporate Eliminations	(12)	(15)
Total	$7,597	$7,061

19.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted:
In December 2025, the FASB issued an accounting standard update to improve the guidance for interim reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The update also provides additional guidance on what disclosures should be provided in interim reporting periods. The new guidance adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The update can either be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.
In September 2025, the FASB issued an accounting standard update which amends certain aspects of the accounting for and disclosure for internal-use software costs. The new guidance removes references to software development project stages so that it is neutral to different software development methods, including methods that entities may use to develop software in the future. The new guidance requires an entity to capitalize software costs when: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.
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
New Accounting Pronouncement Adopted Effective December 31, 2025:
In December 2023, the FASB issued an accounting standard update on income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The new guidance requires public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, all entities are required to disclose on an annual basis the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, and by individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid, net of refunds received. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption was permitted. An entity should apply the amendments in the standard prospectively, even though retrospective application is permitted. The Company adopted the new standard effective December 31, 2025, on a prospective basis, which impacted disclosures only, with no impact to results of operations, cash flows, or financial condition.

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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three months ended March 31, 2026, compared to the corresponding period in 2025, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each reportable segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three months ended March 31, 2025, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended March 31, 2025.
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

Financial Highlights
•Consolidated revenue for the three months ended March 31, 2026 was $7.6 billion, an increase of 8%, or 4% on an underlying basis.
•Consolidated operating income for the three months ended March 31, 2026 was $1.8 billion, a decrease of 12%, compared to the corresponding period in the prior year. Net income attributable to the Company was $1.1 billion. Earnings per share on a diluted basis was $2.36, a decrease of 15%, compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended March 31, 2026 was $5.1 billion, an increase of 6%, or 3% on an underlying basis. Operating income was $1.3 billion, compared with $1.6 billion for the corresponding period in the prior year.
•Marsh Risk's revenue for the three months ended March 31, 2026 was $3.7 billion, an increase of 8%, or 4% on an underlying basis. Guy Carpenter's revenue for the three months ended March 31, 2026 was $1.2 billion, an increase of 3%, or 2% on an underlying basis.
•Consulting revenue for the three months ended March 31, 2026 was $2.6 billion, an increase of 11%, or 5% on an underlying basis. Operating income was $525 million, compared with $456 million for the corresponding period in the prior year.
•Mercer's revenue for the three months ended March 31, 2026 was $1.7 billion, an increase of 11%, or 5% on an underlying basis. Marsh Management Consulting's revenue for the three months ended March 31, 2026 was $897 million, an increase of 10%, or 6% on an underlying basis.
•In the first quarter of 2026, the Company recorded an estimated liability and legal expenses of $425 million related to the Greensill litigation. Additional information on this matter is included in Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements.
•The Company's results of operations for the three months ended March 31, 2026 included restructuring costs of $45 million related primarily to severance, lease exit charges, and consulting and outside services.
•The Company completed 2 acquisitions in the first quarter of 2026 for a total purchase consideration of $45 million.
•The Company's effective tax rate for the three months ended March 31, 2026 was 25.0%.
•For the three months ended March 31, 2026, the Company repurchased 4.2 million shares for $750 million.
•In March 2026, the Company repaid $600 million of 3.750% senior notes at maturity.
•In February 2026, the Company issued $600 million of 4.950% senior notes due 2036.
•In February 2026, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in May 2026.
* * * * *
The macroeconomic and geopolitical environment including from the conflict in the Middle East and other wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation and changes in insurance premium rates could impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see "Part I, Item 1A. Risk Factors" in our annual Report on Form 10-K for the year ended December 31, 2025.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenue	$7,597	$7,061
Expense:
Compensation and benefits	4,130	3,850
Other operating expenses	1,713	1,206
Operating expenses	5,843	5,056
Operating income	$1,754	$2,005
Income before income taxes	$1,581	$1,827
Net income before non-controlling interests	$1,186	$1,412
Net income attributable to the Company	$1,146	$1,381
Net income per share attributable to the Company:
– Basic	$2.37	$2.81
– Diluted	$2.36	$2.79
Average number of shares outstanding:
– Basic	484	492
– Diluted	486	495
Shares outstanding at March 31,	482	493
Consolidated operating income decreased $251 million, or 12% to $1.8 billion for the three months ended March 31, 2026, compared to $2.0 billion for the corresponding period in the prior year, reflecting an 8% increase in revenue and a 16% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 6% and 11%, respectively. The increase in expenses was driven primarily by the recording of an estimated liability and legal expenses of $425 million related to the Greensill litigation.
For the three months ended March 31, 2026, foreign exchange movements associated with the weakening of the U.S. dollar, increased consolidated revenue, expenses and operating income by approximately 3%.
Diluted earnings per share decreased to $2.36 from $2.79, or 15% from the prior year, reflecting a decrease in operating income.

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
The following tables present the Company's non-GAAP revenue for the three months ended March 31, 2026 and 2025, and the related non-GAAP underlying revenue change:

Three Months Ended March 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Risk and Insurance Services
Marsh Risk	$3,726	$3,453	8%	$3,582	$3,435	4%
Guy Carpenter	1,240	1,206	3%	1,214	1,194	2%
Subtotal	4,966	4,659	7%	4,796	4,629	4%
Fiduciary interest income	85	103		84	103
Total Risk and Insurance Services	5,051	4,762	6%	4,880	4,732	3%
Consulting
Mercer	1,661	1,496	11%	1,562	1,494	5%
Marsh Management Consulting	897	818	10%	870	818	6%
Total Consulting	2,558	2,314	11%	2,432	2,312	5%
Corporate Eliminations	(12)	(15)		(12)	(15)
Total Revenue	$7,597	$7,061	8%	$7,300	$7,029	4%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended March 31, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Marsh Risk:
EMEA	$1,208	$1,059	14%	$1,117	$1,057	6%
Asia Pacific	369	335	10%	352	334	5%
Latin America	136	124	10%	127	124	2%
Total International	1,713	1,518	13%	1,596	1,515	5%
U.S./Canada	2,013	1,935	4%	1,986	1,920	3%
Total Marsh Risk	$3,726	$3,453	8%	$3,582	$3,435	4%
Mercer:
Wealth	$752	$670	12%	$702	$666	5%
Health	661	608	9%	639	603	6%
Career	248	218	13%	221	225	(2)%
Total Mercer	$1,661	$1,496	11%	$1,562	$1,494	5%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three months ended March 31, 2026 and 2025:

	2026				2025
Three Months Ended March 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh Risk	$3,726	$(108)	$(36)	$3,582	$3,453	$(18)	$3,435
Guy Carpenter	1,240	(26)	—	1,214	1,206	(12)	1,194
Subtotal	4,966	(134)	(36)	4,796	4,659	(30)	4,629
Fiduciary interest income	85	(1)	—	84	103	—	103
Total Risk and Insurance Services	5,051	(135)	(36)	4,880	4,762	(30)	4,732
Consulting
Mercer	1,661	(68)	(31)	1,562	1,496	(2)	1,494
Marsh Management Consulting	897	(26)	(1)	870	818	—	818
Total Consulting	2,558	(94)	(32)	2,432	2,314	(2)	2,312
Corporate Eliminations	(12)	—	—	(12)	(15)	—	(15)
Total Revenue	$7,597	$(229)	$(68)	$7,300	$7,061	$(32)	$7,029
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2026				2025
Three Months Ended March 31, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh Risk:
EMEA	$1,208	$(82)	$(9)	$1,117	$1,059	$(2)	$1,057
Asia Pacific	369	(13)	(4)	352	335	(1)	334
Latin America	136	(9)	—	127	124	—	124
Total International	1,713	(104)	(13)	1,596	1,518	(3)	1,515
U.S./Canada	2,013	(4)	(23)	1,986	1,935	(15)	1,920
Total Marsh Risk	$3,726	$(108)	$(36)	$3,582	$3,453	$(18)	$3,435
Mercer:
Wealth	$752	$(38)	$(12)	$702	$670	$(4)	$666
Health	661	(20)	(2)	639	608	(5)	603
Career	248	(10)	(17)	221	218	7	225
Total Mercer	$1,661	$(68)	$(31)	$1,562	$1,496	$(2)	$1,494
Note: Amounts in the tables above are rounded to whole numbers.

Consolidated Revenue
Consolidated revenue increased $536 million, or 8%, to $7.6 billion for the three months ended March 31, 2026, compared to $7.1 billion for the three months ended March 31, 2025. Consolidated revenue increased 4% on an underlying basis, 3% from the impact of foreign currency translation, and 1% from acquisitions. On an underlying basis, revenue increased 3% and 5% for the three months ended March 31, 2026, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue growth for the three months ended March 31, 2026 reflects the continued demand for our advice and solutions.
Consolidated Operating Expenses
Consolidated operating expenses increased $787 million, or 16%, to $5.8 billion for the three months ended March 31, 2026, compared to $5.1 billion for the three months ended March 31, 2025. Expenses also reflect a 3% increase from the impact of foreign currency translation and 1% from acquisitions.
Consolidated operating expenses for the three months ended March 31, 2026 reflect the recording of an estimated liability and legal expenses of $425 million related to the Greensill litigation. Consolidated operating expenses also reflect increased compensation and benefits, driven by higher base salaries and incentive compensation.
Restructuring Activities
The Company incurred a total of $45 million for restructuring costs for the three months ended March 31, 2026.
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
The Company incurred $187 million of restructuring costs in connection with the Program through March 31, 2026, primarily severance, of which $37 million were incurred for the three months ended March 31, 2026.
The Company continues to refine its detailed plans for the Program which may change the timing, expected costs, and related savings.
For the three months ended March 31, 2025, the Company incurred a total of $32 million for restructuring activities related primarily to severance and lease exit charges.
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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2026	2025
Revenue	$5,051	$4,762
Compensation and benefits	2,606	2,451
Other operating expenses	1,134	698
Operating expenses	3,740	3,149
Operating income	$1,311	$1,613
Operating income margin	26.0%	33.9%
Revenue
Revenue in the Risk and Insurance Services segment increased $289 million, or 6%, to $5.1 billion for the three months ended March 31, 2026, compared to $4.8 billion for the three months ended March 31, 2025. Revenue increased 3% on both an underlying basis and from the impact of foreign currency translation.
Interest earned on fiduciary funds decreased $18 million to $85 million for the three months ended March 31, 2026, compared to $103 million for the three months ended March 31, 2025, due to lower average interest rates compared to the corresponding period in the prior year.
In Risk and Insurance Services, underlying revenue growth for the three months ended March 31, 2026 was driven by higher new business and renewal revenue at Marsh Risk, partially offset by declining insurance premium rates.
Marsh Risk's revenue increased $273 million, or 8%, to $3.7 billion for the three months ended March 31, 2026, compared to $3.5 billion for the three months ended March 31, 2025. This reflects an increase of 4% on an underlying basis, 3% from the impact of foreign currency translation and 1% from acquisitions. U.S./Canada rose 3% on an underlying basis. Total International produced underlying revenue growth of 5%, reflecting growth of 6% in EMEA, 5% in Asia Pacific and 2% in Latin America.
Guy Carpenter's revenue increased $34 million, or 3%, to $1.2 billion for the three months ended March 31, 2026, compared to the corresponding period in the prior year. This reflects an increase of 2% on both an underlying basis and from the impact of foreign currency translation, partially offset by a decrease of 1% from acquisitions.
Guy Carpenter’s underlying revenue growth for the three months ended March 31, 2026 was driven by new business growth across most regions and global specialties, partially offset by declining reinsurance premium rates.
The Risk and Insurance Services segment completed one acquisition for the three months ended March 31, 2026. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurances Services segment increased $591 million, or 19%, to $3.7 billion for the three months ended March 31, 2026, compared to $3.1 billion for the three months ended March 31, 2025. Expenses reflect an increase of 3% from the impact of foreign currency translation and 1% from acquisitions.
Expenses for the three months ended March 31, 2026 reflect the recording of an estimated liability and legal expenses of $425 million related to the Greensill litigation. Expenses also reflect increased compensation and benefits, driven by higher base salaries and incentive compensation.

Consulting
The Company conducts business in its Consulting segment through Mercer and Marsh Management Consulting. Mercer is a provider in delivering advice, solutions and products that help organizations meet the health, wealth and career needs of a changing workforce. Marsh Management Consulting offers management consulting and advisory services across various industries.
The results of operations for the Consulting segment are as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2026	2025
Revenue	$2,558	$2,314
Compensation and benefits	1,475	1,363
Other operating expenses	558	495
Operating expenses	2,033	1,858
Operating income	$525	$456
Operating income margin	20.5%	19.7%
Revenue
Consulting revenue increased $244 million, or 11%, to $2.6 billion for the three months ended March 31, 2026, compared to $2.3 billion for the three months ended March 31, 2025. This reflects an increase of 5% on an underlying basis, 4% from the impact of foreign currency translation, and 1% from acquisitions.
In Consulting, underlying revenue growth for the three months ended March 31, 2026 was driven by growth in both Mercer and Marsh Management Consulting.
Mercer's revenue increased $165 million, or 11%, to $1.7 billion for the three months ended March 31, 2026, compared to $1.5 billion for the three months ended March 31, 2025. This reflects an increase of 5% on an underlying basis, 5% from the impact of foreign currency translation, and 2% from acquisitions.
On an underlying basis, revenue for Health and Wealth increased 6% and 5%, respectively, and decreased 2% in Career, as compared to the corresponding period in the prior year.
Underlying revenue growth at Mercer was driven by solid growth in Health and Wealth, offset by a contraction in Career. Health reflected growth across all regions. Wealth growth was driven by investment management, primarily reflecting positive net flows and the impact of capital markets. Career reflected a decline in project-related work in the U.S. and Canada.
Marsh Management Consulting's revenue increased $79 million, or 10%, to $897 million for the three months ended March 31, 2026, compared to $818 million for the three months ended March 31, 2025. This reflects an increase of 6% on an underlying basis and 3% from the impact of foreign currency translation.
The increase in underlying revenue growth at Marsh Management Consulting for the three months ended March 31, 2026 was driven by growth in most regions.
The Consulting segment completed one acquisition for the three months ended March 31, 2026. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $175 million, or 9%, to $2.0 billion for the three months ended March 31, 2026, compared to $1.9 billion for the three months ended March 31, 2025. Expenses reflect an increase of 4% from the impact of foreign currency translation and 1% from acquisitions.
Expenses for the three months ended March 31, 2026 reflect increased compensation and benefits, driven by higher base salaries and incentive compensation.

Corporate and Other
Corporate expenses increased $18 million, or 28%, to $82 million for the three months ended March 31, 2026, compared to $64 million for the three months ended March 31, 2025, reflecting primarily increased compensation and benefits and restructuring costs in the current period compared to the prior year.
Interest Income
Interest income was $11 million for the three months ended March 31, 2026, compared to $19 million for the three months ended March 31, 2025. Interest income decreased $8 million for the three months ended March 31, 2026 due to lower average interest rates compared to the corresponding period in the prior year.
Interest Expense
Interest expense was $240 million for the three months ended March 31, 2026, compared to $245 million for the three months ended March 31, 2025.
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
The Company recorded net investment income of $6 million for the three months ended March 31, 2026, compared to net investment income of $5 million for the three months ended March 31, 2025.
Income and Other Taxes
The Company's effective tax rate for the three months ended March 31, 2026 was 25.0%, compared with 22.7% for the corresponding period of 2025.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
Purchases of U.S. tax credits are the most significant discrete item for the three months ended March 31, 2026, reducing the effective tax rate by 0.3%. For the three months ended March 31, 2025, the most significant discrete item was the excess tax benefit related to share-based payments, which reduced the effective tax rate by 2.1%.
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
On July 4, 2025, U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, which are effective beginning in 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current year or future years.
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
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At March 31, 2026, the Company had approximately $1.5 billion of cash and cash equivalents in its foreign operations, which includes $511 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the three months ended March 31, 2026, the Company recorded foreign currency translation adjustments which decreased net equity by $150 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
Cash and cash equivalents on the consolidated balance sheets includes funds available for general corporate purposes. Fiduciary assets are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Fiduciary assets cannot be used for general corporate purposes, and should not be considered as a source of liquidity for the Company.
Operating Cash Flows
The Company used $688 million of cash from operations for the three months ended March 31, 2026, compared to $622 million for the first three months of 2025. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $79 million and $57 million related to its restructuring activities for the three months ended March 31, 2026 and 2025, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law. For the three months ended March 31, 2026, the Company contributed $9 million to its U.S. defined benefit pension plans and $6 million to its non-U.S. defined benefit pension plans. For the three months ended March 31, 2025, the Company contributed $11 million to its U.S. defined benefit pension plans and $7 million to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. For the three months ended March 31, 2026, the Company made contributions of $9 million to its non-qualified plans. The Company expects to contribute approximately $33 million to its U.S. qualified plan and an additional $25 million to its U.S. non-qualified plans over the remainder of 2026.
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
The Company expects to fund an additional $33 million to its non-U.S. defined benefit plans over the remainder of 2026, comprising approximately $1 million to the U.K. non-qualified plan and $32 million to plans outside of the U.K.
Financing Cash Flows
Net cash provided by financing activities was $114 million for the three months ended March 31, 2026, compared with $138 million used for financing activities for the corresponding period in 2025.
Credit Facilities
The Company has a $3.5 billion multi-currency unsecured five-year revolving credit facility (the "Credit Facility") expiring October 2028. Borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) the Secured Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At March 31, 2026 and December 31, 2025, the Company had no borrowings under this facility.
The Company maintains other credit and overdraft facilities with various financial institutions aggregating $121 million and $122 million at March 31, 2026 and December 31, 2025, respectively. There were no outstanding borrowings under these facilities at March 31, 2026 and December 31, 2025.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $155 million and $150 million at March 31, 2026 and December 31, 2025, respectively.
Debt
The Company has a $3.5 billion short-term debt financing program through the issuance of commercial paper. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $1.0 billion of commercial paper outstanding at March 31, 2026, at an average effective interest rate of 4.06%. The Company did not have any commercial paper outstanding at December 31, 2025.
In March 2026, the Company repaid $600 million of 3.750% senior notes at maturity.
In February 2026, the Company issued $600 million of 4.950% senior notes due 2036. The Company used the net proceeds from these issuances for general corporate purposes.
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
In November 2025, the Board of Directors authorized the Company to repurchase up to $6 billion of the Company’s common stock, which superseded any prior authorizations.
For the three months ended March 31, 2026, the Company repurchased 4.2 million shares of its common stock for $750 million. At March 31, 2026, the Company remained authorized by the Board of Directors to repurchase up to approximately $4.9 billion in shares of its common stock. There is no time limit on the authorization.

For the three months ended March 31, 2025, the Company repurchased 1.3 million shares of its common stock for $300 million.
Dividends
The Company paid dividends on its common stock shares of $440 million ($0.900 per share) for the three months ended March 31, 2026, compared with $405 million ($0.815 per share) for the first three months of 2025.
In February 2026, the Board of Directors of the Company declared a quarterly dividend of $0.900 per share on outstanding common stock, payable in May 2026. In February 2026, the Company also paid the quarterly dividend declared in January 2026 by the Company's Board of Directors of $0.900 per share on outstanding common stock.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Three Months Ended March 31,
(In millions)	2026	2025
Operating:
Contingent consideration payments for prior year acquisitions	$(1)	$(14)
Acquisition/disposition related net charges for adjustments	11	9
Adjustments and payments related to contingent consideration	$10	$(5)
Financing:
Contingent consideration for prior year acquisitions	$(17)	$(5)
Deferred consideration for prior year acquisitions	(14)	(27)
Payments of deferred and contingent consideration for acquisitions	$(31)	$(32)

Receipt of deferred and contingent consideration for dispositions	$12	$—
For acquisitions completed during the first three months of 2026 and in prior years, remaining estimated future contingent payments of $266 million and deferred consideration payments of $149 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheets at March 31, 2026.
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
The U.S. dollar value of the Euro notes decreased by $29 million through March 31, 2026, due to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the three months ended March 31, 2026.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect increases of $361 million and $86 million for the three months ended March 31, 2026 and 2025, respectively, related to fiduciary liabilities.

Investing Cash Flows
Net cash used for investing activities amounted to $104 million for the first three months of 2026, compared with $26 million provided by investing activities for the corresponding period in 2025.
The Company paid $41 million and $18 million, net of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made in the first three months of 2026 and 2025, respectively.
In the first quarter of 2025, the Company sold Marsh McLennan Agency's ("MMA") Technology Consulting and Administrative Solutions ("TCAS") business for approximately $25 million, and recorded a gain of $15 million, which is included in revenue in the consolidated statements of income.
The Company's additions to fixed assets and capitalized software for the three months ended March 31, 2026 and 2025, amounted to $62 million and $55 million, respectively, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash from the sale of long-term investments for the three months ended March 31, 2025 is primarily due to the disposal of an investment in a unit trust fund.
Cash used for long-term investments for the three months ended March 31, 2026 is due to investments in private equity funds. At March 31, 2026, the Company has commitments for potential future investments of approximately $102 million in private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at March 31, 2026:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$1,049	$1,049	$—	$—	$—
Current portion of long-term debt	653	653	—	—	—
Long-term debt	19,057	—	2,793	2,431	13,833
Interest on long-term debt	12,946	913	1,740	1,491	8,802
Net operating leases	2,106	387	628	434	657
Service agreements	595	282	201	112	—
Other long-term obligations (a)	504	237	202	65	—
Total	$36,910	$3,521	$5,564	$4,533	$23,292
(a)Primarily reflects the future payments of deferred and contingent purchase consideration.
The table does not include the liability for unrecognized tax benefits of $114 million as the Company is unable to reasonably predict the timing of settlement of these liabilities, other than approximately $63 million that may become payable within one year. The table also does not include the remaining transitional tax payments related to the Tax Cuts and Jobs Act (the "TCJA") of $13 million, which will be paid in April 2026.
Management’s Discussion of Critical Accounting Policies and Estimates
The Company’s discussion of critical accounting policies and estimates that place the most significant demands on management’s judgment and requires management to make significant estimates about matters that are inherently uncertain are discussed in the MD&A in the 2025 Form 10-K.
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
The Company had the following investments subject to variable interest rates:

(In millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,611	$2,687
Cash and cash equivalents held in a fiduciary capacity	$11,744	$11,473
Based on the above balances at March 31, 2026, if short-term interest rates increased or decreased by 10%, or 30 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $30 million.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian dollar and Canadian dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $123 million. The Company has exposure to approximately 80 foreign currencies. If exchange rates at March 31, 2026, hold constant for the rest of 2026, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will increase full year net operating income by approximately $82 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company has investments in certain private equity funds as well as in public and private companies of approximately $324 million that are accounted for using the equity method of accounting. The Company also holds investments of approximately $26 million that are valued using readily determinable fair values and approximately $16 million of investments without readily determinable fair values. The Company's investments are subject to risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
Other
A number of lawsuits and regulatory proceedings are pending. Refer to Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements included in this report.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company and its subsidiaries are party to a variety of other legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business.
Additional information regarding certain legal proceedings and related matters as set forth in Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements provided in Part I of this report is incorporated herein by reference.
Item 1A. Risk Factors.
The Company and its subsidiaries face a number of risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, readers should consider carefully the risk factors discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.
If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, results of operations or financial condition could be materially adversely affected.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the three months ended March 31, 2026, the Company repurchased 4.2 million shares of its common stock for $750 million. At March 31, 2026, the Company remained authorized to repurchase up to approximately $4.9 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	820,037	$182.9185	820,037	$5,525,345,373
February 1 - 28, 2026	1,852,282	$178.9176	1,852,282	$5,193,939,578
March 1 - 31, 2026	1,519,498	$176.7646	1,519,498	$4,925,346,151
Total	4,191,817	$178.9198	4,191,817	$4,925,346,151
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

Date:	April 16, 2026	/s/ Mark C. McGivney
Mark C. McGivney
Chief Financial Officer

Date:	April 16, 2026	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name
4.1	Twenty-first Supplemental Indenture, dated December 13, 2024, between Marsh & McLennan Companies, Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to the Company's Current Report on Form 10-K dated February 10, 2025)

10.1	Letter Agreement Amendment, dated February 24, 2026, between Marsh & McLennan Companies, Inc. and John Q. Doyle

10.2	Letter Agreement Amendment, dated February 24, 2026, between Marsh & McLennan Companies, Inc. and Mark C. McGivney

10.3	Letter Agreement Amendment, dated March 6, 2026, between Marsh & McLennan Companies, Inc. and Martin South

10.4	Letter Agreement Amendment, dated February 24, 2026, between Marsh & McLennan Companies, Inc. and Dean M. Klisura

10.5	Letter Agreement Amendment, dated February 24, 2026, between Marsh & McLennan Companies, Inc. and Patrick Tomlinson

10.6	Form of Stock Option Award, dated as of February 24, 2026, under the Amended and Restated Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.7	Form of Performance Stock Unit Award, dated as of February 24, 2026, under the Amended and Restated Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.8	Form of Restricted Stock Unit Award, dated as of February 24, 2026, under the Amended and Restated Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan

10.9
Form of Deferred Stock Unit Award, with grant dates from March 1, 2026 through February 1, 2027, under the Amended and Restated Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Cliff Vesting

10.10
Form of Deferred Stock Unit Award, with grant dates from March 1, 2026 through February 1, 2027, under the Amended and Restated Marsh & McLennan Companies, Inc. 2020 Incentive and Stock Award Plan – Ratable Vesting

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