Form 10-Q
period 2026-06-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2026-07-21
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of July 16, 2026, there were outstanding 477,211,268 shares of common stock, par value $1.00 per share, of the registrant.

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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$7,404	$6,974	$15,001	$14,035
Expense:
Compensation and benefits	4,141	3,895	8,271	7,745
Other operating expenses	1,364	1,250	3,077	2,456
Operating expenses	5,505	5,145	11,348	10,201
Operating income	1,899	1,829	3,653	3,834
Other net benefit credits	50	48	100	91
Interest income	8	5	19	24
Interest expense	(250)	(243)	(490)	(488)
Investment (loss) income	(5)	7	1	12
Income before income taxes	1,702	1,646	3,283	3,473
Income tax expense	411	415	806	830
Net income before non-controlling interests	1,291	1,231	2,477	2,643
Less: Net income attributable to non-controlling interests	25	20	65	51
Net income attributable to the Company	$1,266	$1,211	$2,412	$2,592
Net income per share attributable to the Company:
– Basic	$2.64	$2.46	$5.00	$5.27
– Diluted	$2.63	$2.45	$4.99	$5.23
Average number of shares outstanding:
– Basic	480	492	482	492
– Diluted	482	495	484	495
Shares outstanding at June 30,	478	492	478	492
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income before non-controlling interests	$1,291	$1,231	$2,477	$2,643
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(46)	787	(244)	1,189
Gain (loss) related to pension/post-retirement plans	45	(208)	143	(296)
Other comprehensive (loss) income, before tax	(1)	579	(101)	893
Income tax expense (benefit) on other comprehensive loss	14	(73)	45	(103)
Other comprehensive (loss) income, net of tax	(15)	652	(146)	996
Comprehensive income	1,276	1,883	2,331	3,639
Less: comprehensive income attributable to non-controlling interest	25	20	65	51
Comprehensive income attributable to the Company	$1,251	$1,863	$2,266	$3,588
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,700	$2,687
Cash and cash equivalents held in a fiduciary capacity	12,203	11,473
Receivables
Commissions and fees	8,289	7,015
Advanced premiums and claims	86	67
Other	727	750
	9,102	7,832
Less-allowance for credit losses	(159)	(162)
Net receivables	8,943	7,670
Other current assets	1,487	1,370
Total current assets	24,333	23,200

Goodwill	24,352	24,337
Other intangible assets	4,505	4,746
Fixed assets (net of accumulated depreciation and amortization of $1,732 at June 30, 2026 and $1,669 at December 31, 2025)	806	829
Pension related assets	2,225	2,140
Right of use assets	1,428	1,460
Deferred tax assets	199	212
Other assets	1,834	1,786
	$59,682	$58,710
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,670	$1,267
Accounts payable and accrued liabilities	4,051	3,652
Accrued compensation and employee benefits	2,629	3,962
Current lease liabilities	327	333
Accrued income taxes	479	373
Fiduciary liabilities	12,203	11,473
Total current liabilities	21,359	21,060

Long-term debt	18,891	18,320
Pension, post-retirement and post-employment benefits	739	786
Long-term lease liabilities	1,494	1,529
Liabilities for errors and omissions	280	288
Other liabilities	1,486	1,412
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at June 30, 2026 and December 31, 2025	561	561
Additional paid-in capital	1,566	1,547
Retained earnings	29,301	27,767
Accumulated other comprehensive loss	(5,575)	(5,429)
Non-controlling interests	250	215
	26,103	24,661
Less – treasury shares, at cost, 82,719,184 shares at June 30, 2026 and 75,783,063 shares at December 31, 2025	(10,670)	(9,346)
Total equity	15,433	15,315
	$59,682	$58,710
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(In millions)	2026	2025
Operating cash flows:
Net income before non-controlling interests	$2,477	$2,643
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	179	179
Amortization of intangible assets	275	279
Non-cash lease expense	151	145
Adjustments and payments related to contingent consideration assets and liabilities	(33)	11
Gain on consolidation of entity	—	(13)
Net (gain) on investments	(1)	(12)
Net (gain) on disposition of assets	(7)	(15)
Share-based compensation expense	235	210
Changes in assets and liabilities:
Net receivables	(1,365)	(921)
Other assets	(154)	(69)
Accrued compensation and employee benefits	(1,319)	(1,334)
Provision for taxes, net of payments and refunds	169	190
Contributions to pension and other benefit plans in excess of current year credit	(123)	(117)
Other liabilities	521	38
Operating lease liabilities	(170)	(165)
Net cash provided by (used for) operations	835	1,049
Financing cash flows:
Purchase of treasury shares	(1,512)	(600)
Net proceeds from issuance of commercial paper	1,024	150
Proceeds from issuance of debt	595	—
Repayments of debt	(610)	(510)
Payment to acquire non-controlling interest	(54)	—
Shares withheld for taxes on vested units – treasury shares	(123)	(142)
Issuance of common stock from treasury shares	91	175
Payments of deferred and contingent consideration for acquisitions	(61)	(43)
Receipts of deferred and contingent consideration for dispositions	12	—
Distributions of non-controlling interests	(30)	(34)
Dividends paid	(878)	(810)
Change in fiduciary liabilities	860	(19)
Net cash provided by (used for) financing activities	(686)	(1,833)
Investing cash flows:
Capital expenditures	(134)	(114)
Purchases of long-term investments	(9)	(15)
Sales of long-term investments	1	84
Dispositions	12	15
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(129)	(62)
Other, net	(6)	(3)
Net cash provided by (used for) investing activities	(265)	(95)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(141)	753
Increase (Decrease) in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(257)	(126)
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	14,160	13,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$13,903	$13,548

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at June 30,	2026	2025
(In millions)
Cash and cash equivalents	$1,700	$1,677
Cash and cash equivalents held in a fiduciary capacity	12,203	11,871
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$13,903	$13,548
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,474	$1,253	$1,547	$1,370
Change in accrued stock compensation costs	75	95	(119)	(131)
Issuance of shares under stock compensation and employee stock purchase plans	17	14	138	123
Balance, end of period	$1,566	$1,362	$1,566	$1,362
RETAINED EARNINGS
Balance, beginning of period	$28,037	$25,881	$27,767	$25,306
Net income attributable to the Company	1,266	1,211	2,412	2,592
Dividends declared	—	(1)	(872)	(802)
Dividend equivalents declared	(2)	(3)	(6)	(8)
Balance, end of period	$29,301	$27,088	$29,301	$27,088
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,560)	$(5,896)	$(5,429)	$(6,240)
Other comprehensive (loss) income, net of tax	(15)	652	(146)	996
Balance, end of period	$(5,575)	$(5,244)	$(5,575)	$(5,244)
TREASURY SHARES
Balance, beginning of period	$(9,943)	$(7,734)	$(9,346)	$(7,655)
Issuance of shares under stock compensation and employee stock purchase plans	30	34	188	255
Purchase of treasury shares	(757)	(300)	(1,512)	(600)
Balance, end of period	$(10,670)	$(8,000)	$(10,670)	$(8,000)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$237	$203	$215	$193
Net income attributable to non-controlling interests	25	20	65	51
Distributions and other changes	(12)	(14)	(30)	(35)
Balance, end of period	$250	$209	$250	$209
TOTAL EQUITY	$15,433	$15,976	$15,433	$15,976
Dividends declared per share	$—	$—	$1.80	$1.63
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
The accompanied consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the six months ended June 30, 2026 and 2025.
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
The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S., or as collateral under captive insurance arrangements. At June 30, 2026, the Company maintained $588 million, compared to $553 million at December 31, 2025 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three and six months ended June 30, 2026 and 2025, respectively.
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
The Company recorded net investment losses of $5 million and net investment income of $1 million for the three and six months ended June 30, 2026, respectively, compared to net investment income of $7 million and $12 million, respectively, for the corresponding periods in the prior year.

Income Taxes
The Company's effective tax rate for the three months ended June 30, 2026 was 24.2%, compared with 25.2% for the corresponding quarter of 2025. The effective tax rates for the six months ended June 30, 2026 and 2025 were 24.6% and 23.9%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
For the three and six months ended June 30, 2026, changes to country implementation of Pillar Two gave rise to the most significant discrete item, increasing the effective tax rate by 0.7% and 0.3%, respectively. For the three and six months ended June 30, 2025, the most significant discrete item was the excess tax benefit related to share-based payments, which reduced the effective tax rate by 0.2% and 1.2%, respectively.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $112 million at June 30, 2026, and $109 million at December 31, 2025.
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

Restructuring Costs
Charges associated with restructuring activities are recognized in accordance with applicable accounting guidance, which includes accounting for disposal or exit activities, guidance related to impairment of right-of-use ("ROU") assets related to real estate leases, as well as other costs resulting from accelerated depreciation or amortization of leasehold improvements and other property and equipment.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2025 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Marsh Risk:
EMEA	$1,063	$1,006	$2,271	$2,065
Asia Pacific	439	409	808	744
Latin America	153	132	289	256
Total International	1,655	1,547	3,368	3,065
U.S./Canada	2,416	2,302	4,429	4,237
Total Marsh Risk	4,071	3,849	7,797	7,302
Guy Carpenter	664	677	1,904	1,883
Subtotal	4,735	4,526	9,701	9,185
Fiduciary interest income	88	99	173	202
Total Risk and Insurance Services	$4,823	$4,625	$9,874	$9,387
Mercer:
Wealth	$740	$685	$1,492	$1,355
Health	611	594	1,272	1,202
Career	247	219	495	437
Total Mercer	1,598	1,498	3,259	2,994
Marsh Management Consulting	1,004	873	1,901	1,691
Total Consulting	$2,602	$2,371	$5,160	$4,685
Total Segments	$7,425	$6,996	$15,034	$14,072
Corporate/Eliminations	(21)	(22)	(33)	(37)
Total	$7,404	$6,974	$15,001	$14,035
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	June 30, 2026	December 31, 2025
Contract assets	$644	$540
Contract liabilities	$1,081	$927

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
Revenue recognized for the three and six months ended June 30, 2026 that was included in the contract liability balance at the beginning of each of those periods was $233 million and $613 million, respectively, compared to revenue recognized of $246 million and $586 million, respectively, for the corresponding periods in the prior year.
The amount of revenue recognized for the three and six months ended June 30, 2026 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $35 million and $60 million, respectively, and $30 million and $57 million, respectively, for the corresponding periods in the prior year.
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
Risk and Insurance Services revenue includes interest on fiduciary funds of $88 million and $173 million for the three and six months ended June 30, 2026, respectively, and $99 million and $202 million for the three and six months ended June 30, 2025, respectively.
Net uncollected premiums and claims and the related payables were $18.0 billion at June 30, 2026 and $14.6 billion at December 31, 2025. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income before non-controlling interests	$1,291	$1,231	$2,477	$2,643
Less: Net income attributable to non-controlling interests	25	20	65	51
Net income attributable to the Company	$1,266	$1,211	$2,412	$2,592
Basic weighted average common shares outstanding	480	492	482	492
Dilutive effect of potentially issuable common shares	2	3	2	3
Diluted weighted average common shares outstanding	482	495	484	495
Average stock price used to calculate common stock equivalents	$167.10	$225.68	$173.51	$226.23

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the six months ended June 30, 2026 and 2025:

(In millions)	2026	2025
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$195	$162
Fiduciary liabilities assumed	(1)	(17)
Liabilities assumed	(16)	(21)
Fair value of previously-held equity investment	—	(15)
Contingent/deferred purchase consideration	(49)	(47)
Net cash outflow for acquisitions	$129	$62

(In millions)	2026	2025
Interest paid	$476	$442
Income taxes paid, net of refunds	$637	$640
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2026	2025
Operating:
Contingent consideration payments for prior year acquisitions	$(54)	$(19)
Acquisition/disposition related net charges for adjustments	21	30
Adjustments and payments related to contingent consideration	$(33)	$11
Financing:
Contingent consideration for prior year acquisitions	$(42)	$(7)
Deferred consideration for prior year acquisitions	(19)	(36)
Payments of deferred and contingent consideration for acquisitions	$(61)	$(43)

Receipts of deferred and contingent consideration for dispositions	$12	$—
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $358 million and $345 million for the six months ended June 30, 2026 and 2025, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $96 million and $235 million for the three and six months ended June 30, 2026, respectively, and $98 million and $210 million for the three and six months ended June 30, 2025, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three and six months ended June 30, 2026 and 2025, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at April 1, 2026	$(3,632)	$(1,928)	$(5,560)
Other comprehensive income (loss) before reclassifications	15	(49)	(34)
Amounts reclassified from accumulated other comprehensive income	19	—	19
Net current period other comprehensive income (loss)	34	(49)	(15)
Balance at June 30, 2026 (a)	$(3,598)	$(1,977)	$(5,575)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at April 1, 2025	$(3,475)	$(2,421)	$(5,896)
Other comprehensive (loss) income before reclassifications	(166)	809	643
Amounts reclassified from accumulated other comprehensive income	9	—	9
Net current period other comprehensive (loss) income	(157)	809	652
Balance at June 30, 2025 (a)	$(3,632)	$(1,612)	$(5,244)
(a)At each June 30, 2026 and 2025, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion.

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2026	$(3,707)	$(1,722)	$(5,429)
Other comprehensive income (loss) before reclassifications	73	(255)	(182)
Amounts reclassified from accumulated other comprehensive income	36	—	36
Net current period other comprehensive income (loss)	109	(255)	(146)
Balance at June 30, 2026 (a)	$(3,598)	$(1,977)	$(5,575)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2025	$(3,408)	$(2,832)	$(6,240)
Other comprehensive (loss) income before reclassifications	(240)	1,220	980
Amounts reclassified from accumulated other comprehensive income	16	—	16
Net current period other comprehensive (loss) income	(224)	1,220	996
Balance at June 30, 2025 (a)	$(3,632)	$(1,612)	$(5,244)
(a)At each June 30, 2026 and 2025, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion.

The components of other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025 are as follows:

Three Months Ended June 30,	2026			2025
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(46)	$3	$(49)	$787	$(22)	$809
Pension/post-retirement plans:
Amortization of losses (gains) included in net benefit (credit) cost:
Net actuarial losses (a)	24	5	19	11	2	9
Subtotal	24	5	19	11	2	9
Foreign currency translation adjustments	21	6	15	(224)	(54)	(170)
Effect of settlement	—	—	—	5	1	4
Pension/post-retirement plans gains (losses)	45	11	34	(208)	(51)	(157)
Other comprehensive (loss) income	$(1)	$14	$(15)	$579	$(73)	$652
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses are included in income tax expense.

Six Months Ended June 30,	2026			2025
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(244)	$11	$(255)	$1,189	$(31)	$1,220
Pension/post-retirement plans:
Amortization of losses (gains) included in net benefit (credit) cost:
Net actuarial losses (a)	47	11	36	21	5	16
Subtotal	47	11	36	21	5	16
Foreign currency translation adjustments	94	23	71	(324)	(78)	(246)
Effect of remeasurement	—	—	—	(3)	(1)	(2)
Effect of settlement	2	—	2	10	2	8
Pension/post-retirement plans gains (losses)	143	34	109	(296)	(72)	(224)
Other comprehensive (loss) income	$(101)	$45	$(146)	$893	$(103)	$996
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
The Risk and Insurance Services segment completed three acquisitions for the six months ended June 30, 2026:
•January – Marsh McLennan Agency ("MMA") acquired Robinson & Son, LLC., a New York-based insurance broker that provides property and casualty insurance solutions to businesses and individuals with a specialization in maritime insurance.
•April – MMA acquired Seitz Insurance Agency, a Montana-based insurance broker that provides commercial and personal lines coverage to businesses and families, with a specialization in the agriculture, crop and energy industries.
•June – MMA acquired TriBridge Partners, LLC and TriBridge Partners Financial, LLC, a Maryland-based insurance broker and retirement and wealth advisor that provides health and employee health and benefits, retirement plan advisory, wealth management, and individual insurance services to clients across the Mid-Atlantic.
The Consulting segment completed two acquisitions for the six months ended June 30, 2026:
•January – Mercer acquired Profil M Beratung für Human Resources Management GmbH & Co. KG., a Germany-based provider of consulting services in the areas of leadership assessment, executive development, leadership culture and transformation.
•June – Marsh Management Consulting acquired CR3 Partners, a Texas-based turnaround and performance transformation advisory firm specializing in transition, turnaround, and distressed situations.
Total purchase consideration for acquisitions made for the six months ended June 30, 2026 was $181 million, which consisted of cash paid of $132 million and deferred and estimated contingent purchase consideration of $49 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the six months ended June 30, 2026, the Company also paid $19 million of deferred purchase consideration and $96 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2026, based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions through June 30, 2026
(In millions)	Total
Cash	$132
Estimated fair value of deferred/contingent purchase consideration	49
Total consideration	$181
Allocation of purchase price:
Cash and cash equivalents	$2
Cash and cash equivalents held in a fiduciary capacity	1
Net receivables	11
Goodwill	132
Other intangible assets	51
Other assets	1
Total assets acquired	198
Current liabilities	12
Fiduciary liabilities	1
Other liabilities	4
Total liabilities assumed	17
Net assets acquired	$181
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
The following table provides information about other intangible assets acquired in 2026:

Other intangible assets through June 30, 2026 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$48	11.6 years
Other	3	4.1 years
Total other intangible assets	$51

The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The following table provides information about the consolidated statements of income for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Revenue	$11	$8	$17	$11
Operating (loss) income	$(1)	$2	$(1)	$3
The Company incurred acquisition related expenses for the three and six months ended June 30, 2026 of approximately $55 million and $103 million, respectively, and $58 million and $137 million, for the corresponding periods in the prior year. These costs included approximately $47 million and $89 million of integration and retention related costs in connection with the acquisition of McGriff Insurance Services for the three and six months ended June 30, 2026, and $45 million and $114 million, respectively, for the corresponding periods in the prior year. Acquisition related expenses are included in compensation and benefits or other operating expenses in the Company's consolidated statements of income, depending on the nature of the items.
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
Purchases of remaining ownership interests
In June 2026, the Company made a payment for the purchase of the remaining interest in a subsidiary for $54 million, which was completed in July 2026.
In July 2026, Marsh Risk acquired the remaining 60% ownership shares in Deasterra Partners, S.L., a Spain-based insurance broker that provides insurance and reinsurance brokerage services including specialized risk management solutions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$7,411	$7,038	$15,025	$14,176
Net income attributable to the Company	$1,267	$1,216	$2,415	$2,609
Basic net income per share attributable to the Company	$2.64	$2.47	$5.01	$5.30
Diluted net income per share attributable to the Company	$2.63	$2.46	$4.99	$5.27
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
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite-lived intangible assets at June 30, 2026 and December 31, 2025.
Changes in the carrying amount of goodwill are as follows:

(In millions)	2026	2025
Balance at January 1,	$24,337	$23,306
Goodwill acquired	132	100
Other adjustments (a)	(117)	513
Balance at June 30,	$24,352	$23,919
(a)Primarily reflects the impact of foreign exchange.

The goodwill from acquisitions in 2026 and 2025 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2026 included approximately $55 million and $51 million in the Risk and Insurance Services and Consulting segments, respectively, which is expected to be deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at June 30, 2026 is $19.6 billion for Risk and Insurance Services and $4.8 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026			December 31, 2025
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$7,055	$2,603	$4,452	$7,091	$2,422	$4,669
Other (a)	462	409	53	476	399	77
Other intangible assets	$7,517	$3,012	$4,505	$7,567	$2,821	$4,746
(a)Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three and six months ended June 30, 2026 was $137 million and $275 million, respectively, compared to $140 million and $279 million, respectively, for the corresponding periods in the prior year.
The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2026 (excludes amortization through June 30, 2026)	$269
2027	507
2028	479
2029	446
2030	434
Subsequent years	2,370
Total future amortization	$4,505

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	06/30/26	12/31/25	06/30/26	12/31/25	06/30/26	12/31/25	06/30/26	12/31/25
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$14	$12	$—	$—	$—	$—	$14	$12
Mutual funds (a)	221	202	—	—	—	—	221	202
Money market funds (b)	140	633	—	—	—	—	140	633
Total assets measured at fair value	$375	$847	$—	$—	$—	$—	$375	$847
Fiduciary Assets:
Money market funds	$250	$322	$—	$—	$—	$—	$250	$322
Total fiduciary assets measured at fair value	$250	$322	$—	$—	$—	$—	$250	$322
Liabilities:
Contingent purchase consideration liabilities (c)	$—	$—	$—	$—	$216	$268	$216	$268
Total liabilities measured at fair value	$—	$—	$—	$—	$216	$268	$216	$268
(a)Included in other assets in the consolidated balance sheets.
(b)Included in cash and cash equivalents in the consolidated balance sheets.
(c)Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
For the six months ended June 30, 2026 and 2025, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Balance at beginning of period	$266	$160	$268	$161
Net additions	22	32	23	37
Payments	(78)	(7)	(96)	(26)
Revaluation impact	10	21	21	30
Other	(4)	1	—	5
Balance at end of period	$216	$207	$216	$207
Long-Term Investments
The Company has investments in certain private equity funds as well as in public and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $316 million and $301 million at June 30, 2026 and December 31, 2025, respectively.
Private Equity Investments
The Company's investments in private equity funds were $234 million and $220 million at June 30, 2026 and December 31, 2025, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment losses of $5 million and $1 million for the three and six months ended June 30, 2026, respectively, and net investment income of $8 million and $10 million from these investments for the corresponding periods in 2025.
At June 30, 2026, the Company has commitments of potential future investments of approximately $210 million in private equity funds that invest primarily in financial services companies.

Investments in Public and Private Companies
The Company has investments in private insurance brokerage and consulting companies with a carrying value of $82 million and $81 million at June 30, 2026 and December 31, 2025, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis.
Other Investments
The Company held certain equity investments with readily determinable market values at June 30, 2026 and December 31, 2025, of $26 million and $24 million, respectively. For the six months ended June 30, 2026, the Company recorded mark-to-market gains on these investments of $2 million. For the three and six months ended June 30, 2025, the Company recorded mark-to-market losses of $1 million and mark-to-market gains of $2 million on these investments, respectively.
The Company also held investments without readily determinable market values of $17 million at both June 30, 2026 and December 31, 2025, respectively.
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
The U.S. dollar value of the Euro notes decreased by $43 million through June 30, 2026 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the six months ended June 30, 2026.
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
The Company determined that $5 million and $8 million of ROU assets were impaired for the three and six months ended June 30, 2026, and $1 million and $5 million for the three and six months ended June 30, 2025, respectively, and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.

The following table provides additional information about the Company’s property leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except weighted average data)	2026	2025	2026	2025
Lease Cost:
Operating lease cost (a)	$88	$88	$178	$174
Short-term lease cost	1	1	2	3
Variable lease cost	34	34	68	66
Sublease income	(6)	(6)	(12)	(10)
Net lease cost	$117	$117	$236	$233
Other information:
Operating cash outflows from operating leases			$204	$199
ROU assets obtained in exchange for new operating lease liabilities			$131	$42
Weighted average remaining lease term – real estate leases			7.2 years	7.4 years
Weighted average discount rate – real estate leases			4.02%	3.75%
(a)Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at June 30, 2026 are as follows:

(In millions)	Real Estate Leases
2026 (excludes payments through June 30, 2026)	$196
2027	376
2028	304
2029	255
2030	218
2031	193
Subsequent years	549
Total future lease payments	2,091
Less: Imputed interest	(270)
Total	$1,821
Current lease liabilities	$327
Long-term lease liabilities	1,494
Total lease liabilities	$1,821
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At June 30, 2026, the Company had additional operating real estate leases that had not yet commenced of $61 million. These operating leases will commence over the next 12 months.

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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit cost or credit for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
June 30,	2026	2025
Weighted average assumptions:
Discount rate	5.39%	5.36%
Expected return on plan assets	5.94%	5.43%
Rate of compensation increase*	3.12%	3.16%
(*)There are no rate of compensation increase assumptions for the primary U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans at June 30, 2026 is 50% equities and equity alternatives and 50% fixed income. At June 30, 2026, the actual allocation for the U.S. plans was 50% equities and equity alternatives and 50% fixed income. The target allocation for the U.K. plans at June 30, 2026 is 7% equities and equity alternatives and 93% fixed income. At June 30, 2026, the actual allocation for the U.K. plans was 8% equities and equity alternatives and 92% fixed income. The Company's U.K. plans comprised approximately 78% of non-U.S. plan assets at December 31, 2025.
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
The net benefit (credit) or cost of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions.
The components of the net benefit (credit) or cost for the defined benefit plans is as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$7	$7
Interest cost	144	149
Expected return on plan assets	(220)	(212)
Recognized actuarial loss	24	11
Net periodic benefit credit	$(45)	$(45)
Settlement loss	—	5
Net benefit credit	$(45)	$(40)

Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$13	$13
Interest cost	288	294
Expected return on plan assets	(440)	(416)
Recognized actuarial loss	47	21
Net periodic benefit credit	$(92)	$(88)
Settlement loss	2	10
Net benefit credit	$(90)	$(78)
The following tables provide the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2026	2025
Compensation and benefits expense	$7	$7
Other net benefit credits (a)	(52)	(47)
Net benefit credit	$(45)	$(40)
(a)For the three months ended June 30, 2026 and 2025, the Company recorded $2 million and $1 million, respectively, of net benefit cost related to the post-retirement plans.

Combined U.S. and significant non-U.S. Plans
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2026	2025
Compensation and benefits expense	$13	$13
Other net benefit credits (a)	(103)	(91)
Net benefit credit	$(90)	$(78)
(a)For the six months ended June 30, 2026, the Company recorded $3 million of net benefit cost related to the post-retirement plans.
The components of the net benefit credit for the U.S. defined benefit plans are as follows:

U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2026	2025
Interest cost	$62	$63
Expected return on plan assets	(70)	(73)
Recognized actuarial loss	9	6
Net periodic benefit cost (credit)	$1	$(4)
Settlement loss	—	1
Net benefit cost (credit)	$1	$(3)

U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2026	2025
Interest cost	$124	$127
Expected return on plan assets	(140)	(146)
Recognized actuarial loss	18	12
Net periodic benefit cost (credit)	$2	$(7)
Settlement loss	—	1
Net benefit cost (credit)	$2	$(6)
The components of the net benefit credit for the non-U.S. defined benefit plans are as follows:

Significant non-U.S. Plans only
For the Three Months Ended June 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$7	$7
Interest cost	82	86
Expected return on plan assets	(150)	(139)
Recognized actuarial loss	15	5
Net periodic benefit credit	$(46)	$(41)
Settlement loss	—	4
Net benefit credit	$(46)	$(37)

Significant non-U.S. Plans only
For the Six Months Ended June 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$13	$13
Interest cost	164	167
Expected return on plan assets	(300)	(270)
Recognized actuarial loss	29	9
Net periodic benefit credit	$(94)	$(81)
Settlement loss	2	9
Net benefit credit	$(92)	$(72)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and six months ended June 30, 2026 of approximately $17 million and $32 million, respectively, compared to contributions of $17 million and $35 million, respectively, for the corresponding periods in the prior year. The Company expects to contribute approximately $74 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and six months ended June 30, 2026 was $55 million and $111 million, respectively, and $52 million and $108 million, respectively, for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and six months ended June 30, 2026 was $45 million and $114 million, respectively, and $42 million and $98 million, respectively, for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	June 30, 2026	December 31, 2025
Short-term:
Commercial paper	$1,024	$—
Current portion of long-term debt	646	1,267
	$1,670	$1,267
Long-term:
Senior notes – 1.349% due 2026	$626	$647
Senior notes – 3.750% due 2026	—	600
Senior notes – 4.550% due 2027	947	946
Senior notes – Floating due 2027 (a)	299	299
Senior notes – 4.375% due 2029	1,500	1,499
Senior notes – 1.979% due 2030	625	646
Senior notes – 2.250% due 2030	744	744
Senior notes – 4.650% due 2030	993	992
Senior notes – 2.375% due 2031	398	398
Senior notes – 4.850% due 2031	993	992
Senior notes – 5.750% due 2032	495	494
Senior notes – 5.875% due 2033	299	298
Senior notes – 5.400% due 2033	594	594
Senior notes – 5.150% due 2034	496	496
Senior notes – 5.000% due 2035	1,983	1,983
Senior notes – 4.950% due 2036	595	—
Senior notes – 4.750% due 2039	496	496
Senior notes – 5.350% due 2044	495	495
Senior notes – 4.350% due 2047	494	494
Senior notes – 4.200% due 2048	594	594
Senior notes – 4.900% due 2049	1,240	1,240
Senior notes – 2.900% due 2051	346	346
Senior notes – 6.250% due 2052	492	492
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	989	989
Senior notes – 5.450% due 2054	494	493
Senior notes – 5.400% due 2055	1,479	1,479
Mortgage – 5.701% due 2035	239	249
Other	1	1
	19,537	19,587
Less: current portion	646	1,267
	$18,891	$18,320
(a)For the Floating Notes, interest is calculated based on a compounded SOFR benchmark rate plus 0.700%.
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.

In June 2026, the Company increased its short-term commercial paper financing program to $4.25 billion from $3.5 billion. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $1.0 billion of commercial paper outstanding at June 30, 2026, at an average effective interest rate of 4.02%. The Company did not have any commercial paper outstanding at December 31, 2025.
Credit Facilities
In June 2026, the Company replaced its multi-currency unsecured $3.5 billion five-year revolving credit facility with a $4.25 billion facility and extended the expiration date from October 2028 to June 2031 (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) the Secured Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At June 30, 2026 and December 31, 2025, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $120 million and $122 million at June 30, 2026 and December 31, 2025, respectively. There were no outstanding borrowings under these facilities at June 30, 2026 and December 31, 2025.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $149 million and $150 million at June 30, 2026 and December 31, 2025, respectively.
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

	June 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,670	$1,668	$1,267	$1,261
Long-term debt	$18,891	$18,348	$18,320	$18,093
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

15.    Restructuring Costs
The Company incurred a total of $58 million and $103 million for restructuring costs for the three and six months ended June 30, 2026.
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
The Company incurred $239 million of restructuring costs in connection with the Program through June 30, 2026, primarily severance, of which $52 million and $89 million were for the three and six months ended June 30, 2026.
The Company continues to refine its detailed plans for the Program which may change the timing and estimates of expected costs.
For the three and six months ended June 30, 2025, the Company incurred a total of $18 million and $50 million for restructuring activities related primarily to severance and lease exit charges.
The Company incurred restructuring costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Risk and Insurance Services	$39	$8	$66	$31
Consulting	8	6	21	14
Corporate	11	4	16	5
Total	$58	$18	$103	$50
Details of the restructuring activity from January 1, 2025 through June 30, 2026, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2025	$75	$42	$—	$—	$117
2025 charges	174	32	—	16	222
Cash payments	(150)	(39)	—	(16)	(205)
Non-cash charges	—	(5)	—	—	(5)
Liability at December 31, 2025	$99	$30	$—	$—	$129
2026 charges	74	10	—	19	103
Cash payments	(121)	(10)	—	(19)	(150)
Non-cash charges	—	(2)	—	—	(2)
Liability at June 30, 2026	$52	$28	$—	$—	$80
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
For the six months ended June 30, 2026, the Company repurchased 8.7 million shares of its common stock for $1.5 billion. At June 30, 2026, the Company remained authorized by the Board of Directors to repurchase up to approximately $4.2 billion in shares of its common stock. There is no time limit on the authorization. For the six months ended June 30, 2025, the Company repurchased 2.7 million shares of its common stock for $600 million.
The Company issued approximately 1.8 million and 2.9 million shares related to stock compensation and employee stock purchase plans for the six months ended June 30, 2026 and 2025, respectively.
In January and February 2026, the Board of Directors of the Company declared quarterly dividends of $0.900 per share on outstanding common stock, which were paid in February and May 2026, respectively. In July 2026, the Board of Directors of the Company declared a quarterly dividend of $0.990 per share on outstanding common stock, payable in August 2026.
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
In June 2023, White Oak, a loss payee, filed a claim in the High Court of Justice in London against Marsh Ltd., related to White Oak’s purchase of accounts receivable from Greensill. In May 2025, Marsh Ltd. reached a settlement with White Oak to resolve the matter in the U.K. The settlement was recovered through the Company's E&O insurance.
In November 2023, two Credit Suisse funds ("Credit Suisse"), bringing claims as loss payees, added Marsh Ltd. as a party to the Australian proceedings. The claims by Credit Suisse allege that Marsh Ltd. failed to take required steps to ensure representations made to them in their capacity as loss payees were complete and accurate, and that Marsh Ltd. made misleading statements and omissions. The claims are being pursued against a number of parties in addition to Marsh, and the parties are also pursuing (or are expected to pursue) various cross-claims. Credit Suisse has claimed losses totaling approximately $2 billion plus interest and costs.
In November 2024 and March 2025, Greensill Bank AG (in insolvency), an affiliate of Greensill and an insured entity under the policies, added Marsh Pty Ltd. and Marsh Ltd., respectively, as parties to the Australian proceedings. In June 2026, Marsh Ltd., Marsh Pty Ltd. and other parties reached a settlement with Greensill Bank and its insolvency administrator. Greensill Bank and its insolvency administrator had claimed losses totaling approximately $3 billion plus interest and costs.
The Company recorded a gross liability of $425 million in the first quarter of 2026 in connection with the Australian proceedings. The legal charges and fees recorded for these matters are included in other operating expenses in the consolidated statements of income for the six-months ended June 30, 2026, with the associated liabilities classified on the consolidated balance sheets in accounts payable and accrued liabilities at June 30, 2026. The recorded liability reflects the settlement with Greensill Bank and management’s best estimate of the costs and losses associated with the remaining claims in the Australian proceedings brought by Credit Suisse.
Due to ongoing negotiations and the complexity of the proceedings, including the number of claims and parties involved, there can be no assurance that the Company’s current estimate will prove to be accurate. The actual outcome may differ materially from the Company’s current estimate. The Company may record additional charges in future periods as discussions progress and the facts and circumstances develop. To the extent the Company incurs losses in excess of amounts accrued, such amounts would be recorded in the period in which they are determined to be probable and reasonably estimable.
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
18.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s operating segments are: Marsh Risk, Guy Carpenter, Mercer, and Marsh Management Consulting. The four segments are aggregated into two operating and reporting segments as follows:
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
Selected information about the Company’s segments is as follows:

	Three Months Ended June 30,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other segment items	Operating Income (Loss)
2026 –
Risk and Insurance Services	$4,823	(a)	$2,583	$51	$119	$592	$1,478
Consulting	2,602	(b)	1,524	24	18	534	502
Total Segments	7,425		4,107	75	137	1,126	1,980
Corporate/Eliminations	(21)		34	15	—	11	(81)
Total Consolidated	$7,404		$4,141	$90	$137	$1,137	$1,899
2025 –
Risk and Insurance Services	$4,625	(a)	$2,462	$51	$121	$548	$1,443
Consulting	2,371	(b)	1,398	25	19	473	456
Total Segments	6,996		3,860	76	140	1,021	1,899
Corporate/Eliminations	(22)		35	15	—	(2)	(70)
Total Consolidated	$6,974		$3,895	$91	$140	$1,019	$1,829

	Six Months Ended June 30,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other segment items	Operating Income (Loss)
2026 –
Risk and Insurance Services	$9,874	(c)	$5,189	$101	$238	$1,557	$2,789
Consulting	5,160	(d)	2,999	49	37	1,048	1,027
Total Segments	15,034		8,188	150	275	2,605	3,816
Corporate/Eliminations	(33)		83	29	—	18	(163)
Total Consolidated	$15,001		$8,271	$179	$275	$2,623	$3,653
2025 –
Risk and Insurance Services	$9,387	(c)	$4,913	$101	$241	$1,076	$3,056
Consulting	4,685	(d)	2,761	49	38	925	912
Total Segments	14,072		7,674	150	279	2,001	3,968
Corporate/Eliminations	(37)		71	29	—	(3)	(134)
Total Consolidated	$14,035		$7,745	$179	$279	$1,998	$3,834
(a)Includes inter-segment revenue of $4 million each in 2026 and 2025, interest income on fiduciary funds of $88 million and $99 million in 2026 and 2025, respectively, and equity method income of $10 million and $15 million in 2026 and 2025, respectively.
(b)Includes inter-segment revenue of $17 million and $18 million in 2026 and 2025, respectively.
(c)Includes inter-segment revenue of $4 million and $5 million in 2026 and 2025, respectively, interest income on fiduciary funds of $173 million and $202 million in 2026 and 2025, respectively, and equity method income of $18 million and $15 million in 2026 and 2025, respectively. Revenue in 2025 also includes $28 million from a gain on the sale of the TCAS business and a gain on remeasurement of a previously held equity method investment to fair value upon consolidation.
(d)Includes inter-segment revenue of $29 million and $33 million in 2026 and 2025, respectively.
Other Risk and Insurance Services and Consulting segment items consist primarily of costs such as travel and entertainment, outside services, information and technology, facilities and equipment, and taxes and insurance. For the six months ended June 30, 2026, Risk and Insurance Services also includes the recording of an estimated liability and legal expenses of $425 million related to the Greensill litigation. Additional information on this matter is included in Note 17, Claims, Lawsuits and Other Contingencies.
The reconciliation of total consolidated operating income (loss) to income before income taxes is provided on the consolidated statements of income.
The Company does not report its assets by segment, including capital expenditures, as that information is not used by the CODM in assessing segment performance and allocating resources.
Details of operating segment revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Risk and Insurance Services
Marsh Risk	$4,131	$3,915	$7,913	$7,435
Guy Carpenter	692	710	1,961	1,952
Total Risk and Insurance Services	4,823	4,625	9,874	9,387
Consulting
Mercer	1,598	1,498	3,259	2,994
Marsh Management Consulting	1,004	873	1,901	1,691
Total Consulting	2,602	2,371	5,160	4,685
Total Segments	7,425	6,996	15,034	14,072
Corporate Eliminations	(21)	(22)	(33)	(37)
Total	$7,404	$6,974	$15,001	$14,035

19.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted:
In May 2026, the FASB issued an accounting standard update to establish guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. Under the new guidance, an entity will recognize and measure environmental credit assets based on their intended use (e.g., compliance environmental credits, noncompliance environmental credits, voluntary credits) as well as how the credits are obtained (e.g., acquired, internally generated). Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. The new guidance is effective for public business entities in annual periods beginning after December 15, 2027, including interim periods within those years. Early adoption permitted as of the beginning of an annual reporting period. Entities are required to adopt the guidance on a retrospective basis by recognizing a cumulative effect adjustment to retained earnings at the date of initial application (i.e., prior reporting periods will not be recast). The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.
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
In September 2025, the FASB issued an accounting standard update which amends certain aspects of the accounting for and disclosure for internal-use software costs. The new guidance removes references to software development project stages so that it is neutral to different software development methods, including methods that entities may use to develop software in the future. The new guidance requires an entity to capitalize software costs when: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Entities may apply the guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the guidance and its impact on results of operations, cash flows, or financial condition.
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

New Accounting Pronouncement Adopted Effective December 31, 2025:
In December 2023, the FASB issued an accounting standard update on income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The new guidance requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, all entities are required to disclose on an annual basis the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, and by individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid, net of refunds received. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption was permitted. An entity should apply the amendments in the standard prospectively, even though retrospective application is permitted. The Company adopted the new standard effective December 31, 2025, on a prospective basis, which impacted disclosures only, with no impact to results of operations, cash flows, or financial condition.

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
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each reportable segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three and six months ended June 30, 2025, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended June 30, 2025.
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

Financial Highlights
•Consolidated revenue for the three months ended June 30, 2026 was $7.4 billion, an increase of 6%, or 5% on an underlying basis. For the six months ended June 30, 2026, consolidated revenue was $15.0 billion, an increase of 7%, or 4% on an underlying basis.
•Consolidated operating income for the three months ended June 30, 2026 was $1.9 billion, an increase of 4%, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $1.3 billion. Earnings per share on a diluted basis was $2.63, an increase of 7% compared to the corresponding quarter in the prior year. For the six months ended June 30, 2026, consolidated operating income was $3.7 billion, a decrease of 5%, compared to the corresponding period in the prior year. Net income attributable to the Company was $2.4 billion. Earnings per share on a diluted basis was $4.99, a decrease of 5% compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended June 30, 2026 was $4.8 billion, an increase of 4%, or 3% on an underlying basis. Operating income was $1.5 billion, compared with $1.4 billion for the corresponding quarter in the prior year. For the six months ended June 30, 2026, Risk and Insurance Services revenue was $9.9 billion, an increase of 5%, or 3% on an underlying basis. Operating income was $2.8 billion, compared with $3.1 billion for the corresponding period in the prior year.
•Marsh Risk's revenue for the three months ended June 30, 2026 was $4.1 billion, an increase of 6%, or 4% on an underlying basis. For the six months ended June 30, 2026, Marsh Risk's revenue was $7.8 billion, an increase of 7%, or 4% on an underlying basis. Guy Carpenter's revenue for the three months ended June 30, 2026 was $664 million, a decrease of 2% on a reported and underlying basis. For the six months ended June 30, 2026, Guy Carpenter's revenue was $1.9 billion, an increase of 1%, or flat on an underlying basis.
•Consulting revenue for the three months ended June 30, 2026 was $2.6 billion, an increase of 10%, or 8% on an underlying basis. Operating income was $502 million, compared with $456 million for the corresponding quarter in the prior year. For the six months ended June 30, 2026, Consulting revenue was $5.2 billion, an increase of 10%, or 7% on an underlying basis. Operating income was $1.0 billion, compared with $912 million for the corresponding period in the prior year.
•Mercer's revenue for the three months ended June 30, 2026 was $1.6 billion, an increase of 7%, or 5% on an underlying basis. For the six months ended June 30, 2026, Mercer's revenue was $3.3 billion, an increase of 9%, or 5% on an underlying basis. Marsh Management Consulting's revenue for the three months ended June 30, 2026 was $1.0 billion, an increase of 15%, or 13% on an underlying basis. For the six months ended June 30, 2026, Marsh Management Consulting's revenue was $1.9 billion, an increase of 12%, or 10% on an underlying basis.
•In the first quarter of 2026, the Company recorded an estimated liability and legal expenses of $425 million related to the Greensill litigation. Additional information on this matter is included in Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements.
•The Company's results of operations for the three and six months ended June 30, 2026 included restructuring costs of $58 million and $103 million, respectively, related primarily to severance, lease exit charges, and consulting and outside services.
•The Company completed 5 acquisitions in 2026 for a total purchase consideration of $181 million.
•The Company's effective tax rate for the three and six months ended June 30, 2026 was 24.2% and 24.6%, respectively.
•The Company repurchased approximately 4.5 million shares for $750 million in the second quarter of 2026. For the six months ended June 30, 2026, the Company repurchased 8.7 million shares for $1.5 billion.
•In March 2026, the Company repaid $600 million of 3.750% senior notes at maturity. In February 2026, the Company issued $600 million of 4.950% senior notes due 2036.
•In June 2026, the Company replaced its multi-currency unsecured $3.5 billion five-year revolving credit facility with a $4.25 billion facility and extended the expiration date from October 2028 to June 2031.

•In July 2026, the Board of Directors of the Company declared a quarterly dividend of $0.990 per share on outstanding common stock, payable in August 2026.
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

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$7,404	$6,974	$15,001	$14,035
Expense:
Compensation and benefits	4,141	3,895	8,271	7,745
Other operating expenses	1,364	1,250	3,077	2,456
Operating expenses	5,505	5,145	11,348	10,201
Operating income	$1,899	$1,829	$3,653	$3,834
Income before income taxes	$1,702	$1,646	$3,283	$3,473
Net income before non-controlling interests	$1,291	$1,231	$2,477	$2,643
Net income attributable to the Company	$1,266	$1,211	$2,412	$2,592
Net income per share attributable to the Company:
– Basic	$2.64	$2.46	$5.00	$5.27
– Diluted	$2.63	$2.45	$4.99	$5.23
Average number of shares outstanding:
– Basic	480	492	482	492
– Diluted	482	495	484	495
Shares outstanding at June 30,	478	492	478	492
Consolidated operating income increased $70 million, or 4% to $1.9 billion for the three months ended June 30, 2026, compared to $1.8 billion for the corresponding quarter in the prior year, reflecting a 6% increase in revenue and a 7% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 4% and 10%, respectively.
Consolidated operating income decreased $181 million, or 5% to $3.7 billion for the six months ended June 30, 2026, compared to $3.8 billion for the corresponding period in the prior year, reflecting a 7% increase in revenue and an 11% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 5% and 10%, respectively. The increase in expenses includes the recording of an estimated liability and legal expenses of $425 million related to the Greensill litigation.
For the three and six months ended June 30, 2026, foreign exchange movements associated with the weakening of the U.S. dollar, increased consolidated revenue, expenses, and operating income by approximately 1% and 2%, respectively.
Diluted earnings per share for the three months ended June 30, 2026 increased to $2.63 from $2.45, or 7% from the prior year, reflecting an increase in operating income. For the six months ended June 30, 2026, diluted earnings per share decreased to $4.99 from $5.23, or 5% from the prior year, reflecting a decrease in operating income.

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
The following tables present the Company's non-GAAP revenue for the three and six months ended June 30, 2026 and 2025, and the related non-GAAP underlying revenue change:

Three Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Risk and Insurance Services
Marsh Risk	$4,071	$3,849	6%	$4,010	$3,845	4%
Guy Carpenter	664	677	(2)%	663	677	(2)%
Subtotal	4,735	4,526	5%	4,673	4,522	3%
Fiduciary interest income	88	99		87	99
Total Risk and Insurance Services	4,823	4,625	4%	4,760	4,621	3%
Consulting
Mercer	1,598	1,498	7%	1,554	1,481	5%
Marsh Management Consulting	1,004	873	15%	990	873	13%
Total Consulting	2,602	2,371	10%	2,544	2,354	8%
Corporate Eliminations	(21)	(22)		(21)	(22)
Total Revenue	$7,404	$6,974	6%	$7,283	$6,953	5%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Marsh Risk:
EMEA	$1,063	$1,006	6%	$1,052	$998	5%
Asia Pacific	439	409	8%	426	408	5%
Latin America	153	132	16%	143	133	8%
Total International	1,655	1,547	7%	1,621	1,539	5%
U.S./Canada	2,416	2,302	5%	2,389	2,306	4%
Total Marsh Risk	$4,071	$3,849	6%	$4,010	$3,845	4%
Mercer:
Wealth	$740	$685	8%	$719	$669	8%
Health	611	594	3%	606	586	3%
Career	247	219	13%	229	226	2%
Total Mercer	$1,598	$1,498	7%	$1,554	$1,481	5%
(*) Rounded to whole percentages.

Six Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Risk and Insurance Services
Marsh Risk	$7,797	$7,302	7%	$7,592	$7,280	4%
Guy Carpenter	1,904	1,883	1%	1,877	1,871	—
Subtotal	9,701	9,185	6%	9,469	9,151	3%
Fiduciary interest income	173	202		171	202
Total Risk and Insurance Services	9,874	9,387	5%	9,640	9,353	3%
Consulting
Mercer	3,259	2,994	9%	3,116	2,975	5%
Marsh Management Consulting	1,901	1,691	12%	1,860	1,691	10%
Total Consulting	5,160	4,685	10%	4,976	4,666	7%
Corporate Eliminations	(33)	(37)		(33)	(37)
Total Revenue	$15,001	$14,035	7%	$14,583	$13,982	4%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Six Months Ended June 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Marsh Risk:
EMEA	$2,271	$2,065	10%	$2,169	$2,055	6%
Asia Pacific	808	744	9%	778	742	5%
Latin America	289	256	13%	270	257	5%
Total International	3,368	3,065	10%	3,217	3,054	5%
U.S./Canada	4,429	4,237	5%	4,375	4,226	4%
Total Marsh Risk	$7,797	$7,302	7%	$7,592	$7,280	4%
Mercer:
Wealth	$1,492	$1,355	10%	$1,421	$1,335	6%
Health	1,272	1,202	6%	1,245	1,189	5%
Career	495	437	13%	450	451	—
Total Mercer	$3,259	$2,994	9%	$3,116	$2,975	5%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three and six months ended June 30, 2026 and 2025:

	2026				2025
Three Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh Risk	$4,071	$(28)	$(33)	$4,010	$3,849	$(4)	$3,845
Guy Carpenter	664	—	(1)	663	677	—	677
Subtotal	4,735	(28)	(34)	4,673	4,526	(4)	4,522
Fiduciary interest income	88	(1)	—	87	99	—	99
Total Risk and Insurance Services	4,823	(29)	(34)	4,760	4,625	(4)	4,621
Consulting
Mercer	1,598	(23)	(21)	1,554	1,498	(17)	1,481
Marsh Management Consulting	1,004	(10)	(4)	990	873	—	873
Total Consulting	2,602	(33)	(25)	2,544	2,371	(17)	2,354
Corporate Eliminations	(21)	—	—	(21)	(22)	—	(22)
Total Revenue	$7,404	$(62)	$(59)	$7,283	$6,974	$(21)	$6,953
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2026				2025
Three Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh Risk:
EMEA	$1,063	$(9)	$(2)	$1,052	$1,006	$(8)	$998
Asia Pacific	439	(9)	(4)	426	409	(1)	408
Latin America	153	(10)	—	143	132	1	133
Total International	1,655	(28)	(6)	1,621	1,547	(8)	1,539
U.S./Canada	2,416	—	(27)	2,389	2,302	4	2,306
Total Marsh Risk	$4,071	$(28)	$(33)	$4,010	$3,849	$(4)	$3,845
Mercer:
Wealth	$740	$(17)	$(4)	$719	$685	$(16)	$669
Health	611	(4)	(1)	606	594	(8)	586
Career	247	(2)	(16)	229	219	7	226
Total Mercer	$1,598	$(23)	$(21)	$1,554	$1,498	$(17)	$1,481
Note: Amounts in the tables above are rounded to whole numbers.

	2026				2025
Six Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Marsh Risk	$7,797	$(136)	$(69)	$7,592	$7,302	$(22)	$7,280
Guy Carpenter	1,904	(26)	(1)	1,877	1,883	(12)	1,871
Subtotal	9,701	(162)	(70)	9,469	9,185	(34)	9,151
Fiduciary interest income	173	(2)	—	171	202	—	202
Total Risk and Insurance Services	9,874	(164)	(70)	9,640	9,387	(34)	9,353
Consulting
Mercer	3,259	(91)	(52)	3,116	2,994	(19)	2,975
Marsh Management Consulting	1,901	(36)	(5)	1,860	1,691	—	1,691
Total Consulting	5,160	(127)	(57)	4,976	4,685	(19)	4,666
Corporate Eliminations	(33)	—	—	(33)	(37)	—	(37)
Total Revenue	$15,001	$(291)	$(127)	$14,583	$14,035	$(53)	$13,982
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2026				2025
Six Months Ended June 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Marsh Risk:
EMEA	$2,271	$(91)	$(11)	$2,169	$2,065	$(10)	$2,055
Asia Pacific	808	(22)	(8)	778	744	(2)	742
Latin America	289	(19)	—	270	256	1	257
Total International	3,368	(132)	(19)	3,217	3,065	(11)	3,054
U.S./Canada	4,429	(4)	(50)	4,375	4,237	(11)	4,226
Total Marsh Risk	$7,797	$(136)	$(69)	$7,592	$7,302	$(22)	$7,280
Mercer:
Wealth	$1,492	$(55)	$(16)	$1,421	$1,355	$(20)	$1,335
Health	1,272	(24)	(3)	1,245	1,202	(13)	1,189
Career	495	(12)	(33)	450	437	14	451
Total Mercer	$3,259	$(91)	$(52)	$3,116	$2,994	$(19)	$2,975
Note: Amounts in the tables above are rounded to whole numbers.

Consolidated Revenue
Consolidated revenue increased $430 million, or 6%, to $7.4 billion for the three months ended June 30, 2026, compared to $7.0 billion for the three months ended June 30, 2025. Consolidated revenue increased 5% on an underlying basis, 1% from the impact of foreign currency translation, and 1% from acquisitions. On an underlying basis, revenue increased 3% and 8% for the three months ended June 30, 2026, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $966 million, or 7%, to $15.0 billion for the six months ended June 30, 2026, compared to $14.0 billion for the six months ended June 30, 2025. Consolidated revenue increased 4% on an underlying basis, 2% from the impact of foreign currency translation and 1% from acquisitions. On an underlying basis, revenue increased 3% and 7% for the six months ended June 30, 2026, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue growth for the three and six months ended June 30, 2026 reflects the continued demand for our advice and solutions.
Consolidated Operating Expenses
Consolidated operating expenses increased $360 million, or 7%, to $5.5 billion for the three months ended June 30, 2026, compared to $5.1 billion for the three months ended June 30, 2025. Expenses also reflect a 1% increase from the impact of foreign currency translation and 1% from acquisitions.
Consolidated operating expenses increased $1.1 billion, or 11%, to $11.3 billion for the six months ended June 30, 2026, compared to $10.2 billion for the six months ended June 30, 2025. Expenses also reflect a 2% increase from the impact of foreign currency translation and 1% from acquisitions.
Consolidated operating expenses for three and six months ended June 30, 2026 reflect increased compensation and benefits, driven by higher base salaries and incentive compensation. Consolidated operating expenses for the six months ended June 30, 2026 also reflect the recording of an estimated liability and legal expenses of $425 million related to the Greensill litigation.
Restructuring Activities
The Company incurred a total of $58 million and $103 million for restructuring costs for the three and six months ended June 30, 2026, respectively.
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
The Company incurred $239 million of restructuring costs in connection with the Program through June 30, 2026, primarily severance, of which $52 million and $89 million were incurred for the three and six months ended June 30, 2026, respectively.
The Company continues to refine its detailed plans for the Program which may change the timing, expected costs, and related savings.
For the three and six months ended June 30, 2025, the Company incurred a total of $18 million and $50 million for restructuring activities related primarily to severance and lease exit charges.
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
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2026	2025	2026	2025
Revenue	$4,823	$4,625	$9,874	$9,387
Compensation and benefits	2,583	2,462	5,189	4,913
Other operating expenses	762	720	1,896	1,418
Operating expenses	3,345	3,182	7,085	6,331
Operating income	$1,478	$1,443	$2,789	$3,056
Operating income margin	30.6%	31.2%	28.2%	32.6%
Revenue
Revenue in the Risk and Insurance Services segment increased $198 million, or 4%, to $4.8 billion for the three months ended June 30, 2026, compared to $4.6 billion for the three months ended June 30, 2025. Revenue increased 3% on an underlying basis, 1% from the impact of foreign currency translation, and 1% from acquisitions.
Interest earned on fiduciary funds decreased $11 million to $88 million for the three months ended June 30, 2026, compared to $99 million for the three months ended June 30, 2025, due to lower average interest rates compared to the corresponding quarter in the prior year.
Revenue in the Risk and Insurance Services segment increased $487 million, or 5%, to $9.9 billion for the six months ended June 30, 2026, compared to $9.4 billion for the six months ended June 30, 2025. Revenue increased 3% on an underlying basis and 2% from the impact of foreign currency translation.
Interest earned on fiduciary funds decreased $29 million to $173 million for the six months ended June 30, 2026, compared to $202 million for the six months ended June 30, 2025, due to lower average interest rates compared to the corresponding period in the prior year.
In the Risk and Insurance Services segment, underlying revenue growth for the three and six months ended June 30, 2026 was driven by growth at Marsh Risk. Guy Carpenter's underlying revenue growth declined for the three months ended June 30, 2026, and was flat for the six months.
The underlying revenue growth at Marsh Risk for the three and six months ended June 30, 2026 was driven by higher new business and renewal revenue, partially offset by declining insurance premium rates.
Marsh Risk's revenue increased $222 million, or 6%, to $4.1 billion for the three months ended June 30, 2026, compared to $3.8 billion for the three months ended June 30, 2025. This reflects an increase of 4% on an underlying basis, 1% from the impact of foreign currency translation, and 1% from acquisitions. U.S./Canada rose 4% on an underlying basis. Total International produced underlying revenue growth of 5%, reflecting growth of 8% in Latin America, 5% in EMEA, and 5% in Asia Pacific.
Marsh Risk's revenue increased $495 million, or 7%, to $7.8 billion for the six months ended June 30, 2026, compared to $7.3 billion for the six months ended June 30, 2025. This reflects an increase of 4% on an underlying basis, 2% from the impact of foreign currency translation, and 1% from acquisitions. U.S./Canada rose 4% on an underlying basis. Total International operations produced underlying revenue growth of 5%, reflecting growth of 6% in EMEA, 5% in Latin America, and 5% in Asia Pacific.
Guy Carpenter's revenue decreased $13 million, or 2%, to $664 million for the three months ended June 30, 2026, compared to $677 million for the three months ended June 30, 2025. On an underlying basis this reflects a decrease of 2%, driven primarily by declining reinsurance premium rates.

Guy Carpenter's revenue increased $21 million, or 1%, to $1.9 billion for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This reflects an increase of 1% from the impact of foreign currency translation, offset by a decrease of 1% from acquisitions.
Guy Carpenter’s underlying revenue growth for the six months ended June 30, 2026 was flat, as new business growth was offset primarily by declining reinsurance premium rates.
The Risk and Insurance Services segment completed three acquisition for the six months ended June 30, 2026. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurances Services segment increased $163 million, or 5%, to $3.3 billion for the three months ended June 30, 2026, compared to $3.2 billion for the three months ended June 30, 2025. Expenses reflect an increase of 1% from the impact of foreign currency translation and 1% from acquisitions.
Expenses in the Risk and Insurances Services segment increased $754 million, or 12%, to $7.1 billion for the six months ended June 30, 2026, compared to $6.3 billion for the six months ended June 30, 2025. Expenses reflect an increase of 2% from the impact of foreign currency translation and 1% from acquisitions.
Expenses for the three months ended June 30, 2026 reflect increased compensation and benefits, driven primarily by higher base salaries.
Expenses for the six months ended June 30, 2026 reflect the recording of an estimated liability and legal expenses of $425 million related to the Greensill litigation. Expenses also reflect increased compensation and benefits, driven primarily by higher base salaries.
Consulting
The Company conducts business in its Consulting segment through Mercer and Marsh Management Consulting. Mercer is a provider in delivering advice, solutions and products that help organizations meet the health, wealth and career needs of a changing workforce. Marsh Management Consulting offers management consulting and advisory services across various industries.
The results of operations for the Consulting segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2026	2025	2026	2025
Revenue	$2,602	$2,371	$5,160	$4,685
Compensation and benefits	1,524	1,398	2,999	2,761
Other operating expenses	576	517	1,134	1,012
Operating expenses	2,100	1,915	4,133	3,773
Operating income	$502	$456	$1,027	$912
Operating income margin	19.3%	19.2%	19.9%	19.5%
Revenue
Consulting revenue increased $231 million, or 10%, to $2.6 billion for the three months ended June 30, 2026, compared to $2.4 billion for the three months ended June 30, 2025. This reflects an increase of 8% on an underlying basis and 1% from the impact of foreign currency translation.
Consulting revenue increased $475 million, or 10%, to $5.2 billion for the six months ended June 30, 2026, compared to $4.7 billion for the six months ended June 30, 2025. This reflects an increase of 7% on an underlying basis, 3% from the impact of foreign currency translation, and 1% from acquisitions.
In Consulting, underlying revenue growth for the three and six months ended June 30, 2026 was driven by growth in both Mercer and Marsh Management Consulting.
Mercer's revenue increased $100 million, or 7%, to $1.6 billion for the three months ended June 30, 2026, compared to $1.5 billion for the three months ended June 30, 2025. This reflects an increase of 5% on an underlying basis and 2% from the impact of foreign currency translation. On an underlying basis, revenue for

Wealth, Health, and Career increased 8%, 3%, and 2%, respectively, as compared to the corresponding quarter in the prior year.
Mercer's revenue increased $265 million, or 9%, to $3.3 billion for the six months ended June 30, 2026, compared to $3.0 billion for the six months ended June 30, 2025. This reflects an increase of 5% on an underlying basis, 3% from the impact of foreign currency translation, and 1% from acquisitions. On an underlying basis, revenue for Wealth and Health increased 6% and 5%, respectively, and was flat in Career, as compared to the corresponding period in the prior year.
Underlying revenue growth at Mercer for the three and six months ended June 30, 2026 was driven by growth in Health and Wealth. Health reflected growth across all regions, particularly international. Wealth growth was driven by investment management, primarily reflecting positive net flows from new business and the impact of capital markets.
Career’s underlying revenue growth for the three months ended June 30, 2026 was driven by growth in products and services. For the six months ended June 30, 2026, the growth in products and services was offset by a decline in project-related work in the U.S. and Canada.
Marsh Management Consulting's revenue increased $131 million, or 15%, to $1.0 billion for the three months ended June 30, 2026, compared to $873 million for the three months ended June 30, 2025. This reflects an increase of 13% on an underlying basis and 1% from the impact of foreign currency translation.
Marsh Management Consulting's revenue increased $210 million, or 12%, to $1.9 billion for the six months ended June 30, 2026, compared to $1.7 billion for the six months ended June 30, 2025. This reflects an increase of 10% on an underlying basis and 2% from the impact of foreign currency translation.
The increase in underlying revenue growth at Marsh Management Consulting for the three and six months ended June 30, 2026 was driven by growth in most regions.
The Consulting segment completed two acquisitions for the six months ended June 30, 2026. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $185 million, or 10%, to $2.1 billion for the three months ended June 30, 2026, compared to $1.9 billion for the three months ended June 30, 2025. Expenses reflect an increase of 1% from the impact of foreign currency translation and 1% from acquisitions.
Expenses in the Consulting segment increased $360 million, or 10%, to $4.1 billion for the six months ended June 30, 2026, compared to $3.8 billion for the six months ended June 30, 2025. Expenses reflect an increase of 2% from the impact of foreign currency translation and 1% from acquisitions.
Expenses for the three and six months ended June 30, 2026 reflect increased compensation and benefits, driven by higher incentive compensation and base salaries.
Corporate and Other
Corporate expenses increased $11 million, or 14%, to $81 million for the three months ended June 30, 2026, compared to $70 million for the three months ended June 30, 2025. The increase primarily reflected higher restructuring costs compared to the corresponding quarter in the prior year.
Corporate expenses increased $29 million, or 21%, to $163 million for the six months ended June 30, 2026, compared to $134 million for the six months ended June 30, 2025. The increase primarily reflected higher restructuring and compensation and benefit costs, compared to the corresponding period in the prior year.
Interest Income
Interest income was $8 million for the three months ended June 30, 2026, compared to $5 million for the three months ended June 30, 2025. Interest income increased $3 million, reflecting higher corporate balances, compared to the corresponding quarter in the prior year.
Interest income was $19 million for the six months ended June 30, 2026, compared to $24 million for the six months ended June 30, 2025. Interest income decreased $5 million, reflecting lower average interest rates, compared to the corresponding period in the prior year.

Interest Expense
Interest expense was $250 million for the three months ended June 30, 2026, compared to $243 million for the three months ended June 30, 2025. Interest expense was $490 million for the six months ended June 30, 2026, compared to $488 million for the six months ended June 30, 2025.
Interest expense increased $7 million and $2 million for the three and six months ended June 30, 2026, respectively, reflecting primarily higher short-term debt levels, compared to the corresponding periods in the prior year.
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
The Company recorded net investment losses of $5 million and net investment income of $1 million for the three and six months ended June 30, 2026, respectively, compared to net investment income of $7 million and $12 million, respectively, for the corresponding periods in the prior year. The decrease in 2026 for both periods is primarily driven by higher mark-to-market losses from the Company's investments, compared to the prior year.
Income and Other Taxes
The Company's effective tax rate for the three months ended June 30, 2026 was 24.2%, compared with 25.2% for the corresponding quarter of 2025. The effective tax rates for the six months ended June 30, 2026 and 2025 were 24.6% and 23.9%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
For the three and six months ended June 30, 2026, changes to country implementation of Pillar Two gave rise to the most significant discrete item, increasing the effective tax rate by 0.7% and 0.3%, respectively. For the three and six months ended, June 30, 2025, the most significant discrete item was the excess tax benefit related to share-based payments, which reduced the effective tax rate by 0.2% and 1.2%, respectively.
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

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to stockholders, repurchase its shares and pay corporate expenses. The Company can also provide financial support to its operating subsidiaries for acquisitions, investments, and certain parts of their business that require liquidity, such as the capital markets business of Guy Carpenter. Other sources of liquidity include borrowing facilities discussed in the Financing Cash Flows section.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At June 30, 2026, the Company had approximately $1.5 billion of cash and cash equivalents in its foreign operations, which includes $539 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the six months ended June 30, 2026, the Company recorded foreign currency translation adjustments which decreased net equity by $184 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $835 million of cash from operations for the six months ended June 30, 2026, compared to $1.0 billion provided by operations for the first six months of 2025. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $150 million and $90 million related to its restructuring activities for the six months ended June 30, 2026 and 2025, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
For the three and six months ended June 30, 2026, the Company contributed $8 million and $17 million, respectively, to its U.S. defined benefit pension plans, and $9 million and $15 million, respectively, to its non-U.S. defined benefit pension plans, respectively. For the three and six months ended June 30, 2025, the Company contributed $9 million and $20 million, respectively, to its U.S. defined benefit pension plans and $8 million and $15 million, respectively, to its non-U.S. defined benefit pension plans, respectively.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. For the three and six months ended June 30, 2026, the Company made contributions of $8 million and $17 million, respectively, to its non-qualified plans. The Company expects to contribute approximately $33 million to its U.S. qualified plan and an additional $17 million to its U.S. non-qualified plans over the remainder of 2026.
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
The Company expects to fund an additional $24 million to its non-U.S. defined benefit plans over the remainder of 2026, comprising approximately $1 million to the U.K. non-qualified plan and $23 million to plans outside of the U.K.
Financing Cash Flows
Net cash used by financing activities was $686 million for the six months ended June 30, 2026, compared with $1.8 billion used for financing activities for the corresponding period in 2025.
Credit Facilities
In June 2026, the Company replaced its multi-currency unsecured $3.5 billion five-year revolving credit facility with a $4.25 billion facility and extended the expiration date from October 2028 to June 2031 (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate per annum, equal, at the Company's option, either at (a) the Secured Overnight Financing Rate ("SOFR") benchmark rate for U.S. dollar borrowings, or (b) a currency specific benchmark rate, plus an applicable margin which varies with the Company's credit ratings. The Company is required to maintain certain coverage and leverage ratios for the Credit Facility, which are evaluated quarterly.
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At June 30, 2026 and December 31, 2025, the Company had no borrowings under this facility.
The Company maintains other credit and overdraft facilities with various financial institutions aggregating $120 million and $122 million at June 30, 2026 and December 31, 2025, respectively. There were no outstanding borrowings under these facilities at June 30, 2026 and December 31, 2025.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $149 million and $150 million at June 30, 2026 and December 31, 2025, respectively.
Debt
In June 2026, the Company increased its short-term commercial paper financing program to $4.25 billion from $3.5 billion. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $1.0 billion of commercial paper outstanding at June 30, 2026, at an average effective interest rate of 4.02%. The Company did not have any commercial paper outstanding at December 31, 2025.
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
For the six months ended June 30, 2026, the Company repurchased 8.7 million shares of its common stock for $1.5 billion. At June 30, 2026, the Company remained authorized by the Board of Directors to repurchase up to approximately $4.2 billion in shares of its common stock. There is no time limit on the authorization.
For the six months ended June 30, 2025, the Company repurchased 2.7 million shares of its common stock for $600 million.
Dividends
The Company paid dividends on its common stock shares of $878 million ($1.80 per share) for the six months ended June 30, 2026, compared with $810 million ($1.63 per share) for the first six months of 2025.
In January and February 2026, the Board of Directors of the Company declared quarterly dividends of $0.900 per share on outstanding common stock, which were paid in February and May 2026, respectively. In July 2026, the Board of Directors of the Company declared a quarterly dividend of $0.990 per share on outstanding common stock, payable in August 2026.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Six Months Ended June 30,
(In millions)	2026	2025
Operating:
Contingent consideration payments for prior year acquisitions	$(54)	$(19)
Acquisition/disposition related net charges for adjustments	21	30
Adjustments and payments related to contingent consideration	$(33)	$11
Financing:
Contingent consideration for prior year acquisitions	$(42)	$(7)
Deferred consideration for prior year acquisitions	(19)	(36)
Payments of deferred and contingent consideration for acquisitions	$(61)	$(43)

Receipt of deferred and contingent consideration for dispositions	$12	$—
For acquisitions completed during the first six months of 2026 and in prior years, remaining estimated future contingent payments of $216 million and deferred consideration payments of $165 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheets at June 30, 2026.
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
The U.S. dollar value of the Euro notes decreased by $43 million through June 30, 2026, due to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the six months ended June 30, 2026.

Purchase of remaining ownership interests
In June 2026, the Company made a payment for the purchase of the remaining interest in a subsidiary for $54 million, which was completed in July 2026.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $860 million and a decrease of $19 million for the six months ended June 30, 2026 and 2025, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $265 million for the first six months of 2026, compared with $95 million used for investing activities for the corresponding period in 2025.
The Company paid $129 million and $62 million, net of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made in the first six months of 2026 and 2025, respectively.
In the first quarter of 2025, the Company sold Marsh McLennan Agency's ("MMA") Technology Consulting and Administrative Solutions ("TCAS") business for approximately $25 million, and recorded a gain of $15 million, which is included in revenue in the consolidated statements of income.
The Company's additions to fixed assets and capitalized software for the six months ended June 30, 2026 and 2025, amounted to $134 million and $114 million, respectively, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash from the sale of long-term investments for the six months ended June 30, 2025 is primarily due to the disposal of an investment in a unit trust fund.
Cash used for long-term investments for the six months ended June 30, 2026 is due to investments in private equity funds. At June 30, 2026, the Company has commitments for potential future investments of approximately $210 million in private equity funds that invest primarily in financial services companies.
Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at June 30, 2026:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$1,024	$1,024	$—	$—	$—
Current portion of long-term debt	646	646	—	—	—
Long-term debt	19,045	—	2,793	2,425	13,827
Interest on long-term debt	12,831	912	1,714	1,483	8,722
Net operating leases	2,091	388	623	437	643
Service agreements	510	225	188	97	—
Other long-term obligations (a)	480	169	251	59	1
Total	$36,627	$3,364	$5,569	$4,501	$23,193
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
The Company had the following investments subject to variable interest rates:

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,700	$2,687
Cash and cash equivalents held in a fiduciary capacity	$12,203	$11,473
Based on the above balances at June 30, 2026, if short-term interest rates increased or decreased by 10%, or 29 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $20 million.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian Dollar and Canadian Dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $130 million. The Company has exposure to approximately 80 foreign currencies. If exchange rates at June 30, 2026, hold constant for the rest of 2026, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will increase full year net operating income by approximately $85 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company has investments in certain private equity funds as well as in public and private companies of approximately $316 million that are accounted for using the equity method of accounting. The Company also holds investments of approximately $26 million that are valued using readily determinable fair values and approximately $17 million of investments without readily determinable fair values. The Company's investments are subject to the risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the six months ended June 30, 2026, the Company repurchased 8.7 million shares of its common stock for $1.5 billion. At June 30, 2026, the Company remained authorized to repurchase up to approximately $4.2 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	1,360,372	$173.4814	1,360,372	$4,689,346,844
May 1 - 31, 2026	1,365,989	$163.2250	1,365,989	$4,466,383,357
June 1 - 30, 2026	1,771,964	$164.2455	1,771,964	$4,175,346,252
Total	4,498,325	$166.7287	4,498,325	$4,175,346,252
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

Date:	July 21, 2026	/s/ Mark C. McGivney
Mark C. McGivney
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date:	July 21, 2026	/s/ Stacy M. Mills
Stacy M. Mills
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.1	Letter Agreement, effective as of April 15, 2026, between Marsh & McLennan Companies, Inc. and Mark C. McGivney

10.2	Non-Competition and Non-Solicitation Agreement, effective April 15, 2026, between Marsh & McLennan Companies, Inc. and Mark C. McGivney

10.3
Amended and Restated 5 Year Credit Agreement, dated as of June 2, 2026, among Marsh & McLennan Companies, Inc. the designated subsidiaries party thereto as borrowers, Citibank N.A., as administrative agent, and the lenders from time to time party thereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)