Form 10-Q
period 2026-09-30
MARSH & MCLENNAN COMPANIES, INC.
filed 2026-10-15
CIK 62709

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 12, 2026, there were outstanding 475,514,327 shares of common stock, par value $1.00 per share, of the registrant.

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
Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Factors that could materially affect our future results include, among other things:
•the impact of geopolitical, macroeconomic and other external factors, including the conflict in the Middle East and other wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation, changes in insurance premium rates and extreme weather events;
•the impact from lawsuits or investigations arising from errors and omissions, breaches of fiduciary duty or other claims against us in our capacity as a broker or investment advisor, including claims related to our investment business’ ability to execute timely trades;
•the increasing prevalence of ransomware, supply chain and other forms of cyber attacks, including those enabled or enhanced by artificial intelligence, and their potential to disrupt our operations, or the operations of our third party vendors, and result in the disclosure of confidential client or company information;
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

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements.
MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$6,863	$6,351	$21,864	$20,386
Expense:
Compensation and benefits	4,078	3,894	12,349	11,639
Other operating expenses	1,570	1,287	4,647	3,743
Operating expenses	5,648	5,181	16,996	15,382
Operating income	1,215	1,170	4,868	5,004
Other net benefit credits	48	52	148	143
Interest income	10	10	29	34
Interest expense	(248)	(237)	(738)	(725)
Investment income	8	15	9	27
Income before income taxes	1,033	1,010	4,316	4,483
Income tax expense	221	253	1,027	1,083
Net income before non-controlling interests	812	757	3,289	3,400
Less: Net income attributable to non-controlling interests	4	10	69	61
Net income attributable to the Company	$808	$747	$3,220	$3,339
Net income per share attributable to the Company:
– Basic	$1.70	$1.52	$6.71	$6.79
– Diluted	$1.69	$1.51	$6.68	$6.75
Average number of shares outstanding:
– Basic	476	491	480	492
– Diluted	479	494	482	495
Shares outstanding at September 30,	475	490	475	490
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income before non-controlling interests	$812	$757	$3,289	$3,400
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	47	(263)	(197)	926
Gain (loss) related to pension/post-retirement plans	18	89	161	(207)
Other comprehensive (loss) income, before tax	65	(174)	(36)	719
Income tax expense (benefit) on other comprehensive loss	4	23	49	(80)
Other comprehensive (loss) income, net of tax	61	(197)	(85)	799
Comprehensive income	873	560	3,204	4,199
Less: comprehensive income attributable to non-controlling interest	4	10	69	61
Comprehensive income attributable to the Company	$869	$550	$3,135	$4,138
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	(Unaudited) September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,842	$2,687
Cash and cash equivalents held in a fiduciary capacity	12,273	11,473
Receivables
Commissions and fees	7,859	7,015
Advanced premiums and claims	92	67
Other	760	750
	8,711	7,832
Less-allowance for credit losses	(163)	(162)
Net receivables	8,548	7,670
Other current assets	1,444	1,370
Total current assets	24,107	23,200

Goodwill	24,613	24,337
Other intangible assets	4,504	4,746
Fixed assets (net of accumulated depreciation and amortization of $1,754 at September 30, 2026 and $1,669 at December 31, 2025)	815	829
Pension related assets	2,301	2,140
Right of use assets	1,414	1,460
Deferred tax assets	195	212
Other assets	1,857	1,786
	$59,806	$58,710
 The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except share data)	(Unaudited) September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,644	$1,267
Accounts payable and accrued liabilities	3,583	3,652
Accrued compensation and employee benefits	3,329	3,962
Current lease liabilities	324	333
Accrued income taxes	485	373
Dividends payable	471	—
Fiduciary liabilities	12,273	11,473
Total current liabilities	22,109	21,060

Long-term debt	18,889	18,320
Pension, post-retirement and post-employment benefits	693	786
Long-term lease liabilities	1,475	1,529
Liabilities for errors and omissions	281	288
Other liabilities	1,449	1,412
Commitments and contingencies	—	—

Equity:
Preferred stock, $1 par value, authorized 6,000,000 shares, none issued	—	—
Common stock, $1 par value, authorized 1,600,000,000 shares, issued 560,641,640 shares at September 30, 2026 and December 31, 2025	561	561
Additional paid-in capital	1,615	1,547
Retained earnings	29,162	27,767
Accumulated other comprehensive loss	(5,514)	(5,429)
Non-controlling interests	235	215
	26,059	24,661
Less – treasury shares, at cost, 85,230,515 shares at September 30, 2026 and 75,783,063 shares at December 31, 2025	(11,149)	(9,346)
Total equity	14,910	15,315
	$59,806	$58,710
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,
(In millions)	2026	2025
Operating cash flows:
Net income before non-controlling interests	$3,289	$3,400
Adjustments to reconcile net income provided by operations:
Depreciation and amortization of fixed assets and capitalized software	268	270
Amortization of intangible assets	417	412
Non-cash lease expense	223	219
Adjustments and payments related to contingent consideration assets and liabilities	(31)	18
Gain on consolidation of entity	(126)	(13)
Net (gain) on investments	(9)	(27)
Net (gain) on disposition of assets	(12)	(17)
Share-based compensation expense	329	305
Changes in assets and liabilities:
Net receivables	(872)	(388)
Other assets	(197)	(39)
Accrued compensation and employee benefits	(639)	(610)
Provision for taxes, net of payments and refunds	69	197
Contributions to pension and other benefit plans in excess of current year credit	(210)	(190)
Other liabilities	66	(157)
Operating lease liabilities	(252)	(249)
Net cash provided by (used for) operations	2,313	3,131
Financing cash flows:
Purchase of treasury shares	(2,016)	(1,002)
Net proceeds from issuance of commercial paper	1,623	—
Proceeds from issuance of debt	595	—
Repayments of debt	(1,247)	(514)
Payment to acquire non-controlling interest	(54)	—
Shares withheld for taxes on vested units – treasury shares	(124)	(148)
Issuance of common stock from treasury shares	118	212
Payments of deferred and contingent consideration for acquisitions	(145)	(64)
Receipts of deferred and contingent consideration for dispositions	12	—
Distributions of non-controlling interests	(41)	(46)
Dividends paid	(1,354)	(1,255)
Change in fiduciary liabilities	869	231
Net cash provided by (used for) financing activities	(1,764)	(2,586)
Investing cash flows:
Capital expenditures	(215)	(186)
Purchases of long-term investments	(20)	(17)
Sales of long-term investments	3	96
Dispositions	16	15
Acquisitions, net of cash and cash held in a fiduciary capacity acquired	(263)	(224)
Other, net	(14)	(6)
Net cash provided by (used for) investing activities	(493)	(322)
Effect of exchange rate changes on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(101)	615
Increase (Decrease) in cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(45)	838
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at beginning of period	14,160	13,674
Cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity at end of period	$14,115	$14,512

Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity to the Consolidated Balance Sheets
Balance at September 30,	2026	2025
(In millions)
Cash and cash equivalents	$1,842	$2,511
Cash and cash equivalents held in a fiduciary capacity	12,273	12,001
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$14,115	$14,512
The accompanying notes are an integral part of these unaudited consolidated statements.

MARSH & McLENNAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
COMMON STOCK
Balance, beginning and end of period	$561	$561	$561	$561
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$1,566	$1,362	$1,547	$1,370
Change in accrued stock compensation costs	91	83	(28)	(48)
Issuance of shares under stock compensation and employee stock purchase plans	4	12	142	135
Purchase of non-controlling interest	(46)	—	(46)	—
Balance, end of period	$1,615	$1,457	$1,615	$1,457
RETAINED EARNINGS
Balance, beginning of period	$29,301	$27,088	$27,767	$25,306
Net income attributable to the Company	808	747	3,220	3,339
Dividends declared	(942)	(883)	(1,814)	(1,685)
Dividend equivalents declared	(5)	(4)	(11)	(12)
Balance, end of period	$29,162	$26,948	$29,162	$26,948
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	$(5,575)	$(5,244)	$(5,429)	$(6,240)
Other comprehensive (loss) income, net of tax	61	(197)	(85)	799
Balance, end of period	$(5,514)	$(5,441)	$(5,514)	$(5,441)
TREASURY SHARES
Balance, beginning of period	$(10,670)	$(8,000)	$(9,346)	$(7,655)
Issuance of shares under stock compensation and employee stock purchase plans	25	30	213	285
Purchase of treasury shares	(504)	(402)	(2,016)	(1,002)
Balance, end of period	$(11,149)	$(8,372)	$(11,149)	$(8,372)
NON-CONTROLLING INTERESTS
Balance, beginning of period	$250	$209	$215	$193
Net income attributable to non-controlling interests	4	10	69	61
Distributions and other changes	(19)	(13)	(49)	(48)
Balance, end of period	$235	$206	$235	$206
TOTAL EQUITY	$14,910	$15,359	$14,910	$15,359
Dividends declared per share	$1.98	$1.80	$3.78	$3.43
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
Effective January 14, 2026, the Company updated its brand name from Marsh McLennan to Marsh and the brand names of Marsh and Oliver Wyman Group businesses to Marsh Risk ("Risk") and Marsh Management Consulting ("Management Consulting"), respectively. As a result of the Company's previously announced brand change, results that were previously reported under our Guy Carpenter business will now be reported as "Reinsurance" and results that were previously reported as Mercer will now be reported as "People and Investments". Within People and Investments, results for Wealth will now be reported as "Investments and Retirement", Health will now be reported as "Health and Benefits" and Career will now be reported as "Workforce and Rewards". Within Marsh Risk, the Company updated the brand name of Marsh McLennan Agency to Marsh Agency. References to the Company and its businesses in the consolidated financial statements reflect these changes.
The changes to the brand names had no impact on the Company's operating and reporting segments.
The Company is organized based on the different services that it offers. Under this structure, the Company’s two business segments are Risk and Insurance Services and Consulting.
The Risk and Insurance Services segment ("RIS") includes risk management activities and insurance/reinsurance broking and services conducted through Risk and Reinsurance. Risk is an insurance broker and risk advisor, offering risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services, to a wide range of businesses, government entities, professional service organizations and individuals. Reinsurance, the Company's reinsurance intermediary and advisor, provides specialized reinsurance broking, strategic advisory and actuarial services, and analytics solutions.
The Consulting segment includes investments and retirement, health and benefits, and workforce and rewards solutions and products, and specialized management, strategic, economic and brand consulting services conducted through People and Investments and Management Consulting. People and Investments helps clients achieve their investment objectives, shape the future of work, and improve health and retirement outcomes through advice, solutions, and products. Management Consulting offers management consulting and advisory services across various industries.
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
The accompanied consolidated financial statements include all wholly-owned and majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The financial information contained herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial statements as of and for the nine months ended September 30, 2026 and 2025.
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
The Company believes these estimates are reasonable based on information currently available at the time they are made. The Company also considered the potential impact of geopolitical, macroeconomic and other external factors including the conflict in the Middle East and other wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation, changes in insurance premium rates to its customer base in various industries and geographies, and extreme weather events. Insurance exposures subject to variable factors are subject to mid-term and end of term adjustments, as well as policy audits, which may reduce premiums and corresponding commissions. Estimates were updated based on internal and industry specific economic data. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of certificates of deposit and time deposits, with original maturities of three months or less, and money market funds. The estimated fair value of the Company's cash and cash equivalents approximates their carrying value.
The Company is required to maintain operating funds primarily related to regulatory requirements outside of the U.S., or as collateral under captive insurance arrangements. At September 30, 2026, the Company maintained $622 million, compared to $553 million at December 31, 2025 related to these regulatory requirements.
Allowance for Credit Losses on Accounts Receivable
The Company’s policy for providing an allowance for credit losses on its accounts receivable is based on a combination of factors, including historical write-offs, aging of balances, and other qualitative and quantitative analyses. The charge related to expected credit losses was not material to the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025, respectively.
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
The Company recorded net investment income of $8 million and $9 million for the three and nine months ended September 30, 2026, respectively, compared to net investment income of $15 million and $27 million, respectively, for the corresponding periods in the prior year.

Income Taxes
The Company's effective tax rate for the three months ended September 30, 2026 was 21.3%, compared with 25.1% for the corresponding quarter of 2025. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 23.8% and 24.2%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
For the three and nine months ended September 30, 2026, the most significant discrete item is the tax effect of a gain from the fair value remeasurement of the Company's previously held equity method investment in Deasterra Partners, S.L., decreasing the effective tax rate by 2.8% and 0.7%, respectively. For the three and nine months ended September 30, 2025, the most significant discrete item was the excess tax benefit related to share-based payments, which reduced the effective tax rate by 0.3% and 1.0%, respectively.
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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. The Company's gross unrecognized tax benefits were $117 million at September 30, 2026, and $109 million at December 31, 2025.
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
The Company's revenue policies are provided in more detail in Note 2, Revenue, in the 2025 Form 10-K.
The following table disaggregates various components of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Risk:
EMEA	$994	$813	$3,265	$2,878
Asia Pacific	384	361	1,192	1,105
Latin America	147	137	436	393
Total International	1,525	1,311	4,893	4,376
U.S./Canada	2,201	2,089	6,630	6,326
Total Risk	3,726	3,400	11,523	10,702
Reinsurance	374	398	2,278	2,281
Subtotal	4,100	3,798	13,801	12,983
Fiduciary interest income	100	109	273	311
Total Risk and Insurance Services	$4,200	$3,907	$14,074	$13,294
People and Investments:
Investments and Retirement	$762	$705	$2,254	$2,060
Health and Benefits	578	555	1,850	1,757
Workforce and Rewards	332	319	827	756
Total People and Investments	1,672	1,579	4,931	4,573
Management Consulting	1,013	886	2,914	2,577
Total Consulting	$2,685	$2,465	$7,845	$7,150
Total Segments	$6,885	$6,372	$21,919	$20,444
Corporate/Eliminations	(22)	(21)	(55)	(58)
Total	$6,863	$6,351	$21,864	$20,386
The following table provides contract assets and contract liabilities information from contracts with customers:

(In millions)	September 30, 2026	December 31, 2025
Contract assets	$675	$540
Contract liabilities	$1,020	$927

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
Revenue recognized for the three and nine months ended September 30, 2026 that was included in the contract liability balance at the beginning of each of those periods was $116 million and $729 million, respectively, compared to revenue recognized of $119 million and $705 million, respectively, for the corresponding periods in the prior year.
The amount of revenue recognized for the three and nine months ended September 30, 2026 from performance obligations satisfied in previous periods, mainly due to variable consideration from contracts with insurers, quota share business and consulting contracts previously considered constrained was $15 million and $75 million, respectively, and $18 million and $75 million, respectively, for the corresponding periods in the prior year.
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
Risk and Insurance Services revenue includes interest on fiduciary funds of $100 million and $273 million for the three and nine months ended September 30, 2026, respectively, and $109 million and $311 million for the three and nine months ended September 30, 2025, respectively.
Net uncollected premiums and claims and the related payables were $15.4 billion at September 30, 2026, and $14.6 billion at December 31, 2025. The Company is not a principal to the contracts under which the right to receive premiums or the right to receive reimbursement of insured losses arises. Accordingly, net uncollected premiums and claims and the related payables are not assets and liabilities of the Company and are not included in the accompanying consolidated balance sheets.
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

Basic and Diluted EPS Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income before non-controlling interests	$812	$757	$3,289	$3,400
Less: Net income attributable to non-controlling interests	4	10	69	61
Net income attributable to the Company	$808	$747	$3,220	$3,339
Basic weighted average common shares outstanding	476	491	480	492
Dilutive effect of potentially issuable common shares	3	3	2	3
Diluted weighted average common shares outstanding	479	494	482	495
Average stock price used to calculate common stock equivalents	$182.95	$205.60	$176.66	$219.35

6.    Supplemental Disclosures to the Consolidated Statements of Cash Flows
The following table provides additional information concerning acquisitions, interest and income taxes paid for the nine months ended September 30, 2026 and 2025:

(In millions)	2026	2025
Assets acquired, excluding cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$595	$367
Fiduciary liabilities assumed	(18)	(17)
Liabilities assumed	(82)	(43)
Fair value of previously-held equity investment	(142)	(15)
Contingent/deferred purchase consideration	(90)	(68)
Net cash outflow for acquisitions	$263	$224

(In millions)	2026	2025
Interest paid	$836	$775
Income taxes paid, net of refunds	$958	$886
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt or payment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2026	2025
Operating:
Contingent consideration payments for prior year acquisitions	$(59)	$(27)
Acquisition/disposition related net charges for adjustments	28	45
Adjustments and payments related to contingent consideration	$(31)	$18
Financing:
Contingent consideration for prior year acquisitions	$(44)	$(11)
Deferred consideration for prior year acquisitions	(101)	(53)
Payments of deferred and contingent consideration for acquisitions	$(145)	$(64)

Receipts of deferred and contingent consideration for dispositions	$12	$—
The Company had non-cash issuances of common stock in accordance with its share-based payment plan of $361 million and $356 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company recorded share-based compensation expense related to restricted stock units, performance stock units and stock options of $94 million and $329 million for the three and nine months ended September 30, 2026, respectively, and $95 million and $305 million for the three and nine months ended September 30, 2025, respectively.

7.    Other Comprehensive (Loss) Income
The changes, net of tax, in the balances of each component of AOCI for the three and nine months ended September 30, 2026 and 2025, including amounts reclassified out of AOCI, are as follows:

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2026	$(3,598)	$(1,977)	$(5,575)
Other comprehensive (loss) income before reclassifications	(5)	48	43
Amounts reclassified from accumulated other comprehensive income	18	—	18
Net current period other comprehensive income (loss)	13	48	61
Balance at September 30, 2026 (a)	$(3,585)	$(1,929)	$(5,514)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at July 1, 2025	$(3,632)	$(1,612)	$(5,244)
Other comprehensive (loss) income before reclassifications	58	(263)	(205)
Amounts reclassified from accumulated other comprehensive income	8	—	8
Net current period other comprehensive (loss) income	66	(263)	(197)
Balance at September 30, 2025 (a)	$(3,566)	$(1,875)	$(5,441)
(a)At each September 30, 2026 and 2025, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion.

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2026	$(3,707)	$(1,722)	$(5,429)
Other comprehensive income (loss) before reclassifications	68	(207)	(139)
Amounts reclassified from accumulated other comprehensive income	54	—	54
Net current period other comprehensive (loss) income	122	(207)	(85)
Balance at September 30, 2026 (a)	$(3,585)	$(1,929)	$(5,514)

(In millions)	Pension/Post-Retirement Plans Gains (Losses)	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2025	$(3,408)	$(2,832)	$(6,240)
Other comprehensive (loss) income before reclassifications	(182)	957	775
Amounts reclassified from accumulated other comprehensive income	24	—	24
Net current period other comprehensive income (loss)	(158)	957	799
Balance at September 30, 2025 (a)	$(3,566)	$(1,875)	$(5,441)
(a)At each September 30, 2026 and 2025, balances are net of deferred tax assets in pension and post-retirement plans gains (losses) of $1.6 billion.

The components of other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025 are as follows:

Three Months Ended September 30,	2026			2025
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$47	$(1)	$48	$(263)	$—	$(263)
Pension/post-retirement plans:
Amortization of losses (gains) included in net benefit (credit) cost:
Prior service credits (a)	1	—	1	1	—	1
Net actuarial losses (a)	23	6	17	10	3	7
Subtotal	24	6	18	11	3	8
Foreign currency translation adjustments	(9)	(2)	(7)	79	20	59
Effect of remeasurement	—	—	—	(1)	—	(1)
Effect of settlement	3	1	2	—	—	—
Pension/post-retirement plans gains (losses)	18	5	13	89	23	66
Other comprehensive (loss) income	$65	$4	$61	$(174)	$23	$(197)
(a) Included in other net benefit credits in the consolidated statements of income. Income tax expense on net actuarial losses is included in income tax expense.

Nine Months Ended September 30,	2026			2025
(In millions)	Pre-Tax	Tax (Credit)	Net of Tax	Pre-Tax	Tax (Credit)	Net of Tax
Foreign currency translation adjustments	$(197)	$10	$(207)	$926	$(31)	$957
Pension/post-retirement plans:
Amortization of losses (gains) included in net benefit (credit) cost:
Prior service credits (a)	1	—	1	1	—	1
Net actuarial losses (a)	70	17	53	31	8	23
Subtotal	71	17	54	32	8	24
Foreign currency translation adjustments	85	21	64	(245)	(58)	(187)
Effect of remeasurement	—	—	—	(4)	(1)	(3)
Effect of settlement	5	1	4	10	2	8
Pension/post-retirement plans gains (losses)	161	39	122	(207)	(49)	(158)
Other comprehensive (loss) income	$(36)	$49	$(85)	$719	$(80)	$799
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
The Risk and Insurance Services segment completed six acquisitions for the nine months ended September 30, 2026:
•January – Marsh Agency acquired Robinson & Son, LLC., a New York-based insurance broker that provides property and casualty insurance solutions to businesses and individuals with a specialization in maritime insurance.
•April – Marsh Agency acquired Seitz Insurance Agency, a Montana-based insurance broker that provides commercial and personal lines coverage to businesses and families, with a specialization in the agriculture, crop and energy industries.
•June – Marsh Agency acquired TriBridge Partners, LLC and TriBridge Partners Financial, LLC, a Maryland-based insurance broker and retirement and wealth advisor that provides employee health and benefits, retirement plan advisory, wealth management, and individual insurance services to clients across the Mid-Atlantic.
•July – Risk acquired the remaining 60% ownership share in Deasterra Partners, S.L., a Spain-based insurance broker that provides insurance and reinsurance brokerage services as well as specialized risk management solutions.
•August – Marsh Agency acquired Theodore P. Botten III Insurance Agency, a Minnesota-based insurance broker that provides individual Medicare and small group benefits services.
•September – Risk acquired ENEOS Insurance Service Co., Ltd. and the insurance business of ENEOS Material Trading Co., Ltd., a Japan-based insurance broker that delivers a broad range of solutions via personal insurance products.
The Consulting segment completed two acquisitions for the nine months ended September 30, 2026:
•January – People and Investments acquired Profil M Beratung für Human Resources Management GmbH & Co. KG., a Germany-based provider of consulting services in the areas of leadership assessment, executive development, leadership culture and transformation.
•June – Management Consulting acquired CR3 Partners LLC, a Texas-based turnaround and performance transformation advisory firm specializing in transition, turnaround, and distressed situations.
Total purchase consideration for acquisitions made for the nine months ended September 30, 2026 was $550 million, which consisted of cash paid of $318 million, deferred and estimated contingent purchase consideration of $90 million, and the remeasurement to fair value of a previously held equity method investment upon consolidation of $142 million. Contingent purchase consideration arrangements are generally based on earnings before interest, tax, depreciation and amortization ("EBITDA") or revenue targets over a period of 2 to 4 years. The fair value of contingent purchase consideration was based on projected revenue and earnings of the acquired entities.
For the nine months ended September 30, 2026, the Company also paid $101 million of deferred purchase consideration and $103 million of contingent purchase consideration related to prior year acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment until purchase accounting is finalized.

The following table presents the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed in 2026, based on the estimated fair values for the acquisitions as of their respective acquisition dates.

Acquisitions through September 30, 2026
(In millions)	Total
Cash	$318
Estimated fair value of deferred/contingent purchase consideration	90
Fair value of previously-held equity method investment	142
Total consideration	$550
Allocation of purchase price:
Cash and cash equivalents	$37
Cash and cash equivalents held in a fiduciary capacity	18
Net receivables	36
Goodwill	364
Other intangible assets	192
Fixed assets, net	1
Other assets	2
Total assets acquired	650
Current liabilities	46
Fiduciary liabilities	18
Other liabilities	36
Total liabilities assumed	100
Net assets acquired	$550
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

The following table provides information about other intangible assets acquired in 2026:

Other intangible assets through September 30, 2026 (In millions)	Amount	Weighted Average Amortization Period
Client relationships	$185	11.8 years
Other	7	4.2 years
Total other intangible assets	$192
The consolidated statements of income include the results of operations of acquired companies since their respective acquisition dates. The following table provides information about the consolidated statements of income for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Revenue	$34	$19	$51	$34
Operating income	$1	$2	$—	$5
The Company incurred acquisition related expenses for the three and nine months ended September 30, 2026 of approximately $41 million and $144 million, respectively, and $81 million and $218 million, for the corresponding periods in the prior year. These costs included approximately $35 million and $124 million of integration and retention related costs in connection with the acquisition of McGriff Insurance Services for the three and nine months ended September 30, 2026, and $52 million and $166 million, respectively, for the corresponding periods in the prior year. Acquisition related expenses are included in compensation and benefits or other operating expenses in the Company's consolidated statements of income, depending on the nature of the items.
Prior year acquisitions
The Risk and Insurance Services segment completed 14 acquisitions in 2025:
•January – Reinsurance acquired the remaining 51.5% ownership share in Carpenter Turner Cyprus Ltd., a Greece-based insurance broker that provides reinsurance and advisory services, including treaty and facultative reinsurance, data and analytics, strategic advisory, and capital markets solutions.
•February – Risk acquired Fontana Rava-Toscano & Partners S.r.l., an Italy-based insurance broker that offers property and casualty insurance brokerage and risk consulting.
•March – Risk acquired the business of Cohere Insurance Solutions, an Australia-based insurance broker that specializes in life sciences, start-up and professional services businesses.
•April – Marsh Agency acquired Arthur C. Hall Insurance, Inc., a Pennsylvania-based insurance broker that provides commercial and personal lines solutions to clients, with specialties in life sciences, information management, non-profit, craft beverage manufacturing and municipal industries.
•May – Risk acquired Thornton Harvey Group, LLC (d/b/a ProWriters), a Pennsylvania-based wholesale insurance broker that provides solutions for cyber, management and professional liability insurance to a network of retail brokers in the U.S.
•July – Marsh Agency acquired Excel Insurance LLC, a Florida-based insurance broker that provides property and casualty insurance solutions to small businesses and individuals in South Florida, with specialties in watercraft and motor vehicle protection; and Donald S. Barberie Insurance Agency, Inc. (d/b/a Olympic Insurance Agency), a California-based insurance broker that provides business insurance, employee benefits, and personal asset protection expertise to clients in Southern California, serving real estate investors, property managers, and manufacturing businesses.
•August – Marsh Agency acquired Robins Insurance Agency Inc., a Tennessee-based insurance broker that provides business insurance and personal lines solutions, with expertise in real estate, construction, hospitality, community associations and manufacturing.

•October – Marsh Agency acquired Robison Insurance Services Inc., a North Carolina-based insurance broker that provides life, health, disability and long term care insurance services to businesses and individuals; and Hayden Wood Insurance Agency, a Massachusetts-based insurance broker that provides personal lines insurance solutions to clients nationally, with a specialty in collector auto and motorsports products.
•November – Risk acquired Mitsubishi Electric Insurance Service Co, Ltd., a Japan-based insurance broker offering clients access to high-value, cost-effective insurance solutions across a broad range of commercial lines, including liability, property, cargo, workers compensation, commercial auto, commercial umbrella, directors and officers, and cyber, as well as non-life/life insurance, medical care, and nursing care; and Jointly – il Welfare Condiviso S.r.l., an Italy-based provider of integrated corporate well-being solutions for organizations and their employees, including parenting and family care support programs, mental and physical well-being initiatives, and flexible benefits.
•December – Marsh Agency acquired three insurance brokers, Atlas Insurance Agency, Inc., Pyramid Insurance Centre, Ltd., and NMF Insurance, Inc. d/b/a IC International, a collective group of Hawaii-based insurance brokers offering insurance solutions to businesses and individuals throughout Hawaii with a niche industry specialization in municipality, transportation and hospitality; and Risk acquired Finassur, a France-based insurance broker offering tailored insurance solutions in Northern France, specializing in property and casualty, and health and life insurance risk management.
The Consulting segment completed 6 acquisitions in 2025:
•April – People and Investments acquired the business of Cerebrus Consultants Private Limited., an India-based provider of human resources consulting and advisory services.
•May – People and Investments acquired SECOR Asset Management, L.P., a U.S. and United Kingdom based global provider of bespoke strategic and portfolio solutions to institutional investors, including investment advisory and implementation, fiduciary and asset liability management.
•August – Management Consulting acquired Validate Health Inc., an Illinois-based healthcare analytics consultancy that provides analytics solutions to healthcare providers and accountable care organizations to help clients to better manage costs, risk and performance. People and Investments acquired ConvictionsRH, a France-based consulting firm specializing in Human Resources transformation, supporting companies of all sizes in their strategic, organizational, digital, technological and cultural changes.
•October – People and Investments acquired Fundhouse Limited and Fundhouse Bespoke Limited, a United Kingdom-based provider of investment advisory and model portfolio services to financial advisors and institutional wealth investors.
•November – People and Investments acquired Hexarem Inc., a Canada-based human resources consulting firm specializing in executive compensation and governance advisory services.
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

Prior year dispositions
In the first quarter of 2025, the Company sold Marsh Agency's Technology Consulting and Administrative Solutions ("TCAS") business for approximately $25 million, and recorded a gain of $15 million, which is included in revenue in the consolidated statements of income.
Purchases of remaining ownership interests
In June 2026, the Company made a payment for the purchase of the remaining interest in a subsidiary for $54 million, which was completed in July 2026.
In July 2026, in connection with its increased investment in Deasterra Partners, S.L., the Company recorded a gain of $126 million related to the remeasurement of its previously held equity method investment to fair value upon consolidation. The fair value of the pre-existing equity method investment was calculated considering both an income approach based on discounted future cash flows and market approach.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$6,865	$6,428	$21,925	$20,638
Net income attributable to the Company	$809	$751	$3,224	$3,358
Basic net income per share attributable to the Company	$1.70	$1.53	$6.71	$6.83
Diluted net income per share attributable to the Company	$1.69	$1.52	$6.69	$6.79
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
In 2026, the Company performed a quantitative goodwill impairment assessment. Fair values for the reporting units were estimated using both an income and market valuation approach. The carrying values were based on balances at June 30, 2026 and included directly identified assets and liabilities, as well as an allocation of those assets and liabilities not recorded at the reporting unit level. The Company concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded the carrying value.
Other intangible assets that are not deemed to have an indefinite life are amortized over their estimated lives and assessed for impairment upon the occurrence of certain triggering events in accordance with applicable accounting literature. Based on its assessment, the Company concluded that other intangible assets were not impaired. The Company had no indefinite-lived intangible assets at September 30, 2026 and December 31, 2025.

Changes in the carrying amount of goodwill are as follows:

(In millions)	2026	2025
Balance at January 1,	$24,337	$23,306
Goodwill acquired	364	234
Other adjustments (a)	(88)	409
Balance at September 30,	$24,613	$23,949
(a)Primarily reflects the impact of foreign exchange.
The goodwill from acquisitions in 2026 and 2025 consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities and the trained and assembled workforce acquired.
The goodwill acquired in 2026 included approximately $56 million and $51 million in the Risk and Insurance Services and Consulting segments, respectively, which is expected to be deductible for tax purposes.
Goodwill allocated to the Company’s reportable segments at September 30, 2026 is $19.8 billion for Risk and Insurance Services and $4.8 billion for Consulting.
The gross cost and accumulated amortization of other identified intangible assets at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026			December 31, 2025
(In millions)	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Client relationships	$7,184	$2,726	$4,458	$7,091	$2,422	$4,669
Other (a)	469	423	46	476	399	77
Other intangible assets	$7,653	$3,149	$4,504	$7,567	$2,821	$4,746
(a)Primarily reflects non-compete agreements, trade names and developed technology.
Aggregate amortization expense for the three and nine months ended September 30, 2026 was $142 million and $417 million, respectively, compared to $133 million and $412 million, respectively, for the corresponding periods in the prior year.
The estimated future aggregate amortization expense is as follows:

For the Years Ending December 31,
(In millions)	Estimated Expense
2026 (excludes amortization through September 30, 2026)	$154
2027	516
2028	488
2029	459
2030	445
Subsequent years	2,442
Total future amortization	$4,504

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
Assets and liabilities measured using Level 1 inputs include exchange-traded equity securities, daily-valued mutual funds, and money market funds.
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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

	Identical Assets (Level 1)		Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
(In millions)	09/30/26	12/31/25	09/30/26	12/31/25	09/30/26	12/31/25	09/30/26	12/31/25
Assets:
Financial instruments owned:
Exchange traded equity securities (a)	$15	$12	$—	$—	$—	$—	$15	$12
Mutual funds (a)	226	202	—	—	—	—	226	202
Money market funds (b)	149	633	—	—	—	—	149	633
Total assets measured at fair value	$390	$847	$—	$—	$—	$—	$390	$847
Fiduciary Assets:
Money market funds	$297	$322	$—	$—	$—	$—	$297	$322
Total fiduciary assets measured at fair value	$297	$322	$—	$—	$—	$—	$297	$322
Liabilities:
Contingent purchase consideration liabilities (c)	$—	$—	$—	$—	$248	$268	$248	$268
Total liabilities measured at fair value	$—	$—	$—	$—	$248	$268	$248	$268
(a)Included in other assets in the consolidated balance sheets.
(b)Included in cash and cash equivalents in the consolidated balance sheets.
(c)Included in accounts payable and accrued liabilities and other liabilities in the consolidated balance sheets.
For the nine months ended September 30, 2026 and 2025, there were no assets or liabilities that were transferred between levels.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Balance at beginning of period	$216	$207	$268	$161
Net additions	32	20	55	57
Payments	(7)	(12)	(103)	(38)
Revaluation impact	7	15	28	45
Other	—	—	—	5
Balance at end of period	$248	$230	$248	$230
Long-Term Investments
The Company has investments in certain private equity funds as well as in public and private companies that are accounted for using the equity method of accounting. The carrying value of these investments was $327 million and $301 million at September 30, 2026 and December 31, 2025, respectively.
Private Equity Investments
The Company's investments in private equity funds were $254 million and $220 million at September 30, 2026 and December 31, 2025, respectively. The carrying values of these private equity investments approximate fair value. The underlying private equity funds follow investment company accounting, where investments within the fund are carried at fair value. The Company records in earnings its proportionate share of the change in fair value of the funds in the investment income line in the consolidated statements of income. These investments are included in other assets in the consolidated balance sheets. The Company recorded net investment income of $7 million and $6 million for the three and nine months ended September 30, 2026, respectively, and net investment income of $15 million and $25 million from these investments for the corresponding periods in 2025.
At September 30, 2026, the Company has commitments of potential future investments of approximately $201 million in private equity funds that invest primarily in financial services companies.

Investments in Public and Private Companies
The Company has investments in private insurance brokerage and consulting companies with a carrying value of $73 million and $81 million at September 30, 2026 and December 31, 2025, respectively. These investments are accounted for using the equity method of accounting, the results of which are included in revenue in the consolidated statements of income and the carrying value of which is included in other assets in the consolidated balance sheets. The Company records its share of income or loss on its equity method investments, some of which are on a one quarter lag basis. In July 2026, the Company acquired the remaining 60% ownership share in Deasterra Partners, S.L. Prior to the increase in ownership, the Company accounted for the investment under the equity method of accounting.
Other Investments
The Company held certain equity investments with readily determinable market values at September 30, 2026 and December 31, 2025, of $27 million and $24 million, respectively. For the three and nine months ended September 30, 2026, the Company recorded mark-to-market gains on these investments of $1 million and $3 million, respectively. For the nine months ended September 30, 2025, the Company recorded mark-to-market gains of $2 million on these investments.
The Company also held investments without readily determinable market values of $16 million and $17 million at September 30, 2026 and December 31, 2025, respectively.
In January 2025, the Company disposed an investment in a unit trust fund.
11.    Derivatives
Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program, the Company designates its €550 million senior note debt instrument ("Euro note") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in accumulated other comprehensive loss in the consolidated balance sheets.
The U.S. dollar value of the Euro denominated debt decreased by $38 million through September 30, 2026 related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the nine months ended September 30, 2026.
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
The Company determined that $1 million and $9 million of ROU assets were impaired for the three and nine months ended September 30, 2026, and $3 million and $8 million for the three and nine months ended September 30, 2025, respectively, and recorded a charge to the consolidated statements of income with an offsetting reduction to ROU assets.

The following table provides additional information about the Company’s property leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except weighted average data)	2026	2025	2026	2025
Lease Cost:
Operating lease cost (a)	$88	$88	$266	$262
Short-term lease cost	1	1	3	4
Variable lease cost	37	35	105	101
Sublease income	(6)	(6)	(18)	(16)
Net lease cost	$120	$118	$356	$351
Other information:
Operating cash outflows from operating leases			$304	$300
ROU assets obtained in exchange for new operating lease liabilities			$187	$94
Weighted average remaining lease term – real estate leases			7.3 years	7.3 years
Weighted average discount rate – real estate leases			4.05%	3.79%
(a)Excludes ROU asset impairment charges.
Future minimum lease payments for the Company’s operating leases at September 30, 2026 are as follows:

(In millions)	Real Estate Leases
2026 (excludes payments through September 30, 2026)	$99
2027	383
2028	310
2029	262
2030	225
2031	200
Subsequent years	593
Total future lease payments	2,072
Less: Imputed interest	(273)
Total	$1,799
Current lease liabilities	$324
Long-term lease liabilities	1,475
Total lease liabilities	$1,799
Note: The above table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a ROU asset or liability in the consolidated balance sheets.
At September 30, 2026, the Company had additional operating real estate leases that had not yet commenced of $75 million. These operating leases will commence over the next 12 months.

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
The weighted average actuarial assumptions utilized to calculate the net periodic benefit cost or credit for the U.S. and significant non-U.S. defined benefit plans are as follows:

Combined U.S. and significant non-U.S. Plans	Pension Benefits
September 30,	2026	2025
Weighted average assumptions:
Discount rate	5.39%	5.36%
Expected return on plan assets	5.94%	5.43%
Rate of compensation increase*	3.12%	3.16%
(*)There are no rate of compensation increase assumptions for the primary U.S. defined benefit plans since future benefit accruals were discontinued for those plans after December 31, 2016 and earned benefits are not subject to final salary level adjustments.
The target asset allocation for the U.S. plans at September 30, 2026 is 50% equities and equity alternatives and 50% fixed income. At September 30, 2026, the actual allocation for the U.S. plans was 52% equities and equity alternatives and 48% fixed income. The target allocation for the U.K. plans at September 30, 2026 is 7% equities and equity alternatives and 93% fixed income. At September 30, 2026, the actual allocation for the U.K. plans was 8% equities and equity alternatives and 92% fixed income. The Company's U.K. plans comprised approximately 78% of non-U.S. plan assets at December 31, 2025.
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
The net benefit (credit) or cost of the Company's defined benefit plans is measured on an actuarial basis using various methods and assumptions.
The components of the net benefit (credit) or cost for the defined benefit plans is as follows:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$6	$8
Interest cost	144	151
Expected return on plan assets	(219)	(215)
Amortization of prior service (credit) cost	1	1
Recognized actuarial loss	23	11
Net periodic benefit credit	$(45)	$(44)
Settlement loss	3	—
Net benefit credit	$(42)	$(44)

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$19	$21
Interest cost	432	445
Expected return on plan assets	(659)	(631)
Amortization of prior service (credit) cost	1	1
Recognized actuarial loss	70	32
Net periodic benefit credit	$(137)	$(132)
Settlement loss	5	10
Net benefit credit	$(132)	$(122)
The following tables provide the amounts reported in the consolidated statements of income:

Combined U.S. and significant non-U.S. Plans
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2026	2025
Compensation and benefits expense	$6	$8
Other net benefit credits	(48)	(52)
Net benefit credit	$(42)	$(44)

Combined U.S. and significant non-U.S. Plans
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2026	2025
Compensation and benefits expense	$19	$21
Other net benefit credits (a)	(151)	(143)
Net benefit credit	$(132)	$(122)
(a)For the nine months ended September 30, 2026, the Company recorded $3 million of net benefit cost related to the post-retirement plans.
The components of the net benefit credit for the U.S. defined benefit plans are as follows:

U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$—	$1
Interest cost	62	64
Expected return on plan assets	(70)	(74)
Recognized actuarial loss	9	6
Net benefit cost (credit)	$1	$(3)

U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$—	$1
Interest cost	186	191
Expected return on plan assets	(210)	(220)
Recognized actuarial loss	27	18
Net periodic benefit cost (credit)	$3	$(10)
Settlement loss	—	1
Net benefit cost (credit)	$3	$(9)
The components of the net benefit credit for the non-U.S. defined benefit plans are as follows:

Significant non-U.S. Plans only
For the Three Months Ended September 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$6	$7
Interest cost	82	87
Expected return on plan assets	(149)	(141)
Amortization of prior service credit	1	1
Recognized actuarial loss	14	5
Net periodic benefit credit	$(46)	$(41)
Settlement loss	3	—
Net benefit credit	$(43)	$(41)

Significant non-U.S. Plans only
For the Nine Months Ended September 30,	Pension Benefits
(In millions)	2026	2025
Service cost	$19	$20
Interest cost	246	254
Expected return on plan assets	(449)	(411)
Amortization of prior service credit	1	1
Recognized actuarial loss	43	14
Net periodic benefit credit	$(140)	$(122)
Settlement loss	5	9
Net benefit credit	$(135)	$(113)
The Company made contributions to its U.S. and non-U.S. defined benefit pension plans for the three and nine months ended September 30, 2026 of approximately $45 million and $77 million, respectively, compared to contributions of $21 million and $56 million, respectively, for the corresponding periods in the prior year. The Company expects to contribute approximately $23 million to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026.
Defined Contribution Plans
The Company maintains defined contribution plans ("DC Plans") for its employees, the most significant being in the U.S. and the U.K. The cost of the U.S. DC Plans for the three and nine months ended September 30, 2026 was $52 million and $163 million, respectively, and $51 million and $159 million, respectively, for the corresponding periods in the prior year. The cost of the U.K. DC Plans for the three and nine months ended September 30, 2026 was $44 million and $158 million, respectively, and $43 million and $141 million, respectively, for the corresponding periods in the prior year.

14.    Debt
The Company’s outstanding debt is as follows:

(In millions)	September 30, 2026	December 31, 2025
Short-term:
Commercial paper	$1,623	$—
Current portion of long-term debt	21	1,267
	$1,644	$1,267
Long-term:
Senior notes – 1.349% due 2026	$—	$647
Senior notes – 3.750% due 2026	—	600
Senior notes – 4.550% due 2027	948	946
Senior notes – Floating due 2027 (a)	299	299
Senior notes – 4.375% due 2029	1,500	1,499
Senior notes – 1.979% due 2030	624	646
Senior notes – 2.250% due 2030	745	744
Senior notes – 4.650% due 2030	994	992
Senior notes – 2.375% due 2031	398	398
Senior notes – 4.850% due 2031	993	992
Senior notes – 5.750% due 2032	495	494
Senior notes – 5.875% due 2033	299	298
Senior notes – 5.400% due 2033	594	594
Senior notes – 5.150% due 2034	496	496
Senior notes – 5.000% due 2035	1,984	1,983
Senior notes – 4.950% due 2036	595	—
Senior notes – 4.750% due 2039	496	496
Senior notes – 5.350% due 2044	495	495
Senior notes – 4.350% due 2047	494	494
Senior notes – 4.200% due 2048	594	594
Senior notes – 4.900% due 2049	1,240	1,240
Senior notes – 2.900% due 2051	346	346
Senior notes – 6.250% due 2052	492	492
Senior notes – 5.450% due 2053	591	591
Senior notes – 5.700% due 2053	989	989
Senior notes – 5.450% due 2054	494	493
Senior notes – 5.400% due 2055	1,480	1,479
Mortgage – 5.701% due 2035	234	249
Other	1	1
	18,910	19,587
Less: current portion	21	1,267
	$18,889	$18,320
(a)For the Floating Notes, interest is calculated based on a compounded SOFR benchmark rate plus 0.700%.
The senior notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.

In June 2026, the Company increased its short-term commercial paper financing program to $4.25 billion from $3.5 billion. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $1.6 billion of commercial paper outstanding at September 30, 2026, at an average effective interest rate of 4.13%. The Company did not have any commercial paper outstanding at December 31, 2025.
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
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At September 30, 2026 and December 31, 2025, the Company had no borrowings under this facility.
The Company also maintains other credit and overdraft facilities with various financial institutions aggregating $118 million and $122 million at September 30, 2026 and December 31, 2025, respectively. There were no outstanding borrowings under these facilities at September 30, 2026 and December 31, 2025.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $141 million and $150 million at September 30, 2026 and December 31, 2025, respectively.
Senior Notes
In September 2026, the Company repaid €550 million of 1.349% senior notes at maturity.
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

	September 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$1,644	$1,644	$1,267	$1,261
Long-term debt	$18,889	$17,190	$18,320	$18,093
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

15.    Restructuring Costs
The Company incurred a total of $79 million and $182 million for restructuring costs for the three and nine months ended September 30, 2026, respectively.
In the third quarter of 2025, the Company launched a three-year program, Thrive (the "Program"), which focuses on brand strategy, delivering greater value to clients, accelerating growth and improving efficiency. In the third quarter of 2026, the Company increased the Program cost estimates from $500 million to approximately $750 million, to be incurred over the duration of the Program. Costs include severance, technology and outside services. The Company expects charges incurred to be evenly distributed over the Program period.
The Company incurred $310 million of restructuring costs in connection with the Program through September 30, 2026, primarily severance. For the three and nine months ended September 30, 2026, costs incurred were $71 million and $160 million, respectively. For the three months ended September 30, 2025, costs incurred in connection with the Program were $38 million, related to severance and outside services.
The Company continues to refine its detailed plans for the Program which may change the timing and estimates of expected costs.
For the three and nine months ended September 30, 2025, the Company incurred a total of $46 million and $96 million for restructuring activities related primarily to severance and lease exit charges.
The Company incurred restructuring costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Risk and Insurance Services	$44	$20	$110	$51
Consulting	10	18	31	32
Corporate	25	8	41	13
Total	$79	$46	$182	$96
Details of the restructuring activity from January 1, 2025 through September 30, 2026, are as follows:

(In millions)	Severance	Real Estate Related Costs (a)	Information Technology	Consulting and Other Outside Services	Total
Liability at January 1, 2025	$75	$42	$—	$—	$117
2025 charges	174	32	—	16	222
Cash payments	(150)	(39)	—	(16)	(205)
Non-cash charges	—	(5)	—	—	(5)
Liability at December 31, 2025	$99	$30	$—	$—	$129
2026 charges	113	22	—	47	182
Cash payments	(159)	(16)	—	(47)	(222)
Non-cash charges	—	(8)	—	—	(8)
Liability at September 30, 2026	$53	$28	$—	$—	$81
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
For the nine months ended September 30, 2026, the Company repurchased 11.4 million shares of its common stock for $2.0 billion. At September 30, 2026, the Company remained authorized by the Board of Directors to repurchase up to approximately $3.7 billion in shares of its common stock. There is no time limit on the authorization. For the nine months ended September 30, 2025, the Company repurchased 4.6 million shares of its common stock for $1.0 billion.
The Company issued approximately 2.0 million and 3.2 million shares related to stock compensation and employee stock purchase plans for the nine months ended September 30, 2026 and 2025, respectively.
In January and February 2026, the Board of Directors of the Company declared quarterly dividends of $0.900 per share on outstanding common stock, which were paid in February and May 2026, respectively. In July 2026, the Board of Directors of the Company declared a quarterly dividend of $0.990 per share on outstanding common stock, which was paid in August 2026.
In September 2026, the Board of Directors of the Company declared a quarterly dividend of $0.990 per share on outstanding common stock, payable in November 2026.
17.    Claims, Lawsuits and Other Contingencies
Nature of Contingencies
The Company and its subsidiaries are subject to a significant number of claims, lawsuits and proceedings in the course of our business. Such claims and lawsuits consist principally of alleged errors and omissions in connection with the performance of professional services, including the placement of insurance, the provision of actuarial services for corporate and public sector clients, the provision of investment advice and investment management services to pension plans, the provision of advice relating to pension buy-out transactions and the provision of consulting services relating to the drafting and interpretation of trust deeds and other documentation governing pension plans. These claims often seek damages, including punitive and treble damages, in amounts that could be significant. In establishing liabilities for errors and omissions claims, the Company utilizes case level reviews by inside and outside counsel, internal actuarial analysis by Oliver Wyman, a subsidiary of the Company, and other methods to estimate potential losses. A liability is established when a loss is both probable and reasonably estimable. The liability is reviewed quarterly and adjusted as developments warrant. In many cases, the Company has not recorded a liability, other than for legal fees to defend the claim, because we are unable, at the present time, to make a determination that a loss is both probable and reasonably estimable. To the extent that expected losses exceed our deductible in any policy year, the Company also records an asset for the amount that we expect to recover under any available third-party insurance programs. The Company has varying levels of third-party insurance coverage, with policy limits and coverage terms varying significantly by policy year.
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
In November 2023, two Credit Suisse funds ("Credit Suisse"), bringing claims as loss payees, added Marsh Ltd. as a party to the Australian proceedings. In September 2026, Marsh Ltd. and other parties reached a settlement with Credit Suisse.
In November 2024 and March 2025, Greensill Bank AG (in insolvency), an affiliate of Greensill and an insured entity under the policies, added Marsh Pty Ltd. and Marsh Ltd., respectively, as parties to the Australian proceedings. In June 2026, Marsh Ltd., Marsh Pty Ltd. and other parties reached a settlement with Greensill Bank and its insolvency administrator.
For the three and nine months ended September 30, 2026, the Company recorded a charge of $144 million and $569 million, respectively, net of insurance proceeds in connection with the Australian proceedings. The legal charges and fees recorded for the Australia proceedings are included in other operating expenses in the consolidated statements of income for the three and nine months ended September 30, 2026. The recorded liability for the three and nine months ended September 30, 2026 reflects the settlements with Greensill Bank and Credit Suisse, and related costs. The settlements with White Oak, Greensill Bank and Credit Suisse conclude Marsh's involvement in the Australian proceedings, and the Company does not expect to incur any further charges in connection with these matters.
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
18.    Segment Information
The Company is organized based on the types of services provided. Under this structure, the Company’s operating segments are: Risk, Reinsurance, People and Investments, and Management Consulting. The four segments are aggregated into two operating and reporting segments as follows:
•Risk and Insurance Services, comprising Risk (insurance services) and Reinsurance (reinsurance services); and
•Consulting, comprising People and Investments and Management Consulting.
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
Selected information about the Company’s segments is as follows:

	Three Months Ended September 30,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other segment items	Operating Income (Loss)
2026 –
Risk and Insurance Services	$4,200	(a)	$2,521	$50	$122	$762	$745
Consulting	2,685	(b)	1,523	26	20	553	563
Total Segments	6,885		4,044	76	142	1,315	1,308
Corporate/Eliminations	(22)		34	13	—	24	(93)
Total Consolidated	$6,863		$4,078	$89	$142	$1,339	$1,215
2025 –
Risk and Insurance Services	$3,907	(a)	$2,424	$52	$116	$565	$750
Consulting	2,465	(b)	1,429	25	17	493	501
Total Segments	6,372		3,853	77	133	1,058	1,251
Corporate/Eliminations	(21)		41	14	—	5	(81)
Total Consolidated	$6,351		$3,894	$91	$133	$1,063	$1,170

	Nine Months Ended September 30,
(In millions)	Revenue		Compensation and benefits	Depreciation and amortization expense	Identified intangible amortization expense	Other segment items	Operating Income (Loss)
2026 –
Risk and Insurance Services	$14,074	(c)	$7,710	$151	$360	$2,319	$3,534
Consulting	7,845	(d)	4,522	75	57	1,601	1,590
Total Segments	21,919		12,232	226	417	3,920	5,124
Corporate/Eliminations	(55)		117	42	—	42	(256)
Total Consolidated	$21,864		$12,349	$268	$417	$3,962	$4,868
2025 –
Risk and Insurance Services	$13,294	(c)	$7,337	$153	$357	$1,641	$3,806
Consulting	7,150	(d)	4,190	74	55	1,418	1,413
Total Segments	20,444		11,527	227	412	3,059	5,219
Corporate/Eliminations	(58)		112	43	—	2	(215)
Total Consolidated	$20,386		$11,639	$270	$412	$3,061	$5,004
(a)Includes inter-segment revenue of $1 million in 2026, interest income on fiduciary funds of $100 million and $109 million in 2026 and 2025, respectively, and equity method income of $9 million and $5 million in 2026 and 2025, respectively. Revenue in 2026 includes a gain on the consolidation of Deasterra Partners, S.L., of $126 million.
(b)Includes inter-segment revenue of $22 million and $20 million in 2026 and 2025, respectively.
(c)Includes inter-segment revenue of $5 million in both 2026 and 2025, interest income on fiduciary funds of $273 million and $311 million in 2026 and 2025, respectively, and equity method income of $27 million and $20 million in 2026 and 2025, respectively. Revenue in 2026 includes a gain on the consolidation of Deasterra Partners, S.L., of $126 million. Revenue in 2025 also includes $28 million from a gain on the sale of the TCAS business and a gain on remeasurement of a previously held equity method investment to fair value upon consolidation.
(d)Includes inter-segment revenue of $51 million and $53 million in 2026 and 2025, respectively.
Other Risk and Insurance Services and Consulting segment items consist primarily of costs such as travel and entertainment, outside services, information and technology, facilities and equipment, and taxes and insurance. For the three and nine months ended September 30, 2026, Risk and Insurance Services includes the recording of a charge of $144 million and $569 million, respectively, net of insurance proceeds related to the Greensill litigation. Additional information on this matter is included in Note 17, Claims, Lawsuits and Other Contingencies.
The reconciliation of total consolidated operating income (loss) to income before income taxes is provided on the consolidated statements of income.
The Company does not report its assets by segment, including capital expenditures, as that information is not used by the CODM in assessing segment performance and allocating resources.
Details of operating segment revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Risk and Insurance Services
Risk	$3,796	$3,472	$11,709	$10,907
Reinsurance	404	435	2,365	2,387
Total Risk and Insurance Services	4,200	3,907	14,074	13,294
Consulting
People and Investments	1,672	1,579	4,931	4,573
Management Consulting	1,013	886	2,914	2,577
Total Consulting	2,685	2,465	7,845	7,150
Total Segments	6,885	6,372	21,919	20,444
Corporate Eliminations	(22)	(21)	(55)	(58)
Total	$6,863	$6,351	$21,864	$20,386

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this report are to Marsh & McLennan Companies, Inc. and its consolidated subsidiaries (the "Company" or "Marsh"), unless the context otherwise requires. Effective January 14, 2026, the Company updated its brand name from Marsh McLennan to Marsh and the brand names of Marsh and Oliver Wyman Group businesses to Marsh Risk ("Risk") and Marsh Management Consulting ("Management Consulting"), respectively. As a result of the Company's previously announced brand change, results that were previously reported under our Guy Carpenter business will now be reported as "Reinsurance" and results that were previously reported as Mercer will now be reported as "People and Investments". Within People and Investments, results for Wealth will now be reported as "Investments and Retirement", Health will now be reported as "Health and Benefits" and Career will now be reported as "Workforce and Rewards". References to the Company and its businesses in this report reflect these changes.
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
The Company conducts business through two segments:
•Risk and Insurance Services: risk management activities and insurance/reinsurance broking and services, conducted through Risk and Reinsurance.
•Consulting: investments and retirement, health and benefits, and workforce and rewards solutions and products, and specialized management, strategic, economic and brand consulting services conducted through People and Investments and Management Consulting.
The results of operations in the Management Discussion & Analysis ("MD&A") include an overview of the Company's consolidated results for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, and should be read in conjunction with the consolidated financial statements and notes. This section also includes a discussion of the key drivers impacting the Company's financial results of operations both on a consolidated basis and by reportable segments.
We describe the primary sources of revenue and categories of expense for each reportable segment in the discussion of segment financial results. A reconciliation of segment operating income to total operating income is included in Note 18, Segment Information, in the notes to the consolidated financial statements included in Part I, Item 1, of this report.
For information and comparability of the Company's results of operations and liquidity and capital resources for the three and nine months ended September 30, 2025, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-Q for the quarter ended September 30, 2025.
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
Financial Highlights
•Consolidated revenue for the three months ended September 30, 2026 was $6.9 billion, an increase of 8%, or 5% on an underlying basis. For the nine months ended September 30, 2026, consolidated revenue was $21.9 billion, an increase of 7%, or 5% on an underlying basis.
•Consolidated operating income for the three months ended September 30, 2026 was $1.2 billion, an increase of 4%, compared to the corresponding quarter in the prior year. Net income attributable to the Company was $808 million. Earnings per share on a diluted basis was $1.69, an increase of 12% compared to the corresponding quarter in the prior year. For the nine months ended September 30, 2026, consolidated operating income was $4.9 billion, a decrease of 3%, compared to the corresponding period in the prior year. Net income attributable to the Company was $3.2 billion. Earnings per share on a diluted basis was $6.68, a decrease of 1% compared to the corresponding period in the prior year.
•Risk and Insurance Services revenue for the three months ended September 30, 2026 was $4.2 billion, an increase of 7%, or 3% on an underlying basis. Operating income was $745 million, compared with $750 million for the corresponding quarter in the prior year. For the nine months ended September 30, 2026, Risk and Insurance Services revenue was $14.1 billion, an increase of 6%, or 3% on an underlying basis. Operating income was $3.5 billion, compared with $3.8 billion for the corresponding period in the prior year.
•Risk's revenue for the three months ended September 30, 2026 was $3.7 billion, an increase of 10%, or 5% on an underlying basis. For the nine months ended September 30, 2026, Risk's revenue was $11.5 billion, an increase of 8%, or 4% on an underlying basis. Reinsurance revenue for the three months ended September 30, 2026 was $374 million, a decrease of 6% on a reported and underlying basis. For the nine months ended September 30, 2026, Reinsurance revenue was $2.3 billion, flat compared to the corresponding period in the prior year and a decrease of 1% on an underlying basis.
•Consulting revenue for the three months ended September 30, 2026 was $2.7 billion, an increase of 9%, or 8% on an underlying basis. Operating income was $563 million, compared with $501 million for the corresponding quarter in the prior year. For the nine months ended September 30, 2026, Consulting revenue was $7.8 billion, an increase of 10%, or 7% on an underlying basis. Operating income was $1.6 billion, compared with $1.4 billion for the corresponding period in the prior year.
•People and Investments revenue for the three months ended September 30, 2026 was $1.7 billion, an increase of 6%, or 5% on an underlying basis. For the nine months ended September 30, 2026, People and Investments revenue was $4.9 billion, an increase of 8%, or 5% on an underlying basis. Management Consulting's revenue for the three months ended September 30, 2026 was $1.0 billion, an increase of 14% on both a reported and an underlying basis. For the nine months ended September 30, 2026, Management Consulting's revenue was $2.9 billion, an increase of 13%, or 11% on an underlying basis.
•For the three and nine months ended September 30, 2026, the Company recorded a charge of $144 million and $569 million, respectively, net of insurance proceeds, related to the Greensill settlement. Additional information on this matter is included in Note 17, Claims, Lawsuits and Other Contingencies, in the notes to the consolidated financial statements.
•In July 2026, the Company acquired the remaining 60% ownership shares in Deasterra Partners, S.L., a Spain-based insurance broker, and recorded a remeasurement gain of $126 million.
•The Company's results of operations for the three and nine months ended September 30, 2026 included restructuring costs of $79 million and $182 million, respectively, related primarily to severance, lease exit charges, and consulting and outside services.

•The Company completed 8 acquisitions in 2026 for a total purchase consideration of $550 million.
•The Company's effective tax rate for the three and nine months ended September 30, 2026 was 21.3% and 23.8%, respectively.
•In September 2026, the Company repaid a €550 million 1.349% senior note at maturity.
•The Company repurchased approximately 2.7 million shares for $500 million in the third quarter of 2026. For the nine months ended September 30, 2026, the Company repurchased 11.4 million shares for $2.0 billion.
•In September 2026, the Board of Directors of the Company declared a quarterly dividend of $0.990 per share on outstanding common stock, payable in November 2026.
* * * * *
Geopolitical, macroeconomic and other external factors, including the conflict in the Middle East and other wars and global conflicts, social unrest, tariffs or changes in trade policies, slower GDP growth or recession, fluctuations in foreign exchange rates, lower interest rates, capital markets volatility, inflation, changes in insurance premium rates and extreme weather events could impact our business, financial condition, results of operations and cash flows. For more information about these risks, please see "Part I, Item 1A. Risk Factors" in our annual Report on Form 10-K for the year ended December 31, 2025.
For additional details, refer to the Consolidated Results of Operations and Liquidity and Capital Resources sections in this MD&A.
Acquisitions and dispositions impacting the Risk and Insurance Services and Consulting segments are discussed in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$6,863	$6,351	$21,864	$20,386
Expense:
Compensation and benefits	4,078	3,894	12,349	11,639
Other operating expenses	1,570	1,287	4,647	3,743
Operating expenses	5,648	5,181	16,996	15,382
Operating income	$1,215	$1,170	$4,868	$5,004
Income before income taxes	$1,033	$1,010	$4,316	$4,483
Net income before non-controlling interests	$812	$757	$3,289	$3,400
Net income attributable to the Company	$808	$747	$3,220	$3,339
Net income per share attributable to the Company:
– Basic	$1.70	$1.52	$6.71	$6.79
– Diluted	$1.69	$1.51	$6.68	$6.75
Average number of shares outstanding:
– Basic	476	491	480	492
– Diluted	479	494	482	495
Shares outstanding at September 30,	475	490	475	490
Consolidated operating income increased $45 million, or 4% to $1.2 billion for the three months ended September 30, 2026, compared to the corresponding quarter in the prior year, reflecting an 8% increase in revenue and a 9% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 7% and 9%, respectively. Revenue for Risk and Insurances Services includes a remeasurement gain of $126 million as a result of the step-up to fair value of the previously held equity method investment in Deasterra Partners, S.L. (the "Remeasurement Gain"). Expenses include a charge of $144 million, net of insurance proceeds, related to the Greensill settlement.
Consolidated operating income decreased $136 million, or 3% to $4.9 billion for the nine months ended September 30, 2026, compared to $5.0 billion for the corresponding period in the prior year, reflecting a 7% increase in revenue and an 10% increase in expenses. Revenue growth was driven by increases in the Risk and Insurance Services and Consulting segments of 6% and 10%, respectively. Expenses include a charge of $569 million, net of insurance proceeds, related to the Greensill settlement.
For the nine months ended September 30, 2026, foreign exchange movements associated with the weakening of the U.S. dollar increased consolidated revenue and expenses by approximately 1%, and operating income by approximately 2%.
Diluted earnings per share for the three months ended September 30, 2026 increased to $1.69 from $1.51, or 12% from the prior year, reflecting an increase in operating income. For the nine months ended September 30, 2026, diluted earnings per share decreased to $6.68 from $6.75, or 1% from the prior year, reflecting a decrease in operating income.

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
The following tables present the Company's non-GAAP revenue for the three and nine months ended September 30, 2026 and 2025, and the related non-GAAP underlying revenue change:

Three Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Risk and Insurance Services
Risk	$3,726	$3,400	10%	$3,554	$3,397	5%
Reinsurance	374	398	(6)%	373	398	(6)%
Subtotal	4,100	3,798	8%	3,927	3,795	4%
Fiduciary interest income	100	109		100	109
Total Risk and Insurance Services	4,200	3,907	7%	4,027	3,904	3%
Consulting
People and Investments	1,672	1,579	6%	1,646	1,570	5%
Management Consulting	1,013	886	14%	1,005	887	14%
Total Consulting	2,685	2,465	9%	2,651	2,457	8%
Corporate Eliminations	(22)	(21)		(22)	(21)
Total Revenue	$6,863	$6,351	8%	$6,656	$6,340	5%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Three Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Risk:
EMEA	$994	$813	22%	$861	$803	7%
Asia Pacific	384	361	6%	378	363	4%
Latin America	147	137	7%	138	138	—
Total International	1,525	1,311	16%	1,377	1,304	6%
U.S./Canada	2,201	2,089	5%	2,177	2,093	4%
Total Risk	$3,726	$3,400	10%	$3,554	$3,397	5%
People and Investments:
Investments and Retirement	$762	$705	8%	$749	$695	8%
Health and Benefits	578	555	4%	575	550	5%
Workforce and Rewards	332	319	4%	322	325	(1)%
Total People and Investments	$1,672	$1,579	6%	$1,646	$1,570	5%
(*) Rounded to whole percentages.

Nine Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Risk and Insurance Services
Risk	$11,523	$10,702	8%	$11,146	$10,677	4%
Reinsurance	2,278	2,281	—	2,250	2,269	(1)%
Subtotal	13,801	12,983	6%	13,396	12,946	3%
Fiduciary interest income	273	311		271	311
Total Risk and Insurance Services	14,074	13,294	6%	13,667	13,257	3%
Consulting
People and Investments	4,931	4,573	8%	4,762	4,545	5%
Management Consulting	2,914	2,577	13%	2,865	2,578	11%
Total Consulting	7,845	7,150	10%	7,627	7,123	7%
Corporate Eliminations	(55)	(58)		(55)	(58)
Total Revenue	$21,864	$20,386	7%	$21,239	$20,322	5%
The following table provides more detailed revenue information for certain of the components presented in the previous table:

Nine Months Ended September 30, (In millions, except percentages)	GAAP Revenue		% Change GAAP Revenue*	Non-GAAP Revenue		Non-GAAP Underlying Revenue*
	2026	2025		2026	2025
Risk:
EMEA	$3,265	$2,878	13%	$3,030	$2,858	6%
Asia Pacific	1,192	1,105	8%	1,156	1,105	5%
Latin America	436	393	11%	408	395	3%
Total International	4,893	4,376	12%	4,594	4,358	5%
U.S./Canada	6,630	6,326	5%	6,552	6,319	4%
Total Risk	$11,523	$10,702	8%	$11,146	$10,677	4%
People and Investments:
Investments and Retirement	$2,254	$2,060	9%	$2,170	$2,030	7%
Health and Benefits	1,850	1,757	5%	1,820	1,739	5%
Workforce and Rewards	827	756	9%	772	776	(1)%
Total People and Investments	$4,931	$4,573	8%	$4,762	$4,545	5%
(*) Rounded to whole percentages.

Revenue – Reconciliation of Non-GAAP Measures
The following tables provide the reconciliation of GAAP revenue to Non-GAAP revenue for the three and nine months ended September 30, 2026 and 2025:

	2026				2025
Three Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Risk	$3,726	$(2)	$(170)	$3,554	$3,400	$(3)	$3,397
Reinsurance	374	(1)	—	373	398	—	398
Subtotal	4,100	(3)	(170)	3,927	3,798	(3)	3,795
Fiduciary interest income	100	—	—	100	109	—	109
Total Risk and Insurance Services	4,200	(3)	(170)	4,027	3,907	(3)	3,904
Consulting
People and Investments	1,672	(6)	(20)	1,646	1,579	(9)	1,570
Management Consulting	1,013	3	(11)	1,005	886	1	887
Total Consulting	2,685	(3)	(31)	2,651	2,465	(8)	2,457
Corporate Eliminations	(22)	—	—	(22)	(21)	—	(21)
Total Revenue	$6,863	$(6)	$(201)	$6,656	$6,351	$(11)	$6,340
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2026				2025
Three Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk:
EMEA	$994	$8	$(141)	$861	$813	$(10)	$803
Asia Pacific	384	(3)	(3)	378	361	2	363
Latin America	147	(9)	—	138	137	1	138
Total International	1,525	(4)	(144)	1,377	1,311	(7)	1,304
U.S./Canada	2,201	2	(26)	2,177	2,089	4	2,093
Total Risk	$3,726	$(2)	$(170)	$3,554	$3,400	$(3)	$3,397
People and Investments:
Investments and Retirement	$762	$(7)	$(6)	$749	$705	$(10)	$695
Health and Benefits	578	(1)	(2)	575	555	(5)	550
Workforce and Rewards	332	2	(12)	322	319	6	325
Total People and Investments	$1,672	$(6)	$(20)	$1,646	$1,579	$(9)	$1,570
Note: Amounts in the tables above are rounded to whole numbers.

	2026				2025
Nine Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk and Insurance Services
Risk	$11,523	$(138)	$(239)	$11,146	$10,702	$(25)	$10,677
Reinsurance	2,278	(27)	(1)	2,250	2,281	(12)	2,269
Subtotal	13,801	(165)	(240)	13,396	12,983	(37)	12,946
Fiduciary interest income	273	(2)	—	271	311	—	311
Total Risk and Insurance Services	14,074	(167)	(240)	13,667	13,294	(37)	13,257
Consulting
People and Investments	4,931	(97)	(72)	4,762	4,573	(28)	4,545
Management Consulting	2,914	(33)	(16)	2,865	2,577	1	2,578
Total Consulting	7,845	(130)	(88)	7,627	7,150	(27)	7,123
Corporate Eliminations	(55)	—	—	(55)	(58)	—	(58)
Total Revenue	$21,864	$(297)	$(328)	$21,239	$20,386	$(64)	$20,322
The following table provides more detailed revenue information for certain of the components presented in the previous table:

	2026				2025
Nine Months Ended September 30, (In millions)	GAAP Revenue	Currency Impact	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue	GAAP Revenue	Acquisitions/ Dispositions/ Other Impact	Non-GAAP Revenue
Risk:
EMEA	$3,265	$(83)	$(152)	$3,030	$2,878	$(20)	$2,858
Asia Pacific	1,192	(25)	(11)	1,156	1,105	—	1,105
Latin America	436	(28)	—	408	393	2	395
Total International	4,893	(136)	(163)	4,594	4,376	(18)	4,358
U.S./Canada	6,630	(2)	(76)	6,552	6,326	(7)	6,319
Total Risk	$11,523	$(138)	$(239)	$11,146	$10,702	$(25)	$10,677
People and Investments:
Investments and Retirement	$2,254	$(62)	$(22)	$2,170	$2,060	$(30)	$2,030
Health and Benefits	1,850	(25)	(5)	1,820	1,757	(18)	1,739
Workforce and Rewards	827	(10)	(45)	772	756	20	776
Total People and Investments	$4,931	$(97)	$(72)	$4,762	$4,573	$(28)	$4,545
Note: Amounts in the tables above are rounded to whole numbers.

Consolidated Revenue
Consolidated revenue increased $512 million, or 8%, to $6.9 billion for the three months ended September 30, 2026, compared to $6.4 billion for the three months ended September 30, 2025. Consolidated revenue increased 5% on an underlying basis and 3% from acquisitions. On an underlying basis, revenue increased 3% and 8% for the three months ended September 30, 2026, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue increased $1.5 billion, or 7%, to $21.9 billion for the nine months ended September 30, 2026, compared to $20.4 billion for the nine months ended September 30, 2025. Consolidated revenue increased 5% on an underlying basis, 1% from the impact of foreign currency translation and 1% from acquisitions. On an underlying basis, revenue increased 3% and 7% for the nine months ended September 30, 2026, in the Risk and Insurance Services and Consulting segments, respectively.
Consolidated revenue growth for the three and nine months ended September 30, 2026 reflects the continued demand for our advice and solutions.
Consolidated Operating Expenses
Consolidated operating expenses increased $467 million, or 9%, to $5.6 billion for the three months ended September 30, 2026, compared to $5.2 billion for the three months ended September 30, 2025. Expenses also reflect a 1% increase from the impact of acquisitions.
Consolidated operating expenses increased $1.6 billion, or 10%, to $17.0 billion for the nine months ended September 30, 2026, compared to $15.4 billion for the nine months ended September 30, 2025. Expenses also reflect a 1% increase from the impact of foreign currency translation and 1% from acquisitions.
Consolidated operating expenses for three and nine months ended September 30, 2026 reflect increased compensation and benefits, driven by higher base salaries and incentive compensation, and charges of $144 million and $569 million, respectively, net of insurance proceeds, related to the Greensill settlement.
Restructuring Activities
The Company incurred a total of $79 million and $182 million for restructuring costs for the three and nine months ended September 30, 2026, respectively.
In the third quarter of 2025, the Company launched a three-year program, Thrive (the "Program"), which focuses on brand strategy, delivering greater value to clients, accelerating growth and improving efficiency. The Company also announced the formation of Business Client Services ("BCS") to accelerate innovation and centralize investments in operational excellence, data, artificial intelligence and other analytics. BCS brings together operations and technology teams across the Company to improve client service through enhancing our technology and effective deployment of resources.
The Program will generate savings from process and automation efficiencies and optimization of our global operating model.
In the third quarter of 2026, the Company increased the Program cost estimates from $500 million to approximately $750 million, to be incurred over the duration of the Program. Costs include severance, technology and outside services. Total expected annualized savings increased from $400 million to approximately $600 million. The Company expects savings realized and charges incurred to be evenly distributed over the Program period.
The Company incurred $310 million of restructuring costs in connection with the Program through September 30, 2026, primarily severance. For the three and nine months ended September 30, 2026, costs incurred were $71 million and $160 million, respectively.
For the three months ended September 30, 2025, costs incurred in connection with the Program were $38 million related to severance and outside services.
The Company continues to refine its detailed plans for the Program which may change the timing, expected costs, and related savings.
Additional details are included in Note 15, Restructuring Costs, in the notes to the consolidated financial statements.

Risk and Insurance Services
The Company conducts business in its Risk and Insurance Services segment through Risk and Reinsurance. Risk is an insurance broker and risk advisor, offering risk management, insurance broking, insurance program management, risk consulting, analytical modeling and alternative risk financing services to a wide range of businesses, government entities, professional service organizations and individuals in over 130 countries. Reinsurance, the Company's reinsurance intermediary and advisor, provides specialized reinsurance broking, strategic advisory and actuarial services, and analytics solutions.
The results of operations for the Risk and Insurance Services segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2026	2025	2026	2025
Revenue	$4,200	$3,907	$14,074	$13,294
Compensation and benefits	2,521	2,424	7,710	7,337
Other operating expenses	934	733	2,830	2,151
Operating expenses	3,455	3,157	10,540	9,488
Operating income	$745	$750	$3,534	$3,806
Operating income margin	17.8%	19.2%	25.1%	28.6%
Revenue
Revenue in the Risk and Insurance Services segment increased $293 million, or 7%, to $4.2 billion for the three months ended September 30, 2026, compared to $3.9 billion for the three months ended September 30, 2025. Revenue increased 3% on an underlying basis and 4% from acquisitions.
Interest earned on fiduciary funds decreased $9 million to $100 million for the three months ended September 30, 2026, compared to $109 million for the three months ended September 30, 2025, due to lower average interest rates compared to the corresponding quarter in the prior year.
Revenue in the Risk and Insurance Services segment increased $780 million, or 6%, to $14.1 billion for the nine months ended September 30, 2026, compared to $13.3 billion for the nine months ended September 30, 2025. Revenue increased 3% on an underlying basis, 2% from acquisitions, and 1% from the impact of foreign currency translation.
Interest earned on fiduciary funds decreased $38 million to $273 million for the nine months ended September 30, 2026, compared to $311 million for the nine months ended September 30, 2025, due to lower average interest rates compared to the corresponding period in the prior year.
In the Risk and Insurance Services segment, underlying revenue growth for the three and nine months ended September 30, 2026 was driven by growth at Risk. Reinsurance's underlying revenue growth declined for the three and nine months ended September 30, 2026.
The underlying revenue growth at Risk for the three and nine months ended September 30, 2026 was driven by higher new business and renewal revenue, partially offset by declining insurance premium rates.
Risk's revenue increased $326 million, or 10%, to $3.7 billion for the three months ended September 30, 2026, compared to $3.4 billion for the three months ended September 30, 2025. This reflects an increase of 5% on an underlying basis and 5% from acquisitions and the remeasurement gain. U.S./Canada rose 4% on an underlying basis. Total International produced underlying revenue growth of 6%, reflecting growth of 7% in EMEA and 4% in Asia Pacific. Latin America was flat compared to the corresponding period in the prior year.
Risk's revenue increased $821 million, or 8%, to $11.5 billion for the nine months ended September 30, 2026, compared to $10.7 billion for the nine months ended September 30, 2025. This reflects an increase of 4% on an underlying basis, 2% from acquisitions, and 1% from the impact of foreign currency translation. U.S./Canada rose 4% on an underlying basis. Total International operations produced underlying revenue growth of 5%, reflecting growth of 6% in EMEA, 5% in Asia Pacific, and 3% in Latin America.
Reinsurance's revenue decreased $24 million, or 6%, to $374 million for the three months ended September 30, 2026, compared to $398 million for the three months ended September 30, 2025. On an underlying basis this reflects a decrease of 6% driven primarily by declining reinsurance premium rates.

Reinsurance's revenue was $2.3 billion for the nine months ended September 30, 2026, flat compared to the corresponding period in the prior year. This reflects a decrease of 1% on an underlying basis, offset by the impact of foreign currency translation of 1%.
The Risk and Insurance Services segment completed six acquisitions for the nine months ended September 30, 2026. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Risk and Insurances Services segment increased $298 million, or 9%, to $3.5 billion for the three months ended September 30, 2026, compared to $3.2 billion for the three months ended September 30, 2025. Expenses reflect an increase of 1% from acquisitions.
Expenses in the Risk and Insurances Services segment increased $1.1 billion, or 11%, to $10.5 billion for the nine months ended September 30, 2026, compared to $9.5 billion for the nine months ended September 30, 2025. Expenses reflect an increase of 1% from the impact of foreign currency translation and 1% from acquisitions.
Expenses for the three and nine months ended September 30, 2026 include charges of $144 million and $569 million, respectively, net of insurance proceeds, related to the Greensill settlement. Expenses also reflect increased compensation and benefits, driven primarily by higher base salaries.
Consulting
The Company conducts business in its Consulting segment through People and Investments and Management Consulting. People and Investments helps clients achieve their investment objectives, shape the future of work, and improve health and retirement outcomes through advice, solutions, and products. Management Consulting offers management consulting and advisory services across various industries.
The results of operations for the Consulting segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2026	2025	2026	2025
Revenue	$2,685	$2,465	$7,845	$7,150
Compensation and benefits	1,523	1,429	4,522	4,190
Other operating expenses	599	535	1,733	1,547
Operating expenses	2,122	1,964	6,255	5,737
Operating income	$563	$501	$1,590	$1,413
Operating income margin	21.0%	20.3%	20.3%	19.8%
Revenue
Consulting revenue increased $220 million, or 9%, to $2.7 billion for the three months ended September 30, 2026, compared to $2.5 billion for the three months ended September 30, 2025. This reflects an increase of 8% on an underlying basis and 1% from acquisitions.
Consulting revenue increased $695 million, or 10%, to $7.8 billion for the nine months ended September 30, 2026, compared to $7.2 billion for the nine months ended September 30, 2025. This reflects an increase of 7% on an underlying basis, 2% from the impact of foreign currency translation, and 1% from acquisitions.
In Consulting, underlying revenue growth for the three and nine months ended September 30, 2026 was driven by growth in both People and Investments, and Management Consulting.
People and Investments revenue increased $93 million, or 6%, to $1.7 billion for the three months ended September 30, 2026, compared to $1.6 billion for the three months ended September 30, 2025. This reflects an increase of 5% on an underlying basis and 1% from acquisitions. On an underlying basis, revenue for Investments and Retirement increased 8%, Health and Benefits increased 5%, and Workforce and Rewards decreased 1%, as compared to the corresponding quarter in the prior year.

People and Investments revenue increased $358 million, or 8%, to $4.9 billion for the nine months ended September 30, 2026, compared to $4.6 billion for the nine months ended September 30, 2025. This reflects an increase of 5% on an underlying basis, 2% from the impact of foreign currency translation, and 1% from acquisitions. On an underlying basis, revenue for Investments and Retirement increased 7%, Health and Benefits increased 5%, and Workforce and Rewards decreased 1%, as compared to the corresponding period in the prior year.
Investments and Retirement growth was driven by investment management, primarily reflecting positive net flows from new business and the impact of capital markets. Health and Benefits reflected growth across all regions, particularly International. Workforce Rewards reflects a decline in International, partially offset by growth in the U.S.
Management Consulting's revenue increased $127 million, or 14%, to $1.0 billion for the three months ended September 30, 2026, compared to $886 million for the three months ended September 30, 2025. This reflects an increase of 14% on an underlying basis and 1% from acquisitions.
Management Consulting's revenue increased $337 million, or 13%, to $2.9 billion for the nine months ended September 30, 2026, compared to $2.6 billion for the nine months ended September 30, 2025. This reflects an increase of 11% on an underlying basis, and increases of 1% from both the impact of foreign currency translation and acquisitions.
The increase in underlying revenue growth at Management Consulting for the three and nine months ended September 30, 2026 was driven by growth in most regions.
The Consulting segment completed two acquisitions for the nine months ended September 30, 2026. Information regarding these acquisitions is included in Note 8, Acquisitions and Dispositions, in the notes to the consolidated financial statements.
Operating Expenses
Expenses in the Consulting segment increased $158 million, or 8%, to $2.1 billion for the three months ended September 30, 2026, compared to $2.0 billion for the three months ended September 30, 2025. Expenses reflect an increase of 1% from acquisitions.
Expenses in the Consulting segment increased $518 million, or 9%, to $6.3 billion for the nine months ended September 30, 2026, compared to $5.7 billion for the nine months ended September 30, 2025. Expenses reflect an increase of 2% from the impact of foreign currency translation and 1% from acquisitions.
Expenses for the three and nine months ended September 30, 2026 reflect increased compensation and benefits, driven by higher incentive compensation and base salaries.
Corporate and Other
Corporate expenses increased $12 million, or 16%, to $93 million for the three months ended September 30, 2026, compared to $81 million for the three months ended September 30, 2025. The increase primarily reflected higher restructuring costs compared to the corresponding quarter in the prior year.
Corporate expenses increased $41 million, or 19%, to $256 million for the nine months ended September 30, 2026, compared to $215 million for the nine months ended September 30, 2025. The increase primarily reflected higher restructuring and compensation and benefit costs, compared to the corresponding period in the prior year.
Interest Income
Interest income was $10 million for the three months ended September 30, 2026, consistent with the corresponding period of the prior year.
Interest income was $29 million for the nine months ended September 30, 2026, compared to $34 million for the nine months ended September 30, 2025. Interest income decreased $5 million, reflecting lower average interest rates compared to the corresponding period in the prior year.
Interest Expense
Interest expense was $248 million for the three months ended September 30, 2026, compared to $237 million for the three months ended September 30, 2025. Interest expense was $738 million for the nine months ended September 30, 2026, compared to $725 million for the nine months ended September 30, 2025.

Interest expense increased $11 million and $13 million for the three and nine months ended September 30, 2026, respectively, reflecting primarily higher short-term debt levels, compared to the corresponding periods in the prior year.
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
The Company recorded net investment income of $8 million and $9 million for the three and nine months ended September 30, 2026, respectively, compared to net investment income of $15 million and $27 million, respectively, for the corresponding periods in the prior year. The decrease in 2026 for both periods is primarily driven by lower mark-to-market gains from the Company's investments, compared to the prior year.
Income and Other Taxes
The Company's effective tax rate for the three months ended September 30, 2026 was 21.3%, compared with 25.1% for the corresponding quarter of 2025. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 23.8% and 24.2%, respectively.
The tax rate in each period reflects the impact of discrete tax items such as excess tax benefits related to share-based compensation, enacted tax legislation, changes in uncertain tax positions, deferred tax adjustments, non-taxable adjustments related to contingent consideration for acquisitions, and valuation allowances for certain tax credits and attributes.
For the three and nine months ended September 30, 2026, the most significant discrete item is the tax effect of a gain from the fair value remeasurement of the Company's previously held equity method investment in Deasterra Partners, S.L., decreasing the effective tax rate by 2.8% and 0.7%, respectively. For the three and nine months ended September 30, 2025, the most significant discrete item was the excess tax benefit related to share-based payments, which reduced the effective tax rate by 0.3% and 1.0%, respectively.
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
In 2024, the Company received closure notices and assessments from the U.K. tax authority in relation to its 2016-2020 examinations which disallowed certain interest expense deductions. The Company has appealed the assessments, and resolving this matter through litigation or alternative dispute resolution may take several years.
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

Liquidity and Capital Resources
The Company is organized as a legal entity separate and distinct from its operating subsidiaries. As the Company does not have significant operations of its own, the Company is dependent upon dividends and other payments from its operating subsidiaries to pay principal and interest on its outstanding debt obligations, pay dividends to stockholders, repurchase its shares and pay corporate expenses. The Company can also provide financial support to its operating subsidiaries for acquisitions, investments, and certain parts of their business that require liquidity, such as the capital markets business of Reinsurance. Other sources of liquidity include borrowing facilities discussed in the Financing Cash Flows section.
The Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside of the U.S. Funds from those operating subsidiaries are regularly repatriated to the U.S. out of annual earnings. At September 30, 2026, the Company had approximately $1.7 billion of cash and cash equivalents in its foreign operations, which includes $572 million of operating funds required to be maintained for regulatory requirements or as collateral under certain captive insurance arrangements. The Company expects to continue its practice of repatriating available funds from its non-U.S. operating subsidiaries out of current annual earnings. Where appropriate, a portion of the current year earnings will continue to be permanently reinvested.
For the nine months ended September 30, 2026, the Company recorded foreign currency translation adjustments which decreased net equity by $143 million. Continued strengthening of the U.S. dollar against foreign currencies would further decrease the translated U.S. dollar value of the Company’s net investments in its non-U.S. subsidiaries, as well as the translated U.S. dollar value of cash repatriations from those subsidiaries.
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
Operating Cash Flows
The Company provided $2.3 billion of cash from operations for the nine months ended September 30, 2026, compared to $3.1 billion provided by operations for the first nine months of 2025. These amounts reflect the net income of the Company during those periods, excluding gains or losses from investments, adjusted for non-cash charges and changes in working capital which relate primarily to the timing of payments of accrued liabilities, including incentive compensation, or receipts of receivables and pension plan contributions. The Company used cash of $222 million and $138 million related to its restructuring activities for the nine months ended September 30, 2026 and 2025, respectively.
Pension Related Items
Contributions
The Company's policy for funding its tax-qualified defined benefit plans is to contribute amounts at least sufficient to meet the funding requirements set forth in accordance with applicable law.
For the three and nine months ended September 30, 2026, the Company contributed $36 million and $53 million, respectively, to its U.S. defined benefit pension plans, and $9 million and $24 million, respectively, to its non-U.S. defined benefit pension plans. For the three and nine months ended September 30, 2025, the Company contributed $9 million and $29 million, respectively, to its U.S. defined benefit pension plans and $12 million and $27 million, respectively, to its non-U.S. defined benefit pension plans.
In the U.S., contributions to the tax-qualified defined benefit plans are based on Employee Retirement Income Security Act ("ERISA") guidelines and the Company generally expects to maintain a funded status of 80% or more of the liability determined in accordance with the ERISA guidelines. For the three and nine months ended September 30, 2026, the Company made $27 million of required contributions to its U.S. qualified plan. The Company also made contributions of $9 million and $26 million, respectively, to its non-qualified plans. The Company expects to make approximately $8 million of additional contributions to its U.S. non-qualified plans over the remainder of 2026.
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
The Company expects to fund an additional $15 million to its non-U.S. defined benefit plans over the remainder of 2026, mainly to plans outside of the U.K.
Financing Cash Flows
Net cash used by financing activities was $1.8 billion for the nine months ended September 30, 2026, compared with $2.6 billion used for financing activities for the corresponding period in 2025.
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
The Credit Facility includes provisions for determining a benchmark replacement rate in the event existing benchmark rates are no longer available, or in certain other circumstances, in which an alternative rate may be required. At September 30, 2026 and December 31, 2025, the Company had no borrowings under this facility.
The Company maintains other credit and overdraft facilities with various financial institutions aggregating $118 million and $122 million at September 30, 2026 and December 31, 2025, respectively. There were no outstanding borrowings under these facilities at September 30, 2026 and December 31, 2025.
The Company also has outstanding guarantees and letters of credit with various banks aggregating $141 million and $150 million at September 30, 2026 and December 31, 2025, respectively.
Debt
In September 2026 the Company repaid a €550 million 1.349% senior note at maturity.
In June 2026, the Company increased its short-term commercial paper financing program to $4.25 billion from $3.5 billion. The proceeds from the issuance of commercial paper are used for general corporate purposes. The Company had $1.6 billion of commercial paper outstanding at September 30, 2026, at an average effective interest rate of 4.13%. The Company did not have any commercial paper outstanding at December 31, 2025.
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
For the nine months ended September 30, 2026, the Company repurchased 11.4 million shares of its common stock for $2.0 billion. At September 30, 2026, the Company remained authorized by the Board of Directors to repurchase up to approximately $3.7 billion in shares of its common stock. There is no time limit on the authorization.
For the nine months ended September 30, 2025, the Company repurchased 4.6 million shares of its common stock for $1.0 billion.
Dividends
The Company paid dividends on its common stock shares of $1.4 billion ($2.79 per share) for the nine months ended September 30, 2026, compared with $1.3 billion ($2.53 per share) for the first nine months of 2025.
In January and February 2026, the Board of Directors of the Company declared quarterly dividends of $0.900 per share on outstanding common stock, which were paid in February and May 2026, respectively. In July 2026, the Board of Directors of the Company declared a quarterly dividend of $0.990 per share on outstanding common stock, which was paid in August 2026.
In September 2026, the Board of Directors of the Company declared a quarterly dividend of $0.990 per share on outstanding common stock, payable in November 2026.
Contingent and Deferred Payments Related to Acquisitions
The classification of contingent consideration in the consolidated statements of cash flows is dependent upon whether the receipt, payment, or adjustment was part of the initial liability established on the acquisition date (financing) or an adjustment to the acquisition date liability (operating).
The following amounts are included in the consolidated statements of cash flows as operating and financing activities:

For the Nine Months Ended September 30,
(In millions)	2026	2025
Operating:
Contingent consideration payments for prior year acquisitions	$(59)	$(27)
Acquisition/disposition related net charges for adjustments	28	45
Adjustments and payments related to contingent consideration	$(31)	$18
Financing:
Contingent consideration for prior year acquisitions	$(44)	$(11)
Deferred consideration for prior year acquisitions	(101)	(53)
Payments of deferred and contingent consideration for acquisitions	$(145)	$(64)

Receipt of deferred and contingent consideration for dispositions	$12	$—
For acquisitions completed during the first nine months of 2026 and in prior years, remaining estimated future contingent payments of $248 million and deferred consideration payments of $85 million, are recorded in accounts payable and accrued liabilities or other liabilities in the consolidated balance sheets at September 30, 2026.

Derivatives - Net Investment Hedge
The Company has investments in various subsidiaries with Euro functional currencies. As a result, the Company is exposed to the risk of fluctuations between the Euro and U.S. dollar exchange rates. As part of its risk management program, the Company designates its €550 million senior note debt instrument ("Euro note") as a net investment hedge (the "hedge") of its Euro denominated subsidiaries. The hedge effectiveness is re-assessed each quarter to confirm that all the critical terms of the hedging instrument and the hedged net investment continue to match. If the hedge is highly effective, the change in the debt balance related to foreign exchange fluctuations is recorded in accumulated other comprehensive loss in the consolidated balance sheets.
The U.S. dollar value of the Euro denominated debt decreased by $38 million through September 30, 2026, related to the change in foreign exchange rates. The Company concluded that the hedge was highly effective and recorded a decrease to accumulated other comprehensive loss for the nine months ended September 30, 2026.
Purchase of remaining ownership interests
In June 2026, the Company made a payment for the purchase of the remaining interest in a subsidiary for $54 million, which was completed in July 2026.
Fiduciary Liabilities
Since fiduciary assets are not available for corporate use, they are shown separately in the consolidated balance sheets as cash and cash equivalents held in a fiduciary capacity, with a corresponding amount in current liabilities. Financing cash flows reflect an increase of $869 million and an increase of $231 million for the nine months ended September 30, 2026 and 2025, respectively, related to fiduciary liabilities.
Investing Cash Flows
Net cash used for investing activities amounted to $493 million for the first nine months of 2026, compared with $322 million used for investing activities for the corresponding period in 2025.
The Company paid $263 million and $224 million, net of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity acquired, for acquisitions it made in the first nine months of 2026 and 2025, respectively, including the Company's acquisition of the remaining 60% ownership shares in Deasterra Partners, S.L., in July 2026.
In the first quarter of 2025, the Company sold Marsh Agency's Technology Consulting and Administrative Solutions ("TCAS") business for approximately $25 million, and recorded a gain of $15 million, which is included in revenue in the consolidated statements of income.
The Company's additions to fixed assets and capitalized software for the nine months ended September 30, 2026 and 2025, amounted to $215 million and $186 million, respectively, related primarily to software development costs, the refurbishing and modernizing of office facilities, and technology equipment purchases.
Cash from the sale of long-term investments for the nine months ended September 30, 2025 is primarily due to the disposal of an investment in a unit trust fund.
Cash used for long-term investments for the nine months ended September 30, 2026 is due to investments in private equity funds. At September 30, 2026, the Company has commitments for potential future investments of approximately $201 million in private equity funds that invest primarily in financial services companies.

Commitments and Obligations
The following sets forth the Company’s future contractual obligations by the type at September 30, 2026:

	Payment due by Period
(In millions)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Commercial paper	$1,623	$1,623	$—	$—	$—
Current portion of long-term debt	20	20	—	—	—
Long-term debt	19,040	—	2,794	2,426	13,820
Interest on long-term debt	12,490	901	1,678	1,458	8,453
Net operating leases	2,072	388	605	438	641
Service agreements	426	169	176	81	—
Other long-term obligations (a)	434	138	258	37	1
Total	$36,105	$3,239	$5,511	$4,440	$22,915
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
The Company had the following investments subject to variable interest rates:

(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,842	$2,687
Cash and cash equivalents held in a fiduciary capacity	$12,273	$11,473
Based on the above balances at September 30, 2026, if short-term interest rates increased or decreased by 10%, or 32 basis points, for the year, annual interest income, including interest earned on cash and cash equivalents held in a fiduciary capacity, would increase or decrease by approximately $11 million.
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
However, there have been periods where the impact was not mitigated due to external market factors, and external macroeconomic events may result in greater foreign exchange rate fluctuations in the future. If foreign exchange rates of major currencies (Euro, British Pound, Australian Dollar and Canadian Dollar) moved 10% in the same direction against the U.S. dollar that held constant over the course of the year, the Company estimates that full year net operating income would increase or decrease by approximately $129 million. The Company has exposure to approximately 80 foreign currencies. If exchange rates at September 30, 2026, hold constant for the rest of 2026, the Company estimates the year-over-year impact from the conversion of foreign currency earnings will increase full year net operating income by approximately $93 million.

In Continental Europe, the largest amount of revenue from renewals for the Risk and Insurance Services segment occurs in the first quarter.
Equity Price Risk
The Company has investments in certain private equity funds as well as in public and private companies of approximately $327 million that are accounted for using the equity method of accounting. The Company also holds investments of approximately $27 million that are valued using readily determinable fair values and approximately $16 million of investments without readily determinable fair values. The Company's investments are subject to the risk of decline in market value, which, if determined to be other than temporary, could result in realized impairment losses. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
For the nine months ended September 30, 2026, the Company repurchased 11.4 million shares of its common stock for $2.0 billion. At September 30, 2026, the Company remained authorized to repurchase up to approximately $3.7 billion in shares of its common stock. There is no time limit on the authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2026	1,371,331	$180.1158	1,371,331	$3,928,347,890
August 1 - 31, 2026	1,073,649	$190.3605	1,073,649	$3,723,967,573
September 1 - 30, 2026	264,299	$183.9630	264,299	$3,675,346,330
Total	2,709,279	$184.5509	2,709,279	$3,675,346,330
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

Date:	October 15, 2026	/s/ Mark C. McGivney
Mark C. McGivney
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date:	October 15, 2026	/s/ Stacy M. Mills
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